Form 10-Q
period 1994-12-31
ARX INC
filed 1995-02-10
CIK 2601

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                   FORM 10-Q

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 1994       Commission File Number 0-2324

                              AEROFLEX INCORPORATED
                              (Formerly ARX, Inc.)
               (Exact name of Registrant as specified in its Charter)

           DELAWARE                                      11-1974412
- - - - --------------------------------                ---------------------------
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                     Identification No.)

35 South Service Road, Plainview, N.Y.                       11803
- - - - --------------------------------------                   --------------
(Address of principal executive offices)                   (Zip Code)

                                 (516) 694-6700
       ----------------------------------------------------------------
                (Registrant's telephone number, including area code)

 *Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

         Yes        [X]          No       [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

        February 7, 1995                     11,744,119
- - - - ------------------------------------------------------------------------
        (Date)                            (Number of Shares)

                             AEROFLEX INCORPORATED
                               AND SUBSIDIARIES

                                    INDEX
                                  ----------
                                                          PAGE
                                                        ---------

PART I:  FINANCIAL INFORMATION
         ---------------------

CONSOLIDATED BALANCE SHEETS
   December 31, 1994 and June 30, 1994                       3-4

CONSOLIDATED STATEMENTS OF OPERATIONS
   Six Months Ended December 31, 1994 and 1993                 5

CONSOLIDATED STATEMENTS OF OPERATIONS
   Three Months Ended December 31, 1994 and 1993               6

CONSOLIDATED STATEMENTS OF CASH FLOWS
   Six Months Ended December 31, 1994 and 1993                 7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  8-10

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS
    Six and Three Months Ended December 31, 1994 and 1993  11-13

PART II:  OTHER INFORMATION
          -----------------

ITEM 1 Legal Proceedings                                      14

ITEM 6 Exhibits and Reports on Form 8-K                       14

SIGNATURES                                                    15

                              AEROFLEX INCORPORATED
                                 AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS


                                           December 31,        June 30,
                                               1994               1994
                                        -----------------  ----------------
                                           (Unaudited)        (Audited)

ASSETS

Current assets:
   Cash and cash equivalents               $ 12,261,000        $  8,238,000
   Current portion of invested cash             635,000             150,000
   Accounts receivable less allowance
     for doubtful accounts of $520,000
     and $434,000                            12,866,000          16,804,000
   Inventories (Note 6)                      14,755,000          14,087,000
  Deferred income taxes                         640,000             640,000
  Prepaid expenses and other current assets     971,000             937,000
                                          -------------        ------------
        TOTAL CURRENT ASSETS                 42,128,000          40,856,000

Invested cash                                   697,000           1,356,000
Property, plant and equipment, at cost, net  13,212,000          13,180,000
Costs in excess of fair value of net assets
  of businesses acquired, net                10,450,000          10,602,000
Net assets of discontinued operations
  (Note 3)                                    1,902,000           2,403,000
Deferred income taxes                           368,000             403,000
Other assets                                  2,591,000           2,216,000
                                         --------------       -------------
                                           $ 71,348,000        $ 71,016,000
                                         ==============        ============

[FN]
See notes to consolidated financial statements

                                 AEROFLEX INCORPORATED
                                   AND SUBSIDIARIES

                               CONSOLIDATED BALANCE SHEETS
                                       (continued)

                                          December 31,          June 30,
                                              1994                 1994
                                        -----------------    ---------------
                                           (Unaudited)         (Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt
    (Note 4)                               $  1,307,000        $     820,000
  Accounts payable                            2,371,000            3,222,000
  Accrued expenses and other current
    liabilities                               5,459,000            7,580,000
  Income taxes payable                          288,000              662,000
                                         --------------       --------------
    Total Current Liabilities                 9,425,000           12,284,000
                                         --------------       --------------
Long-term debt (Note 4)                       6,807,000            7,588,000
                                         --------------       --------------
Other long-term liabilities                   1,774,000            1,573,000
                                         --------------       --------------
7-1/2% Senior Subordinated Convertible
   Debentures (Note 5)                       10,000,000           10,000,000
                                         --------------       --------------

Stockholders' equity
   Preferred stock, par value $.10
      per share; authorized 1,000,000 shares:
      Series A Junior Participating Preferred
      Stock, par value $.10 per share,
      authorized 150,000 shares                   -                   -
  Common stock, par value $.10 per share;
      authorized 25,000,000 shares; issued
      11,734,000 and 11,799,000 shares        1,174,000           1,180,000
 Additional paid-in capital                  56,002,000          56,116,000
 Accumulated deficit                        (13,834,000)        (17,633,000)
                                          -------------        ------------
                                             43,342,000          39,663,000
 Less:  Treasury stock, at cost
       (58,000 shares)                          -                    92,000
                                          -------------        ------------
                                             43,342,000          39,571,000
                                          -------------        ------------
                                           $ 71,348,000        $ 71,016,000
                                          =============        ============

[FN]
See notes to consolidated financial statements

                            AEROFLEX INCORPORATED
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                             Six Months Ended
                                                December 31,
                                          ------------------------
                                            1994              1993
                                            ------           ------
                                         (Unaudited)        (Unaudited)
Net Sales                                $ 29,848,000       $ 25,072,000
Cost of Sales                              20,411,000         17,238,000
                                         ------------      -------------
  Gross Profit                              9,437,000          7,834,000
Selling, General and Administrative Costs   6,858,000          5,781,000
                                        -------------      -------------
  Operating Income                          2,579,000          2,053,000
                                        -------------      -------------
 Other Income (Expense)
  Life insurance proceeds (Note 9)          2,000,000                 -
  Interest expense                           (784,000)          (789,000)
  Interest and other income                   324,000            109,000
                                        -------------      -------------
  Total Other Income (Expense)              1,540,000           (680,000)
                                        -------------      -------------
Income From Continuing Operations
  Before Income Taxes                       4,119,000         1, 373,000
Provision for Income Taxes (Note 7)           320,000            272,000
                                        -------------      -------------
Income From Continuing Operations           3,799,000          1,101,000
Income From Discontinued Operations
   (Note 3)                                     -                187,000
                                       --------------      -------------
Net Income                               $  3,799,000         $1,288,000
                                       ==============      =============
Income per Common Share
 Primary
    Continuing Operations                  $ .31                  $ .12
    Discontinued Operations                   -                     .02
                                           -----                  -----
    Net Income                             $ .31                  $ .14
                                           =====                  =====
 Fully Diluted
    Continuing Operations                  $ .30                   $ .11
    Discontinued Operations                   -                      .01
                                           -----                   -----
    Net Income                             $ .30                   $ .12
                                           =====                   =====

 Weighted Average Number of Common
    Shares Outstanding

  Primary                                12,339,000            9,382,000
                                         ==========           ==========
  Fully Diluted                          14,135,000           12,209,000
                                         ==========           ==========

[FN]
See notes to consolidated financial statements

                                 AEROFLEX INCORPORATED
                                    AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Three Months Ended
                                                   December 31,
                                             --------------------------
                                               1994              1993
                                              ------            ------
                                            (Unaudited)       (Unaudited)

Net Sales                                  $ 15,821,000       $ 13,371,000
Cost of Sales                                10,769,000          9,246,000
                                           ------------       ------------
  Gross Profit                                5,052,000          4,125,000
Selling, General and Administrative Costs     3,537,000          2,886,000
                                           ------------       ------------
  Operating Income                            1,515,000          1,239,000
                                           ------------       ------------
Other Income (Expense)
  Life insurance proceeds (Note 9)            2,000,000              -
  Interest expense                             (397,000)          (370,000)
  Interest and other income                     161,000             42,000
                                           ------------       ------------
  Total Other Income (Expense)                1,764,000           (328,000)
                                           ------------       ------------
Income Before Income Taxes                    3,279,000            911,000
Provision for Income Taxes (Note 7)             195,000            162,000
                                           ------------       ------------
Income From Continuing Operations             3,084,000            749,000
Income (Loss) From Discontinued
  Operations (Note 3)                             -             (2,086,000)
                                           ------------       ------------
  Net Income (Loss)                        $  3,084,000       $ (1,337,000)
                                           ============       ============
Net Income (Loss) per Common Share:
 Primary
   Continuing Operations                      $ .25               $ .08
   Discontinued Operations                       -                 (.22)
                                              ------              ------
   Net Income (Loss)                          $ .25               $(.14)
                                              ======              ======
 Fully Diluted
    Continuing Operations                     $ .23                $ .07
    Discontinued Operations                      -                  (.17)
                                              ------              ------
    Net Income (Loss)                         $ .23                $(.10)
                                              ======              ======
Weighted Average Number of Common
    Shares Outstanding

  Primary                                   12,325,000           9,770,000
                                            ==========          ==========
  Fully Diluted                             14,103,000          12,238,000
                                            ==========          ==========

[FN]
See notes to consolidated financial statements

                                  AEROFLEX INCORPORATED
                                     AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Increase (Decrease) in Cash and Cash Equivalents

                                                   Six Months Ended
                                                      December 31,
                                                 ------------------------
                                                 1994            1993
                                                 ------          ------
                                                (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                      $  3,799,000   $ 1,288,000
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Income from discontinued operations                  -          (187,000)
   Depreciation and amortization                    1,561,000     1,384,000
   Other                                               36,000        86,000
 Change in operating assets and liabilities:
   Decrease (increase) in accounts receivable       3,841,000     2,725,000
   Decrease (increase) in inventories                (668,000)   (1,039,000)
   Decrease (increase) in prepaid expenses and
    other assets                                     (595,000)      (28,000)
   Increase (decrease) in accounts payable, accrued
    expenses and other long-term liabilities       (2,771,000)   (2,020,000)
   Increase (decrease) in income taxes payable       (374,000)   (1,203,000)
   Increase (decrease) in deferred income
     taxes payable                                     35,000        (6,000)
                                                 -------------    ------------
NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                               4,864,000     1,000,000
                                                 ------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net cash provided by (used in)
   discontinued operations                            501,000     5,610,000
  Proceeds from sale of property, plant
    and equipment                                     450,000         -
  Decrease (increase) in invested cash                174,000     1,875,000
  Capital expenditures                             (1,671,000)     (617,000)
 Other                                                  -             6,000
                                                 ------------   -----------
NET CASH PROVIDED BY (USED IN)
 INVESTING ACTIVITIES                                (546,000)    6,874,000
                                                -------------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under debt agreements                    292,000       515,000
  Net debt repayments                                (587,000)   (8,286,000)
                                                -------------   -----------
NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                                (295,000)   (7,771,000)
                                                -------------   -----------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                              4,023,000       103,000
CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                             8,238,000       360,000
                                                -------------  ------------
CASH AND CASH EQUIVALENTS
    AT END OF PERIOD                             $ 12,261,000   $   463,000
                                                 ============   ===========

[FN]
See notes to consolidated financial statements

                                 AEROFLEX INCORPORATED
                                    AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)


1.  Basis of Presentation

 The consolidated balance sheet of Aeroflex Incorporated and Subsidiaries ("the Company") as of December 31, 1994 and the related consolidated statements of operations for the six and three months ended December 31, 1994 and 1993 and the statements of cash flows for the six months ended December 31, 1994 and 1993 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments and the adjustments referred to in Note 3) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1994 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1994 annual report to shareholders. There have been no changes of significant accounting policies since June 30, 1994.

 Certain reclassifications have been made to previously reported financial statements to conform to current classifications.

 Results of operations for the six and three month periods are not necessarily indicative of results of operations for the corresponding years.

2.  Acquisition of Business

  Effective January 1, 1994, the Company acquired substantially all of the net operating assets of the microelectronics division of Marconi Circuit Technology Corporation ("Circuit Tech") for $5,650,000 and assumed liabilities of $3,115,000. The purchase price was allocated to the assets acquired based upon the respective fair values as of the acquisition date. The purchase was financed through borrowings under the Company's revolving line of credit agreement. The acquired division's net sales of microelectronic products were approximately $17,500,000 for the twelve months ended December 31, 1993.

  Summarized below are the unaudited pro forma results of operations of the Company as if Circuit Tech had been acquired at the beginning of the fiscal periods presented:


                                  Pro Forma       Pro Forma
                                  Six Months     Three Months   Pro Forma
                                    Ended           Ended       Year Ended
                                  December 31,   December 31,     June 30,
                                     1993            1993          1994
                               ---------------   -------------- -------------
                                    (in thousands, except per share data)
 Net Sales                         $ 33,227         $ 17,230       $ 73,757
   Income From Continuing Operations    954              180          5,703
   Net Income                         1,141           (1,906)         5,890

   Earnings Per Share
    Primary
      Income From Continuing
         Operations                  $  .10           $  .02         $  .54
         Net Income (loss)              .12             (.20)           .56
     Fully Diluted
      Income From Continuing
         Operations                     .10              .02            .48
         Net Income (loss)              .11             (.15)           .50


   The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of the periods presented or of future operating results of the combined companies.

   The acquisition has been accounted for as a purchase and, accordingly, the acquired assets and liabilities assumed have been recorded at their estimated fair values at the date of acquisition. The operating results of Circuit Tech are included in the consolidated statements of operations from the acquisition date.

3. Discontinued Operations

    In September 1993, the Company entered into an agreement with the U.S. Air Force in full settlement of claims against the U.S. Air Force on two telecommunication contracts which were completed in 1992. The settlement represents a final mutual release of all claims between the parties relative to these two contracts. The settlement, together with other unrelated settlements of claims and adjustments of previously recorded loss reserves, resulted in an after tax gain of $2,295,000, which was included in discontinued operations in the first quarter of fiscal 1994.

   In November 1993, the Company sold substantially all of the net operating assets of its Huxley subsidiary for $5,550,000, including a $700,000 five year subordinated secured note. Huxley is a manufacturer of specialized envelopes for high-volume direct-mail users. The disposal is being accounted for as a discontinued operation, and, accordingly, Huxley's operations and the loss on disposal have been reported separately from continuing opera-tions. Huxley's assets and liabilities have been reclassified on the balance sheet from the historic classifications and combined under the caption "net assets of discontinued operations".

4. Revolving Credit Agreements

    As of April 11, 1994 the Company entered into a revised revolving credit and term loan agreement with two banks which is secured by accounts receivable, inventory, the Company's stockholdings in certain of its sub-sidiaries and the Company's principal operating facility. The agreement provides for a revolving credit line of $16,000,000 and a term loan of $4,000,000, both of which expire on March 31, 1997. The interest rate on borrowings under this agreement is at various rates depending upon certain financial ratios, with the present rate substantially equivalent to the prime rate (8.5% at December 31, 1994).  The terms of the agreement require compliance with certain covenants including minimum consolidated working capital and tangible net worth, maintenance of certain financial ratios, limitations on capital expenditures and lease commitments,
    and prohibition of the payment of cash dividends.   Management believes that
    this revolving credit and term loan facility, coupled with cash to be provided by future operations, will be sufficient for its working capital requirements, capital expenditure needs, wind-down of discontinued opera-tions and the servicing of its debt.

5. Senior Subordinated Convertible Debentures

   In December 1992, the Company completed a sale of $6,870,000 of principal amount of 7% Convertible Senior Subordinated Debentures to non-U.S. persons. The debentures were convertible into the Company's common stock at a price of $2.25 per share. All of the net proceeds from the debenture offering were used to repay indebtedness under the revolving credit and term loan agree-ment. In February 1994, the Company called for redemption all outstanding debentures. Substantially all of the debentures were converted and the balance, $8,000, was redeemed as of March 31, 1994.

   During June 1994, the Company completed a sale of $10,000,000 of principal amount of 7-1/2% Senior Subordinated Convertible Debentures to non-U.S. persons. The debentures are due June 15, 2004 and are convertible into the Company's common stock at a price of $5-5/8 per share. The net proceeds from the offering were used initially to retire certain bank indebtedness and for
   general working capital with   excess proceeds placed in temporary short term
   bank related investments.

6. Inventories

   Inventories consist of the following:

                                      December 31,           June 30,
                                         1994                  1994
                                    --------------        -------------
            Raw Materials            $ 5,813,000            $ 5,706,000
            Work in Process            6,391,000              5,800,000
            Finished Goods             2,551,000              2,581,000
                                     -----------            -----------
                                     $14,755,000            $14,087,000
                                     ===========            ===========

7. Income Taxes

    At June 30, 1994 the Company had net operating loss carryforwards of approximately $19,000,000 for Federal income tax purposes which expire through 2006. The income tax provisions for the six and three months ended December 31, 1994 and 1993 include benefits relating to the recognition of unrealized and realized net operating loss carryforwards.

   The Company is undergoing routine audits by various taxing authorities of several of its U.S. Federal, state and local income tax returns covering
   different periods   from 1988 to 1993.  In view of the Company's Puerto Rico
   operations and the   increased focus by the Internal Revenue Service on
   profit allocations between U.S.   and foreign related entities, deficiencies
   could be proposed. Management believes that the probable outcome of these various audits should not materially affect the consolidated financial statements of the Company.

8. Contingencies

   A subsidiary of the Company whose operations were discontinued in 1991, is one of several defendants named in a personal injury action initiated in August, 1994, by a group of plaintiffs. The complaint alleges, among other things, that the plaintiffs suffered injuries from exposure to substances contained in products sold by the subsidiary to one of its customers. Considering its various defenses, together with its product liability insurance, in the opinion of management of the Company, the outcome of the action against its subsidiary will not have a materially adverse effect on the Company's consolidated financial statements.

9. Life Insurance Proceeds

   During the quarter ended December 31, 1994, the Company received $2,000,000 of insurance proceeds on the death of the former Chairman.

                                 AEROFLEX INCORPORATED
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Six Months Ended December 31, 1994 Compared to
Six Months Ended December 31, 1993
- - - - -----------------------------------------------

Net sales increased to $29,848,000 for the six months ended December 31, 1994 from $25,072,000 for the six months ended December 31, 1993. Income from continuing operations increased to $3,799,000 for the six months ended December 31, 1994 from $1,101,000 for the comparable period in the prior year.

Net sales in the electronics segment increased to $22,985,000 for the six months ended December 31, 1994 from $18,678,000 for the six months ended December 31, 1993 primarily as a result of the acquisition of the microelectronics division of Marconi Circuit Technology Corporation in January 1994. Operating profits increased by $648,000 as a result of the higher sales, partially offset by increased selling, general and administrative costs.

Net sales in the shock and vibration segment increased to $6,863,000 for the six months ended December 31, 1994 from $6,394,000 for the six months ended December 31, 1993. The increase is primarily attributable to higher sales volume of commercial and industrial isolators. Operating profits increased by $4,000. The increase in volume was offset by an unfavorable change in the product mix.

Cost of sales as a percentage of sales decreased to 68.4% from 68.8% between the two periods. Selling general and administrative costs as a percentage of sales decreased to 23.0% from 23.1%.

Interest expense decreased to $784,000 from $789,000. Decreased levels of borrowings were offset by increased interest rates. Interest and other income were greater by $215,000 as a result of the short term investments made with the proceeds from the 7-1/2% debentures. The income tax provisions for the six month periods ended December 31, 1994 and 1993 were less than the amounts computed by applying the U.S. Federal income tax rate to income from continuing operations before income taxes primarily as a result of the tax benefits of loss carryforwards (both unrealized and realized) and the exemption of the earnings of the Company's Puerto Rican subsidiary from U.S. Federal income taxes, and, for the period ended December 31, 1994, because of the non-taxable life insurance proceeds of $2,000,000.

In September 1993, the Company entered into an agreement with the U.S. Air Force in full settlement of claims against the U.S. Air Force for extra work, delays and other out-of-scope costs on two telecommunication contracts which were the primary reasons for T-CAS's loss in 1991. The settlement represents a final mutual release of all claims between the parties relative to these two contracts. The settlement, together with other unrelated settlements of claims and adjustments of previously recorded loss reserves, resulted in an after tax gain of $2,295,000, which was included in discontinued operations in the first quarter of fiscal 1994.

In November 1993, the Company sold substantially all of the net operating assets of its Huxley subsidiary. The disposal is being accounted for as a discontinued operation, and, accordingly, Huxley's operations and the loss on disposals, have been reported separately from continuing operations. This loss of $2,108,000 represents a loss from Huxley's operations of $187,000 and a loss on the disposal of $1,921,000.

Three Months Ended December 31,1994 Compared to
Three Months Ended December 31, 1993
- - - - ------------------------------------------------

Net sales increased to $15,821,000 for the three months ended December 31, 1994 from $13,371,000 for the three months ended December 31, 1993. Income from continuing operations increased to $3,084,000 for the three months ended December 31, 1994 from $749,000 for the comparable period in the prior year.

Net sales in the electronics segment increased to $12,345,000 for the three months ended December 31, 1994 from $9,973,000 for the three months ended December 31, 1993 primarily as a result of the acquisition of the micro-electronics division of Marconi Circuit Technology Corporation in January 1994. Operating profits increased by $379,000 as a result of the higher sales, partially offset by increased selling, general and administrative costs.

Net sales in the shock and vibration segment increased to $3,476,000 for the three months ended December 31, 1994 from $3,398,000 for the three months ended December 31, 1993. The increase is primarily attributable to higher sales volume of commercial and industrial isolators partially offset by lower sales volume of military isolators. Operating profits decreased by $86,000 due to the change in product mix.

Cost of sales as a percentage of sales decreased to 68.1% from 69.1% between the two periods. Selling, general and administrative costs as a percentage of sales increased to 22.4% from 21.6%.

<Page 13>

Interest expense increased to $397,000 from $370,000 due to increased interest rates. Interest and other income were greater by $119,000 as a result of the short term investments made with the proceeds from the 7-1/2% debentures. The income tax provisions for the three month periods ended December 31, 1994 and 1993 were less than the amounts computed by applying the U.S. Federal income tax rate to income from continuing operations before income taxes primarily as a result of the tax benefits of loss carryforwards (both unrealized and realized) and the exemption of the earnings of the Company's Puerto Rican subsidiary from U.S. Federal income taxes, and, for the period ended December 31, 1994, because of the non-taxable life insurance proceeds of $2,000,000.

In November 1993, the Company sold substantially all of the net operating assets ofits Huxley subsidiary. The disposal is being accounted for as a discontinued operation, and, accordingly, Huxley's operations and the loss on disposal have been reported separately from continuing operations. This loss, $2,086,000 for the three months ended December 31, 1993, represents a loss from Huxley's operations of $165,000 and a loss on the disposal of $1,921,000.

Financial Condition

The Company's working capital at December 31, 1994 was $32,703,000 as compared to $28,572,000 at June 30, 1994. The current ratio increased to 4.5 to 1 from
3.3 to 1 at June 30, 1994.

Cash provided by operating activities was $4,864,000 for the six months ended December 31, 1994 primarily due to the collection of receivables offset, in part, by reductions in accrued expenses. Cash used by investing activities of $546,000 was comprised primarily of capital expenditures partially offset by net cash provided by discontinued operations. The net cash provided by operating and investing activities for the six month period was used to reduce debt by $295,000 and increase short-term investments by approximately $4,000,000. Management believes that the revolving credit and term loan facility, coupled with cash to be provided by future operations, will be sufficient for its presently anticipated working capital requirements, capital expenditure needs, wind-down of discontinued operations and the servicing of its debt.

As of April 11, 1994, the Company entered into a revised revolving credit and term loan agreement with two banks which is secured by accounts receivable, inventory, the Company's stockholdings in certain of its subsidiaries and the Company's principal operating facility. The agreement provides for a revolving credit line of $16,000,000 and a term loan of $4,000,000 both of which expire on March 31, 1997. See Note 4 to the Consolidated Financial Statements.

During June 1994, the Company completed a sale of $10,000,000 of principal amount of 7-1/2% Senior Subordinated Convertible Debentures to non-U.S. persons. The debentures are due June 15, 2004 subject to prior sinking fund payments of 10%, 10%, 15% and 15% of the principal amount on September 15, 2000, 2001, 2002 and 2003, respectively. The debentures are convertible into the Company's common stock at a price of $5-5/8 per share.

In November 1993, the Company sold its Huxley subsidiary for $5,550,000, including a $700,000 five year subordinated secured note. The net cash proceeds from the sale were used to repay indebtedness under the revolving credit and term loan agreement. In July, 1994, the $700,000 note was satisfied.

In January 1994, the Company acquired substantially all of the net operating assets of the microelectronics division of Marconi Circuit Technology Corporation for $5,650,000. The operations acquired have been consolidated with the Company's wholly-owned subsidiary, Aeroflex Laboratories, Incorporated.
The acquired division's net sales of microelectronic products were approximately $17,500,000 for the twelve months ended December 31, 1993.

A subsidiary of the Company whose operations were discontinued in 1991, is one of several defendants named in a personal injury action initiated in August, 1994, by a group of plaintiffs. The complaint alleges, among other things, that the plaintiffs suffered injuries from exposure to substances contained in products sold by the subsidiary to one of its customers. Considering its various defenses, together with its product liability insurance, in the opinion of management of the Company, the outcome of the action against its subsidiary will not have a materially adverse effect on the Company's consolidated financial statements.

Management believes that potential reductions in military spending will not materially affect its operations. Many of the programs the Company is involved in are not expected to be curtailed.

At June 30, 1994, the Company had net operating loss carryforwards of approximately $19,000,000 for Federal income tax purposes. The Company is undergoing routine audits by various taxing authorities of several of its U.S. Federal, state, and local income tax returns covering different periods from 1988 to 1993. In view of the Company's Puerto Rico operations and the increased focus by the Internal Revenue Service on profit allocations between U.S. and foreign related entities, deficiencies could be proposed. Management believes that the probable outcome of these various audits should not materially affect the consolidated financial statements of the Company.

                             AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


Item 1.     Legal Proceedings

       Old Corp. (formerly Filtron Co., Inc.) a subsidiary of the Company whose operations were discontinued in October 1991, was one of several defendants named in a personal injury action instituted recently by several plaintiffs in the Supreme Court of the State of New York, County of Kings.

       According to the allegations of the Amended Verified Complaint, the plaintiffs, who are current or former employees of a company to whom Old Corp. sold RFI filters/capacitors, and their wives, are seeking to recover, respectively, directly and derivatively, on diverse theories of negligence, strict liability and breach of warranty, for injuries allegedly suffered from exposure to a liquid substance or material which Old Corp. incorporated for a period of time in the RFI filters/capacitors which it manufactured.

       Without considering the merits of the action, in view of the nature of the referenced transactions and based upon the existence of product liability insurance covering Old Corp.'s operations during the relevant period of time, the management of the Company does not believe that the outcome of the action against its subsidiary would have a material adverse effect on the Company's consolidated financial statements.

Item 2.     Changes in Securities

       None

Item 3.     Defaults upon Senior Securities

       None

Item 4.     Submission of Matters to a Vote of Security Holders

        None

Item 5.     Other Information

        None

Item 6.     Exhibits and Reports on Form 8-K

       (a)  Exhibits:

            10.1    Employment Agreement dated as of July 1, 1994  between the
                    Company and Harvey R. Blau.
            10.2    Employment Agreement dated as of July 1, 1994 between the
                    Company and Michael Gorin.
            10.3    Employment Agreement dated as of July 1, 1994 between the
                    Company and Leonard Borow.
            11      Computation of Earnings per Common Share
            99      Supplemental Executive Retirement Plan


       (b)  Reports on Form 8-K

            None

                             AEROFLEX INCORPORATED
                               AND SUBSIDIARIES


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            AEROFLEX INCORPORATED
                                                (REGISTRANT)


                                            By:   /s/ Michael Gorin
                                               --------------------------
                                                    Michael Gorin
                                               President and Chief Financial
                                                       Officer
February 7, 1995