Form 10-Q/A
period 1994-12-31
AEROFLEX INC
filed 1995-03-10
CIK 2601

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549




                                 FORM 10-Q/A




           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 1994         Commission File Number 0-2324




                           AEROFLEX INCORPORATED
                           (Formerly ARX, Inc.)

          (Exact name of Registrant as specified in its Charter)

           DELAWARE                          11-1974412
- --------------------------------        ------------------------------
 (State or other jurisdiction             (I.R.S. Employer
of incorporation or organization)        Identification No.)

     35 South Service Road
        Plainview, N.Y.                         11803
- --------------------------------        ------------------------------
(Address of principal executive offices)     (Zip Code)

                              (516) 694-6700
- ----------------------------------------------------------------------
           (Registrant's telephone number, including area code)





 *Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

         Yes        [X]          No       [  ]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

        March 9, 1995                                  11,744,119
- -------------------------------------------------------------------------
           (Date)                                  (Number of Shares)

                            AEROFLEX INCORPORATED
                              AND SUBSIDIARIES

                                  SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AEROFLEX INCORPORATED
                                           (REGISTRANT)

                                        By:  /s/ Michael Gorin
                                        --------------------------------
                                                Michael Gorin
                                            President and Chief Financial
                                                  Officer
March 10, 1995

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.

                                   ARX, INC.

                                 Form 10-Q/A


                                EXHIBIT INDEX

Exhibit
Number             Exhibit Description
- --------           -------------------

27                 Financial Data Schedule