Form 10-Q
period 1995-03-31
AEROFLEX INC
filed 1995-05-12
CIK 2601

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549




                                 FORM 10-Q



           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1995     Commission File Number 1-8037




                           AEROFLEX INCORPORATED
                           (Formerly ARX, Inc.)

          (Exact name of Registrant as specified in its Charter)

           DELAWARE                          11-1974412
 (State or other jurisdiction             (I.R.S. Employer
of incorporation or organization)        Identification No.)

     35 South Service Road
        Plainview, N.Y.                         11803
(Address of principal executive offices)     (Zip Code)
                              (516) 694-6700
           (Registrant's telephone number, including area code)





 *Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

         Yes   [X]             No  [  ]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

            May  1, 1995                 11,744,119
- ---------------------------------------------------------------------------
              (Date)                 (Number of Shares)

                            AEROFLEX INCORPORATED
                              AND SUBSIDIARIES


                                    INDEX
                                    -----

                                                               PAGE
                                                               ----
PART I:  FINANCIAL INFORMATION
         ---------------------
CONSOLIDATED BALANCE SHEETS
 March 31, 1995 and June 30, 1994                               3-4

CONSOLIDATED STATEMENTS OF EARNINGS
 Nine Months Ended March 31, 1995 and 1994                        5

CONSOLIDATED STATEMENTS OF EARNINGS
 Three Months Ended March 31, 1995 and 1994

CONSOLIDATED STATEMENTS OF CASH FLOWS
 Nine Months Ended March 31, 1995 and 1994                        7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     8-10

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS
    Nine and Three Months Ended March 31, 1995 and 1994       11-13

PART II:  OTHER INFORMATION
          -----------------
ITEM 1 Legal Proceedings                                         14

ITEM 6 Exhibits and Reports on Form 8-K                          14

SIGNATURES                                                       15


                             AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                             March 31,          June 30,
                                               1995              1994
                                             ----------         --------
ASSETS

Current assets:
 Cash and cash equivalents                   $  8,093,000     $  8,238,000
 Current portion of invested cash                 635,000          150,000
 Accounts receivable less allowance for
   doubtful accounts of $578,000 and $434,000  15,014,000       16,804,000
 Inventories (Note 7)                          15,412,000       14,087,000
  Deferred income taxes                           640,000          640,000
  Prepaid expenses and other current assets       825,000          937,000
                                              -----------      -----------
     TOTAL CURRENT ASSETS                      40,619,000       40,856,000

Invested cash                                     692,000        1,356,000
Property, plant and equipment, at cost, net    13,435,000       13,180,000
Costs in excess of fair value of net assets
  of businesses acquired, net                  10,373,000       10,602,000
Net assets of discontinued operations (Note 4)  2,125,000        2,403,000
Deferred income taxes                             430,000          403,000
Other assets                                    2,394,000        2,216,000
                                             ------------     ------------
                                             $ 70,068,000     $ 71,016,000
                                             ============     ============

[FN]
                See notes to consolidated financial statements

                            AEROFLEX INCORPORATED
                               AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                                 (continued)


                                                   March 31,       June 30,
                                                     1995            1994
                                                  ----------      ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt               $  1,324,000  $    820,000
  Accounts payable                                   3,310,000       222,000
  Accrued expenses and other current liabilities     6,880,000     7,580,000
  Income taxes payable                                 173,000       662,000
                                                  ------------   -----------
    Total Current Liabilities                       11,687,000    12,284,000
                                                  ------------   -----------
Long-term debt (Note 5)                              2,639,000     7,588,000
                                                  ------------   -----------
Other long-term liabilities                          1,680,000     1,573,000
                                                  ------------   -----------
7-1/2% Senior Subordinated Convertible
  Debentures (Note 6)                               10,000,000    10,000,000
                                                  ------------   -----------
Stockholders' equity
 Preferred stock, par value $.10 per share;
  authorized 1,000,000 shares:
   Series A Junior Participating Preferred
   Stock, par value $.10 per share,
   authorized 150,000 shares                             -             -
 Common stock, par value $.10 per share;
  authorized 25,000,000 shares; issued
  11,744,000 and 11,799,000 shares                  1,174,000       1,180,000
 Additional paid-in capital                        56,039,000      56,116,000
 Accumulated deficit                              (13,151,000)    (17,633,000)
                                                 -------------   ------------
                                                   44,062,000      39,663,000

Less:  Treasury stock, at cost (58,000 shares)         -               92,000
                                                 ------------    ------------
                                                   44,062,000      39,571,000
                                                 ------------    ------------
                                                 $ 70,068,000    $ 71,016,000
                                                 ============    ============

[FN]

                  See notes to consolidated financial statements

                            AEROFLEX INCORPORATED
                              AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF EARNINGS

                                              Nine Months Ended
                                                   March 31,
                                        ------------------------------

                                             1995               1994
                                             ----               ----
Net Sales                                $ 49,597,000       $ 44,259,000
Cost of Sales                              33,398,000         30,891,000
                                         ------------       ------------
  Gross Profit                             16,199,000         13,368,000
Selling, General and Administrative Costs  11,521,000          9,568,000
Restructuring Charge (Note 2)               1,150,000               -
                                         ------------       ------------
  Operating Income                          3,528,000          3,800,000
                                         ------------       ------------
Other Income (Expense)
  Life insurance proceeds (Note 10)         2,000,000               -
  Interest expense                         (1,156,000)        (1,176,000)
  Interest and other income                   611,000            143,000
                                        -------------       ------------
Total Other Income (Expense)                1,455,000         (1,033,000)
                                        -------------       ------------
Income From Continuing Operations
  Before Income Taxes                       4,983,000          2,767,000
Provision for Income Taxes (Note 8)           501,000            495,000
                                         -------------      -------------
Income From Continuing Operations           4,482,000          2,272,000
Income From Discontinued Operations
  (Note 4)                                      -                187,000
                                         ------------       ------------
Net Income                               $  4,482,000       $  2,459,000
                                         ============       ============

come per Common Share
 Primary
  Continuing Operations                      $ .36             $ .23
  Discontinued Operations                        -               .02
                                             -----             -----
  Net Income                                 $ .36             $ .25
                                             =====             =====
 Fully Diluted
  Continuing Operations                      $ .36             $ .21

  Discontinued Operations                       -                .01
                                             -----             -----
  Net Income                                 $ .36             $ .22
                                             =====             =====
Weighted Average Number of Common
 Shares Outstanding

  Primary                                  12,354,000         9,904,000
                                           ==========        ==========
  Fully Diluted                            14,164,000        12,437,000
                                           ==========        ==========

[FN]
                 See notes to consolidated financial statements

                             AEROFLEX INCORPORATED
                               AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF EARNINGS

                                                  Three Months Ended
                                                       March 31,
                                                 ---------------------
                                                 1995              1994
                                                 ----              ----
Net Sales                                   $ 19,750,000        $ 19,187,000
Cost of Sales                                 12,988,000          13,653,000
                                            ------------        ------------
  Gross Profit                                 6,762,000           5,534,000
Selling, General and Administrative Costs      4,664,000           3,787,000
Restructuring Charge (Note 2)                  1,150,000                -
                                            ------------        ------------
  Operating Income                               948,000           1,747,000
                                            ------------        ------------
Other Income (Expense)
  Interest expense                              (372,000)           (387,000)
  Interest and other income                      287,000              34,000
                                            ------------        ------------
  Total Other Income (Expense)                   (85,000)           (353,000)
                                            ------------        ------------
Income Before Income Taxes                       863,000           1,394,000
Provision for Income Taxes (Note 8)              180,000             223,000
                                            ------------        ------------
Net Income                                   $   683,000        $  1,171,000
                                            ============        ============
Net Income per Common Share:
  Primary                                         $ .06                $ .11
                                                  =====                =====
  Fully Diluted                                   $ .06                $ .10
                                                  =====                =====
Weighted Average Number of Common
 Shares Outstanding

  Primary                                     12,384,000          10,917,000
                                             ===========         ===========
  Fully Diluted                               14,166,000          12,514,000
                                             ===========         ===========

[FN]
                 See notes to consolidated financial statements

                           AEROFLEX INCORPORATED
                             AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                       Nine Months Ended
                                                          March 31,
                                                  -------------------------
                                                    1995             1994
                                                    ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                     $ 4,482,000      $ 2,459,000
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Income from discontinued operations                -             (187,000)
   Non-cash portion of restructuring
     charge (Note 2)                                539,000            -
   Depreciation and amortization                  2,321,000        2,169,000
   Other                                            126,000          720,000
   Increase (decrease) in deferred
     income taxes                                   (27,000)         102,000
                                                -----------      -----------
 Change in operating assets and liabilities:
   Decrease (increase) in accounts receivable     1,773,000      (1,754,000)
   Decrease (increase) in inventories              (818,000)     (1,514,000)
   Decrease (increase) in prepaid expenses and
    other assets                                   (327,000)       (466,000)
   Increase (decrease) in accounts payable, accrued
    expenses and other long-term liabilities       (630,000)      1,113,000
   Increase (decrease) in income taxes payable     (489,000)     (1,048,000)
                                                 ----------      -----------
NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                             6,950,000       1,594,000
                                                -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for purchases of businesses,
    net of cash acquired                           (537,000)     (5,650,000)
  Net cash provided by (used in)
   discontinued operations                          278,000       5,841,000
  Decrease (increase) in invested cash              179,000       1,895,000
  Capital expenditures                           (2,448,000)     (1,119,000)
  Other                                             159,000          14,000
                                                -----------     -----------
NET CASH PROVIDED BY (USED IN)
 INVESTING ACTIVITIES                            (2,369,000)        981,000
                                                -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under debt agreements                  292,000         528,000
  Net debt repayments                            (5,055,000)     (3,415,000)
  Proceeds from exercise of stock options            37,000          64,000
                                                -----------     -----------
NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                            (4,726,000)     (2,823,000)
                                                -----------     -----------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                             (145,000)       (248,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  8,238,000         360,000
                                                -----------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $ 8,093,000    $    112,000
                                                ===========    ============

[FN]
                See notes to consolidated financial statements

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


 1. Basis of Presentation
    ---------------------
    The consolidated balance sheet of Aeroflex Incorporated and Subsidiaries ("the Company") as of March 31, 1995 and the related consolidated statements of earnings for the nine and three months ended March 31, 1995 and 1994 and the statements of cash flows for the nine months ended March 31, 1995 and 1994 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments and the adjustment referred to in Note 2) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1995 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1994 annual report to shareholders. There have been no changes of significant accounting policies since June 30, 1994.

   Certain reclassifications have been made to previously reported financial statements to conform to current classifications.

   Results of operations for the nine and three month periods are not necessarily indicative of results of operations for the corresponding years.

 2. Restructuring Charge
    --------------------
    In March 1995, the Company, pursuant to a Board of Directors resolution, decided to consolidate its Puerto Rican manufacturing operations into its existing facilities in New York and New Jersey. The Company intends to cease manufacturing operations in Puerto Rico as of July 1995 and expects the consolidation to be complete by October 1995. In connection with this restructuring, the Company has reported a special charge to earnings of $1,150,000 in the third quarter of fiscal 1995, representing costs for abandonment of leasehold improvements, lease termination costs, write-down of excess equipment and other related costs. This amount includes non-cash costs of approximately $539,000. Costs for employee severance of approximately $525,000 will be recorded in the fourth quarter of fiscal 1995.

 3. Acquisitions of Businesses
    --------------------------
    In January 1995, the Company acquired substantially all of the net operating assets of Lintek, Inc. ("Lintek") for $537,000 plus contingent consideration based on the next five years' earnings to a maximum of an additional $675,000. Lintek designs, develops and manufactures radar cross section and antenna pattern measurement systems for commercial and military applications, as well as surface penetrating radars. The acquired Company's net sales were approximately $2,600,000 for the year ended December 31, 1994. On a pro forma basis, had the Lintek acquisition taken place as of the beginning of the periods presented, results of operations for those periods would not have been materially affected. Effective January 1, 1994, the Company acquired substantially all of the net operating assets of the microelectronics division of Marconi Circuit Technology Corporation
 ("Circuit Tech") for $5,650,000 and assumed liabilities of $3,115,000.
 The purchase price was allocated to the assets acquired based upon the respective fair values as of the acquisition date. The purchase was financed through borrowings under the Company's revolving line of credit agreement. The acquired division's net sales of microelectronic products were approximately $17,500,000 for the twelve months ended December 31, 1993.

    Summarized below are the unaudited pro forma results of operations of the Company as if Circuit Tech had been acquired at the beginning of the fiscal periods presented:

                                     Pro Forma
                                     Nine Months              Pro Forma
                                     Ended                    Year Ended
                                     March 31, 1994           June 30, 1994
                                     --------------           -------------
                                     (in thousands, except per share data)

 Net Sales                             $ 52,414                  $ 73,757
 Income From Continuing Operations        2,131                     5,703
 Net Income                               2,318                     5,890

 Earnings Per Share
     Primary
     Income From Continuing Operations   $  .21                    $  .54
     Net Income                             .23                       .56
     Fully Diluted
     Income From Continuing Operations      .20                       .48
     Net Income                             .21                       .50

     The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of the periods presented or of future operating results of the combined companies.

     The acquisitions have been accounted for as purchases and, accordingly, the acquired assets and liabilities assumed have been recorded at their estimated fair values at the dates of acquisition. The operating results of the acquired companies are included in the consolidated statements of earnings from their respective acquisition dates.

 4.  Discontinued Operations
     -----------------------
     In September 1993, the Company entered into an agreement with the U.S. Air Force in full settlement of claims against the U.S. Air Force on two telecom-munication contracts which were completed in 1992. The settlement represents a final mutual release of all claims between the parties relative to these two contracts. The settlement, together with other unrelated settlements of claims and adjustments of previously recorded loss reserves, resulted in an after tax gain of $2,295,000, which was included in discontinued operations in the first quarter of fiscal 1994.

     In November 1993, the Company sold substantially all of the net operating assets of its Huxley subsidiary for $5,550,000. Huxley is a manufacturer of specialized envelopes for high-volume direct-mail users. The disposal is being accounted for as a discontinued operation, and, accordingly, Huxley's operations and the loss on disposal have been reported separately from continuing operations. The total loss of $2,108,000 represents a loss from Huxley's operations of $187,000 and a loss on the disposal of $1,921,000. Huxley's assets and liabilities have been reclassified on the balance sheet from the historic classifications and combined under the caption "net assets of discontinued operations".

 5.  Revolving Credit Agreements
     ---------------------------
    As of April 11, 1994 the Company entered into a revised revolving credit and term loan agreement with two banks which is secured by accounts receivable, inventory and the Company's stockholdings in certain of its subsidiaries. The agreement provides for a revolving credit line of $16,000,000 and a term loan of $4,000,000, both of which expire on March 31, 1997. The term loan was repaid during the third quarter of 1995. The interest rate on borrowings under this agreement is at various rates depending upon certain financial ratios, with the present rate substantially equivalent to the prime rate (9% at March 31, 1995). The terms of the agreement require compliance with certain covenants including minimum consolidated working capital and tangible net worth, maintenance of certain financial ratios, limitations on capital expenditures and lease commitments, and prohibition of the payment of cash dividends. Management believes that this revolving credit and term loan facility, coupled with cash to be provided by future operations, will be sufficient for its working capital requirements, capital expenditure needs, wind-down of discontinued operations and the servicing of its debt.

 6.  Senior Subordinated Convertible Debentures
     ------------------------------------------
     In December 1992, the Company completed a sale of $6,870,000 of principal amount of 7% Convertible Senior Subordinated Debentures to non-U.S. persons. The debentures were convertible into the Company's common stock at a price of $2.25 per share. All of the net proceeds from the debenture offering were used to repay indebtedness under the revolving credit and term loan agreement.
 In February 1994, the Company called for redemption all outstanding debentures. Substantially all of the debentures were converted and the balance, $8,000, was redeemed as of March 31, 1994.

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

 7.  Inventories
     -----------
     Inventories consist of the following:

                                       March 31,             June 30,
                                         1995                  1994
                                       ---------           ---------
            Raw Materials           $ 6,118,000         $ 5,706,000
            Work in Process           6,591,000           5,800,000
            Finished Goods            2,703,000           2,581,000
                                     -----------          ----------
                                     $15,412,000         $14,087,000
                                     ===========          ==========

8.  Income Taxes
    ------------

     At June 30, 1994 the Company had net operating loss carryforwards of approximately $19,000,000 for Federal income tax purposes which expire through 2006. The income tax provisions for the nine and three months ended March 31, 1995 and 1994 include benefits relating to the recognition of unrealized and realized net operating loss carryforwards.

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

 9.  Contingencies
     -------------
     A subsidiary of the Company whose operations were discontinued in 1991, is one of several defendants named in a personal injury action initiated in August, 1994, by a group of plaintiffs. The complaint alleges, among other things, that the plaintiffs suffered injuries from exposure to substances contained in products sold by the subsidiary to one of its customers. Considering its various defenses, together with its product liability insurance, in the opinion of management of the Company, the outcome of the action against its subsidiary will not have a materially adverse effect on the Company's consolidated financial statements.

10.  Life Insurance Proceeds
     -----------------------
     During the quarter ended December 31, 1994, the Company received $2,000,000 of insurance proceeds on the death of the former chairman.

                              AEROFLEX INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
- ---------------------
Nine Months Ended March 31, 1995 Compared to Nine Months Ended March 31, 1994
- -----------------------------------------------------------------------------
Net sales increased to $49,597,000 for the nine months ended March 31, 1995 from $44,259,000 for the nine months ended March 31, 1994. Net income was $4,482,000 for the nine months ended March 31, 1995 including $2,000,000 of life insurance proceeds on the death of the former chairman and a restructuring charge of $1,150,000 representing the non-severance costs of consolidating the Company's Puerto Rican operations into its existing domestic facilities. The employee severance costs associated with the restructuring of approximately $525,000 will be recorded in the fourth quarter. Net income for the nine months ended March 31, 1994 was $2,459,000 including a $187,000 gain from discontinued operations.

Net sales in the electronics segment increased to $38,818,000 for the nine months ended March 31, 1995 from $34,351,000 for the nine months ended March 31, 1994 primarily as a result of the acquisition of the microelectronics division of Marconi Circuit Technology Corporation in January 1994. Operating profits, exclusive of the restructuring charge, increased by $1,149,000 as a result of the higher sales and improved margins, partially offset by increased research and development costs, primarily in the microelectronics division.

Net sales in the shock and vibration segment increased to $10,779,000 for the nine months ended March 31, 1995 from $9,908,000 for the nine months ended March 31, 1994. The increase is primarily attributable to higher sales volume of commercial and industrial isolators. Operating profits, exclusive of the restructuring charge, increased by $141,000. The increase in volume was partially offset by an unfavorable change in the product mix and lower margins in the military isolator division.

Cost of sales as a percentage of sales decreased to 67.3% from 69.8% between the two periods as a result of improved profit margins primarily in the instrument products and microelectronics divisions. Selling general and administrative costs, exclusive of the restructuring charge, as a percentage of sales increased to 23.2% from 21.6% primarily due to increased research and development costs in the microelectronics division.

Interest expense decreased to $1,156,000 from $1,176,000. Decreased levels of borrowings were offset by increased interest rates. Interest and other income were greater by $468,000 as a result of the short term investments made with the proceeds from the 7-1/2% debentures. The income tax provisions for the nine month periods ended March 31, 1995 and 1994 were less than the amounts computed by applying the U.S. Federal income tax rate to income from continuing operations before income taxes primarily as a result of the tax benefits of loss carryforwards (both unrealized and realized) and the exemption of the earnings of the Company's Puerto Rican subsidiary from U.S. Federal income taxes, and, for the period ended March 31, 1995, because of the non-taxable life insurance proceeds of $2,000,000.

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

Three Months Ended March 31,1995 Compared to Three Months Ended March 31, 1994
- ------------------------------------------------------------------------------
Net sales increased to $19,750,000 for the three months ended March 31, 1995 from $19,187,000 for the three months ended March 31, 1994. Net income was $683,000 for the three months ended March 31, 1995 including a restructuring charge of $1,150,000 representing non-severance costs of consolidating the Company's Puerto Rican operations into its existing domestic facilities. The employee severance costs associated with the restructuring of approximately $525,000 will be recorded in the fourth quarter. Net income was $1,171,000 in the prior year.

Net sales in the electronics segment increased to $15,833,000 for the three months ended March 31, 1995 from $15,673,000 for the three months ended
March 31, 1994. Operating profits, exclusive of the restructuring charge, increased by $501,000 as a result of improved profit margins, partially offset by increased research and development costs, primarily in the microelectronics division.

Net sales in the shock and vibration segment increased to $3,917,000 for the three months ended March 31, 1995 from $3,514,000 for the three months ended March 31, 1994. The increase is primarily attributable to higher sales volume of commercial and industrial isolators. Operating profits, exclusive of the restructuring charge, increased by $137,000 due to the increased sales.

Cost of sales as a percentage of sales decreased to 65.8% from 71.2% between the two periods primarily as a result of improved margins in the instrument products and microelectronics divisions. Selling, general and administrative costs, exclusive of the restructuring charge, as a percentage of sales increased to 23.6% from 19.7% primarily due to increased research and development costs in the microelectronics division.

Interest expense decreased to $372,000 from $387,000. Decreased levels of borrowings were offset by increased interest rates. Interest and other income were greater by $253,000 as a result of the short term investments made with the proceeds from the 7-1/2% debentures. The income tax provisions for the three month periods ended March 31, 1995 and 1994 were less than the amounts computed by applying the U.S. Federal income tax rate to income before income taxes primarily as a result of the tax benefits of loss carryforwards (both unrealized and realized) and the exemption of the earnings of the Company's Puerto Rican subsidiary from U.S. Federal income taxes.

Financial Condition
- -------------------
The Company's working capital at March 31, 1995 was $28,932,000 as compared to $28,572,000 at June 30, 1994. The current ratio increased to 3.5 to 1 from
3.3 to  1 at June 30, 1994.

Cash provided by operating activities was $6,950,000 for the nine months ended March 31, 1995 as compared to $1,594,000 for the nine months ended March 31, 1994. The improvement was primarily due to improved earnings (including $2,000,000 of life insurance proceeds) and the collections of receivables offset, in part, by reductions in accrued expenses. Cash used by investing activities of $2,369,000 was comprised primarily of capital expenditures. The net cash provided by operating and investing activities for the nine month period was used to reduce debt by $4,763,000. Management believes that the revolving credit and term loan facility, coupled with cash to be provided by future operations, will be sufficient for its presently anticipated working capital requirements, capital expenditure needs, wind-down of discontinued operations and the servicing of its debt.

As of April 11, 1994, the Company entered into a revised revolving credit and term loan agreement with two banks which is secured by accounts receivable, inventory and the Company's stockholdings in certain of its subsidiaries. The agreement provides for a revolving credit line of $16,000,000 and a term loan of $4,000,000 both of which expire on March 31, 1997. The term loan was repaid during the third quarter of 1995. See Note 5 to the Consolidated Financial Statements.

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

In January 1995, the Company acquired substantially all of the net operating assets of Lintek, Inc. for $537,000 plus contingent consideration based on the next five years' earnings to a maximum of an additional $675,000. Lintek, Inc. designs, develops and manufactures radar cross section and antenna pattern measurement systems for commercial and military applications, as well as surface penetrating radars. The acquired Company's net sales were approximately $2,600,000 for the year ended December 31, 1994.

In March 1995, the Company decided to consolidate its Puerto Rican manufacturing operations into its existing facilities in New York and New Jersey. The Company intends to cease manufacturing operations in Puerto Rico as of July 1995 and expects the consolidation to be complete by October 1995. In connection with this restructuring, the Company has reported a special charge to earnings of $1,150,000 in the third quarter of fiscal 1995 representing costs for abandonment of leasehold improvements, lease termination costs, write-down of excess equipment and other related costs. This amount includes non-cash costs of approximately $539,000. Costs for employee severance of approximately $525,000 will be recorded in the fourth quarter of fiscal 1995. The Puerto Rican facility presently employs approximately 100 persons of which only a few may be relocated to New York or New Jersey.

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

Since many of the programs in which the Company is involved are not currently expected to be curtailed, management presently believes that potential reductions in military spending will not materially adversely affect its operations.

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

                             AEROFLEX INCORPORATED
                               AND SUBSIDIARIES

                          PART II - OTHER INFORMATION


Item 1. Legal Proceedings
        -----------------
        Old Corp. (formerly Filtron Co., Inc.) a subsidiary of the Company whose operations were discontinued in October 1991, was one of several defendants named in a personal injury action instituted recently by several plaintiffs in the Supreme Court of the State of New York, County of Kings.

        According to the allegations of the Amended Verified Complaint, the plaintiffs, who are current or former employees of a company to whom Old Corp. sold RFI filters/capacitors, and their wives, are seeking to recover, respectively, directly and derivatively, on diverse theories of negligence, strict liability and breach of warranty, for injuries allegedly suffered from exposure to a liquid substance or material which Old Corp. incorporated for a period of time in the RFI filters/ capacitors which it manufactured.

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

Item 2. Changes in Securities
        ---------------------
        None

Item 3. Defaults upon Senior Securities
        -------------------------------
        None

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------
        None

Item 5. Other Information
        -----------------
        None

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------
       (a)  Exhibits:

            Exhibit 11
            Exhibit 27

       (b)  Reports on Form 8-K

            (1) Report on Form 8-K dated March 29, 1995 covering Item 4 - Changes in Registrant's Certifying Accountant.

                             AEROFLEX INCORPORATED
                               AND SUBSIDIARIES


                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       AEROFLEX INCORPORATED
                                            (REGISTRANT)


May 1, 1995                        By:  /s/  Michael Gorin
                                       ---------------------------------
                                             Michael Gorin
                                   President and Chief Financial Officer