Form 10-K
period 1995-06-30
AEROFLEX INC
filed 1995-09-28
CIK 2601

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended June 30, 1995
                                   or
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

                       Commission File No. 1-8037

                             Aeroflex Incorporated

           (Exact name of registrant as specified in its charter)

               Delaware                          11-1974412

     (State or other jurisdiction of          (I.R.S. Employer
     incorporation or organization)          Identification No.)

35 South Service Road, Plainview, New York     11803

(Address of Principal Executive Offices)      (Zip Code)

Registrant's telephone number, including area code: (516) 694-6700



Securities registered pursuant to Section 12(b) of the Act:

                                         Name of Each Exchange on
          Title of Class                    Which Registered
          --------------                 --------------------------
     Common Stock, $.10 par value        New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:   None
                                                              ---------------
                                                              (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. (The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing). As of September 14, 1995 - approximately $55,263,500.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date (applicable only to corporate registrants). Common Stock, par value $.10 per share; outstanding as of September 14, 1995 - 11,874,209 (excluding 84,105 shares held in treasury).

     Documents incorporated by reference: Parts II and IV - The Annual Report to Stockholders for the fiscal year ended June 30, 1995 to the extent specifically identified or incorporated herein. Part III - Registrant's definitive proxy statement to be filed pursuant to Regulation 16A of the Securities Act of 1934.

                                  PART I


ITEM ONE - BUSINESS

     Aeroflex Incorporated, through its subsidiaries (collectively, unless the context requires otherwise, referred to as the "Company" or "Aeroflex") is a diversified manufacturer of advanced technology systems and components, primarily for government and defense contractors, and shock and vibration isolation and control systems for the commercial, industrial and defense markets. Aeroflex also provides defense consulting services involving systems analysis, design and engineering primarily to government contractors and the U.S. Armed Forces.

     Operations  are  grouped  into  two  segments:   electronics  and  isolator
products. These segments, their products and the markets they serve are described below.

     In March 1995, the Company, pursuant to a Board of Directors resolution, adopted a plan to consolidate its Puerto Rican manufacturing operations into its existing facilities in New York and New Jersey. The Company intends to cease manufacturing operations in Puerto Rico by August 31, 1995 and expects the consolidation to be complete by October 1995.

     As of June 30, 1995, the Company has accounted for certain segments, namely commercial and custom envelopes (Huxley Envelope Corp.) and telecommunication systems services (T-CAS Corp.) as discontinued operations. The following description of the Company's business does not include these discontinued operations. These segments are described under the caption "Discontinued Operations".

Electronics
-----------

Microelectronics - ("Circuit Technology")
-----------------------------------------
     Since 1974, the Company has been engaged in the design, manufacture and sale of state-of-the-art microelectronic assemblies for the electronics industry. In January 1994, the Company acquired substantially all of the net operating assets of the microelectronics division of Marconi Circuit Technology Corporation, which manufactures a wide variety of microelectronic assemblies. This acquisition increased the range of products offered and enhanced the Company's engineering capability.

     The Company's microelectronic assemblies are called "Hybrids" because they combine elements of integrated circuit and printed circuit board technologies. They provide many of the advantages of integrated circuits relative to printed circuit boards, such as miniaturization, increased capability and greater reliability and environmental stability. However, unlike integrated circuits, they can be economically manufactured in quantities of hundreds to several thousands. Hybrids are multi-layered electronic circuits, containing very small and barely visible passive and active elements (those that carry, transmit, receive, generate or amplify signals) which are mounted and wired together on a single multi- layered ceramic surface in patterns designed to perform specific electronic functions. These functions include amplification, switching, signal conversion, voltage regulation and decoding of microwave signals. They are especially suited to aircraft, spacecraft, missile and industrial applications where space is limited, such as in navigation equipment, airborne computers, sonar systems, medical diagnostic instrumentation and computer instrumentation.

      One such Hybrid Microcircuit product family, the MIL-STD-1553 Data Bus product line, has a particular broad range of applications. These microcircuits, which have been adopted by the Tri-services (Army, Navy, and Air Force) as a standard interface, act as a digital data communication link between various computer-based equipment.

     A series of Monolithic Data-bus Transceivers and Remote Terminals has been introduced by the Company, many of which are described by "Standard Military Devices" (SMD) drawings, thereby facilitating their use in current and future avionic systems.

     The Company's Microcircuits are used on numerous avionic systems including the F-16 and F-18 aircraft and the AMRAAM and Tomahawk-cruise missiles. They are also qualified for possible future use on the updates to older platforms, including F-15, F-14 and Space Shuttle. The Data-bus microcircuits are used in a wide variety of aerospace and seaboard navigation and communication systems. A Motor Drive Hybrid microcircuit has been qualified for the AN/PVS-6, a miniature, eyesafe, laser rangefinder which entered production in 1993.

     The Company has production contracts for the Serial Interface Module and Current Mode Coupler Module used on the ARINC 629 Data-bus which is the commercial equivalent of MIL-STD-1553. This commercial data communications interface is used on the Boeing 777.

     Multichip Modules ("MCM's") are a further advancement of the hybrid microcircuit technology, in which large digital devices such as microprocessors, SRAM and EEPROM memories are combined with multilayer ceramic packages to form complex digital systems or subsystems. Multichip modules perform functions similar to hybrids, except the emphasis is on miniaturizing and synthesizing digital functions such as microprocessor systems and mass memories. The Company has been qualified on several MCM designs on both the F-16 and new F-22 Advanced Tactical Fighter (ATF). Application specific multi-chip modules have significant market potential in avionics, workstations, telecommunications and satellites.

     The Company has expanded its standard memory module product line with the addition of thirteen new memory modules. these products, which consist of SRAM and Flash memory modules, take advantage of the Company's multichip module expertise. They are designed to be used for a wide range of computer and general purpose circuit board applications.

     The Company continues to expand the market for the R4400 microprocessor modules with the sale of evaluation devices for several new avionics/missile applications. The Intel I486 dual microprocessor module is being increasingly ordered for avionics and missile applications, in production quantities.

Instrument Products - ("Comstron" and "Lintek")
----------------------------------------------
     Frequency Synthesizers and Components
     -------------------------------------

     In November 1989, the Company acquired Comstron Corporation which is now an operating division of Aeroflex Laboratories Incorporated, a wholly-owned subsidiary of Aeroflex. Comstron is a leader in radio frequency and microwave technology used in the manufacture of fast switching frequency synthesizers and components.

     A frequency synthesizer is a device or circuit that synthetically produces a large number of frequencies based upon a single reference frequency. The best way to tune a radio or receiver is with a crystal frequency reference. When multiple frequencies are necessary, multiple crystals and switches are required. Eventually it becomes first impractical, and then impossible, to use a large number of crystals due to size constraints. A frequency synthesizer replaces millions or billions of crystals.

     The Company's synthesizers operate in a broad frequency range of 10 MHz to 40GHz with excellent spectral purity. Their small size and modular construction allow for easy systems configuration and facilitation of repair. The Company, together with Hewlett Packard, helped develop the Modular Measurement System
(MMS) standard which has been selected as the architecture underlying the RF and microwave sections of a number of automated test equipment (ATE) systems, including CASS, the U.S. Navy's next generation automated test system. The synthesizers also significantly improve the performance and reliability of existing radars. The Company's synthesizers have been selected by Westinghouse to upgrade its TPS 63 and 70 series radars. Additionally, the synthesizers improve the performance of threat simulators as well as radar cross section and antenna measurement systems.

     With the 1993 introduction of the new model FS-5000 synthesizer series, the Company strengthened its leadership position in the Ultra-Fast Switching Frequency Synthesizer market. The FS-5000 series is ten times faster, less than half the size and offers superior performance to the Company's previous synthesizers.

     Component technology, which contributes to the synthesizer's exceptional performance, includes custom microwave and RF hybrids and filters manufactured by the Company.

     Radar Cross-Section and Antenna Pattern Measurement
     ---------------------------------------------------

     In January 1995, the Company acquired Lintek Inc. as a wholly owned subsidiary of Aeroflex. Aeroflex Lintek Corp. is a leader in high speed instrumentation radar systems and antenna measurement systems. These systems are used by the Department of Defense and by industry. Lintek Inc. was incorporated in 1988 for the purpose of developing and selling instrumentation radar systems, and currently has systems in place with many of the large aerospace companies and with major government laboratories.

     The instrumentation radar systems are used to measure the radar reflectivity or Radar Cross Section (RCS), both scale models and actual examples, of aircraft and other objects. These measurements are made in many diverse environments from factory floor, to laboratory, to flight lines or aircraft carriers. These radar systems operate in the frequency range of 100MHz to 100GHz. In addition to the radar system hardware, Aeroflex Lintek Corp. has developed various analytical processing and display algorithms to assist in the interpretation of the radar data.

     Aeroflex Lintek has three lines of radar systems: the Elan series, the Model 5000, and the Model 4000. These systems vary in price and performance. The Company believes that the Elan series radar system is the highest performance system in the industry, the Model 5000 is the price performance leader, and the Model 4000 is the low cost entry level system.

     The antenna measurement systems are used in the design and manufacturing of all types of antennas. This product line is derived from the expertise gained in high speed data acquisition and display techniques used in instrumentation radar products. These products comprise a growing portion of Aeroflex Lintek's sales due to the growth in personal communications and the demand for these systems abroad.

Electronic Systems
------------------

     Building on technology acquired from Comstron, Aeroflex develops and manufactures complex communications and guidance systems and subsystems including HF, VHF and UHF receivers, communications jammer emulators, weather radar receivers, up/down converters, frequency agile radar local oscillators and low phase noise frequency sources. The Company is participating in two significant system upgrade programs. It has developed a phase shifter for the U.S. Air Force's mid-life upgrade F-16 Identification Friend or Foe (IFF) system and a tunable solid state local oscillator for the U.S. Navy MK-92 fire control radar.

     Aeroflex also designs and develops special purpose microprocessor and memory boards for severe service applications, including the digital control unit for the PATHFINDER pod-mounted night vision system, and a militarized version of Intel's 286/10 multibus boards for the Airport Surface Detection Equipment (ASDE) program.

     Since 1980, through its wholly-owned subsidiary, Aeroflex Systems Corp. ("Aeroflex Systems"), the Company has been supplying analytical, design and engineering, and specialized computer software support services to military contractors involved in major weapon systems programs and to the U.S. Armed Forces. These services include providing personnel and specialized expertise at all stages of a project's design and production related to: system reliability and maintainability; the development and operation of systems to track differences in the component configuration of each unit built in a program; the analysis and interpretation, by means of specialized computer software, of test data to assist in modifying a system's design; the design and operation, throughout the life of a system, of strategies and programs for maintaining appropriate spare parts inventories, planning repair schedules and managing other logistical matters; and the training of contractor or military personnel with regard to all these applications.

     Aeroflex  Systems  is  active  on  several  DOD  Post  Production   Support
initiatives to reduce the high cost of spare parts and to enable the establishment of competitive procurements for items previously available from only a single manufacturer. Its parts Breakout Project for the Navy Department is one such program that will enable the government to make follow-on procurements on a competitive basis.

Electro-Optics
--------------

Scanning Devices
----------------

     Since 1975, the Company has been engaged in the development and manufacture of electro-optical scanning devices used in infra-red night vision systems. These systems detect temperature differences in the infra-red radiation emanating from objects in target areas. The differences are then electronically amplified and converted to visible light to create a visual image of the zone being scanned, enabling accurate observation and weapon firing control through smoke, darkness and battlefield haze. The common module device manufactured by the Company consists of a metal framed module containing a two-sided mirror which, on one side, receives the infra-red radiation and reflects it onto cryogenically cooled electronic receptors and, on the other side, reflects the amplified visible image to the viewer. The mirror is driven by small torque motors in a repetitive motion to provide a wider scan of the target area. The Company has shipped more than 30,000 common module scanner units to date. Applications include the TOW anti-tank missile systems of the M-1 Abrams tank, the M2/M3 Bradley Fighting Vehicle and the AH-1 Super Cobra helicopter, the Hellfire and the Stinger target acquisition systems of the OH-58D AHIP helicopter, the TADS/PNVS system of the AH64 Apache attack helicopter, and the LANTIRN system which directs firing of Maverick missiles from various fighter aircraft.

     The Company has completed development and has recently received a production order for the next generation polygon rotary scanner for the U.S. Army's thermal weapons sight (TWS), under contract to Hughes Electro-Optical Data Systems Group. TWS is a low cost, lightweight thermal imaging device that detects targets based on thermal radiation contrasts with background and utilizes a solid state thermal cooling system. This scanner is intended for use on standard issue U.S. Army assault rifles and crew served weapons.

     The polygon scanner assembly consists of a polygon mirror, a brushless DC motor and a magnetic encoder. Unlike scanners that oscillate a mirror, the TWS assembly scans a scene by rotating a polygon with twelve-mirrored sides ten revolutions per second. As each side of the polygon sweeps by, it produces a continuous succession of scans. Constant rotational speed, synchronized to the system's clock reference, is maintained by a phase lock servo-control loop.

     Stabilization and Tracking Devices
     ----------------------------------

     Since 1961, the Company has been engaged in the design, development and production of stabilization tracking devices and systems. These are dynamically positioned pedestals on or in moving vehicles such as trucks, ships and aircraft, upon which tracking equipment, such as a radar antenna, is mounted. The pedestal, through the continuous balancing action of gyroscopes and servo-mechanical stabilizers operating in all three dimensions, enables the mounted equipment to remain almost perfectly balanced and motionless. The equipment can then automatically track or focus on a target as accurately as if it were on solid ground despite the motion of the vehicle. The Company's stabilization and tracking devices are a part of major surveillance, reconnaissance and weapon firing control systems and play an important role in high altitude aircraft as well as in other aircraft, ships and ground vehicles which require precise, highly stable mounting for cameras, antennae and lasers. Specific applications include the precise mirror pointing system for the LACE satellite UVPI experiment and the antenna pedestal assembly for the AC130H gunship aircraft.

          Magnetic Motors
          ---------------
     Magnetic motor products consist of electronically commutated brushless DC motors, actuators, torque motors, solid state magnetic sensors and AC motors.

     Brushless DC motors differ from conventional DC motors in that the current which produces mechanical energy is applied to stationary coils via electronic switches without physical contact rather than by stationary rods brushing against the rotating coil. By avoiding friction, sparks and the wearing and fragmenting of the brush rods, brushless DC motors provide cleaner operation and longer maintenance-free life than conventional motors. These characteristics make brushless DC motors well-suited for use in vacuum situations such as outer space where lubricants needed to slow brushwear dissipate rapidly, in environments containing volatile or explosive materials and gases, and in applications where clean operation is critical. The users of these motors include major contractors engaged in military and aerospace technology and companies manufacturing jet engines, aircraft windshield wipers, medical and lab equipment, as well as cryogenic super-cooling pumps. Platforms using the motors include the Maverick Missile, Space Shuttle, M-1 Abrams tank and the Galileo spacecraft. Actuators operate various mechanisms on spacecraft, satellites and aircraft, including the forward wing mechanism of the Beech Starship.

      Torque motors are DC motors which convert electrical current to mechanical force for precisely controlled, usually repetitive movement, over limited distances and arcs less than 180 degrees. These motors are utilized in the Company's stabilization systems and infra-red scanner modules, as well as other applications where precise movement is required, such as for positioning antennae, optical systems, mechanical vanes and valves.

     The Company's solid state magnetic sensors provide precise positioning and precise measurement and control of speed in a variety of products including tachometers, computer peripheral equipment and heavy industrial machines.

     The Company also manufactures various types of AC electrical mechanisms sold either separately or as part of assemblies such as industrial and military fans, blowers, gear motors, induction motors, generators and tachometers.

Isolator Products
-----------------

     Since 1961, the Company has been engaged in the development, manufacture and sale of severe service shock and vibration isolation systems. These devices consist of helically-wound steel wire rope contained between rugged metal retainer bars, and are used to store and dissipate potentially destructive vibration and shock. The purchasers of helical isolators are manufacturers or users of equipment sensitive to shock and vibration who need to reduce shock/vibration to levels compatible with equipment fragility to extend the useful life of this equipment. Isolators are also used to prevent vibrations in equipment from causing disturbances to surrounding equipment, structures and configurations. They are manufactured in a variety of materials and with special anti-corrosion coatings according to each customer's specifications. In addition, a line of isolated systems evolved in response to the custom requirements of customers. Systems capability includes integrated avionics trays and bases, skids and pallets.

     Markets for helical isolation systems include the military, aerospace, geophysical exploration, aircraft, communications, transportation and power plants. Specific applications include sensitive mobile equipment, reusable shipping containers, shipboard electronics and navigational equipment, avionics and other airborne gear, nuclear and seismic construction, power generation equipment, and heavy duty rotating and reciprocating machines.

     In October 1983, the Company acquired Vibration Mountings and Controls, Inc. ("VMC"), which manufactures a line of off-the-shelf noise, shock and vibration control devices including a commercial version of the cup mount isolator referred to below. These rubber and spring isolators, which are manufactured in a wide variety of sizes, strengths and configurations, are used primarily in commercial applications to protect heavy rotating equipment, heating, ventilating and air conditioning pumps and compressors, and diesel engines. In December 1986, the Company acquired the operating assets of Korfund Dynamics Corporation ("KDC"), a manufacturer of an industrial line of spring and rubber shock mounts.

     A complementary line of off-the-shelf elastomeric cupmounts was introduced in fiscal 1991. The cupmount is a lightweight, low profile isolator which is available in two sizes and two types of elastomer-silicone for high temperature applications and neoprene where extreme high temperature is not a factor. The elastomer-in-compression design is particularly effective in interrupting structure borne noise transmission. Cupmount isolators are produced and sold in large quantities and appeal to different segments of existing isolator markets and numerous industrial markets.

    During fiscal 1992, the Company introduced two new series of wire rope isolators, the arch and the circular arch. The arch isolator offers greater stability than the helical isolator for severe shock applications such as Navy shipboard electronic equipment. The circular arch was developed in a compact, circular configuration to fit into smaller space envelopes and compete on a performance and cost basis with existing competitive proprietary designs. In fiscal 1995, the Company has successfully introduced the circular arch to the industrial market as an improved solution to shock and vibration problems encountered with computers in the mobile market.

     During the last several years, the Company has developed and introduced a series of new products to the marketplace to broaden the VMC and KDC product lines. These new complementary products have enabled the Company to enter new markets, namely, the off-highway market, portable power market, truck and bus market and the seismic marketplace.

Competition
-----------

     In all phases of its continuing operations, the Company competes in both performance and price with companies considerably larger than itself in financial resources and sales, and which are more diversified than the Company. In the manufacturing of stabilization and tracking devices, scanning devices, frequency synthesizers, radar cross-section and antenna pattern measurement instrumentation and isolators, there are several major competitors manufacturing similar or comparable products. In the manufacture of microelectronics, magnetic motors and electronic systems, there are numerous nationwide, regional and local competitors manufacturing and distributing similar or comparable products. The engineering and support services division competes primarily on the local and regional levels. The Company believes that in all of its operations it competes favorably in the principal competitive factors of technology, performance, reliability, quality, customer service and price.

     To the extent that the Company is engaged in government contracts, its success or failure, to a large measure, is based upon its ability to compete successfully for contracts and to complete them at a profit. Such government business is necessarily affected by many factors such as variations in the military requirements of the government and defense budget allocations.

Government Sales
----------------
     Approximately 74% and 72% of the Company's sales from continuing operations for fiscal 1995 and 1994, respectively, were to agencies of the United States Government or to prime defense contractors or subcontractors of the United States Government. The Company's government contracts have been awarded either on a bid basis or after negotiation. The contracts are primarily fixed price contracts, though the Company also has government contracts providing for cost plus fixed fee. The contracts of the Company with the United States Government and prime defense contractors or subcontractors contain customary provisions for termination at the convenience of the government without cause. In the event of such termination, the Company is entitled to reimbursement for its costs and to receive a reasonable profit, if any, on the work done prior to termination.

     Revenues and costs on government contracts are recognized based upon shipments or billings on manufacturing contracts. Revenues and costs on certain consulting contracts are recognized based upon costs incurred.

     In certain product areas, the Company has suffered reductions in sales volume due to cutbacks in the military budget. In other product areas, the Company has experienced increased sales volume due to a realignment of government spending towards upgrading existing systems instead of purchasing completely new systems. The overall effect of the cutbacks and realignment has not been material to the Company.

Marketing and Distribution
--------------------------
     The Company markets its products through an internal sales force of 30 persons and over 120 sales representative organizations located nationwide and worldwide. The Company's engineers and marketing personnel, many of whom have technical backgrounds, advise prospective purchasers regarding the Company's products and how such products can be custom designed to be incorporated into specific government programs and other applications. These efforts are supported by product brochures and by published articles and advertisements in trade journals.

Product Research and Development
--------------------------------
     The Company's product development efforts primarily involve engineering and design relating to the improvement of existing products or the adaptation of such products to new applications. The Company's efforts also include developing prototype components to bid on specific programs. Several of the Company's executive officers and almost all of its engineers have been involved at various times and to varying degrees in these activities. Product development and similar costs not recoverable under contractual arrangements are expensed in the year incurred. These costs were approximately $2,389,000 and $694,000 for fiscal 1995 and 1994, respectively. The increased expenditures were primarily in the microelectronics product line, incurred to develop additional new products.

Backlog
-------
     At June 30, 1995, the Company's backlog of orders was approximately $34,681,000. Approximately 75% was scheduled to be delivered on or before June 30, 1996. Approximately 85% of this backlog represents orders for military or national defense purposes.

     At June 30, 1994, the Company's backlog of orders was approximately $40,950,000. Approximately 83% was scheduled to be delivered before June 30, 1995. Approximately 89% of this backlog represented orders for military or national defense purposes.

Principal Materials
-------------------
     The principal materials used by the Company in manufacturing and assembling its products are steel, aluminum, rubber, magnetic materials, iron and copper. Many of the component parts used by the Company in its products are also purchased, including semiconductors, transformers, amplifiers, bearings and ceramic materials. These materials and components, none of which are presently in short supply, are purchased from time to time on the open market. The Company has no long-term commitments for their purchase.

Patents and Trademarks
----------------------
     The Company owns several patents, patent licenses and trademarks. While the Company considers that in the aggregate its patents and trademarks are important in its operations, it does not consider that one or any group of them is of such importance that termination could materially affect its business.

Employees
---------
     As of June 30, 1995 the Company had approximately 650 employees, of whom approximately 360 were engaged in a manufacturing capacity, and approximately 290 in clerical, administrative, engineering or sales positions. Approximately 240 employees of the Company are covered by various collective bargaining agreements. The Company considers its employee relations to be satisfactory.

Financial Information About Industry Segments
---------------------------------------------
     The sales and operating profits of each industry segment and the identifiable assets attributable to each industry segment for each of the three years in the period ended June 30, 1995 are set forth in Note 16 of Notes to
Consolidated  Financial  Statements,   which  note  is  incorporated  herein  by
reference.

                           Discontinued Operations

     The Company has accounted for certain segments as discontinued operations. A description of these operations is as follows:

     Commercial and Custom Envelopes
     --------------------------------

     In November 1993, the Company sold substantially all of the net operating assets of its wholly-owned subsidiary, Huxley Envelope Corp. ("Huxley"), for $5,550,000. Huxley is a manufacturer of specialized envelopes for high-volume direct-mail users. The loss on disposal of $2,108,000 in fiscal 1994 represents a loss from Huxley's operations of $187,000 and a loss on its disposal of $1,921,000. The sale did not include Huxley's New York City manufacturing facility which was sold in the fourth quarter of fiscal 1995 for approximately $2,400,000. The sale of the facility, along with the resolution of certain other contingencies, resulted in a net of tax gain of $240,000.

     Telecommunication Systems Services
     ----------------------------------

     Through T-CAS Corp. ("T-CAS"), a wholly-owned subsidiary which was acquired in 1988, the Company also specialized in the design and implementation of telecommunications and electronic systems for government, industrial and commercial customers nationwide and abroad. T-CAS' services included systems concepts and operational criteria, detailed engineering designs, equipment specifications, site preparation, construction, field engineering, installations, on-site training and technical assistance. The Company's plan to discontinue this operation included the completion of existing contracts (which were completed at June 30, 1993) and an orderly dissolution.

     In September 1993, the Company entered into an agreement with the U.S. Air Force in full settlement of claims against the U.S. Air Force on two telecommunication contracts. The settlement represents a final mutual release of all claims between the parties relative to these two contracts. In May 1995, the Company received $170,000 in settlement of another claim against a former customer. These settlements, together with other unrelated settlements of claims and adjustments of previously recorded loss reserves, resulted in after tax gains of $2,295,000 and $222,000, which were included in discontinued operations in the first quarter of fiscal 1994 and fourth quarter of fiscal 1995, respectively.

     Income from discontinued operations for the fiscal year ended June 30, 1993 reflects Huxley's income, net of tax.

ITEM TWO - PROPERTIES

     The executive offices of the Company and the manufacturing facilities of Aeroflex Laboratories Incorporated, a subsidiary of the Company, occupying an aggregate of approximately 69,000 square feet, are located in premises which the Company owns in Plainview, Long Island, New York. An industrial development agency loan is secured by the premises, with an outstanding balance of approximately $230,000 at June 30, 1995.

     Aeroflex Laboratories Incorporated also leases manufacturing facilities in Farmingdale, Long Island, New York and Boca Raton, Florida of approximately 20,000 and 11,000 square feet, respectively. The annual rental of these properties is approximately $118,000 and $72,000 respectively.

     The manufacturing operations of the Company's subsidiary, Aeroflex International, Inc., are located in approximately 40,000 square feet of leased premises located in Caguas West Industrial Park, Caguas, Puerto Rico. There are three leases, each covering part of the premises, expiring through 1996. The annual rentals are approximately $137,000. In connection with the Company's restructuring of its operations, it expects to have vacated these premises by October 31, 1995.

     The Company's subsidiary, Aeroflex Lintek Corp., occupies approximately 8,500 square feet of space in Powell, Ohio. This property contains an annual rental of $42,000.

     The Company's subsidiary, Aeroflex Systems Corp., leases approximately 2,000 square feet of office space in Oxon Hill, Maryland. The annual rental on this property is approximately $22,000.

     The Company's subsidiary, Vibration Mountings and Controls, Inc., conducts manufacturing operations at a plant located in Bloomingdale, New Jersey. The plant, which the Company owns, consists of approximately 72,000 square feet.

     The Company believes that its facilities are adequate for its current and presently foreseeable needs.

ITEM THREE - LEGAL PROCEEDINGS

     Filtron Co. Inc., ("Filtron") a subsidiary of the Company whose operations were discontinued in October 1991, was one of several defendants named in a personal injury action initiated in 1994 by several plaintiffs in the Supreme Court of the State of New York, County of Kings.

     According to the allegations of the Amended Verified Complaint, the plaintiffs, who are current or former employees of a company to whom Filtron sold RFI filters/capacitors, and their wives, are seeking to recover, respectively, directly and derivatively, on diverse theories of negligence, strict liability and breach of warranty, for injuries allegedly suffered from exposure to a liquid substance or material which Filtron incorporated for a period of time in the RFI filters/capacitors which it manufactured. The plaintiffs are seeking damages which cumulatively may exceed $500 million.

     Considering its various defenses, together with its product liability insurance, in the opinion of management of the Company the outcome of the action against its subsidiary will not have a materially adverse effect on the Company's consolidated financial statements.

ITEM FOUR - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                  PART II

ITEM FIVE - MARKET FOR THE COMPANY'S COMMON EQUITY
            AND RELATED STOCKHOLDER MATTERS

    (a) The Common Stock trades on the New York Stock Exchange under the symbol ARX. The following table shows the quarterly range of the high and low closing prices for the Common Stock, as reported by the National Quotation Bureau Incorporated, for the calendar periods indicated.


                                                         Common Stock

                                                    High              Low
                                                    ----              ----

1993
----
First Quarter................................      $2.00             $1.75
Second Quarter...............................       2.25              1.75
Third Quarter................................       3.63              2.25
Fourth Quarter...............................       3.88              3.13

1994
----
First Quarter................................       5.00              3.75
Second Quarter...............................       4.75              3.63
Third Quarter................................       4.13              3.63
Fourth Quarter...............................       4.00              3.50

1995
----
First Quarter................................       4.38              3.50
Second Quarter...............................       4.88              3.63
Third Quarter (through August 31)............       5.63              4.25


    (b) As of August 31, 1995, there were approximately 1,400 record holders of the Company's Common Stock.

     (c) The Company has never paid any cash dividends on its Common Stock. There have been no stock dividends declared or paid by the Company on its Common Stock during the past three years. Future dividends, if any, will be dependent upon the earnings and financial position of the Company and such other factors as the Board of Directors shall deem appropriate. In addition, the Company's existing Revolving Credit Agreement prohibits, and its 7- 1/2% Senior Subordinated Convertible Debenture Indenture Agreement limits, it from paying cash dividends.

ITEM SIX - SELECTED FINANCIAL DATA

                      AEROFLEX INCORPORATED AND SUBSIDIARIES
                             SELECTED FINANCIAL DATA
                 (In thousands except ratios and per share data)


                                                  Year ended June 30,

                                    1995       1994       1993       1992       1991
                                    ----       ----       ----       ----       ----

Earnings Statement Data (4) (5)
  Net Sales...................... $ 71,113   $ 65,602   $ 52,031   $ 48,109   $ 48,778
  Income (Loss) from
    Continuing Operations........    6,587(1)(2)5,850(3)   1,736        227    (6,758)
  Income (Loss) from
    Discontinued Operations......      462        187        500        635   (24,916)
  Extraordinary Item-Tax Benefit
    of Loss Carryovers (5).......     -          -          -           143       -
  Net Income (Loss)..............    7,049      6,037(3)   2,236      1,005   (31,674)
  Income (Loss) from Continuing
    Operations Per Common Share
    and Common Share Equivalent
      Primary.................... $  .53(1)(2)$ .55(3)  $  .20     $  .03     $  .(81)
      Fully Diluted..............    .52(1)(2)  .50(3)     .19        .03        .(81)
  Net Income (Loss) Per Common
    Share and Common Share
    Equivalent
      Primary....................    .57        .57        .26        .12       (3.81)
      Fully Diluted..............    .55        .51        .24        .12       (3.81)
  Weighted Average Number of
    Common Shares and Common
    Share Equivalents Outstanding
      Primary....................   12,352     10,526      8,757      8,661      8,319
      Fully Diluted..............   14,249     12,401     10,920      8,661      8,319


                                                        June 30,

                                    1995       1994       1993       1992       1991
                                    ----       ----       ----       ----       ----
Balance Sheet Data
  Working Capital................ $ 31,533   $ 28,572   $ 14,982   $ 15,751   $ 21,055
  Total Assets...................   71,936     71,016     60,185     62,473     80,105
  Long-term Debt
    (including current portion)..   13,787     18,408     21,871     28,098     45,530
  Stockholders' Equity...........   46,344     39,571     27,208     25,025     23,705
Other Statistics (5)
  After Tax Profit Margin (Loss)
    from (continuing operations)..    9.3%(1)(2) 8.9%(3)    3.3%       0.5%     (13.9)%
  Return on Average Stockholders'
    Equity (from continuing
    operations)..................    15.3%(1)(2)17.5%(3)    6.6%       0.9%     (17.3)%
  Stockholders' Equity
    Per Share (6)                 $   3.95   $   3.37   $   3.14   $   2.87   $   2.80


(1) Includes $2,000,000 ($.14 per share fully diluted and $.16 primary) of insurance proceeds received on the death of the former chairman.
(2) Includes a $1,494,000 net of tax restructuring charge ($.10 per share fully diluted and $.12 primary) for the consolidation of the Company's Puerto Rican operations into its domestic facilities.
(3) Includes income tax benefit of $1,716,000, or $.14 per share ($.16 per share primary for the year), relating to the recognition of a portion of the Company's unrealized net operating loss carryforward in accordance with Statement of Financial Accounting Standards No. 109.
(4) See Note 3 to the Consolidated Financial Statements for a discussion of discontinued operations.
(5) In fiscal 1995, 1994, and 1993 the tax benefit from prior years' loss carryforwards was presented as a part of the provision for income taxes; in 1992 it was presented as an extraordinary item.
(6) Calculated by dividing stockholders' equity, at the end of the year, by the number of shares outstanding at the end of the year.


ITEM SEVEN - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Fiscal 1995 Compared to Fiscal 1994

Net sales increased to $71,113,000 in fiscal 1995 from $65,602,000 in fiscal 1994. Income from continuing operations for fiscal 1995 improved to $6,587,000 including $2,000,000 of insurance proceeds received on the death of the former chairman and a net of tax restructuring charge of $1,494,000 for the consolidation of the Company's Puerto Rican operations into its existing domestic facilities. Fiscal 1994 income from continuing operations was $5,850,000 including an income tax benefit of $1,716,000 for the recognition of a portion of the Company's unrealized net operating loss carryforward.

Net sales in the electronics segment increased to $55,607,000 for the year ended June 30, 1995 from $51,585,000 for the year ended June 30, 1994 primarily as a result of the acquisition of the microelectronics division of Marconi Circuit Technology Corporation in January 1994, the acquisition of Lintek, Inc. in January 1995 and increased sales volume of electronic systems. Operating profits, exclusive of the restructuring charge, improved by $1,788,000 as a result of the higher sales and improved margins, partially offset by increased research and development costs primarily in the microelectronics division.

Net sales in the isolator products segment increased to $15,506,000 for the year ended June 30, 1995 from $14,017,000 for the year ended June 30, 1994. The increase is attributable to higher sales volumes in all product areas within the segment commercial, industrial and military. Operating profits, exclusive of the restructuring charge, increased by $220,000. The increase in volume was partially offset by an unfavorable change in the product mix and lower margins in the military isolator division.

Cost of sales as a percentage of sales decreased to 66.9% from 68.9% between the two years as a result of improved profit margins primarily in the instrument products division. Selling, general and administrative costs increased to $15,752,000 from $14,214,000 primarily due to a $1,695,000 increase in research and development costs.

Interest expense increased to $1,464,000 from $1,440,000. Decreased levels of borrowings were offset by increased interest rates. Interest and other income increased by $487,000 as a result of the short-term investments made with the proceeds from the 7-1/2% debentures.

The income tax provisions for the years ended June 30, 1995 and 1994 differed from the amounts computed by applying the U.S. Federal income tax rate to income from continuing operations before income taxes primarily as a result of the tax benefits of loss carryforwards (both realized and unrealized). In addition, the income tax provision for the year ended June 30, 1995, was further impacted by the non-taxable life insurance proceeds of $2,000,000.

Income from discontinued operations for the year ended June 30, 1995 includes a gain related to the sale of the former Huxley Envelope Corp. ("Huxley") building of $240,000 and a gain related to T-CAS Corp. ("T-CAS") of $222,000. Income from discontinued operations for the year ended June 30, 1994 was comprised of a loss related to Huxley of $2,108,000 and a gain related to T-CAS of $2,295,000.

In November 1993, the Company sold substantially all of the net operating assets of its Huxley subsidiary. The disposal is being accounted for as a discontinued operation, and, accordingly, Huxley's operations have been reported separately from continuing operations. The loss of $2,108,000 in fiscal 1994 represents a loss from Huxley's operations of $187,000 and a loss on the disposal of $1,921,000. The gain of $240,000 in fiscal 1995, is due primarily to a gain from the sale of the former Huxley building.

In September 1993, the Company entered into an agreement with the U.S. Air Force in full settlement of claims against the U.S. Air Force for extra work, delays and other out-of-scope costs on two telecommunication contracts which were the primary reasons for T-CAS' loss in 1991. The settlement represents a final mutual release of all claims between the parties relative to these two contracts. The settlement, together with other unrelated settlements of claims and adjustments of previously recorded loss reserves, resulted in an after tax gain of $2,295,000 which was included in discontinued operations in the first quarter of fiscal 1994. The gain of $222,000 in fiscal 1995, is due primarily to a settlement of another claim against a former customer.

Fiscal 1994 Compared to Fiscal 1993

Net sales increased by 26% to $65,602,000 in fiscal 1994 from $52,031,000 in fiscal 1993. Income from continuing operations improved to $5,850,000 from $1,736,000.

Net sales in the electronics segment increased to $51,585,000 for the year ended June 30, 1994 from $39,145,000 for the year ended June 30, 1993 primarily as a result of increased volume of microelectronics. Effective January 1, 1994, the Company acquired the microelectronics division of Marconi Circuit Technology Corporation ("Marconi") and, accordingly, the net sales of the Company include the acquired division for the period from January 1, to June 30, 1994 which sales were approximately $8,300,000. Operating profits increased by $2,245,000 in this segment as a result of the greater sales volume and increased gross profit margins partially offset by increased selling, general and administrative costs.

Net sales in the isolator products segment increased to $14,017,000 for the year ended June 30, 1994 from $12,886,000 for the previous year primarily as a result of increased sales in the commercial and industrial markets. Operating profits increased by $495,000 as a result of the increased sales and increased gross profit margins, offset, in part, by increased selling, general and administrative costs.

Cost of sales as a percentage of sales decreased to 68.9% from 69.8% as a result of improved profit margins in both segments. Selling, general and administrative costs as a percentage of sales decreased to 21.7% from 22.5% as the Company has been able to contain such costs despite increased sales.

Interest expense decreased to $1,440,000 from $1,828,000 due to decreased levels of borrowings. Interest and other income were lower by $95,000, primarily due to the lower interest income as a result of the sale of certain marketable securities and lower interest rates.

The income tax provisions for the years ended June 30, 1994 and 1993 were different from the amounts computed by applying the U.S. Federal income tax rate to income from continuing operations before income taxes primarily as a result of the tax benefits of loss carryforwards and the exemption of the earnings of the Company's Puerto Rican subsidiary from U.S. Federal income taxes. The income tax benefit for the year ended June 30, 1994 includes a benefit of $1,716,000 relating to a portion of the Company's unrealized net operating loss carryforward recognized in accordance with Statement of Financial Accounting Standards No. 109. The income tax provision for the year ended June 30, 1993 also included a $150,000 charge in excess of previously recorded provisions for an agreed settlement of open U.S. Federal income tax for years 1986 through 1990.

Income from discontinued operations for the year ended June 30, 1994 was comprised of a loss related to Huxley of $2,108,000 and a gain related to T-CAS of $2,295,000. Income from discontinued operations for the year ended June 30, 1993 reflects Huxley's income, net of tax, for that period.

Liquidity and Capital Resources

June 30, 1995 Compared To June 30, 1994
---------------------------------------

The Company's working capital at June 30, 1995 was $31,533,000 as compared to $28,572,000 at June 30, 1994. The current ratio increased to 3.5 to 1 at June 30, 1995 from 3.3 to 1 at June 30, 1994. The increases were primarily due to the increase in cash and cash equivalent balances to $11,330,000 from $8,238,000.

Cash provided from operating activities was $8,300,000 (including $2,000,000 of life insurance proceeds) for the year ended June 30, 1995 and $5,477,000 for the year ended June 30, 1994. Cash used by investing activities of $21,000 in 1995 was primarily for capital expenditures, which were substantially offset by funds provided by the sale of the former Huxley building. The net cash provided by operating and investing activities was used to reduce outstanding debt by $4,939,000 for the year ended June 30, 1995. Cash and cash equivalents at June 30, 1995 includes $6,800,000 invested in commercial paper and certificates of deposit.

As of April 11, 1994, the Company entered into a revised revolving credit and term loan agreement with two banks which is secured by accounts receivable, inventory and the Company's stockholdings in certain of its subsidiaries. The agreement provides for a revolving credit line of $16,000,000, which expires on March 31, 1997, and a term loan of $4,000,000, which was repaid during the third quarter of 1995. See Note 9 to the Consolidated Financial Statements.

During June 1994, the Company completed a sale of $10,000,000 principal amount of 7-1/2% Senior Subordinated Convertible Debentures to non-U.S. persons. The debentures are due June 15, 2004 subject to prior sinking fund payments of 10%, 10%, 15% and 15% of the principal amount on September 15, 2000, 2001, 2002 and 2003, respectively. The debentures are convertible into the Company's common stock at a price of $5-5/8 per share.

The Company believes that internally generated funds and available lines of credit will be sufficient for its working capital requirements, capital expenditure needs, restructuring costs and the servicing of its debt for the fiscal year ending June 30, 1996. At June 30, 1995, the Company had no borrowings under its revolving credit and term loan agreement.

In November 1993, the Company disposed of its Huxley subsidiary, excluding its New York City manufacturing facility, for $5,550,000. The net cash proceeds from the sale were used to repay indebtedness under the revolving credit and term loan agreement. The land and building were sold in the fourth quarter of 1995 for approximately $2,400,000.

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

A subsidiary of the Company whose operations were discontinued in 1991, is one of several defendants named in a personal injury action initiated in August, 1994, by a group of plaintiffs. The plaintiffs are seeking damages which cumulatively may exceed $500 million. The complaint alleges, among other things, that the plaintiffs suffered injuries from exposure to substances contained in products sold by the subsidiary to one of its customers. Considering its various defenses, together with its product liability insurance, in the opinion of management of the Company, the outcome of the action against its subsidiary will not have a materially adverse effect on the Company's consolidated financial statements.

Management believes that potential reductions in military spending will not materially affect its operations. In certain product areas, the Company has suffered reductions in sales volume due to cutbacks in the military budget. In other product areas, the Company has experienced increased sales volume due to a realignment of government spending towards upgrading existing systems instead of purchasing completely new systems. The overall effect of the cutbacks and realignment has not been material to the Company.

The Company's backlog of orders at June 30, 1995 and 1994 was $34,681,000 and $40,950,000, respectively.

At June 30, 1995, the Company had net operating loss carryforwards of approximately $14,000,000 for Federal income tax purposes.

At  June  30,  1995  and  1994  the  Company  had  $1,312,000  and   $1,506,000,
respectively, of prior years' Puerto Rican source earnings held in qualified Puerto Rican investments which enable the Company to take advantage of reduced withholding taxes to be paid when these earnings are repatriated. See Notes 5 and 12 to the Consolidated Financial Statements.

Under present tax laws, the earnings of the Company's Puerto Rican facility are substantially exempt from United States income tax and partially exempt from Puerto Rican income taxes. As a result of the consolidation of the Company's Puerto Rican operations into its domestic facilities (Note 2) the Company will no longer have this partial exemption from income taxes.

The Company is undergoing routine audits by various taxing authorities of several of its U.S. Federal, state and local income tax returns covering different periods from 1991 to 1993. Management believes that the probable outcome of these various audits should not materially affect the consolidated financial statements of the Company.

ITEM EIGHT - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements of the Company and its subsidiaries, and the reports thereon of KPMG Peat Marwick LLP and Deloitte & Touche LLP dated August 11, 1995 and August 12, 1994, respectively, are set forth below.

          -    Consolidated balance sheets at June 30, 1995 and 1994.

          - Consolidated statements of earnings, stockholders' equity and cash flows for the years ended June 30, 1995, 1994 and 1993.

          -    Notes to consolidated financial statements.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



ASSETS                                                            June 30,
                                                            1995            1994
                                                            ----            ----

Current Assets:
  Cash and cash equivalents (Note 1)                   $ 11,330,000    $  8,238,000

  Current portion of invested cash (Notes 5 and 9)          635,000         150,000

  Accounts receivable, less allowance for doubtful
    accounts of $437,000 and $434,000 at
    June 30, 1995 and 1994, respectively (Note 9)        18,898,000      16,804,000
  Inventories (Notes 6 and 9)                            12,330,000      14,087,000
  Deferred income taxes (Note 12)                           467,000         640,000
  Prepaid expenses and other current assets                 605,000         937,000
                                                        -----------      ----------


       Total Current Assets                              44,265,000      40,856,000

Invested Cash (Notes 5 and 9)                               677,000       1,356,000

Property, Plant and Equipment, net (Notes 7 and 9)       13,859,000      13,180,000

Cost in  Excess  of Fair  Value of Net  Assets of
  Businesses  Acquired,  net of
  accumulated amortization of $1,780,000 and
  $1,475,000, at June 30, 1995
  and 1994, respectively (Note 1)                        10,297,000      10,602,000

Net Assets of Discontinued Operations (Note 3)                 -          2,403,000

Deferred Income Taxes (Note 12)                             589,000         403,000

Other Assets                                              2,249,000       2,216,000
                                                       ------------     -----------


Total Assets                                           $ 71,936,000    $ 71,016,000
                                                       ============    ============


                 See notes to consolidated financial statements

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



LIABILITIES AND STOCKHOLDERS' EQUITY                              June 30,

                                                            1995            1994
                                                            ----            ----

Current Liabilities:
  Current portion of long-term debt (Note 9)           $  1,936,000    $    820,000

  Accounts payable                                        3,343,000       3,222,000

  Accrued expenses and other current liabilities
    (Note 8)                                              6,916,000       7,580,000
  Income taxes payable (Note 12)                            537,000         662,000
                                                        -----------     -----------
       Total Current Liabilities                         12,732,000      12,284,000
                                                        -----------     -----------
Long-Term Debt (Note 9)                                   1,851,000       7,588,000
                                                        -----------     -----------
Other Long-Term Liabilities                               1,009,000       1,573,000
                                                        -----------     -----------
Senior Subordinated Convertible Debentures (Note 10)     10,000,000      10,000,000
                                                        -----------     -----------


Commitments and Contingencies
  (Notes 2, 3, 4, 5, 10, 12, 14 and 15)

Stockholders' Equity (Notes 9 and 11):
  Preferred stock, par value $.10 per share;
    authorized 1,000,000 shares:
    Series A Junior Participating Preferred stock,
    par value $.10 per share; authorized 150,000 shares        -               -
  Common stock, par value $.10 per share; authorized
    25,000,000 shares; issued 11,818,000 and 11,799,000
    shares at June 30, 1995 and 1994, respectively        1,182,000       1,180,000
  Additional paid-in capital                             56,101,000      56,116,000
  Accumulated deficit                                   (10,584,000)    (17,633,000)
                                                        -----------     -----------

                                                         46,699,000      39,663,000
  Less:  Treasury stock, at cost (92,000 and
    58,000 shares at June 30, 1995 and 1994,
    respectively)                                           355,000          92,000
                                                        -----------     -----------
                                                         46,344,000      39,571,000
                                                        -----------     -----------
Total Liabilities and Stockholders' Equity              $71,936,000     $71,016,000
                                                        ===========     ===========


                 See notes to consolidated financial statements

                     AEROFLEX INCORPORATED AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                      Year Ended June 30,

                                               1995           1994           1993
                                               ----           ----           ----

Net Sales                                 $ 71,113,000   $ 65,602,000   $ 52,031,000
Cost of Sales                               47,542,000     45,168,000     36,320,000
                                          ------------   ------------   ------------
  Gross Profit                              23,571,000     20,434,000     15,711,000
Selling, General and Administrative Costs   15,752,000     14,214,000     11,695,000
Restructuring Charge (Note 2)                1,669,000           -              -
                                           -----------   ------------    -----------
  Operating Income                           6,150,000      6,220,000      4,016,000
                                           -----------   ------------    -----------
Other Income (Expense)
  Life Insurance Proceeds (Note 13)          2,000,000           -              -
  Interest Expense                          (1,464,000)    (1,440,000)    (1,828,000)
  Other Income (including interest and
    dividends of $669,000, $163,000 and
    $283,000)                                  751,000        264,000        359,000
                                            ----------     ----------     ----------
  Total Other Income (Expense)               1,287,000     (1,176,000)    (1,469,000)
                                            ----------     ----------     ----------
Income From Continuing Operations
  Before Income Taxes                        7,437,000      5,044,000      2,547,000
Provision (Benefit) For Income Taxes
  (Note 12)                                    850,000       (806,000)*      811,000
                                            ----------     ----------      ---------
  Income From Continuing Operations          6,587,000      5,850,000      1,736,000
                                            ----------     ----------      ---------

Discontinued Operations (Note 3):
  Income (loss) from operations of
    discontinued subsidiaries, net of
    income taxes                                  -          (187,000)       500,000
  Gain on disposal of subsidiaries,
    net of income taxes                        462,000        374,000           -
                                           -----------    -----------    -----------
  Income From Discontinued Operations          462,000        187,000        500,000
                                           -----------    -----------    -----------
Net Income                                 $ 7,049,000    $ 6,037,000    $ 2,236,000
                                           ===========    ===========    ===========

Income Per Common Share:
 Primary
  Continuing Operations                      $ .53          $ .55*         $ .20
  Discontinued Operations                      .04            .02            .06
                                             -----          -----          -----
  Net Income                                 $ .57          $ .57          $ .26
                                             =====          =====          =====
 Fully Diluted
  Continuing Operations                      $ .52          $ .50*         $ .19
  Discontinued Operations                      .03            .01            .05
                                             -----          -----          -----
  Net Income                                 $ .55          $ .51          $ .24
                                             =====          =====          =====
Weighted Average Number of Common
  Shares Outstanding
   Primary                                  12,352,000     10,526,000      8,757,000
   Fully Diluted                            14,249,000     12,401,000     10,920,000
                                            ==========     ==========     ==========

* Includes income tax benefit of $1,716,000 relating to the recognition of a portion of the Company's unrealized net operating loss carryforward in accordance with Statement of Financial Accounting Standards No. 109.

                 See notes to consolidated financial statements

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                    Years Ended June 30, 1995, 1994 and 1993


                                                                            Retained
                                                             Additional     Earnings
                                           Common Stock        Paid-in    (Accumulated        Treasury Stock
                           Total        Shares    Par Value    Capital       Deficit)      Shares        Cost
                           -----        ------    ---------    -------       -------       ------------------

Balance, July 1, 1992   $25,025,000   9,905,000  $  990,000  $57,139,000  $(25,906,000)   1,181,000 $(7,198,000)
Retirement of Treasury
  Stock                        -     (1,181,000)   (118,000)  (7,080,000)         -      (1,181,000)  7,198,000
Warrants Issued to
  Placement Agent            39,000        -           -          39,000          -            -            -
Treasury Stock Received
  from the Employee
  Stock Ownership Plan      (92,000)       -           -            -             -          58,000     (92,000)

Net Income                2,236,000        -           -            -        2,236,000         -            -
                         ----------   ---------   ---------   ----------    ----------     --------     --------
Balance, June 30, 1993   27,208,000   8,724,000     872,000   50,098,000   (23,670,000)      58,000     (92,000)


Stock Issued Upon
  Conversion of
  Debentures (Note 10)    6,131,000   3,050,000     305,000    5,826,000          -            -            -
Stock Issued Upon
  Exercise of Stock
  Options                    64,000      25,000       3,000       61,000          -            -            -
Warrants Issued to
  Placement Agent
  (Note 10)                 131,000        -           -         131,000          -            -            -
Net Income                6,037,000        -           -            -        6,037,000         -            -
                         ----------  ----------- ----------   ----------    ----------     ---------    --------

Balance, June 30, 1994   39,571,000  11,799,000   1,180,000   56,116,000   (17,633,000)      58,000      (92,000)

Treasury Stock Received
  from the Employee
  Stock Ownership Plan      (28,000)       -           -            -             -           7,000      (28,000)
Retirement of Treasury
  Stock                        -        (65,000)     (6,000)    (114,000)         -         (65,000)     120,000
Purchase of Treasury
  Stock                    (355,000)       -           -            -             -          92,000     (355,000)
Stock Issued Upon Exercise
  of Stock Options          107,000      84,000       8,000       99,000          -            -            -

Net Income                7,049,000        -           -            -        7,049,000         -            -
                         ----------  ----------  ----------  -----------  ------------      -------    ---------
Balance, June 30, 1995  $46,344,000  11,818,000  $1,182,000  $56,101,000  $(10,584,000)      92,000    $(355,000)
                        ===========  ==========  ==========  ===========  ============      =======    =========


                 See notes to consolidated financial statements

                     AEROFLEX INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     Year Ended June 30,
                                               1995           1994           1993
                                               ----           ----           ----

Cash Flows From Operating Activities:
  Net income                              $  7,049,000   $  6,037,000   $  2,236,000
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Gain from discontinued operations       (462,000)      (187,000)      (500,000)
      Depreciation and amortization          3,133,000      2,931,000      2,835,000
      Provision for losses on accounts
        receivable                              10,000        173,000         79,000
      Deferred income taxes                    (13,000)    (1,450,000)      (243,000)
      Other                                    (79,000)        13,000        (12,000)
Change in  operating  assets and
    liabilities  net of effects  from
    purchase of businesses:
      Decrease (increase) in accounts
        receivable                          (1,965,000)    (2,091,000)      (134,000)
      Decrease (increase) in inventories     2,263,000        565,000        724,000
      Decrease (increase) in prepaid
        expenses and other assets             (279,000)      (689,000)       170,000
      Increase (decrease) in accounts
        payable, accrued expenses and
        other long-term liabilities         (1,232,000)       949,000        223,000
      Increase (decrease) in income
        taxes payable                         (125,000)      (774,000)       859,000
                                            ----------      ---------      ---------
Net Cash Provided By
  Operating Activities                       8,300,000      5,477,000      6,237,000
                                            ----------      ---------      ---------
Cash Flows From Investing Activities:
  Payment for purchase of businesses,
    net of cash acquired                      (536,000)    (5,650,000)          -
  Net cash provided by (used in)
    discontinued operations                  3,058,000      5,643,000        359,000
  Capital expenditures                      (2,919,000)    (2,205,000)    (1,995,000)
  Proceeds from sale of property,
    plant and equipment                        182,000         27,000        583,000
  Decrease (increase) in invested cash         194,000      1,904,000      2,567,000
                                             ---------      ---------      ---------
Net Cash Provided By (Used In)
  Investing Activities                         (21,000)      (281,000)     1,514,000
                                             ---------      ---------      ---------
Cash Flows From Financing Activities:
  Net proceeds from debenture offering            -         9,220,000      6,101,000
  Borrowings under debt agreements             293,000      1,991,000      6,570,000
  Net debt repayments                       (5,232,000)    (8,593,000)   (20,224,000)
  Purchase of treasury stock                  (355,000)          -              -
  Proceeds from the exercise of stock
    options                                    107,000         64,000           -
                                            ----------      ---------     ----------
Net Cash Provided By (Used In)
  Financing Activities                      (5,187,000)     2,682,000     (7,553,000)
                                            ----------      ---------     ----------
Net Increase In Cash and
  Cash Equivalents                           3,092,000      7,878,000        198,000
Cash and Cash Equivalents At Beginning
  Of Year                                    8,238,000        360,000        162,000
                                           -----------    -----------     ----------
Cash and Cash Equivalents At End Of Year   $11,330,000    $ 8,238,000     $  360,000
                                           ===========    ===========     ==========


                 See notes to consolidated financial statements

                     AEROFLEX INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Years Ended June 30, 1995, 1994 and 1993

 1. Summary of Significant Accounting Principles and Policies:

    Principles of Consolidation
    ---------------------------
    The accompanying consolidated financial statements include the accounts of Aeroflex Incorporated (formerly ARX, Inc.) and its subsidiaries ("the Company"), all of which are wholly-owned. As of June 30, 1995 the Company has accounted for certain subsidiaries, namely telecommunication systems services (T-CAS Corp.) and commercial and custom envelopes (Huxley Envelope Corp.), as discontinued operations. These subsidiaries have not been consolidated as part of the Company's continuing operations (Note 3). All significant intercompany balances and transactions have been eliminated.

    Inventories
    -----------
    Inventories are stated at the lower of cost (first-in, first-out) or market.

    Revenue and Cost Recognition on Contracts
    -----------------------------------------
    Revenue and costs on contracts are recognized based upon shipments or billings for manufacturing contracts and upon costs incurred for certain engineering and support services contracts. Estimated costs at completion are based upon engineering and production estimates. Provisions for estimated losses on contracts-in-process are recorded in the period in which such losses are first determined.

    Property, Plant and Equipment
    -----------------------------
    Property, plant and equipment is stated at cost less accumulated depreciation computed on a straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are amortized over the life of the lease or the estimated life of the asset, whichever is shorter.

    Research and Development Costs
    ------------------------------
    All research and development costs are charged to expense as incurred and are classified as selling, general and administrative costs. Research and development expenses were approximately $2,389,000, $694,000 and $1,225,000 during the fiscal years 1995, 1994 and 1993, respectively.

    Intangible Assets
    -----------------
    Intangible assets are recorded at cost, less accumulated amortization. The excess of purchase price over the fair value of assets acquired is being amortized on a straight-line basis over a period of 40 years except for certain costs allocated to patents which are amortized over 15 years, the remaining life of the patents at the time they were acquired by the Company. The Company periodically evaluates the recoverability of the carrying value of its intangible assets and the related amortization periods. The Company assesses the recoverability of unamortized goodwill based on the undiscounted projected future earnings of the related businesses. As of June 30, 1995, the cost in excess of fair value of net assets of businesses acquired consists substantially of $9,202,000 related to the 1989 acquisition of Comstron Corporation, a manufacturer of frequency synthesizers, subsystems and components.

    Invested Cash
    -------------
    Invested cash consists primarily of certificates of deposit, having original maturities of greater than three months, and is carried at cost, which approximates market.

    Income Per Share
    ----------------
    Income per share is computed based upon the weighted average number of common shares outstanding after giving effect to the assumed exercise of dilutive stock options and warrants and, for fully diluted purposes, the assumed conversion of debentures.

    Cash and Cash Equivalents
    -------------------------
    The Company considers all highly liquid investments having maturities of three months or less at the date of acquisition to be cash equivalents.

    Income Taxes
    ------------

    The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", in the fourth quarter of fiscal 1993. The effect of the change in accounting principle did not have a significant impact on the 1993 financial statements. Under SFAS No. 109, deferred tax assets and liabilities are measured based upon the differences between the financial accounting and tax bases of assets and liabilities.

    Reclassifications
    -----------------
    Reclassifications have been made to the 1994 and 1993 consolidated financial statements to conform to the 1995 presentation.

 2. Restructuring Charge:
    In March 1995, the Company, pursuant to a Board of Directors resolution, adopted a plan to consolidate its Puerto Rican manufacturing operations into its existing facilities in New York and New Jersey. The Company intends to cease manufacturing operations in Puerto Rico by August 31, 1995 and expects the consolidation to be complete by October 1995. In connection with this restructuring, the Company has recorded a charge to earnings of $1,669,000 in fiscal 1995, representing costs of abandonment of leasehold improvements, severance costs for approximately 100 employees, lease termination costs, write-down of excess equipment and other related costs. This amount includes non-cash costs of approximately $597,000.

 3. Discontinued Operations:
    In November 1993, the Company sold substantially all of the net operating assets of its wholly-owned subsidiary, Huxley Envelope Corp. ("Huxley"), for $5,550,000. Huxley is a manufacturer of specialized envelopes for high-volume direct-mail users. The sale did not include Huxley's New York City manufacturing facility which was sold in the fourth quarter of fiscal 1995 for approximately $2,400,000. The sale of the facility, along with the resolution of certain other contingencies, resulted in a net of tax gain of $240,000.

    Effective June 30, 1991, the Board of Directors of the Company approved a formal plan to discontinue the operations of its wholly-owned subsidiary, T-CAS Corp. ("T-CAS"), which was involved in the design and implementation of telecommunication and electronic systems. The plan called for completion of existing contracts and an orderly dissolution. As of June 30, 1993, all contracts were completed.

    In September 1993, the Company entered into an agreement with the U.S. Air Force in full settlement of claims against the U.S. Air Force on two telecommunication contracts. The settlement represents a final mutual release of all claims between the parties relative to these two contracts. In May 1995, the Company received $170,000 in settlement of another claim against a former customer. These settlements, together with other unrelated settlements of claims and adjustments of previously recorded loss reserves, resulted in after tax gains of $2,295,000 and $222,000, which were included in discontinued operations in the first quarter of fiscal 1994 and fourth quarter of fiscal 1995, respectively.

    Huxley and T-CAS have been reported as discontinued operations and, accordingly, the Company's equity earnings (loss) from these subsidiaries and the estimated gain (loss) on disposal, sale or discontinuance have been reported separately from continuing operations.

    The income from discontinued operations is as follows:

                                           Year Ended June 30,
                                 1995            1994           1993
                                 ----            ----           ----

    Operating Revenues:
        Huxley                $       -      $  4,868,000   $ 15,307,000
        T-CAS                         -         2,195,000        179,000
                              -----------    ------------   ------------
                              $       -      $  7,063,000   $ 15,486,000
                              ===========    ============   ============

     Income (loss) from operations before income taxes:
        Huxley                $       -      $   (187,000)  $    528,000
        T-CAS                         -              -              -
                              -----------    ------------   ------------
                                      -          (187,000)       528,000
     Provision for
        income taxes                  -              -            28,000
                              -----------    ------------   ------------

     Income (loss) from
       operations                     -          (187,000)       500,000
                              -----------    ------------   ------------
     Estimated gain (loss)
       on disposition
       (net of tax):
        Huxley                     240,000     (1,921,000)          -
        T-CAS                      222,000      2,295,000           -
                              ------------     ----------    -----------
                                   462,000        374,000           -
                              ------------     ----------    -----------
     Income from discontinued
       operations             $    462,000     $  187,000     $  500,000
                              ============     ==========     ==========

     The assets and liabilities of the discontinued operations have been reclassified on the balance sheet from the historic classifications and combined under the caption "net assets of discontinued operations". The balance at June 30, 1994 consists primarily of the Huxley land and building which were sold in fiscal 1995. Intercompany interest expense has been allocated to the loss from discontinued operations based upon the net assets of discontinued operations.

     Net assets of discontinued operations consist of the following:

                                                 June 30,
                                                   1994
                                                  ---------

        Assets                                   $ 3,066,000
        Liabilities                                 (663,000)
                                                 -----------
        Net Assets                               $ 2,403,000
                                                 ===========


 4. Acquisition of Businesses:

    In January 1995, the Company acquired substantially all of the net operating assets of Lintek, Inc. ("Lintek") for $537,000 plus contingent consideration based on the next five years' earnings to a maximum of an additional $675,000. Any contingent consideration paid will be recorded as cost in excess of fair value of net assets acquired. Lintek designs, develops and manufactures radar cross section and antenna pattern measurement systems for commercial and military applications, as well as surface penetrating radars. The acquired company's net sales were approximately $2,600,000 for the year ended December 31, 1994. On a pro forma basis, had the Lintek acquisition taken place as of the beginning of the periods presented, results of operations for those periods would not have been materially affected.

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

    Summarized below are the unaudited pro forma results of operations of the Company as if Circuit Tech had been acquired at the beginning of the fiscal periods presented:

                                         Pro Forma Year Ended
                                               June 30,
                                         ---------------------
                                     1994           1993
                                     ----           ----
                                (in thousands, except per share data)


    Net Sales                      $ 73,757       $ 71,543
    Income (Loss) From
      Continuing Operations           5,703         (1,455)
    Net Income (Loss)                 5,890           (955)

    Earnings Per Share
      Primary
        Income (Loss) From
          Continuing Operations      $  .54         $ (.17)
        Net Income (Loss)               .56           (.11)
      Fully Diluted
        Income (Loss) From
          Continuing Operations         .48             *
        Net Income (Loss)               .50             *


    * Due to the loss, the effect of the debentures, options and warrants is anti-dilutive.

    The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of the periods presented or of future operating results of the combined companies.

    The acquisitions have been accounted for as purchases and, accordingly, the acquired assets and liabilities assumed have been recorded at their estimated fair values at the respective dates of acquisition. The operating results of Circuit Tech and Lintek are included in the consolidated statements of earnings from the respective acquisition dates.

 5. Invested Cash:

    Invested cash represents prior years' Puerto Rican source earnings held in qualified Puerto Rican investments which enables the Company to take advantage of reduced withholding taxes to be paid when the Puerto Rican source earnings are repatriated. These funds are currently invested primarily in certificates of deposit and become available for repatriation at the lower withholding tax rates through the year 1999. Despite the cessation of operations in Puerto Rico, the funds will still be maintained in such investments for the required statutory periods.

 6. Inventories:
    Inventories consist of the following:


                                                     June 30,
                                          1995                 1994
                                          ----                 ----

    Raw materials                     $ 5,509,000        $ 5,706,000
    Work-in-process                     3,398,000          5,800,000
    Finished goods                      3,423,000          2,581,000
                                      -----------        -----------
                                      $12,330,000        $14,087,000
                                      ===========        ===========

    Inventories include contracts-in-process of $1,076,000 and $3,163,000 at June 30, 1995 and 1994, respectively, which consist substantially of unbilled material, labor and overhead costs.

 7. Property, Plant and Equipment:

    Property, plant and equipment consists of the following:


                                                 June 30,
                                          1995                1994
                                          ----                ----

    Land                              $    725,000        $    725,000
    Building and leasehold
      improvements                      11,141,000          10,422,000
    Machinery, equipment, tools
      and dies                          18,494,000          18,665,000
    Furniture and fixtures               5,339,000           5,001,000
    Assets recorded under
      capital leases                     2,160,000           2,034,000
    Transportation equipment                59,000              82,000
                                      ------------        ------------
                                        37,918,000          36,929,000
    Less accumulated depreciation
      and amortization                  24,059,000          23,749,000
                                      ------------        ------------
                                      $ 13,859,000        $ 13,180,000
                                      ============        ============

 8.  Accrued Expenses and Other Current Liabilities:

    Accrued expenses and other current liabilities include accrued salaries, wages and other compensation of $2,380,000 and $2,545,000 at June 30, 1995 and 1994, respectively.

 9. Long-Term Debt and Credit Arrangements:

    Long-term debt consists of the following:


                                                   June 30,
                                           1995               1994
                                           ----               ----

    Revolving credit and term
      loan agreement (a)              $       -           $  4,000,000
    Bank loans (b)                         822,000             972,000
    Equipment loan (c)                     900,000           1,200,000
    Capitalized lease
      obligations (d)                    1,795,000           1,895,000
    Other                                  270,000             341,000
                                      ------------        ------------
                                         3,787,000           8,408,000
    Less current maturities              1,936,000             820,000
                                      ------------        ------------
                                      $  1,851,000        $  7,588,000
                                      ============        ============

    (a) As of April 11, 1994, the Company replaced a previous agreement with a revised revolving credit and term loan agreement with two banks which is secured by accounts receivable, inventory and the Company's stockholdings in certain of its subsidiaries. The Agreement provides for a revolving credit line of $16,000,000, which expires on March 31, 1997, and a term loan of $4,000,000, which was repaid during the third quarter of 1995. The interest rate on borrowings under this agreement is at various rates depending upon certain financial ratios, with the present rate substantially equivalent to the prime rate (9% at June 30, 1995). The Company paid a facility fee of $100,000, and is required to pay a commitment fee of 1/4% per annum of the average unused portion of the revolving credit line. The terms of the agreement require compliance with certain covenants including minimum consolidated working capital and tangible net worth, maintenance of certain financial ratios, limitations on capital expenditures and lease commitments and prohibition of the payment of cash dividends.

    (b) The Company has loans with a bank bearing interest at rates ranging from 4.91% to 6.38%. These loans mature at various dates through 1999 and are fully collateralized by the invested cash.

    (c) The Company had a loan with a financial institution bearing interest at a floating rate of 5/8% over the prime rate which was secured by certain machinery and equipment. The loan was fully repaid in July 1995.

    (d) The Company has several capitalized lease obligations with financial institutions which have various terms through 1999 and aggregate quarterly installments of $111,000.

        Aggregate long-term debt as of June 30, 1995 matures in each fiscal year as follows:

          1996...............$ 1,936,000    1999...............    496,000
          1997...............    513,000    2000...............    404,000
          1998...............    438,000    Thereafter.........       -
                                                               -----------
                                                               $ 3,787,000
                                                               ===========

    Interest paid was $1,333,000, $1,435,000 and $2,288,000 during the years ended June 30, 1995, 1994 and 1993, respectively.

10. Senior Subordinated Convertible Debentures:
    During June 1994, the Company completed a sale of $10,000,000 principal amount of 7-1/2% Senior Subordinated Convertible Debentures to non-U.S. persons. The debentures are due June 15, 2004 subject to prior sinking fund payments of 10%, 10%, 15%, and 15% of the principal amount on September 15, 2000, 2001, 2002 and 2003, respectively. The debentures are convertible into the Company's common stock at a price of $5-5/8 per share. The Company may redeem the debentures at a price of 107-1/2% of the principal amount, declining by 1.5 points per year beginning June 15, 1996 to 100% at June 15, 2000 and thereafter except that the Company can make such redemption prior to December 15, 1995 under certain conditions. The net proceeds from the offering were used initially to retire certain bank indebtedness and for general working capital with excess proceeds placed in temporary short term bank related investments. The cost of issuing these debentures, $947,000, included a 6% fee paid and 100,000 warrants, exercisable at $6.75 per share, issued to the placement agent. This amount is included in the Consolidated Balance Sheet under the caption "Other Assets" and is being amortized over the term of the debentures as interest expense.

    During the quarter ended December 31, 1992, the Company completed a sale of $6,870,000 of principal amount of 7% Convertible Senior Subordinated Debentures. On February 14, 1994, the Company called for redemption all of the outstanding debentures at 109% of the principal amount. The debentures were convertible into the Company's common stock at a price of $2.25 per share. As of March 31, 1994, all but $8,000 of the principal amount of debentures had been presented for conversion, resulting in the issuance of approximately 3,050,000 shares of common stock. The $8,000 was redeemed and the issue was retired.

11. Stockholders' Equity:

    (a)  Stock Option Plans

    Under stock option plans approved by the Company's shareholders, options may be granted to purchase shares of the Company's common stock exercisable at prices equal to the fair market value on the date of grant. The Incentive Stock Option Plan, which expired in September 1991, provided for options which become exercisable in two or three equal annual installments beginning one year from the date of grant and expire five years from the date of grant. During 1990, the Company's shareholders approved the Non-Qualified Stock Option Plan which provides for options which become exercisable in one or more installments and expire five years from the date of grant. In December 1993, the Board of Directors adopted the Outside Director Stock Option Plan which provides for options to non-employee directors, which become exercisable in three installments and expire ten years from the date of grant. In November 1994, the shareholders approved this plan and the 1994 Non-Qualified Stock Option Plan which provides for options which become exercisable in one or more installments and expire five years from the date of grant.

    Additional information with respect to the Company's stock option plans is as follows:


                                      Shares          Shares
                       Range of        Under         Available
                       Exercise     Outstanding     for Future
                        Prices        Options         Options
                       ---------    ------------     ---------

       Balance
       July 1,
        1992          $1.50-$7.73   1,395,000        *(80,000)
       Authorized          -             -            900,000
       Granted        $2.00-$2.25     213,000        (213,000)
       Canceled       $2.25-$7.73    (238,000)        238,000
       Termination
       of Plan             -             -           (468,000)
                      -----------    ----------      ----------



                                      Shares          Shares
                       Range of        Under         Available
                       Exercise     Outstanding     for Future
                        Prices        Options         Options
                      -----------   ------------    -----------

       Balance,
       June 30,
        1993          $1.50-$4.25   1,370,000         377,000
       Authorized          -             -            250,000
       Granted        $2.38-$4.70     440,000        (440,000)
       Canceled          $4.50        (60,000)         60,000
       Exercised      $2.25-$2.63     (25,000)            -
                      -----------   ----------       ----------
       Balance,
       June 30,
        1994          $1.50-$4.70   1,725,000         247,000
       Authorized          -             -          1,500,000
       Granted        $3.88-$4.18   1,160,000      (1,160,000)
       Canceled       $2.63-$3.88    (209,000)        100,000
       Exercised      $2.25-$3.63     (84,000)           -
                      -----------   ----------      ----------
       Balance,
       June 30,
        1995          $1.50-$4.70   2,592,000         687,000
                      ===========   =========       ==========


  * The number of shares under options granted as of July 1, 1992 included 395,000 shares at $2.25 which were granted in February 1992 subject to shareholder approval of a 900,000 share increase in the number of authorized shares under the Non-Qualified Stock Option Plan. The shareholders approved the increase in November 1992 and, accordingly, the 900,000 shares are included in the number of shares authorized during 1993.


    At June 30, 1995 options to purchase approximately 1,764,000 shares were exercisable at prices ranging from $1.50 to $4.70.

    (b)  Stock Warrants
    In March 1985, the Company issued 40,000 common stock purchase warrants each, to two officers of the Company, which expired on September 30, 1994.

    (c)  Shareholders' Rights Plan
    In August 1988, the Company's Board of Directors approved a Shareholders' Rights Plan which provided for a dividend distribution of one right for each share to holders of record of the Company's common shares on August 31, 1988. The rights will become exercisable only in the event a person or group accumulates 20 percent or more of the Company's common shares, or if any person or group announces an offer which would result in it owning 20 percent or more of the common shares. The rights will expire August 30, 1998. Each right will entitle the holder to buy one one-hundredth of a share of a new series of Series A Junior Participating Preferred Stock of the Company at the price of $25. In addition, upon the occurrence of a merger or other business combination, or the acquisition by a person or group ("Acquiring Person") of 25 percent or more of the common shares, holders of the rights, other than the Acquiring Person, will be entitled to purchase either common shares of the Company or common shares of the Acquiring Person at half their market value.

    The Company will be entitled to redeem the rights for $0.01 per right at any time until the tenth day following a public announcement of the acquisition of a 20 percent position in its common shares.

12. Income Taxes:

    The provision (benefit) for income taxes consists of the following:

                                          Year Ended June 30,
                                     1995          1994          1993

       Current:
         Federal                 $   307,000   $   229,000   $   704,000
         State and local             454,000       379,000       276,000
         U.S. Territory              102,000        36,000        74,000
                                  ----------    ----------   -----------
                                     863,000       644,000     1,054,000
                                  ----------    ----------   -----------
       Deferred:
         Federal                      43,000    (1,238,000)      (79,000)
         State and local             (54,000)     (275,000)       (4,000)
         U.S. Territory               (2,000)       63,000      (160,000)
                                 ------------  -----------   -----------
                                     (13,000)   (1,450,000)     (243,000)
                                 -----------   -----------   -----------
                                 $   850,000   $  (806,000)  $   811,000
                                 ===========   ===========   ===========


    The provision (benefit) for income taxes varies from the amount computed by applying the U.S. Federal income tax rate to income from continuing operations before income taxes as a result of the following:


                                          Year Ended June 30,
                                     1995          1994          1993
                                     ----          ----          ----

       Tax at statutory rate     $ 2,529,000   $ 1,715,000   $   866,000
       Utilization of net
        operating loss
        carryforwards             (1,702,000)   (1,105,000)     (429,000)
       Reassessment of valuation
        allowance                       -       (1,716,000)         -
       State, local and U.S.
        Territory income taxes       392,000       318,000       241,000
       Exemption of Puerto Rican
        subsidiary's earnings from
        U.S. Federal income
        taxes (Note 2)               (17,000)     (540,000)     (414,000)
       IRS settlement                   -             -          150,000
       Withholding tax on
        repatriation of
        Puerto Rican source
        earnings                      33,000       209,000       144,000
       Alternative minimum
        tax                           97,000       156,000        28,000
       Amortization of goodwill      104,000       104,000       104,000
       Officers' life insurance
        premiums and (proceeds)     (658,000)       46,000        48,000
       Other                          72,000         7,000        73,000
                                  ----------    ----------    ----------
                                  $  850,000    $ (806,000)   $  811,000
                                  ==========    ==========    ==========


    At June 30, 1995 and 1994 the deferred tax assets and liabilities consisted of:


                                                          June 30,
                                                  1995             1994
                                                  ----             ----


       Accounts receivable                   $    154,000    $    155,000
       Inventories                              2,239,000       1,878,000
       Accrued expenses                           169,000         432,000
       Less valuation allowance                (1,371,000)     (1,825,000)
                                             ------------    ------------
         Current assets                         1,191,000         640,000
       Tollgate taxes                            (724,000)           -
                                             ------------    ------------
         Net current assets                       467,000         640,000
                                             ------------    ------------
       Other long-term liabilities                358,000         683,000
       Unrealized capital loss                  1,598,000       3,204,000
       Tax loss carryforwards                   5,319,000       7,421,000
       Tax credit carryforwards                 1,530,000       1,730,000
       Capital loss carryforwards               2,768,000       1,291,000
       Less valuation allowance                (9,588,000)    (11,890,000)
                                             ------------    ------------
         Non-current assets                     1,985,000       2,439,000
                                             ------------    ------------
       Property, plant and equipment           (1,169,000)       (920,000)
       Patents                                   (215,000)       (237,000)
       Other                                      (12,000)        (30,000)
       Tollgate taxes                                -           (849,000)
                                             ------------    ------------
        Long-term liabilities                  (1,396,000)     (2,036,000)
                                             ------------    ------------
         Net non-current assets                   589,000         403,000
                                             ------------    ------------
           Total                             $  1,056,000    $  1,043,000
                                             ============    ============

    In accordance with SFAS No. 109, the Company records a valuation allowance against deferred tax assets if it is more likely than not that some or all of the deferred tax asset will not be realized. The valuation allowance decreased by $2,756,000 during fiscal 1995 primarily as a result of the utilization of net operating loss carryforwards. The income tax benefit for the year ended June 30, 1994 includes $1,716,000 related to a decrease in the valuation allowance against unrealized tax loss carryforwards, since it was considered more likely than not that such assets would be realized. At June 30, 1995, the Company had net operating loss carryforwards of approximately $14,000,000 for Federal income tax purposes which expire through 2006.

    For fiscal 1995 and prior years, the earnings of Aeroflex International, Inc. (the Company's Puerto Rican subsidiary) were substantially exempt from United States income taxes. These earnings currently were also partially exempt from Puerto Rican income taxes. As a result of the consolidation of the Company's Puerto Rican operations into its domestic facilities (Note 2) the Company will no longer have this partial exemption from income taxes.

    The Company is undergoing routine audits by various taxing authorities of several of its state and local income tax returns covering different periods from 1991 to 1993. Management believes that the probable outcome of these various audits should not materially affect the consolidated financial statements of the Company. The income tax provision for the year ended June 30, 1993 included a $150,000 charge in excess of previously recorded provisions for an agreed settlement of open U.S. Federal income tax for years 1986 through 1990.

    The Company made income tax payments of $1,004,000, $1,432,000 and $311,000 and received refunds of $16,000, $9,000 and $30,000 during the years ended June 30, 1995, 1994 and 1993, respectively.

13. Employment Contracts and Life Insurance Proceeds:

    In September 1991, the former Chairman of the Company retired for reasons of ill health. Pursuant to his employment contract, the Company was obligated for disability benefits through 1997. Upon his death in 1995, the Company is required to pay a portion of these benefits to his widow. The net present value of these amounts, totalling $146,000 and $643,000 as of June 30, 1995 and 1994, respectively, are included in other long-term liabilities and accrued expenses.

    During fiscal 1995, the Company received $2,000,000 of insurance proceeds on the death of the former Chairman.

    In July 1994, the Company entered into employment agreements with certain of its officers for the period July 1, 1994 through June 30, 1999 with annual remuneration ranging from $200,000 to $250,000, plus additional compensation based upon earnings of the Company. Future minimum payments under these contracts are $700,000 per year. In addition, these officers have the option to terminate their employment agreements upon change in the present control of the Company, as defined, and receive lump sum payments equal to three times annual compensation, as defined.

14. Employee Benefit Plans:

    The Company has established an Employee  Stock  Ownership Plan ("the Plan")
    which  covers substantially   all  employees  not  covered  by  collective
    bargaining agreements and who meet certain service requirements. The annual contribution to the Plan is determined by the Company's Board of Directors. For the plan years ended December 31, 1994, 1993 and 1992 the Board of Directors did not elect to make a contribution to the Plan. During 1995, the Company received a favorable determination letter from the Internal Revenue Service for the termination of the Plan and intends to complete the formal termination of the Plan prior to December 31, 1995.

    The Aeroflex Incorporated Employees' 401(k) Plan was established pursuant to
    Section 401(k) of the Internal Revenue Code ("the Retirement Plan"). All employees of the Company and certain subsidiaries who are not members of a collective bargaining agreement may participate in the Retirement Plan. Each participant has the option to contribute a portion of his or her compensation. For the 1995, 1994 and 1993 calendar years, the Board of Directors has elected to provide an employer contribution, which vests immediately, equal to 30%, 30% and 25%, respectively, of employee contributions subject to certain limitations. The Retirement Plan expense for the fiscal years ended June 30, 1995, 1994 and 1993 was $219,000, $160,000 and $55,000, respectively.

    Effective January 1, 1994, the Company established a Supplemental Executive Retirement Plan ("the SERP") which covers certain of its officers. The SERP expense for the fiscal year ended June 30, 1995 was $347,000. As of June 30, 1995, the Company has contributed $159,000 to a trust established to fund its SERP liability.

15. Commitments:

    a.  Operating Leases

    Several of the Company's operating facilities and certain machinery and equipment are leased under agreements expiring through 1999. The leases for machinery and equipment generally contain options to purchase at the then fair market value of the related leased assets.

    Future minimum payments under operating leases as of June 30, 1995 are as follows for the fiscal years:



          1996...............$   628,000    1999...............     58,000
          1997...............    424,000    2000...............      3,000
          1998...............    295,000    Thereafter.........       -
                                                               -----------
                                                               $ 1,408,000
                                                               ===========

    Rental expense was $837,000, $647,000 and $481,000 during the fiscal years 1995, 1994 and 1993, respectively.

    b.  Legal Matter

    A subsidiary of the Company whose operations were discontinued in 1991, is one of several defendants named in a personal injury action initiated in August, 1994, by a group of plaintiffs. The plaintiffs are seeking damages which cumulatively may exceed $500 million. The complaint alleges, among other things, that the plaintiffs suffered injuries from exposure to substances contained in products sold by the subsidiary to one of its customers. Considering its various defenses, together with its product liability insurance, in the opinion of management of the Company the outcome of the action against its subsidiary will not have a materially adverse effect on the Company's consolidated financial statements.

16. Business Segments:

    The Company's business segments of continuing operations and major products included in each segment, are as follows:

    Electronics:                   Isolator Products:
    a)Microelectronics             a)Commercial spring and rubber isolators(VMC)
      (Circuit Technology)         b)Industrial spring and rubber isolators
    b)Instrument products            (Korfund)
       (Comstron and Lintek)       c)Military wire-rope isolators
    c)Electro-optics                 (Aeroflex International)
      - Scanning devices
      - Stabilization and tracking
        devices
      - Magnetic motors

    The Company is a manufacturer of advanced technology systems and components primarily for government and defense contractors. Approximately 74%, 72% and 75% of the Company's sales for the fiscal years 1995, 1994 and 1993, respectively, were to agencies of the United States government or to prime defense contractors or subcontractors of the United States government.

                                                     Year Ended June 30,

                                              1995           1994           1993
                                              ----           ----           ----

     Net sales:
       Electronics                        $ 55,607,000   $ 51,585,000   $ 39,145,000
       Isolator Products                    15,506,000     14,017,000     12,886,000
                                          ------------   ------------   ------------
         Net sales                        $ 71,113,000   $ 65,602,000   $ 52,031,000
                                          ============   ============   ============

     Operating profit:
       Electronics                        $  8,103,000   $  6,315,000   $  4,070,000
       Isolator Products                     2,377,000      2,157,000      1,662,000
                                          ------------   ------------   ------------
                                            10,480,000      8,472,000      5,732,000
       Restructuring costs                  (1,669,000)*         -              -
       General corporate expenses           (2,661,000)    (2,252,000)    (1,716,000)
       Interest expense                     (1,464,000)    (1,440,000)    (1,828,000)
       Interest and other income             2,751,000        264,000        359,000
                                          ------------   ------------   ------------
         Income from continuing
          operations before income taxes  $  7,437,000   $  5,044,000   $  2,547,000
                                          ============   ============   ============

     Identifiable assets:
       Electronics                        $ 48,055,000   $ 45,068,000   $ 34,178,000
       Isolator Products                    10,159,000     11,244,000     12,062,000
       Corporate                            13,722,000     14,704,000     13,945,000
                                          ------------   ------------   ------------
         Total assets                     $ 71,936,000   $ 71,016,000   $ 60,185,000
                                          ============   ============   ============

     Capital expenditures:
       Electronics                        $  2,348,000   $  1,914,000   $  1,004,000
       Isolator Products                       554,000        289,000        984,000
       Corporate                                17,000          2,000          7,000
                                          ------------   ------------   ------------
         Total capital expenditures       $  2,919,000   $  2,205,000   $  1,995,000
                                          ============   ============   ============

     Depreciation and amortization
      expense:
       Electronics                        $  2,181,000   $  1,857,000   $  1,617,000
       Isolator Products                       717,000        840,000        937,000
       Corporate                               235,000        234,000        281,000
                                          ------------   ------------   ------------
         Total depreciation and
          amortization                    $  3,133,000   $  2,931,000   $  2,835,000
                                          ============   ============   ============

    * Approximately 35% and 65% of the restructuring charge is allocable to the electronics and isolator products segments, respectively.

                          Independent Auditors' Report

To the Board of Directors and Stockholders of Aeroflex Incorporated Plainview, New York

     We have audited the accompanying consolidated balance sheet of Aeroflex Incorporated and subsidiaries as of June 30, 1995 and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aeroflex Incorporated and subsidiaries as of June 30, 1995 and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ KPMG PEAT MARWICK LLP
August 11, 1995
Jericho, New York

                          Independent Auditors' Report


The Board of Directors and Stockholders
Aeroflex Incorporated:

     Under date of August 11, 1995, we reported on the consolidated balance sheet of Aeroflex Incorporated and subsidiaries as of June 30, 1995, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended, as contained in the fiscal 1995 annual report to stockholders. These consolidated financial statements and our report thereon are included in the annual report on Form 10-K for the year 1995. In connection with our audit of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in item 14(a)2. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audit.

     In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ KPMG PEAT MARWICK LLP
Jericho, New York
August 11, 1995

                          Independent Auditors' Report



To the Board of Directors and Stockholders of Aeroflex Incorporated
Plainview, New York

     We have audited the accompanying consolidated balance sheet of Aeroflex Incorporated (formerly ARX, Inc.) and subsidiaries as of June 30, 1994, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the two years in the period ended June 30, 1994. Our audits also included the financial statement schedule listed in the Index AT item
14(a)2. These   financial   statements   and  financial   statement   schedule
are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Aeroflex Incorporated and subsidiaries as of June 30, 1994, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 1994 in conformity with generally accepted accounting principles.

     Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/DELOITTE & TOUCHE LLP
Jericho, New York
August 12, 1994

ITEM NINE - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
            DISCLOSURE

      None.

                                 PART III

     The information required by Part III is incorporated by reference to the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in November 1995, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year ended June 30, 1995.

                                  PART IV

ITEM FOURTEEN - EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                 AND REPORTS ON FORM 8-K

  (a)  1.   Financial Statements

       See Item Eight

                                               Filed Herewith
                                               on Page Number (2)
                                               ------------------
       2.   Schedules
            II        Valuation and Qualifying Accounts            S-1

      Schedules other than those listed are omitted because they are not applicable or are not required.

  (b)  Reports on Form 8-K:

       None.

  (c)  Exhibits

     3.1 Certificate of Incorporation, as amended (Exhibit 3.1 of Annual Report on Form 10-K for the year ended June 30, 1987)

     3.2 By-Laws, as amended (Exhibit 3.2 of Annual Report on Form 10-K for the year ended June 30, 1987)

     4.1 Second Amended and Restated Loan and Security Agreement dated as of April 11, 1994 among the Registrant, certain of its subsidiaries, Chemical Bank and National Westminster Bank, USA, together with a first amendment thereto (Exhibit 4.1 of Annual Report on Form 10-K for the year ended June 30, 1994)

     4.2 Indenture Agreement between Registrant and American Stock Transfer & Trust Company dated as of June 23, 1994 (Exhibit 4.2 of Annual Report on Form 10-K for the year ended June 30, 1994)

     10.1 1989 Non-Qualified Stock Option Plan, as amended (Exhibit 10.8 of Annual Report on Form 10-K for the year ended June 30, 1990).

     10.2 1994 Non-Qualified Stock Option Plan (Exhibit 10.2 of Annual Report on Form 10-K for the year ended June 30, 1994)

     10.3 1994 Outside Directors Stock Option Plan (Exhibit 10.3 of Annual Report on Form 10-K for the year ended June 30, 1994)

     10.4 Asset Purchase Agreement dated as of January 14, 1994 between Aeroflex Laboratories Incorporated and Marconi Circuit Technology Corporation (Exhibit 2 of Report on Form 8-K dated January 14, 1994) .

  11   Computation of Earnings Per Common Share

  22   The following is a list of the Company's subsidiaries:

                                                 State of
           Name                                Incorporation
           ----                                --------------
       Aeroflex International Inc.                Delaware
       Aeroflex Laboratories Incorporated         Delaware
       Aeroflex Lintek Corp.                      Ohio
       Aeroflex Systems Corp.                     Delaware
       Vibration Mountings and Controls, Inc.     New York

  23.1 Consent of Deloitte & Touche LLP
  23.2 Consent of KPMG Peat Marwick LLP

  27   Financial Data Schedule

     The following undertakings are incorporated by reference into the Company's Registration Statements on Form S-8 (Registration Nos. 33-75496, 33-88868 and 33-88878).

(a)    The undersigned registrant hereby undertakes:

     (1) To file, during any period in which offers or sales are being made, a post-effective amendment to this registration statement:

          (i) To include any prospectus required by section 10(a)(3) of the Securities Act of 1933;

          (ii) To reflect in the prospectus any facts or events arising after the effective date of the registration statement (or the most recent post-effective amendment thereof) which, individually or in the aggregate, represent a fundamental change in the information set forth in the registration statement;

          (iii) To include any material information with respect to the plan or distribution not previously disclosed in the registration statement or any material change to such information in the registration statement;

     Provided, however, that paragraphs (a)(1)(i) and (a)(1)(ii) do not apply if the registration statement is on Form S-3 or Form S-8, and the information required to be included in a post-effective amendment by those paragraphs is contained in periodic reports filed by the registrant pursuant to Section 13 or
Section 15(d) of the Securities Exchange Act of 1934 that are incorporated by reference in the registration statement.

     (2) For the purpose of determining any liability under the Securities Act of 1933, each such post-effective amendment shall be deemed to be a new registration statement relating to the securities offered therein, and the offering of such securities at that time shall be deemed to be the initial bona fide offering thereof.

     (3) To remove from registration by means of a post-effective amendment any of the securities being registered which remain unsold at the termination of the offering.

          (b) The undersigned registrant hereby undertakes that, for purposes of determining any liability under the Securities Act of 1933, each filing of the registrant's annual report pursuant to Section 13(a) or
Section 15(d) of the Securities Exchange Act of 1934 (and, where applicable, each filing of an employee benefit plan's annual report pursuant to Section 15(d) of the Securities Exchange Act of 1934) that is incorporated by reference in the registration statement relating to the securities offered therein, and the offering of such securities at that time shall be deemed to be the initial bona fide offering thereof.

         (f) (1) The undersigned registrant hereby undertakes to deliver or cause to be delivered with the prospectus to each employee to whom the prospectus is sent or given a copy of the registrant's annual report to stockholders for its last fiscal year, unless such employee otherwise has received a copy of such report, in which case the registrant shall state in the prospectus that it will promptly furnish, without charge, a copy of such report on written request of the employee. If the last fiscal year of the registrant has ended within 120 days prior to the use of the prospectus, the annual report of the registrant for the preceding fiscal year may be so delivered, but within such 120 day period the annual report for the last fiscal year will be furnished to each such employee.

             (2) The undersigned registrant hereby undertakes to transmit or cause to be transmitted to all employees participating in the plan who do not otherwise receive such material as stockholders of the registrant, at the time and in the manner such material is sent to its stockholders, copies of all reports, proxy statements and other communications distributed to its stockholders generally.

            (3) Where interests in a plan are registered herewith, the undersigned registrant and plan hereby undertake to transmit or cause to be transmitted without charge, to any participant in the plan who makes a written request, a copy of the then latest annual report of the plan who makes a written request, a copy of the then latest annual report of the plan filed pursuant to Section 15(d) of the Securities Exchange Act of 1934
(Form 11-K). If such report is filed separately on Form 11-K, such form shall be delivered upon written request. If such report is filed as a part of the registrant's annual report on Form 10-K, that entire report (excluding exhibits) shall be delivered upon written request. If such report is filed as a part of the registrant's annual report to stockholders delivered pursuant to paragraph (1) or (2) of this undertaking, additional delivery shall not be required.

          (4) If the registrant is a foreign private issuer, eligible to use Form 20-F, then the registrant shall undertake to deliver or cause to be delivered with the prospectus to each employee to whom the prospectus is sent or given, a copy of the registrant's latest filing on Form 20-F in lieu of the annual report to stockholders.

             (i) Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling
persons of the  registrant  pursuant  to  the  foregoing  provisions,   or
otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 20th day of September 1995.

                                                  Aeroflex Incorporated

                                                  By:    /s/ Harvey R. Blau
                                                  Harvey R. Blau, Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on September 20, 1995 by the following persons in the capacities indicated:


/s/ Harvey R. Blau                        Chairman of the Board
-----------------------                   (Chief Executive Officer)
Harvey R. Blau

/s/ Michael Gorin                         President and Director
-----------------------                   (Chief Financial Officer)
Michael Gorin

/s/ Leonard Borow                         Executive Vice President, Secretary
-----------------------                   and Director (Chief Operating Officer)
Leonard Borow

/s/ Robert Bradley, Sr.                   Director
-----------------------
Robert Bradley, Sr.

/s/ Milton Brenner                        Director
-----------------------
Milton Brenner

/s/ Ernest E. Courchene, Jr.              Director
-----------------------
Ernest E. Courchene, Jr.

/s/ Jerome Fox                            Director
-----------------------
Jerome Fox

                                          Director
-----------------------
Donald S. Jones

/s/ Eugene Novikoff                       Director
-----------------------
Eugene Novikoff

/s/ John S. Patton                        Director
-----------------------
John S. Patton

                              AEROFLEX INCORPORATED
                                 AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



Column A             Column B          Column C        Column D    Column E
--------             --------          --------        --------    --------
                                        Additions
                                           Charged
                    Balance at Charged to  to other                Balance at
                    beginning  costs and   accounts    Deductions   end of
Description         of period  expenses    -describe   -describe    period
-----------         ---------  ---------   ---------   ----------  -----------

YEAR ENDED
  JUNE 30, 1995:

Allowance for
 doubtful
 accounts          $  434,000 $   10,000  $     -     $    7,000(A)$  437,000
                   ========== ==========  =========   ==========   ==========
Reserve for
 inventory
 obsolescence      $3,478,000 $  968,000  $     -     $   66,000(B)$4,380,000
                   ========== ==========  =========   ==========   ==========


YEAR ENDED
  JUNE 30, 1994:

Allowance for
 doubtful
 accounts         $  283,000  $  173,000  $     -     $   22,000(A)$  434,000
                  ==========  ==========  ==========  ==========   ==========
Reserve for
 inventory
 obsolescence     $2,467,000  $1,069,000  $     -     $   58,000(B)$3,478,000
                  ==========  ==========  ==========  ==========   ==========


YEAR ENDED JUNE 30, 1993:

Allowance for
  doubtful
  accounts       $  312,000  $   79,000   $     -     $   108,000(A)$  283,000
                 ==========  ==========   ==========  ===========   ==========

Reserve for
  inventory
  obsolescence   $2,023,000  $  703,000   $    -      $   259,000(B)$2,467,000
                 ==========  ==========   ==========  ===========   ==========




Note:  (A) - Net write-offs of uncollectible amounts.
       (B) - Write-off of inventory.

Quarterly Financial Data (Unaudited):
(In thousands except per share data and footnotes)


                                            Quarter                    Year Ended
1995                          First    Second    Third     Fourth       June 30
----                          -----    ------    -----     -------     ----------

Net Sales                   $14,027   $15,821   $19,750   $21,515      $71,113
Gross Profit                  4,385     5,052     6,762     7,372       23,571
Income From
  Continuing Operations     $   715   $ 3,084(1)$   683(2)$ 2,105(2)   $ 6,587(1)(2)
Income From Discontinued
  Operations                   -         -         -          462          462
                            -------   -------   -------   -------      -------
Net Income                  $   715   $ 3,084   $   683   $ 2,567      $ 7,049
                            =======   =======   =======   =======      =======
Income Per Share:
  Primary:
    Continuing Operations    $ .06     $ .25(1) $ .06(2)  $ .17(2)     $ .53(1)(2)
    Discontinued Operations     -         -         -       .04          .04
                             -----     -----    -----     -----        -----
    Net Income               $ .06     $ .25    $ .06     $ .21        $ .57
                             =====     =====    =====     =====        =====
  Fully Diluted:
    Continuing Operations    $ .06     $ .23(1) $ .06(2)  $ .16(2)     $ .52(1)(2)
    Discontinued Operations     -         -         -       .03          .03
                            ------     -----    -----     -----        -----
   Net Income                $ .06     $ .23    $ .06     $ .19        $ .55
                            ======     =====    =====     =====        =====


(1) Includes $2,000,000 ($.14 per share fully diluted and $.16 primary) for the quarter ended December 31, 1994 and year ended June 30, 1995 of insurance proceeds received on the death of the former chairman.

(2) Includes a $1,494,000 net of tax restructuring charge ($.10 per share fully diluted and $.12 primary) for the year ended June 30, 1995 for the consolidation of the Company's Puerto Rican operation into its domestic facilities. The net of tax charge was $1,035,000 ($.07 per share fully diluted and $.08 primary) and $459,000 ($.03 per share fully diluted and $.04 primary) for the quarters ended March 31, 1995 and June 30, 1995, respectively.



                                            Quarter                    Year Ended
1994                          First    Second    Third     Fourth       June 30
----                          -----    ------    -----     ------      ----------

Net Sales                   $11,701   $13,371   $19,187   $21,343      $65,602
Gross Profit                  3,709     4,125     5,534     7,066       20,434
Income From
  Continuing Operations     $   352   $   749   $ 1,171   $ 3,578 (3)  $ 5,850 (3)
Income (Loss) From
  Discontinued Operations     2,273    (2,086)     -         -             187
                            -------   -------   -------   -------      -------
Net Income (Loss)           $ 2,625   $(1,337)  $ 1,171   $ 3,578      $ 6,037
                            =======   =======   =======   =======      =======
Income (Loss) Per Share:
  Primary:
    Continuing Operations    $ .04     $ .08     $ .11     $ .29 (3)    $ .55 (3)
    Discontinued Operations    .25      (.22)       -         -           .02
                             -----     -----     -----     -----        -----
    Net Income (Loss)        $ .29     $(.14)    $ .11     $ .29        $ .57
                             =====     =====     =====     =====        =====
  Fully Diluted:
    Continuing Operations    $ .04     $ .07     $ .10     $ .29 (3)    $ .50 (3)
    Discontinued Operations    .19      (.17)       -         -           .01
                             -----     -----     -----     -----        -----
    Net Income (Loss)        $ .23     $(.10)    $ .10     $ .29        $ .51
                             =====     =====     =====     =====        =====


(3) Includes income tax benefit of $1,716,000, or $.14 per share ($.16 per share primary for the year), relating to the recognition of a portion of the Company's unrealized net operating loss carryforward in accordance with Statement of Financial Accounting Standards No. 109.


Since per share information is computed independently for each quarter and the full year, based on the respective average number of common and common equivalent shares outstanding, the sum of the quarterly per share amounts does not necessarily equal the per share amounts for each year.