Form 10-Q
period 1995-08-30
AEROFLEX INC
filed 1995-11-14
CIK 2601

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549




                            FORM 10-Q



       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1995
Commission File Number 1-8037




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

       November 8, 1995   11,882,542 (excluding 75,772 shares held in treasury)
--------------------------------------------------------------------------------
          (Date)                             (Number of Shares)

                      AEROFLEX INCORPORATED

                         AND SUBSIDIARIES


                              INDEX

                                                           PAGE
                                                           ----
PART I:  FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS
 September 30, 1995 and June 30, 1995                       3-4

CONSOLIDATED STATEMENTS OF EARNINGS
 Three Months Ended September 30, 1995 and 1994             5

CONSOLIDATED STATEMENTS OF CASH FLOWS
 Three Months Ended September 30, 1995 and 1994             6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  7-8

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS
    Three Months Ended September 30, 1995 and 1994          9-10

PART II:  OTHER INFORMATION

ITEM 1 Legal Proceedings                                    11

ITEM 4 Submission of Matters to a Vote of Security Holders  11

ITEM 6 Exhibits and Reports on Form 8-K                     11

SIGNATURES                                                  12


                           AEROFLEX INCORPORATED
                             AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS


                                           September 30,       June 30,
                                                1995             1995
                                           --------------    --------------

ASSETS
------

Current assets:
 Cash and cash equivalents                   $ 11,604,000     $ 11,330,000
 Current portion of invested cash                 635,000          635,000
 Accounts receivable less allowance for
   doubtful accounts of $473,000 and $437,000  15,958,000       18,898,000
 Inventories (Note 6)                          13,471,000       12,330,000
 Deferred income taxes                            630,000          467,000
 Prepaid expenses and other current assets      1,065,000          605,000
                                              -----------      -----------
                                               43,363,000       44,265,000

Invested cash                                     658,000          677,000
Property, plant and equipment, at cost, net    13,502,000       13,859,000
Costs in excess of fair value of net assets
  of businesses acquired, net                  10,221,000       10,297,000
Deferred income taxes                             589,000          589,000
Other assets                                    2,293,000        2,249,000
                                             ------------     ------------
                                             $ 70,626,000     $ 71,936,000
                                             ============     ============


              See notes to consolidated financial statements

                           AEROFLEX INCORPORATED
                             AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS
                                (continued)



                                             September 30,     June 30,
                                                  1995           1995
                                             -------------     ---------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt           $ 1,042,000     $  1,936,000
  Accounts payable                              3,074,000        3,343,000
  Accrued expenses and other current
    liabilities                                 5,724,000        6,916,000
  Income taxes payable                            737,000          537,000
                                              -----------      -----------
    Total Current Liabilities                  10,577,000       12,732,000
                                              -----------      -----------
Long-term debt (Note 4)                         1,754,000        1,851,000
                                              -----------      -----------
Other long-term liabilities                     1,009,000        1,009,000
                                              -----------      -----------
7-1/2% Senior Subordinated Convertible
  Debentures (Note 5)                          10,000,000       10,000,000
                                              -----------      -----------

Stockholders' equity:
 Preferred stock, par value $.10 per share;
      authorized 1,000,000 shares:
   Series A Junior Participating Preferred
   Stock, par value $.10 per share,
   authorized 150,000 shares                         -               -
 Common stock, par value $.10 per share;
  authorized 25,000,000 shares; issued
  11,958,000 and 11,818,000 shares              1,196,000         1,182,000
 Additional paid-in capital                    56,406,000        56,101,000
 Accumulated deficit                           (9,977,000)      (10,584,000)
                                              -----------       -----------
                                               47,625,000        46,699,000
                                              -----------       -----------


Less:  Treasury stock, at cost (84,000 and
  92,000 shares)                                  339,000           355,000
                                              -----------       -----------

                                               47,286,000        46,344,000
                                             ------------      ------------
                                             $ 70,626,000      $ 71,936,000
                                             ============      ============

              See notes to consolidated financial statements

                           AEROFLEX INCORPORATED
                             AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF EARNINGS


                                              Three Months Ended
                                                 September 30,
                                             --------------------

                                             1995               1994
                                             ----               ----


Net Sales                                 $ 13,149,000       $ 14,027,000
Cost of Sales                                9,080,000          9,642,000
                                          ------------       ------------
  Gross Profit                               4,069,000          4,385,000
Selling, General and Administrative Costs    3,178,000          3,321,000
                                          ------------       ------------
  Operating Income                             891,000          1,064,000
                                          ------------       ------------

Other Expense (Income)
  Interest expense                             303,000            387,000
  Interest and other income                   (170,000)          (163,000)
                                          ------------       ------------
  Total Other Expense (Income)                 133,000            224,000
                                          ------------       ------------
Income Before Income Taxes                     758,000            840,000
Provision for Income Taxes (Note 7)            151,000            125,000
                                          ------------       ------------
Net Income                                $    607,000       $    715,000
                                          ============       ============
Net Income per Common Share                  $ .05              $ .06
                                             =====              =====
Weighted Average Number of Common
 Shares Outstanding                         12,714,000         12,353,000
                                            ==========         ==========


              See notes to consolidated financial statements

                           AEROFLEX INCORPORATED
                             AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                  Three Months Ended
                                                     September 30,
                                                  --------------------
                                                   1995           1994
                                                   ----           ----


CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                     $   607,000      $  715,000
 Adjustments to reconcile net income to net
  cash provided by (used in) operating
  activities:
   Depreciation and amortization                    787,000         770,000
   Deferred income taxes                           (163,000)         10,000
   Other                                             36,000           8,000
 Change in operating assets and liabilities:
   Decrease (increase) in accounts receivable     2,904,000       3,858,000
   Decrease (increase) in inventories            (1,140,000)       (523,000)
   Decrease (increase) in prepaid expenses and
    other assets                                   (653,000)       (305,000)
   Increase (decrease) in accounts payable, accrued
    expenses and other long-term liabilities     (1,525,000)     (1,841,000)
   Increase (decrease) in income taxes payable      199,000        (362,000)
                                                 ----------      ----------
NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                             1,052,000       2,330,000
                                                 ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net cash provided by (used in)
   discontinued operations                           80,000         583,000
  Proceeds from sale of property, plant
    and equipment                                   100,000         157,000
  Capital expenditures                             (322,000)       (906,000)
  Other                                              19,000          14,000
                                                 ----------      ----------
NET CASH PROVIDED BY (USED IN)
 INVESTING ACTIVITIES                              (123,000)       (152,000)
                                                 ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net debt repayments                              (990,000)       (284,000)

  Proceeds from the exercise of stock options       335,000           -
                                                 ----------      ----------
NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                              (655,000)       (284,000)
                                                 ----------      ----------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                              274,000       1,894,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD 11,330,000       8,238,000
                                                -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $11,604,000     $10,132,000
                                                ===========     ===========


              See notes to consolidated financial statements

                           AEROFLEX INCORPORATED
                             AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 1.  Basis of Presentation
     ---------------------
     The consolidated balance sheet of Aeroflex Incorporated and Subsidiaries ("the Company") as of September 30, 1995 and the related consolidated statements of earnings for the three months ended September 30, 1995 and 1994 and the statements of cash flows for the three months ended September 30, 1995 and 1994 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1995 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1995 annual report to shareholders. There have been no changes of significant accounting policies since June 30, 1995.

     Certain reclassifications have been made to previously reported financial statements to conform to current classifications.

     Results of operations for the three month periods are not necessarily indicative of results of operations for the corresponding years.

 2.  Restructuring Charge
     --------------------
     In March 1995, the Company adopted a plan to consolidate its Puerto Rican manufacturing operations into its existing facilities in New York and New Jersey. The Company has ceased manufacturing operations in Puerto Rico. In connection with this restructuring, the Company recorded a charge to earnings totalling $1,669,000 in the third and fourth quarters of fiscal 1995, representing costs for abandonment of leasehold improvements, severance costs for approximately 100 employees, lease termination costs, write-down of excess equipment and other related costs. This amount included non-cash costs of approximately $597,000.

 3.  Acquisition of Business
     -----------------------
     In January 1995, the Company acquired substantially all of the net operating assets of Lintek, Inc. ("Lintek") for $537,000 plus contingent consideration based on the next five years' earnings to a maximum of an additional $675,000. Any contingent consideration paid will be recorded as cost in excess of fair value of net assets acquired. Lintek designs, develops and manufactures radar cross section and antenna pattern measurement systems for commercial and military applications, as well as surface penetrating radars. The acquired Company's net sales were approximately $2,600,000 for the year ended December 31, 1994. On a pro forma basis, had the Lintek acquisition taken place as of the beginning of the periods presented, results of operations for those periods would not have been materially affected.

     The acquisition has been accounted for as a purchase and, accordingly, the acquired assets and liabilities assumed have been recorded at their estimated fair values at the date of acquisition. The operating results of the acquired company are included in the consolidated statements of earnings from the acquisition date.

 4.  Revolving Credit Agreements
     ---------------------------
     As of April 11, 1994 the Company replaced a previous agreement with a revised revolving credit and term loan agreement with two banks which is secured by accounts receivable, inventory and the Company's stockholdings in certain of its subsidiaries. The agreement provides for a revolving credit line of $16,000,000 and a term loan of $4,000,000, which was repaid during the third quarter of fiscal 1995. The interest rate on borrowings under this agreement is at various rates depending upon certain financial ratios, with the present rate substantially equivalent to the prime rate (8.75% at September 30, 1995). The terms of the agreement require compliance with certain covenants including minimum consolidated working capital and tangible net worth, maintenance of certain financial ratios, limitations on capital expenditures and lease commitments, and prohibition of the payment of cash dividends.

 5.  Senior Subordinated Convertible Debentures
     ------------------------------------------
     During June 1994, the Company completed a sale of $10,000,000 principal amount of 7-1/2% Senior Subordinated Convertible Debentures to non-U.S. persons. The debentures are due June 15, 2004 and are convertible into the Company's common stock at a price of $5-5/8 per share. The net proceeds from the offering were used initially to retire certain bank indebtedness and for general working capital with excess proceeds placed in temporary short term bank related investments.

 6.  Inventories
     -----------
     Inventories consist of the following:

                                    September 30,         June 30,
                                        1995                1995
                                    -------------       ------------

         Raw Materials              $ 4,444,000         $ 5,509,000
         Work in Process              5,606,000           3,398,000
         Finished Goods               3,421,000           3,423,000
                                    -----------         -----------
                                    $13,471,000         $12,330,000
                                    ===========         ===========

 7. Income Taxes
    ------------
    At June 30, 1995 the Company had net operating loss carryforwards of approximately $14,000,000 for Federal income tax purposes which expire through 2006. The income tax provisions for the three months ended September 30, 1995 and 1994 include benefits relating to the recognition of unrealized and realized net operating loss carryforwards.

    The Company is undergoing routine audits by various taxing authorities of several of its state and local income tax returns covering different periods from 1991 to 1993. Management believes that the probable outcome of these various audits should not materially affect the consolidated financial statements of the Company.

 8. Contingencies
    -------------
    A subsidiary of the Company whose operations were discontinued in 1991, is one of several defendants named in a personal injury action initiated in August, 1994, by a group of plaintiffs. The plaintiffs are seeking damages which cumulatively may exceed $500 million. The complaint alleges, among other things, that the plaintiffs suffered injuries from exposure to substances contained in products sold by the subsidiary to one of its customers. Considering its various defenses, together with its product liability insurance, in the opinion of management of the Company, the outcome of the action against its subsidiary is not expected to have a
    materially   adverse   effect  on  the  Company's   consolidated   financial
    statements.

                           AEROFLEX INCORPORATED
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------
Quarter Ended  September  30, 1995 Compared to Quarter Ended  September 30, 1994
--------------------------------------------------------------------------------
Net sales decreased to $13,149,000 for the quarter ended September 30, 1995 from $14,027,000 for the quarter ended September 30, 1994. Net income decreased to $607,000 for the quarter ended September 30, 1995 from $715,000 for the comparable period in the prior year.

Net sales in the electronics segment decreased to $9,844,000 for the quarter ended September 30, 1995 from $10,639,000 for the quarter ended September 30, 1994 primarily as a result of lower sales volume of microelectronics and scanning devices offset, in part, by increased volume of frequency synthesizers. Operating profits decreased by $231,000 as a result of the lower sales volume.

Net sales in the isolator products segment decreased to $3,305,000 for the quarter ended September 30, 1995 from $3,388,000 for the quarter ended September 30, 1994. The decrease reflects reduced sales volume of military and industrial isolators partially offset by increased sales volume of commercial isolators. Operating profits increased by $23,000 primarily due to reduced selling, general and administrative costs as a result of the consolidation of certain operations of the Puerto Rican facility into the Company's other facilities.

Cost of sales as a percentage of sales increased to 69.1% from 68.7% between the two periods primarily as a result of inefficiencies in the final production runs of military isolators in the Company's Puerto Rican facility. Selling general and administrative costs decreased to $3,178,000 from $3,321,000 primarily as a result of cost savings from the consolidation of certain operations of the Company's Puerto Rican facility into the Company's other facilities.

Interest expense decreased to $303,000 from $387,000 due to decreased levels of borrowings partially offset by increased interest rates. Interest and other income increased to $170,000 from $163,000.

The income tax provisions for the quarters ended September 30, 1995 and 1994 differed from the amounts computed by applying the U.S. Federal income tax rate to income before income taxes primarily as a result of the tax benefits of loss carryforwards (both unrealized and realized).

Liquidity and Capital Resources
-------------------------------
The Company's working capital at September 30, 1995 was $32,786,000 as compared to $31,533,000 at June 30, 1995. The current ratio increased to 4.1 to 1 from
3.5 to 1 at June 30, 1995. The increase was due primarily to the repayment of $900,000 of debt related to the Company's Puerto Rican operation.

Cash provided by operating activities of $1,052,000 for the three months ended September 30, 1995 was due to the consolidated profitability of the Company and the collection of receivables which were partially offset by reductions in accrued expenses and an increase in inventories. Cash used by investing activities of $123,000 was comprised primarily of capital expenditures partially offset by net cash provided by discontinued operations and proceeds from the sale of property, plant and equipment. The net cash provided by operating and investing activities for the three month period was used to reduce debt by $990,000. Management believes that the revolving credit and term loan facility, coupled with cash to be provided by future operations, will be sufficient for its presently anticipated working capital requirements, capital expenditure needs, restructuring costs and the servicing of its debt.

In March 1995, the Company adopted a plan to consolidate its Puerto Rican manufacturing operations into its existing facilities in New York and New
Jersey. The Company has ceased manufacturing operations in Puerto Rico. In connection with this restructuring, the Company recorded a charge to earnings totalling $1,669,000 in the third and fourth quarters of fiscal 1995, representing costs for abandonment of leasehold improvements, severance costs for approximately 100 employees, lease termination costs, write-down of excess equipment and other related costs. This amount included non-cash costs of approximately $597,000.

As of April 11, 1994, the Company entered into a revised revolving credit and term loan agreement with two banks which is secured by accounts receivable, inventory, the Company's stockholdings in certain of its subsidiaries and the Company's principal operating facility. The agreement provides for a revolving credit line of $16,000,000 and a term loan of $4,000,000 which was repaid during the third quarter of fiscal 1995. As of September 30, 1995, there were no borrowings under this agreement. See Note 4 to the Consolidated Financial Statements.

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

A subsidiary of the Company whose operations were discontinued in 1991, is one of several defendants named in a personal injury action initiated in August, 1994, by a group of plaintiffs. The plaintiffs are seeking damages which cumulatively may exceed $500 million. The complaint alleges, among other things, that the plaintiffs suffered injuries from exposure to substances contained in products sold by the subsidiary to one of its customers. Considering its various defenses, together with its product liability insurance, in the opinion of management of the Company, the outcome of the action against its subsidiary is not expected to have a materially adverse effect on the Company's consolidated financial statements.

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

The Company's backlog of orders at September 30, 1995 and 1994 was $40,900,000 and $40,000,000, respectively.

At June 30, 1995 the Company had net operating loss carryforwards of approximately $14,000,000 for Federal income tax purposes. The Company is undergoing routine audits by various taxing authorities of several of its state and local income tax returns covering different periods from 1991 to 1993. Management believes that the probable outcome of these various audits should not materially affect the consolidated financial statements of the Company.

                           AEROFLEX INCORPORATED
                             AND SUBSIDIARIES
                        PART II - OTHER INFORMATION


Item 1. Legal Proceedings

      Old Corp. (formerly Filtron Co., Inc.) a subsidiary of the Company whose operations were discontinued in October 1991, was one of several defendants named in a personal injury action instituted recently by several plaintiffs in the Supreme Court of the State of New York, County of Kings. According to the allegations of the Amended Verified Complaint, the plaintiffs, who are current or former employees of a company to whom Old Corp. sold RFI filters/capacitors, and their wives, are seeking to recover, respectively, directly and derivatively, on diverse theories of negligence, strict liability and breach of warranty, for injuries allegedly suffered from exposure to a liquid substance or material which Old Corp. incorporated for a period of time in the RFI filters/capacitors which it manufactured. The plaintiffs are seeking damages which cumulatively may exceed $500 million. Considering its various defenses, together with its product liability insurance, in the opinion of management of the Company, the outcome of the action against its subsidiary is not expected to have a materially adverse effect on the Company's consolidated financial statements.

Item 2. Changes in Securities

      None

Item 3. Defaults upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

      A. The Registrant held its Annual Meeting of Stockholders on November 8, 1995.

      B. Three directors were elected at the Annual Meeting to serve until the Annual Meeting of Stockholders in 1998. The name of these Directors and votes cast in favor of their election and shares withheld are as follows:

         Name                  Votes For       Votes Withheld
         ----                  ---------       --------------
     Leonard Borow            10,098,351          98,022
     Milton Brenner           10,098,166          98,207
     Eugene Novikoff          10,098,351          98,022

Item 5.  Other Information

      None

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits:

           None

      (b)  Reports on Form 8-K

           None




                           AEROFLEX INCORPORATED
                             AND SUBSIDIARIES


                                SIGNATURES
                                ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        AEROFLEX INCORPORATED
                                             (REGISTRANT)

                                           /s/ Michael Gorin
November 8, 1995                   By:----------------------------
                                               Michael Gorin
                                   President and Chief Financial Officer