Form 10QSB
period 1995-12-31
AEROFLEX INC
filed 1996-02-13
CIK 2601

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549




                            FORM 10-Q



       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended                      December 31, 1995
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

  February 7, 1996        11,884,319 (excluding 75,772 shares held in treasury)
____________________      _____________________________________________________
      (Date)                             (Number of Shares)

 NOTE:  THIS IS PAGE 1 OF A DOCUMENT CONSISTING OF   14   PAGES.

                      AEROFLEX INCORPORATED
                         AND SUBSIDIARIES


                              INDEX

                                                             PAGE
                                                             ----
PART I:  FINANCIAL INFORMATION
------   ---------------------

CONSOLIDATED BALANCE SHEETS
 December 31, 1995 and June 30, 1995                          3-4

CONSOLIDATED STATEMENTS OF EARNINGS
 Six Months Ended December 31, 1995 and 1994                    5

CONSOLIDATED STATEMENTS OF EARNINGS
 Three Months Ended December 31, 1995 and 1994                  6

CONSOLIDATED STATEMENTS OF CASH FLOWS
 Six Months Ended December 31, 1995 and 1994                    7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     8-9

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS
    Six and Three Months Ended December 31, 1995 and 1994    10-12


PART II:  OTHER INFORMATION
-------   -----------------

ITEM 1 Legal Proceedings                                        13

ITEM 6 Exhibits and Reports on Form 8-K                         13

SIGNATURES                                                      14


                           AEROFLEX INCORPORATED
                             AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS



                                           December 31,        June 30,
                                               1995              1995
                                           -------------     -----------


ASSETS

Current assets:
 Cash and cash equivalents                   $  9,576,000        $ 11,330,000
 Current portion of invested cash                    -                635,000
 Accounts receivable less allowance for
   doubtful accounts of $519,000 and $437,000  17,090,000          18,898,000
 Inventories (Note 5)                          15,878,000          12,330,000
 Deferred income taxes                            630,000             467,000
 Prepaid expenses and other current assets      1,209,000             605,000
                                             ------------        ------------
   Total Current Assets                        44,383,000          44,265,000

Invested cash                                     658,000             677,000
Property, plant and equipment, at cost, net    12,518,000          13,859,000
Costs in excess of fair value of net assets
  of businesses acquired, net                  10,208,000          10,297,000
Deferred income taxes                             589,000             589,000
Other assets                                    2,220,000           2,249,000
                                             ------------        ------------
                                             $ 70,576,000        $ 71,936,000
                                             ============        ============

              See notes to consolidated financial statements

                           AEROFLEX INCORPORATED
                             AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS
                                (continued)


                                              December 31,     June 30,
                                                  1995            1995
                                              ------------     ---------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt           $    412,000   $  1,936,000
  Accounts payable                               3,900,000      3,343,000
  Accrued expenses and other current liabilities 4,448,000      6,916,000
  Income taxes payable                             901,000        537,000
                                              ------------   ------------
    Total Current Liabilities                    9,661,000     12,732,000
                                              ------------   ------------
Long-term debt (Note 3)                          1,651,000      1,851,000
                                              ------------   ------------
Other long-term liabilities                        956,000      1,009,000
                                              ------------   ------------
7-1/2% Senior Subordinated Convertible
  Debentures (Note 4)                            9,990,000     10,000,000
                                              ------------   ------------

Stockholders' equity:
 Preferred stock, par value $.10 per share;
   authorized 1,000,000 shares:
   Series A Junior Participating Preferred
   Stock, par value $.10 per share,
   authorized 150,000 shares                              -            -
 Common stock, par value $.10 per share;
  authorized 25,000,000 shares; issued
  11,960,000 and 11,818,000 shares               1,196,000       1,182,000
 Additional paid-in capital                     56,408,000      56,101,000
 Accumulated deficit                            (8,979,000)    (10,584,000)
                                              ------------    ------------
                                                48,625,000      46,699,000

Less:  Treasury stock, at cost (76,000 and
  92,000 shares)                                   307,000         355,000
                                              ------------    ------------

                                                48,318,000      46,344,000
                                              ------------    ------------
                                              $ 70,576,000    $ 71,936,000
                                              ============    ============

                    See notes to consolidated financial statements

                           AEROFLEX INCORPORATED
                             AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF EARNINGS

                                               Six Months Ended
                                                 December 31,
                                               -----------------
                                             1995               1994
                                             ----               ----

Net Sales                                 $ 28,344,000       $ 29,848,000
Cost of Sales                               19,715,000         20,411,000
                                          ------------       ------------
  Gross Profit                               8,629,000          9,437,000
Selling, General and Administrative Costs    6,341,000          6,858,000
                                          ------------       ------------
  Operating Income                           2,288,000          2,579,000
                                          ------------       ------------
Other Expense (Income)
  Life insurance proceeds                         -            (2,000,000)
  Interest expense                             616,000            784,000
  Interest and other income                   (333,000)          (324,000)
                                          ------------       ------------
  Total Other Expense (Income)                 283,000         (1,540,000)
                                          ------------       ------------
Income Before Income Taxes                   2,005,000          4,119,000
Provision for Income Taxes (Note 6)            400,000            320,000
                                          ------------       ------------
Net Income                                $  1,605,000       $  3,799,000
                                          ============       ============
Net Income per Common Share
 Primary                                     $ .13             $ .31
                                             =====             =====
 Fully Diluted                               $ .13             $ .30
                                             =====             =====

Weighted Average Number of Common
 Shares Outstanding

  Primary                                   12,671,000        12,339,000
                                          ============      ============
  Fully Diluted                             14,459,000        14,135,000
                                          ============      ============

              See notes to consolidated financial statements

                           AEROFLEX INCORPORATED
                             AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF EARNINGS


                                              Three Months Ended
                                                 December 31,

                                             1995               1994
                                             ----               ----

Net Sales                                 $ 15,195,000       $ 15,821,000
Cost of Sales                               10,635,000         10,769,000
                                          ------------       ------------
  Gross Profit                               4,560,000          5,052,000
Selling, General and Administrative Costs    3,163,000          3,537,000
                                          ------------       ------------
  Operating Income                           1,397,000          1,515,000
                                          ------------       ------------

Other Expense (Income)
  Life insurance proceeds                         -            (2,000,000)
  Interest expense                             313,000            397,000
  Interest and other income                   (163,000)          (161,000)
                                          ------------       ------------
  Total Other Expense (Income)                 150,000         (1,764,000)
                                          ------------       ------------
Income Before Income Taxes                   1,247,000          3,279,000
Provision for Income Taxes (Note 6)            249,000            195,000
                                          ------------       ------------

Net Income                                $    998,000       $  3,084,000
                                          ============       ============

Net Income per Common Share:
 Primary                                     $ .08             $ .25
                                             =====             =====
 Fully Diluted                               $ .08             $ .23
                                             =====             =====

Weighted Average Number of Common
 Shares Outstanding

  Primary                                  12,626,000         12,325,000
                                         ============       ============
  Fully Diluted                            14,402,000         14,103,000
                                         ============       ============



              See notes to consolidated financial statements

                           AEROFLEX INCORPORATED
                             AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Six Months Ended
                                                      December 31,
                                                   -----------------

                                                   1995           1994
                                                   ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                    $  1,605,000   $  3,799,000
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                  1,547,000      1,561,000
   Deferred income taxes                           (163,000)        35,000
   Other                                             89,000         36,000
 Change in operating assets and liabilities:
   Decrease (increase) in accounts receivable     1,713,000      3,841,000
   Decrease (increase) in inventories            (3,548,000)      (668,000)
   Decrease (increase) in prepaid expenses and
    other assets                                   (803,000)      (595,000)
   Increase (decrease) in accounts payable, accrued
    expenses and other long-term liabilities     (1,610,000)    (2,771,000)
   Increase (decrease) in income taxes payable      364,000       (374,000)
                                               ------------   ------------

NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                              (806,000)     4,864,000
                                               ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net cash provided by (used in)
   discontinued operations                           94,000       501,000
  Proceeds from sale of property, plant
    and equipment                                   313,000       450,000
  Decrease (increase) in invested cash              653,000       174,000
  Capital expenditures                             (643,000)   (1,671,000)
                                               ------------  ------------



NET CASH PROVIDED BY (USED IN)
 INVESTING ACTIVITIES                               417,000      (546,000)
                                               ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under debt agreements                     -          292,000
  Net debt repayments                            (1,725,000)     (587,000)
  Proceeds from the exercise of stock options       360,000         -
                                               ------------  ------------

NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                            (1,365,000)     (295,000)
                                               ------------  ------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                           (1,754,000)     4,023,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                         11,330,000      8,238,000
                                               ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIO D    $  9,576,000   $ 12,261,000
                                               ============   ============

              See notes to consolidated financial statements

                           AEROFLEX INCORPORATED
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 1.  Basis of Presentation
     ---------------------
     The consolidated balance sheet of Aeroflex Incorporated and Subsidiaries ("the Company") as of December 31, 1995 and the related consolidated statements of earnings for the six and three months ended December 31, 1995 and 1994 and the statements of cash flows for the six months ended December 31, 1995 and 1994 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1995 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1995 annual report to shareholders. There have been no changes of significant accounting policies since June 30, 1995.

     Certain reclassifications have been made to previously reported financial statements to conform to current classifications.

     Results of operations for the six and three month periods are not necessarily indicative of results of operations for the corresponding years.

 2.  Acquisition of Business
     -----------------------
     In January 1995, the Company acquired substantially all of the net operating assets of Lintek, Inc. ("Lintek") for $537,000 plus contingent consideration based on the next five years' earnings to a maximum of an additional $675,000. As of December 31, 1995, an additional $63,000 of consideration was earned. Such amount was recorded as cost in excess of fair value of net assets acquired as will any further contingent consideration paid. Lintek designs, develops and manufactures radar cross section and antenna pattern measurement systems for commercial and military applications, as well as surface penetrating radars. The acquired Company's net sales were approximately $2,600,000 for the year ended December 31, 1994. On a pro forma basis, had the Lintek acquisition taken place as of the beginning of the periods presented, results of operations for those periods would not have been materially affected.

     The acquisition has been accounted for as a purchase and, accordingly, the acquired assets and liabilities assumed have been recorded at their estimated fair values at the date of acquisition. The operating results of the acquired company are included in the consolidated statements of earnings from the acquisition date.

 3.  Revolving Credit Agreements
     ---------------------------
     As of April 11, 1994 the Company replaced a previous agreement with a revised revolving credit and term loan agreement with two banks which is secured by accounts receivable, inventory and the Company's stockholdings in certain of its subsidiaries. The agreement provides for a revolving credit line of $16,000,000 and a term loan of $4,000,000. The term loan was repaid during the third quarter of fiscal 1995. The interest rate on borrowings under this agreement is at various rates depending upon certain financial ratios, with the present rate substantially equivalent to the prime rate (8.5% at December 31, 1995). The terms of the agreement require compliance with certain covenants including minimum consolidated working capital and tangible net worth, maintenance of certain financial ratios, limitations on capital expenditures and lease commitments, and prohibition of the payment of cash dividends.

 4.  Senior Subordinated Convertible Debentures
     ------------------------------------------

     During June 1994, the Company completed a sale of $10,000,000 principal amount of 7-1/2% Senior Subordinated Convertible Debentures to non-U.S. persons. The debentures are due June 15, 2004 and are convertible into the Company's common stock at a price of $5-5/8 per share. The net proceeds from the offering were used initially to retire certain bank indebtedness and for general working capital with excess proceeds placed in temporary short term bank related investments. In October 1995, $10,000 principal amount of debentures was converted.

 5.  Inventories
     -----------
     Inventories consist of the following:



                                    December 31,          June 30,
                                        1995                1995
                                    ------------        ------------


                   Raw Materials    $ 7,402,000        $ 5,509,000
                   Work in Process    4,845,000          3,398,000
                   Finished Goods     3,631,000          3,423,000
                                    -----------        -----------
                                    $15,878,000        $12,330,000
                                    ===========        ===========

 6. Income Taxes
    ------------
    At June 30, 1995 the Company had net operating loss carryforwards of approximately $14,000,000 for Federal income tax purposes which expire through 2006. The income tax provisions for the six and three months ended December 31, 1995 and 1994 include benefits relating to the recognition of unrealized and realized net operating loss carryforwards.

    The Company is undergoing routine audits by various taxing authorities of several of its state and local income tax returns covering different periods from 1991 to 1993. Management believes that the probable outcome of these various audits should not materially affect the consolidated financial statements of the Company.

 7. Contingencies
    -------------
    A subsidiary of the Company whose operations were discontinued in 1991, is one of several defendants named in a personal injury action initiated in August, 1994, by a group of plaintiffs. The plaintiffs are seeking damages which cumulatively may exceed $500 million. The complaint alleges, among other things, that the plaintiffs suffered injuries from exposure to substances contained in products sold by the subsidiary to one of its customers. Considering its various defenses, together with its product liability insurance, in the opinion of management of the Company, the outcome of the action against its subsidiary is not expected to have a
    materially   adverse   effect  on  the  Company's   consolidated   financial
    statements.

 8. Life Insurance Proceeds
    -----------------------
    During the quarter ended December 31, 1994, the Company received $2,000,000 of insurance proceeds on the death of the former chairman.

                           AEROFLEX INCORPORATED

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------
Six Months  Ended  December 31, 1995
Compared to Six Months Ended  December 31, 1994
-----------------------------------------------

Net sales decreased to $28,344,000 for the six months ended December 31, 1995 from $29,848,000 for the six months ended December 31, 1994. Net income decreased to $1,605,000 for the six months ended December 31, 1995 from $3,799,000 for the comparable period in the prior year, primarily due to the receipt in the prior year of $2,000,000 of life insurance proceeds.

Net sales in the electronics segment decreased to $21,396,000 for the six months ended December 31, 1995 from $22,985,000 for the six months ended December 31, 1994 primarily as a result of lower sales volume of microelectronics and electronic systems offset, in part, by the increased volume of stabilization and tracking devices and the acquisition of Lintek, Inc. in January, 1995. Operating profits decreased by $400,000 as a result of the lower sales volume partially offset by decreased selling, general and administrative costs.

Net sales in the isolator products segment increased to $6,948,000 for the six months ended December 31, 1995 from $6,863,000 for the six months ended December 31, 1994. The increase reflects higher sales volume of commercial isolators partially offset by decreased sales volume of military isolators caused by delays in the transition of this product line from our former Puerto Rico subsidiary to our New Jersey facility. Operating profits increased by $212,000 primarily due to reduced selling, general and administrative costs as a result of the consolidation of certain operations of the Puerto Rican facility into the Company's other facilities.

Cost of sales as a percentage of sales increased to 69.6% from 68.4% between the two periods primarily as a result of inefficiencies in the final production runs of military isolators in the Company's Puerto Rican facility and start-up costs of the transition to the New Jersey facility. Selling general and administrative costs decreased to $6,341,000 from $6,858,000 primarily as a result of cost savings from the consolidation of certain operations of the Company's Puerto Rican facility into the Company's other facilities.

Interest expense decreased to $616,000 from $784,000 due to decreased levels of borrowings. Interest and other income increased to $333,000 from $324,000.

The income tax provisions for the six months ended December 31, 1995 and 1994 were less than the amounts computed by applying the U.S. Federal income tax rate to income before income taxes primarily as a result of the tax benefits of loss carryforwards (both unrealized and realized) and, for the period ended December 31, 1994, because of the non-taxable life insurance proceeds of $2,000,000.

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

Three Months Ended December 31, 1995
Compared to Three Months Ended December 31, 1994
------------------------------------------------

Net sales decreased to $15,195,000 for the three months ended December 31, 1995 from $15,821,000 for the three months ended December 31, 1994. Net income decreased to $998,000 for the three months ended December 31, 1995 from $3,084,000 for the comparable period in the prior year primarily due to the receipt in the prior year of $2,000,000 of life insurance proceeds.

Net sales in the electronics segment decreased to $11,552,000 for the three months ended December 31, 1995 from $12,345,000 for the three months ended December 31, 1994 primarily as a result of lower sales volume of frequency synthesizers and electronic systems partially offset by the increased volume of stabilization and tracking devices and sales of radar cross section and antenna pattern measurement systems as a result of the acquisition of Lintek, Inc. in January 1995. Operating profits decreased by $169,000 as a result of the lower sales volume, partially offset by decreased selling, general and administrative costs.

Net sales in the isolator products segment increased to $3,643,000 for the three months ended December 31, 1995 from $3,476,000 for the three months ended December 31, 1994. The increase is primarily attributable to higher sales volume of commercial isolators partially offset by lower sales volume of military isolators caused by delays in the transition of this product line from our former Puerto Rico subsidiary to our New Jersey facility. Operating profits increased by $189,000 due to reduced selling, general and administrative costs as a result of the consolidation of certain operations of the Puerto Rican facility into the Company's other facilities.

Cost of sales as a percentage of sales increased to 70.0% from 68.1% between the two periods as a result of inefficiencies in the final production runs of military isolators in the Company's Puerto Rican facility and start-up costs of the transition to the New Jersey facility. Selling, general and administrative costs decreased to $3,163,000 from $3,537,000 primarily as a result of cost savings from the consolidation of certain operations of the Company's Puerto Rican facility into the Company's other facilities.

Interest expense decreased to $313,000 from $397,000 due to decreased levels of borrowings. The income tax provisions for the three month periods ended December 31, 1995 and 1994 were less than the amounts computed by applying the U.S. Federal income tax rate to income before income taxes primarily as a result of the tax benefits of loss carryforwards (both unrealized and realized) and, for the period ended December 31, 1994, because of the non-taxable life insurance proceeds of $2,000,000.

Financial Condition
-------------------

The Company's working capital at December 31, 1995 was $34,722,000 as compared to $31,533,000 at June 30, 1995. The current ratio increased to 4.6 to 1 from
3.5 to 1 at June 30, 1995.

Cash used in operating activities of $806,000 for the six months ended December 31, 1995 was due to increased levels of inventories and reductions in accrued expenses which were offset, in part, by the continued profitability of the Company and the collection of receivables. Cash provided by investing activities of $417,000 was comprised primarily of the sale of marketable securities and property, plant and equipment partially offset by capital expenditures. Cash used in financing activities was primarily for the repayment of certain debt of the Company's Puerto Rico subsidiary. Management believes that the revolving credit and term loan facility, coupled with cash provided by operations, will be sufficient for its presently anticipated working capital requirements, capital expenditure needs, restructuring costs and the servicing of its debt.

In March 1995, the Company adopted a plan to consolidate its Puerto Rican manufacturing operations into its existing facilities in New York and New
Jersey. The Company has ceased manufacturing operations in Puerto Rico. In connection with this restructuring, the Company recorded a charge to earnings totalling $1,669,000 in the third and fourth quarters of fiscal 1995, representing costs for abandonment of leasehold improvements, severance costs for approximately 100 employees, lease termination costs, write-down of excess equipment and other related costs. Of this amount approximately $597,000 were non-cash costs and approximately $100,000 remains unpaid.

As of April 11, 1994, the Company entered into a revised revolving credit and term loan agreement with two banks which is secured by accounts receivable, inventory, the Company's stockholdings in certain of its subsidiaries and the Company's principal operating facility. The agreement provides for a revolving credit line of $16,000,000 and a term loan of $4,000,000. The term loan was repaid during the third quarter of fiscal 1995. As of December 31, 1995, there were no borrowings under this agreement. See Note 3 to the Consolidated Financial Statements.

During June 1994, the Company completed a sale of $10,000,000 principal amount of 7-1/2% Senior Subordinated Convertible Debentures to non-U.S. persons. The debentures are due June 15, 2004 subject to prior sinking fund payments of 10%, 10%, 15% and 15% of the principal amount on September 15, 2000, 2001, 2002 and 2003, respectively. The debentures are convertible into the Company's common stock at a price of $5-5/8 per share. In October 1995, $10,000 principal amount of debentures was converted.

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

The Company's backlog of orders at December 31, 1995 and 1994 was $39,900,000 and $31,600,000, respectively.

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

      None

Item 5. Other Information

      None

Item 6. Exhibits and Reports on Form 8-K

      (a)  Exhibits:

           Exhibit 11 - Computation of Earnings Per Common Share

           Exhibit 27 - Financial Data Schedule

      (b)  Reports on Form 8-K

           None

                           AEROFLEX INCORPORATED
                             AND SUBSIDIARIES

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        AEROFLEX INCORPORATED
                                             (REGISTRANT)



February 7, 1996                   By:      /s/ Michael Gorin
                                        --------------------------
                                            Michael Gorin
                                    President and Chief Financial Officer