Form 10-Q
period 1996-03-31
AEROFLEX INC
filed 1996-05-13
CIK 2601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q



              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1996
                      --------------
Commission File Number 1-8037




                              AEROFLEX INCORPORATED
                              ---------------------


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

  May 10, 1996            12,284,319(excluding 75,772 shares held in treasury)
     (Date)                  (Number of Shares)

                              AEROFLEX INCORPORATED

                                AND SUBSIDIARIES


                                      INDEX


                                                        PAGE
                                                        ----

PART I:  FINANCIAL INFORMATION
         ---------------------

CONSOLIDATED BALANCE SHEETS
 March 31, 1996 and June 30, 1995                          3-4

CONSOLIDATED STATEMENTS OF OPERATIONS
 Nine Months Ended March 31, 1996 and 1995                 5

CONSOLIDATED STATEMENTS OF OPERATIONS
 Three Months Ended March 31, 1996 and 1995                6

CONSOLIDATED STATEMENTS OF CASH FLOWS
 Nine Months Ended March 31, 1996 and 1995                 7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 8-10

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS
    Nine and Three Months Ended March 31, 1996 and 1995    11-13

PART II:  OTHER INFORMATION
          -----------------

ITEM 1 Legal Proceedings                                   14

ITEM 6 Exhibits and Reports on Form 8-K                    14

SIGNATURES                                                 15

                           AEROFLEX INCORPORATED
                             AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                                             March 31,         June 30,
                                               1996              1995
                                             ----------        --------

ASSETS
- ------

Current assets:
 Cash and cash equivalents                 $    777,000      $ 11,330,000
 Current portion of invested cash                 -               635,000
 Accounts receivable less allowance for
   doubtful accounts of $603,000 and
   $437,000                                  16,977,000        18,898,000
  Refundable income taxes                     1,143,000             -
 Inventories (Note 5)                        20,559,000        12,330,000
 Deferred income taxes                          812,000           467,000
 Prepaid expenses and other current assets    1,148,000           605,000
                                           ------------       -----------
   Total Current Assets                      41,416,000        44,265,000

Invested cash                                   615,000           677,000
Property, plant and equipment, at cost, net  16,657,000        13,859,000
Intangible assets acquired in connection with
  the purchase of businesses, net (Note 2)    8,523,000             -
Cost in excess of fair value of net assets of
  businesses acquired, net (Note 2)          10,130,000        10,297,000
Deferred income taxes                           589,000           589,000
Other assets                                  2,985,000         2,249,000
                                           ------------       -----------
                                           $ 80,915,000      $ 71,936,000
                                           ============       ===========


              See notes to consolidated financial statements


                             AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (continued)

                                                March 31,      June 30,
                                                  1996           1995
                                                ---------      --------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt           $  4,263,000   $  1,936,000
  Accounts payable                               5,788,000      3,343,000
  Accrued expenses and other current liabilities 6,840,000      6,916,000
  Income taxes payable                           1,176,000        537,000
                                             -------------  -------------
    Total Current Liabilities                   18,067,000     12,732,000
                                             -------------  -------------

Long-term debt (Note 4)                         24,271,000      1,851,000
                                              ------------  -------------
Other long-term liabilities                        979,000      1,009,000
                                              ------------  -------------
7-1/2% Senior Subordinated Convertible
  Debentures                                     9,990,000     10,000,000
                                              ------------  -------------

Stockholders' equity:
 Preferred stock, par value $.10 per share;
   authorized 1,000,000 shares:
   Series A Junior Participating Preferred
   Stock, par value $.10 per share,
   authorized 150,000 shares                         -              -
 Common stock, par value $.10 per share;
  authorized 25,000,000 shares; issued
  12,360,000 and 11,818,000 shares               1,236,000      1,182,000
 Additional paid-in capital                     57,742,000     56,101,000
 Accumulated deficit                           (31,063,000)   (10,584,000)
                                              ------------   ------------
                                                27,915,000     46,699,000

Less:  Treasury stock, at cost (76,000 and
  92,000 shares)                                   307,000        355,000
                                              ------------   ------------

                                                27,608,000     46,344,000
                                              ------------   ------------
                                              $ 80,915,000   $ 71,936,000
                                              ============   ============

              See notes to consolidated financial statements

                           AEROFLEX INCORPORATED
                             AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Nine Months Ended
                                                   March 31,
                                               ------------------
                                             1996                1995
                                             ----                ----

Net Sales                                 $ 44,300,000       $49,597,000
Cost of Sales                               30,655,000        33,398,000
                                          ------------      ------------
  Gross Profit                              13,645,000        16,199,000
Selling, General and Administrative Costs    9,903,000        11,521,000
Special Charge (Note 2)                     23,200,000               -
Restructuring Charge (Note 3)                     -            1,150,000
                                          ------------      ------------
  Operating Income (Loss)                  (19,458,000)        3,528,000
                                          ------------      ------------
Other Expense (Income)
  Life insurance proceeds (Note 8)                -           (2,000,000)
  Interest expense                             936,000         1,156,000
  Interest and other income                   (595,000)         (611,000)
                                          ------------      ------------
  Total Other Expense (Income)                 341,000        (1,455,000)
                                          ------------      ------------
Income (Loss) Before Income Taxes          (19,799,000)        4,983,000
Provision for Income Taxes (Note 6)            680,000           501,000
                                          ------------      ------------
Net Income (Loss)                         $(20,479,000)      $ 4,482,000
                                          ============      ============

Income (Loss) per Common Share:
 Primary                                     $(1.72)           $  .36
                                             =======           =======
 Fully Diluted                               $(1.72)           $  .36
                                             =======           =======

Weighted Average Number of Common
 Shares Outstanding:
  Primary                                  11,876,000         12,354,000
                                          ============      ============
  Fully Diluted                            11,876,000         14,164,000
                                          ============      ============


              See notes to consolidated financial statements

                           AEROFLEX INCORPORATED
                             AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Three Months Ended
                                                   March 31,
                                              -------------------
                                             1996               1995
                                             ----               ----

Net Sales                                 $ 15,956,000        $19,750,000
Cost of Sales                               10,940,000         12,988,000
                                          ------------       ------------
  Gross Profit                               5,016,000          6,762,000
Selling, General and Administrative Costs    3,562,000          4,664,000
Special Charge (Note 2)                     23,200,000               -
Restructuring Charge (Note 3)                      -            1,150,000
                                          ------------       ------------
  Operating Income (Loss)                  (21,746,000)           948,000
                                          ------------       ------------

Other Expense (Income)
  Interest expense                             320,000            372,000
  Interest and other income                   (262,000)          (287,000)
                                          ------------       ------------
  Total Other Expense (Income)                  58,000             85,000
                                          ------------       ------------
Income (Loss) Before Income Taxes          (21,804,000)           863,000
Provision for Income Taxes (Note 6)            280,000            180,000
                                          ------------       ------------

Net Income (Loss)                         $(22,084,000)       $   683,000
                                          ============       ============

Net Income (Loss) per Common Share:
  Primary                                    $(1.85)           $  .06
                                             =======           =======
  Fully Diluted                              $(1.85)           $  .06
                                             =======           =======

Weighted Average Number of Common
 Shares Outstanding:
  Primary                                  11,937,000         12,384,000
                                         ============       ============
  Fully Diluted                            11,937,000         14,166,000
                                         ============       ============

              See notes to consolidated financial statements

                           AEROFLEX INCORPORATED
                             AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                  Nine Months Ended
                                                       March 31,
                                                  -------------------
                                                   1996           1995
                                                   ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                              $(20,479,000)    $ 4,482,000
 Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
   Special charge                                 23,200,000          -
   Non-cash portion of restructuring charge             -            539,000
   Depreciation and amortization                   2,331,000       2,321,000
   Deferred income taxes                            (163,000)        126,000
   Other                                             (11,000)        (27,000)
 Change in operating assets and liabilities:
   Decrease (increase) in accounts receivable      3,922,000       1,773,000
   Decrease (increase) in inventories             (6,501,000)       (818,000)
   Decrease (increase) in prepaid expenses and
    other assets                                    (886,000)       (327,000)
   Increase (decrease) in accounts payable, accrued
    expenses and other long-term liabilities        (315,000)       (630,000)
   Increase (decrease) in income taxes payable       590,000        (489,000)
                                                ------------    ------------
NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                              1,688,000       6,950,000
                                                ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for purchases of businesses,
    net of cash acquired                         (34,924,000)       (537,000)
  Capital expenditures                              (811,000)     (2,448,000)
  Proceeds from the sale of property, plant
    and equipment                                    313,000         159,000
  Decrease in invested cash                          697,000         179,000
  Net cash provided by (used in)
   discontinued operations                            79,000         278,000
                                                ------------    ------------

NET CASH PROVIDED BY (USED IN)
 INVESTING ACTIVITIES                            (34,646,000)     (2,369,000)
                                                ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under debt agreements                27,000,000         292,000
  Debt repayments                                 (5,022,000)     (5,055,000)
  Proceeds from exercise of stock options            427,000          37,000
                                                ------------    ------------

NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                             22,405,000      (4,726,000)
                                                ------------    ------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                           (10,553,000)       (145,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  11,330,000       8,238,000
                                                ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $    777,000    $  8,093,000
                                                ============    ============

              See notes to consolidated financial statements

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 1.  Basis of Presentation
     ---------------------
     The consolidated balance sheet of Aeroflex Incorporated and Subsidiaries ("the Company") as of March 31, 1996 and the related consolidated statements of operations for the nine and three months ended March 31, 1996 and 1995 and the statements of cash flows for the nine months ended March 31, 1996 and 1995 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments and the adjustments referred to in Notes 2 and 3) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1996 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1995 annual report to shareholders. There have been no changes of significant accounting policies since June 30, 1995.


     Certain reclassifications have been made to previously reported financial statements to conform to current classifications.

     Results of operations for the nine and three month periods are not necessarily indicative of results of operations for the corresponding years.

 2.  Acquisition of Businesses
     -------------------------
     MIC
     ---
     Effective March 19, 1996, the Company acquired all of the outstanding stock of MIC Technology Corporation ("MIC") for approximately $36,000,000 of cash, 300,000 shares of common stock and warrants to purchase 400,000 shares of common stock (at exercise prices ranging from $7.05 to $7.50 per share). The purchase price was paid with available cash of $9,000,000 and borrowings under the Company's bank loan agreement of $27,000,000. The purchase agreement also provides for a contingent payment of $4,000,000 based upon certain operating results. MIC manufactures high frequency
     thin film circuits  and  interconnects  for   miniaturized,   high
     frequency, high performance electronic products for growing commercial markets such as wireless communications, satellite based communications hardware and high technology military electronics. The acquired Company's net sales were approximately $25,000,000 for its fiscal year ended October 31, 1995.

     The Company had commissioned an independent asset valuation study of acquired tangible and identifiable intangible assets to serve as a basis for allocation of the purchase price. Based on this study, the Company allocated the purchase price as follows:


       Net tangible assets                          $ 6,120,000
       Identifiable intangible assets                 8,523,000
       In-process research and development           23,200,000
                                                    -----------
                                                    $37,843,000
                                                    ===========

     The identifiable intangible assets which include existing technology, customer relationships and assembled work force will be amortized on a straight-line basis over thirteen years based on the study described above. The acquired in-process research and development is not considered to have reached technological feasibility and, in accordance with generally accepted accounting principles, the value of such has been expensed in the third quarter of fiscal 1996.

     Summarized below are the unaudited pro forma results of operations of the Company as if MIC had been acquired at the beginning of the fiscal periods presented. The $23,200,000 write-off has been included in the March 31, 1996 pro forma income but not the June 30, 1995 pro forma income in order to provide comparability to the respective historical periods.


                                       Pro Forma
                                      Nine Months        Pro Forma
                                         Ended            Year Ended
                                     March 31, 1996      June 30, 1995
                                     --------------      -------------
                                    (in thousands, except per share data)

     Net Sales                         $ 60,030             $ 95,300
     Income (Loss) From Continuing
         Operations                     (22,474)               6,729
     Net Income (Loss)                  (22,474)               7,191

     Earnings (Loss) Per Share
       Primary
         Continuing Operations         $  (1.83)            $    .53
         Net Income (Loss)                (1.83)                 .56
       Fully Diluted
         Continuing Operations              *                    .51
         Net Income (Loss)                  *                    .54

     * Due to the loss, all options, warrants and convertible debentures are anti-dilutive.

     The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of the periods presented or of future operating results of the combined companies.

     Lintek
     ------
     In January 1995, the Company acquired substantially all of the net operating assets of Lintek, Inc. ("Lintek") for $537,000 plus contingent consideration based on the next five years' earnings to a maximum of an additional $675,000. An additional $63,000 of consideration was earned as of December 31, 1995 and paid in February 1996. Such amount and, any further contingent consideration earned, will be treated as cost in excess of fair value of net assets acquired. Lintek designs, develops and manufactures radar cross section and antenna pattern measurement systems for commercial and military applications, as well as surface penetrating radars. The acquired Company's net sales were approximately $2,600,000 for the year ended December 31, 1994. On a pro forma basis, had the Lintek acquisition taken place as of the beginning of the periods presented, results of operations for those periods would not have been materially affected.

     These acquisitions have been accounted for as purchases and, accordingly, the acquired assets and liabilities assumed have been recorded at their estimated fair values at the respective dates of acquisition. The operating results of the acquired companies are included in the consolidated statements of operations from the respective acquisition dates.

3.   Restructuring  Charge
     --------------------
     In March 1995, the Company adopted a plan to consolidate its Puerto Rican manufacturing operations into its existing facilities in New York and New Jersey. The Company has ceased manufacturing operations in
     Puerto Rico. In connection with this restructuring, the Company recorded a charge to earnings of $1,150,000 and $519,000 in the third and fourth quarters of fiscal 1995, respectively, representing costs for abandonment of leasehold improvements, severance costs for approximately 100 employees, lease termination costs, write-down of excess equipment and other related costs. Approximately $597,000 of this amount were non-cash costs and approximately $100,000 remains unpaid.

4.   Bank Loan Agreements
     --------------------
     As of March 15, 1996 the Company replaced a previous agreement with a revised revolving credit and term loan agreement with two banks which is secured by substantially all of the Company's assets not otherwise encumbered. The agreement provides for a revolving credit line of $22,000,000 and a term loan of $16,000,000. The revolving credit line expires in March 1999. The term loan is payable in quarterly installments of $900,000 beginning June 1996 with final payment on September 30, 2000. The interest rate on borrowings under this agreement is at various rates depending upon certain financial ratios, with the present rate substantially equivalent to the prime rate (8.25% at March 31, 1996) plus 3/4% on the revolving credit borrowings and 1% on the term loan borrowings. The terms of the agreement require compliance with certain covenants including minimum consolidated tangible net worth and pre-tax earnings, maintenance of certain financial ratios, limitations on capital expenditures and indebtedness and prohibition of the payment of cash dividends.

 5.  Inventories
     -----------
     Inventories consist of the following:

                                      March 31,           June 30,
                                        1996               1995
                                     -----------          ----------

                Raw Materials       $  9,864,000        $  5,509,000
                Work in Process        7,632,000           3,398,000
                Finished Goods         3,063,000           3,423,000
                                    ------------        ------------
                                    $ 20,559,000        $ 12,330,000
                                    ============        ============

 6. Income Taxes
    ------------
    At June 30, 1995 the Company had net operating loss carryforwards of approximately $14,000,000 for Federal income tax purposes which expire through 2006. The income tax provisions for the nine and three months ended March 31, 1996 and 1995 include benefits relating to the recognition of unrealized and realized net operating loss carryforwards.

    In connection with the acquisition of MIC (Note 2), the Company recorded approximately $3,800,000 of deferred tax liabilities related to identifiable intangible assets which are not deductible for tax purposes. Concurrently, the Company reduced its valuation allowance against its deferred tax assets by the same amount to recognize the net operating loss carryforwards that can offset these deferred tax liabilities.

    The Company is undergoing routine audits by various taxing authorities of several of its state and local income tax returns covering different periods from 1991 to 1995. Management believes that the probable outcome of these various audits should not materially affect the consolidated financial statements of the Company.

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




                            AEROFLEX INCORPORATED
                               AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
- ---------------------
Nine Months  Ended March 31, 1996  Compared to Nine Months  Ended March 31, 1995
- --------------------------------------------------------------------------------
Net sales decreased to $44,300,000 for the nine months ended March 31, 1996 from $49,597,000 for the nine months ended March 31, 1995. The net loss of $20,479,000 for the nine months ended March 31, 1996 included a write-off of $23,200,000 of in-process research and development acquired in connection with the purchase of MIC Technology Corporation. Net income for the comparable period in the prior year was $4,482,000, including a net of tax restructuring charge of $1,035,000 and life insurance proceeds of $2,000,000. Net income exclusive of the respective special items was $2,721,000 for the current nine month period compared to $3,517,000 for the same period of last year.

Net sales in the electronics segment decreased to $33,186,000 for the nine months ended March 31, 1996 from $38,818,000 for the nine months ended March 31, 1995 primarily as a result of lower sales volume of microelectronics, scanning devices and electronic systems offset, in part, by the increased volume of stabilization and tracking devices and the acquisition of Lintek, Inc. in January, 1995. Operating profits decreased by $1,364,000 as a result of the lower sales volume partially offset by decreased selling, general and administrative costs.

Net sales in the isolator products segment increased to $11,114,000 for the nine months ended March 31, 1996 from $10,779,000 for the nine months ended March 31, 1995. The increase reflects higher sales volume of industrial and commercial isolators partially offset by decreased sales volume of military isolators caused by delays in the transition of this product line from our former Puerto Rico subsidiary to our New Jersey facility. Operating profits increased by $156,000 primarily due to reduced selling, general and administrative costs as a result of the consolidation of certain operations of the Puerto Rican facility into the Company's other facilities.

Cost of sales as a percentage of sales increased to 69.2% from 67.3% between the two periods primarily as a result of inefficiencies in the final production runs of military isolators in the Company's Puerto Rican facility and start-up costs of the transition to the New Jersey facility. Selling, general and administrative costs (exclusive of the respective special charges) as a percentage of sales decreased to 22.4% from 23.2% primarily as a result of cost savings from the consolidation of certain operations of the Company's Puerto Rican facility into the Company's other facilities.

Interest expense decreased to $936,000 from $1,156,000 due to decreased levels of borrowings. Interest and other income decreased to $595,000 from $611,000.

The income tax provisions for the nine months ended March 31, 1996 and 1995 were different from the amounts computed by applying the U.S. Federal income tax rate to income before income taxes primarily as a result of the tax benefits of loss carryforwards (both unrealized and realized) and, for the period ended March 31, 1996, because of the non-deductibility of the $23,200,000 special charge, and for the period ended March 31, 1995, because of the non-taxable life insurance proceeds of $2,000,000.

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

Three Months Ended March 31, 1996  Compared to Three Months Ended March 31, 1995
- --------------------------------------------------------------------------------
Net sales decreased to $15,956,000 for the three months ended March 31, 1996 from $19,750,000 for the three months ended March 31, 1995. The net loss of $22,084,000 for the three months ended March 31, 1996 included a write-off of $23,200,000 of in-process research and development acquired in connection with the purchase of MIC Technology Corporation. Net income for the comparable period in the prior year was $683,000, including a net of tax restructuring charge of $1,035,000. Net income exclusive of the respective special items was $1,116,000 for the current three month period compared to $1,718,000 for the same period of last year.

Net sales in the electronics segment decreased to $11,790,000 for the three months ended March 31, 1996 from $15,833,000 for the three months ended March 31, 1995 primarily as a result of lower sales volume of microelectronics and scanning devices offset, in part by the increased volume of frequency synthesizers. Operating profits decreased by $964,000 as a result of the lower sales volume, partially offset by decreased selling, general and administrative costs.

Net sales in the isolator products segment increased to $4,166,000 for the three months ended March 31, 1996 from $3,917,000 for the three months ended March 31, 1995. The increase is primarily attributable to higher sales volume of military isolators. Operating profits decreased by $56,000 as a result of learning curve inefficiencies in the transition of the military isolator division of the Puerto Rican operation to the Company's New Jersey facility, partially offset by reduced selling, general and administrative costs as a result of such consolidation.

Cost of sales as a percentage of sales increased to 68.6% from 65.8% between the two periods as a result of inefficiencies and start-up costs of the transition of the military isolator division of the Puerto Rican operation to the Company's New Jersey facility. Selling, general and administrative costs (exclusive of the respective special charges) as a percentage of sales decreased to 22.3% from 23.6% primarily as a result of cost savings from the consolidation of certain operations of the Company's Puerto Rican facility into the Company's other facilities.

Interest expense decreased to $320,000 from $372,000 due to decreased levels of borrowings. The income tax provisions for the three month periods ended March 31, 1996 and 1995 were different from the amounts computed by applying the U.S. Federal income tax rate to income before income taxes primarily as a result of the tax benefits of loss carryforwards (both unrealized and realized) and, for the period ended March 31, 1996, because of the non-deductibility of the $23,200,000 special charge.

Financial Condition
- -------------------
The Company's working capital at March 31, 1996 was $23,349,000 as compared to $31,533,000 at June 30, 1995. The current ratio decreased to 2.3 to 1 from 3.5 to 1 at June 30, 1995. The decreases were due primarily to the use of $9,000,000 of cash and the incurrence of $3,600,000 of current debt for the acquisition of MIC, offset, in part, by increased inventory levels.

Cash provided by operating activities of $1,688,000 for the nine months ended March 31, 1996 was due to the continued profitability of the Company, excluding the non-cash special charge, and the collection of receivables, primarily offset by increased levels of inventories. Cash used in investing activities of $34,646,000 was primarily for the acquisition of MIC. Cash provided by financing activities of $22,405,000 is comprised primarily of the proceeds of $27,000,000 from the revised revolving credit and term loan facility offset, in part, by paydowns of both existing debt and debt assumed in the acquisition of MIC. Management believes that the revolving credit and term loan facility, coupled with cash provided by operations, will be sufficient for its presently anticipated working capital requirements, capital expenditure needs, and the servicing of its debt.

Effective March 19, 1996, the Company  acquired all of the outstanding  stock of
MIC Technology Corporation ("MIC") for approximately $36,000,000 of cash, 300,000 shares of common stock and warrants to purchase 400,000 shares of common stock (at exercise prices ranging from $7.05 to $7.50 per share). The purchase price was paid with available cash of $9,000,000 and borrowings under the Company's bank loan agreement of $27,000,000. The purchase agreement also provides for a contingent payment of $4,000,000 based upon certain operating
results.  MIC manufactures   high   frequency  thin  film  circuits  and
interconnects for miniaturized,  high frequency,  high performance electronic
products for growing commercial   markets   such  as   wireless
communications, satellite based communications hardware and high technology military electronics. The acquired Company's net sales were approximately $25,000,000 for its fiscal year ended October 31, 1995.

In March 1995, the Company adopted a plan to consolidate its Puerto Rican manufacturing operations into its existing facilities in New York and New
Jersey. The Company has ceased manufacturing operations in Puerto Rico. In connection with this restructuring, the Company recorded a charge to earnings of $1,150,000 and $519,000 in the third and fourth quarters of fiscal 1995, respectively, representing costs for abandonment of leasehold improvements, severance costs for approximately 100 employees, lease termination costs, write-down of excess equipment and other related costs. Approximately $597,000 of this amount were non-cash costs and approximately $100,000 remains unpaid.

As of March 15, 1996 the Company replaced a previous agreement with a revised revolving credit and term loan agreement with two banks which is secured by substantially all of the Company's assets not otherwise encumbered. The agreement provides for a revolving credit line of $22,000,000 and a term loan of $16,000,000. The revolving credit line expires in March 1999. The term loan is payable in quarterly installments of $900,000 beginning June 1996 with final payment on September 30, 2000. The interest rate on borrowings under this agreement is at various rates depending upon certain financial ratios, with the present rate substantially equivalent to the prime rate (8.25% at March 31,
1996) plus 3/4% on the revolving credit borrowings and 1% on the term loan borrowings. The terms of the agreement require compliance with certain covenants including minimum consolidated tangible net worth and pre-tax earnings, maintenance of certain financial ratios, limitations on capital expenditures and indebtedness and prohibition of the payment of cash dividends.

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

The Company's backlog of orders at March 31, 1996 and 1995 was $44,000,000 and $31,000,000, respectively.

At June 30, 1995 the Company had net operating loss carryforwards of approximately $14,000,000 for Federal income tax purposes. The Company is undergoing routine audits by various taxing authorities of several of its state and local income tax returns covering different periods from 1991 to 1995. Management believes that the probable outcome of these various audits should not materially affect the consolidated financial statements of the Company.

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

      None

Item 5.  Other Information

      None

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits:

           Exhibit 11 - Computation of Earnings (Loss) Per Common Share

           Exhibit 27 - Financial Data Schedule

      (b)  Reports on Form 8-K

            (1) Current  Report on Form 8-K dated March 19, 1996 covering Item 2
                Acquisition or Disposition of Assets,  Item 5 - Other Events and
                Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits.

            (2) Report  on  Form  8-K/A  dated  May  10,  1996  covering  Item 7
                Financial  Statements,   Pro  Forma  Financial  Information  and
                Exhibits.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        AEROFLEX INCORPORATED
                                             (REGISTRANT)

May 10, 1996                                 /s/Michael Gorin
                                   By:    Michael Gorin
                                   President and Chief Financial Officer