Form 10-K
period 1996-06-30
AEROFLEX INC
filed 1996-09-20
CIK 2601

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 1996
                                       or
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from          to

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

Securities registered pursuant to Section 12(g) of the Act:      None
                                                           -----------------
                                                           (Title of Class)

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

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. (The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing). As of September 3, 1996 approximately $59,582,035.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date (applicable only to corporate registrants). Common Stock, par value $.10 per share; outstanding as of September 3, 1996 - 12,420,986 (excluding 129,456 shares held in treasury).

     Documents incorporated by reference: Parts II and IV - The Annual Report to Stockholders for the fiscal year ended June 30, 1996 to the extent specifically identified or incorporated herein. Part III - Registrant's definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Act of 1934.

                                     PART I

ITEM ONE - BUSINESS

     Aeroflex Incorporated, through its subsidiaries (collectively, unless the context requires otherwise, referred to as the "Company" or "Aeroflex") designs and manufactures advanced electronic systems and components, including microelectronic circuits and interconnect products, instrument products and motion control systems, for both the commercial and defense markets. It also designs and manufactures shock and vibration stabilizing systems used for commercial, industrial and defense applications. Aeroflex also provides defense consulting services involving systems analysis, design and engineering primarily to government contractors and the U.S. Armed Forces.

     Operations  are  grouped  into  two  segments:   electronics  and  isolator
products. These segments, their products and the markets they serve are described below.

     In March 1995, the Company adopted a plan to consolidate its Puerto Rican manufacturing operations into its existing facilities in New York and New Jersey. The Company has ceased manufacturing operations in Puerto Rico.

     As of June 30, 1996, the Company has accounted for certain segments, namely commercial and custom envelopes (Huxley Envelope Corp.) and telecommunication systems services (T-CAS Corp.) as discontinued operations. The following description of the Company's business does not include these discontinued operations. These segments are described under the caption "Discontinued Operations".

Electronics

Microelectronics - ("Circuit Technology" and "MIC Technology")

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

     The Company's microelectronic assemblies are called "Hybrids" because they combine elements of integrated circuit and printed circuit board technologies. They provide many of the advantages of integrated circuits relative to printed circuit boards, such as miniaturization, increased capability and greater reliability and environmental stability. However, unlike integrated circuits, they can be economically manufactured in quantities of hundreds to several thousands. Hybrids are multi-layered electronic circuits, containing very small and barely visible passive and active elements (those that carry, transmit, receive, generate or amplify signals) which are mounted and wired together on a single multi-layered ceramic surface in patterns designed to perform specific electronic functions. These functions include amplification, switching, signal conversion, voltage regulation and decoding of microwave signals. They are especially suited to aircraft, spacecraft, missile and industrial applications where space is limited, such as in navigation equipment, airborne computers, sonar systems, medical diagnostic instrumentation, satellite/telecom systems and computer instrumentation.

     One such Hybrid Microcircuit product family, the MIL-STD-1553 Data Bus product line, has a particularly broad range of applications. These microcircuits, which have been adopted by the Tri-services (Army, Navy, and Air Force) as a standard interface, act as a digital data communication link between various computer-based equipment.

     A series of Monolithic Data-bus Transceivers and Remote Terminals, has been transitioned to production by the Company, many of which are described by "Standard Military Devices" (SMD) drawings, thereby facilitating their use in current and future avionic systems.

     The Company's Microcircuits are used on numerous avionic systems including the F-14, F-15, F-16 and F-18 aircraft and the AMRAAM and Tomahawk-cruise missiles. They are also qualified for possible further use on the updates to older platforms. The Data-bus microcircuits are used in a wide variety of aerospace and seaboard navigation and communication systems. A Motor Drive Hybrid microcircuit is in production for the AN/PVS-6, a miniature, eyesafe, laser rangefinder.

     The Company has production contracts for the Serial Interface Module and Current Mode Coupler Module used on the ARINC 629 Data-bus which is the commercial equivalent of MIL-STD-1553. This commercial data communications interface is used on the Boeing 777.

     Multichip Modules ("MCM's") are a further advancement of the hybrid microcircuit technology, in which large digital devices such as microprocessors, SRAM and EEPROM memories are combined with multilayer ceramic packages to form complex digital systems or subsystems. Multichip modules perform functions similar to hybrids, except the emphasis is on miniaturizing and synthesizing digital functions such as microprocessor systems and mass memories. The Company has been qualified on several MCM designs on both the F-16 and new F-22 Advanced Tactical Fighter (ATF) and is participating in pre-production contracts. Application specific multi-chip modules have significant market potential in avionics, workstations, telecommunications and satellites.

     The Company has expanded its standard memory module product line with the addition of twenty-five new memory modules in the past two years. These products, which consist of SRAM and Flash memory modules, take advantage of the Company's multichip module expertise. They are designed to be used for a wide range of computer and general purpose circuit board applications.

     The Company continues to expand the market for the R4400 microprocessor modules with the sale of production units utilized in several new avionics/missile applications. The Intel I486 dual microprocessor module is being increasingly ordered for avionics and missile applications, in production quantities.

     In March 1996, the Company acquired MIC Technology Corporation which designs, develops, manufactures and markets microelectronics products in the form of passive thin film circuits and interconnects. Its advanced circuit and interconnect technology is emerging as a key enabling technology for miniaturized, high frequency, high performance electronic products for rapidly growing markets like cellular telephones, personal communication service devices
(PCS) and microwave data links. It continues to be an essential technology in satellite based communication hardware and leading edge military electronic products.

Instrument Products - ("Comstron" and "Lintek")

     Frequency Synthesizers and Components

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

     With the 1993 introduction of the new model FS-5000 synthesizer series, the Company strengthened its leadership position in the Ultra-Fast Switching Frequency Synthesizer market. The FS-5000 series is ten times faster, less than half the size and offers superior performance to the Company's previous synthesizers. In 1995, the Company introduced a phase-coherent version of the FS-5000 which expands its application into numerous radar systems.

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

     The Company has developed a radar frequency identification (RFID) transmitter/receiver sub-system. RFID is a new wireless sensing technology that interrogates special tags containing sealed semi-conductor memories. Applications include access control badges, electronic collection and inventory counting systems.

     Recently, the Company introduced its latest version of a receiver for the NOAA wind-profiler system which is used to detect clean air turbulence around airports. The wind-profiler system has made major improvements in the accuracy of operational weather forecasts.

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

Motion Control Systems - ("Aeroflex Laboratories")

Scanning Devices

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

     The Company has completed development and has received a production order for the next generation polygon rotary scanner for the U.S. Army's thermal weapons sight (TWS), under contract to Hughes Electro-Optical Data Systems Group. TWS is a low cost, lightweight thermal imaging device that detects targets based on thermal radiation contrasts with background and utilizes a solid state thermal cooling system. This scanner is intended for use on standard issue U.S. Army assault rifles and crew served weapons.

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

     Stabilization and Tracking Devices

     Since 1961, the Company has been engaged in the design, development and production of stabilization tracking devices and systems. These are dynamically positioned pedestals on or in moving vehicles such as trucks, ships and aircraft, upon which tracking equipment, such as a radar antenna, is mounted. The pedestal, through the continuous balancing action of gyroscopes and servo-mechanical stabilizers operating in all three dimensions, enables the mounted equipment to remain almost perfectly balanced and motionless. The equipment can then automatically track or focus on a target as accurately as if it were on solid ground despite the motion of the vehicle. The Company's stabilization and tracking devices are a part of major surveillance, reconnaissance and weapon firing control systems and play an important role in high altitude aircraft as well as in other aircraft, ships and ground vehicles which require precise, highly stable mounting for cameras, antennae and lasers. Specific applications include the precise mirror pointing system for the LACE satellite UVPI experiment and the antenna pedestal assembly for the AC130H gunship aircraft. In addition to military and aerospace markets, the Company has recently delivered commercial units used to stabilize airborne spectroscopy equipment for terrestrial mapping.

          Magnetic Motors

     Magnetic motor products consist of electronically commutated brushless DC motors, stepping motors, segment and arc motors, actuators, limited angle torque motors and solid state magnetic sensors.

     Brushless DC motors differ from conventional DC motors in that the current which produces mechanical energy is applied to stationary coils via electronic switches, without physical contact, rather than by stationary rods brushing against the rotating coil. By avoiding friction, sparks and the wearing and fragmenting of the brush rods, brushless DC motors provide cleaner operation and longer maintenance-free life than conventional motors. These characteristics make brushless DC motors well-suited for use in vacuum situations such as outer space where lubricants needed to slow brushwear dissipate rapidly, in environments containing volatile or explosive materials and gases, and in applications where clean operation is critical. The users of these motors include major contractors engaged in military and aerospace technology and companies manufacturing jet engines, aircraft windshield wipers, medical and lab equipment, as well as cryogenic super-cooling pumps. Platforms using the motors include military and commercial satellites, numerous missile applications (e.g. Maverick Missile), Space Shuttle, M-1 Abrams tank, Galileo spacecraft, and a host of other high reliability high performance applications. Actuators operate various mechanisms on spacecraft, satellites and aircraft, including the forward wing mechanism of the Beech Starship.

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

     Electronic Control Systems

     Electronic control systems are microprocessor-based systems that precisely control the coordinated motion of multiple axis movement. Designed for the ruggedized military environment, these flexible software-configured controllers provide reduced weight, adaptability and high reliability in a variety of aircraft, space and terrestrial applications. The Company manufactures custom servo-amplifiers in a wide range of power levels for military, space and demanding commercial systems.

Isolator Products Group

     Since 1961, the Company has been engaged in the design, development, manufacture and sale of severe service shock and vibration isolation systems. These devices consist of helically-wound steel wire rope contained between rugged metal retainer bars, and are used to store and dissipate potentially destructive vibration and shock. The purchasers of helical isolators are manufacturers or users of equipment sensitive to shock and vibration who need to reduce shock/vibration to levels compatible with equipment fragility to extend the useful life of this equipment. Isolators are also used to prevent vibrations in equipment from causing disturbances to surrounding equipment, structures and configurations. They are manufactured in a variety of materials and with special anti-corrosion coatings according to each customer's specifications. In addition, a line of isolated systems evolved in response to the custom requirements of customers. Systems capability includes integrated avionics trays and bases, skids and pallets.

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

     In October 1983, the Company acquired Vibration Mountings and Controls, Inc. ("VMC"), which manufactures a line of off-the-shelf noise, shock, vibration and structureborne noise control devices including a version of the elastomeric cupmount isolator referred to below. These rubber and spring isolators, which are manufactured in a wide variety of sizes, load ratings and configurations, are used primarily in commercial applications to protect heavy rotating equipment, heating, ventilating and air conditioning equipment, and diesel engines. In December 1986, the Company acquired the operating assets of Korfund Dynamics Corporation ("KDC"), a manufacturer of an industrial line of heavy duty spring and rubber shock mounts.

     A complementary line of off-the-shelf elastomeric cupmounts was introduced in fiscal 1991. The cupmount is a lightweight, low profile isolator which is available in two sizes and two types of elastomer-silicone for high temperature applications and neoprene where extreme high temperature is not a factor. The elastomer-in-compression design is particularly effective in interrupting structure borne noise transmission. Cupmount isolators are produced and sold in large quantities for military electronics and industrial equipment, where high levels of shock are encountered.

     During fiscal 1992, the Company introduced two new series of wire rope isolators, the arch and the circular arch. The arch isolator offers greater stability than the helical isolator for severe shock applications such as Navy shipboard electronic equipment. The circular arch was developed in a compact, circular configuration to fit into smaller space envelopes and compete on a performance and cost basis with existing competitive proprietary designs. In fiscal 1995, the Company successfully introduced the circular arch to the industrial market as an improved solution to shock and vibration problems encountered with data processing and electronic equipment in the mobile and aerospace markets.

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

Government Sales

     Approximately 65% and 74% of the Company's sales from continuing operations for fiscal 1996 and 1995, respectively, were to agencies of the United States Government or to prime defense contractors or subcontractors of the United States Government. The Company's government contracts have been awarded either on a bid basis or after negotiation. The contracts are primarily fixed price contracts, though the Company also has government contracts providing for cost plus fixed fee. The contracts of the Company with the United States Government and prime defense contractors or subcontractors contain customary provisions for termination at the convenience of the government without cause. In the event of such termination, the Company is entitled to reimbursement for its costs and to receive a reasonable profit, if any, on the work done prior to termination.

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

Marketing and Distribution

     The Company markets its products through an internal sales force of 26 persons and over 150 sales representative organizations located nationwide and worldwide. The Company's engineers and marketing personnel, many of whom have technical backgrounds, advise prospective purchasers regarding the Company's products and how such products can be custom designed to be incorporated into specific government programs and other applications. These efforts are supported by product brochures and by published articles and advertisements in trade journals.

Product Research and Development

     The Company's product development efforts primarily involve engineering and design relating to the improvement of existing products or the adaptation of such products to new applications. The Company's efforts also include developing prototype components to bid on specific programs. Several of the Company's officers and almost all of its engineers have been involved at various times and to varying degrees in these activities. Product development and similar costs not recoverable under contractual arrangements are expensed in the year incurred. These costs were approximately $1,260,000 and $2,389,000 for fiscal 1996 and 1995, respectively. In connection with the Company's purchase of MIC Technology Corporation in March 1996, the Company allocated $23,200,000 of the purchase price to in-process research and development. Since the research and development projects have not reached technological feasibility, the $23,200,000 was charged to expense in fiscal 1996 in accordance with generally accepted accounting principles.

Backlog

     At June 30, 1996, the Company's backlog of orders was approximately $37,457,000. Approximately 90% was scheduled to be delivered on or before June 30, 1997. Approximately 79% of this backlog represents orders for military or national defense purposes.

     At June 30, 1995, the Company's backlog of orders was approximately $34,681,000. Approximately 75% was scheduled to be delivered before June 30, 1996. Approximately 85% of this backlog represented orders for military or national defense purposes.

Principal Materials

     The principal materials used by the Company in manufacturing and assembling its products are steel, aluminum, rubber, gold, ceramic, magnetic materials, iron and copper. Many of the component parts used by the Company in its products are also purchased, including semiconductors, transformers, amplifiers and bearings. These materials and components, none of which are presently in short supply, are purchased from time to time on the open market. The Company has no long-term commitments for their purchase.

Patents and Trademarks

     The Company owns several patents, patent licenses and trademarks. While the Company considers that in the aggregate its patents and trademarks are important in its operations, it does not consider that one or any group of them is of such importance that termination could materially affect its business.

Employees

     As of June 30, 1996 the Company had approximately 730 employees, of whom approximately 390 were engaged in a manufacturing capacity, and approximately 340 in clerical, administrative, engineering or sales positions. Approximately 250 employees of the Company are covered by various collective bargaining agreements. The Company considers its employee relations to be satisfactory.

Financial Information About Industry Segments

     The sales and operating profits of each industry segment and the identifiable assets attributable to each industry segment for each of the three years in the period ended June 30, 1996 are set forth in Note 16 of Notes to Consolidated Financial Statements.

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

ITEM TWO - PROPERTIES

     The executive offices of the Company and the manufacturing facilities of Aeroflex Laboratories Incorporated, a subsidiary of the Company, occupying an aggregate of approximately 69,000 square feet, are located in premises which the Company owns in Plainview, Long Island, New York. An industrial development agency loan is secured by the premises, with an outstanding balance of approximately $146,000 at June 30, 1996.

     Aeroflex Laboratories Incorporated also leases manufacturing facilities in Farmingdale, Long Island, New York and Boca Raton, Florida of approximately 20,000 and 11,000 square feet, respectively. The annual rental of these properties is approximately $156,000 and $75,000 respectively.

     The Company's subsidiary, Aeroflex Lintek Corp., occupies approximately 8,500 square feet of space in Powell, Ohio. This property contains an annual rental of $43,000.

     The Company's subsidiary, MIC Technology Corporation, leases manufacturing facilities in Richardson, Texas and Pearl River, New York of approximately 29,000 and 38,000 square feet, respectively. The annual rental of these properties is approximately $164,000 and $148,000, respectively.

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

     In late November 1995, the Company and certain of its officers were named as defendants in an action in the Supreme Court of the State of New York, County of Nassau. This action was brought by an individual formerly employed by Aeroflex Laboratories, Inc. ("Aeroflex"), who seeks to recover damages in the amount of $3,000,000 that allegedly resulted from the termination of his employment in 1994.

     Although plaintiff alleges that he was promised future "indefinite" and "permanent" employment by Aeroflex, the written Employment Agreement which the plaintiff actually entered into with Aeroflex provided only for a definite term (the "Term") from January, 1994 through June 30, 1994, with either party having the right thereafter to terminate the contract on five business days prior written notice. Plaintiff's employment was terminated prior to June 30, 1994, but he was paid in full the amount he otherwise would have earned during the Term of the contract.

     Considering its various defenses and the nature of the damages being claimed, in the opinion of the management of the Company, the outcome of this action will not have a material adverse effect on the Company's consolidated financial statements.

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

                                                          Common Stock

                                                        High          Low
                                                        ----          ---

1994
First Quarter.....................................     $5.00        $3.75
Second Quarter....................................      4.75         3.63
Third Quarter.....................................      4.13         3.63
Fourth Quarter....................................      4.00         3.50

1995
First Quarter......................................     4.38         3.50
Second Quarter.....................................     4.88         3.63
Third Quarter .....................................     5.63         4.25
Fourth Quarter.....................................     5.00         3.88

1996
First Quarter......................................     5.13         3.50
Second Quarter.....................................     6.63         4.38
Third Quarter (through August 30)..................     6.13         4.63

     (b) As of August 30, 1996, there were approximately 1,300 record holders of the Company's Common Stock.

     (c) The Company has never paid any cash dividends on its Common Stock. There have been no stock dividends declared or paid by the Company on its Common Stock during the past three years. Future dividends, if any, will be dependent upon the earnings and financial position of the Company and such other factors as the Board of Directors shall deem appropriate. In addition, the Company's Revolving Credit and Term Loan Agreement, as amended, prohibits, and its 7-1/2% Senior Subordinated Convertible Debenture Indenture Agreement limits, it from paying cash dividends.

ITEM SIX - SELECTED FINANCIAL DATA

(In thousands except ratios and per share data)


                                                         Year ended June 30,
                                             1996          1995         1994          1993        1992
                                             ----          ----         ----          ----        ----

Earnings Statement Data(4)(5)
  Net Sales.............................  $ 74,367      $ 71,113      $ 65,602      $ 52,031   $ 48,109
  Income from
    Continuing Operations...............   (17,420)(1)(2)  6,587(4)(5)   5,850(6)      1,736        227
  Income from
    Discontinued Operations.............      -              462           187           500        635
  Extraordinary Item-Tax Benefit
    of Loss Carryovers (8)..............      -               -             -            -          143
  Net Income (Loss).....................   (17,420)        7,049         6,037(6)      2,236      1,005
  Income (Loss) from Continuing
    Operations Per Common Share
    and Common Share Equivalent
      Primary...........................   $ (1.46)(1)(2) $  .53(4)(5)  $  .55(6)     $  .20    $   .03
      Fully Diluted.....................              (3)    .52(4)(5)     .50(6)        .19        .03
  Net Income (Loss) Per Common
    Share and Common Share
    Equivalent
      Primary............................    (1.46)          .57           .57           .26        .12
      Fully Diluted......................          (3)       .55           .51           .24        .12
  Weighted Average Number of
    Common Shares and Common
    Share Equivalents Outstanding
      Primary............................   11,971        12,352        10,526         8,757      8,661
      Fully Diluted......................         (3)     14,249        12,401        10,920      8,661


                                                                   June 30,
                                             1996          1995         1994          1993        1992
                                             ----          ----         ----          ----        ----

Balance Sheet Data
  Working Capital........................ $ 24,736      $ 31,533      $ 28,572      $14,982     $ 15,751
  Total Assets...........................   81,169        71,936        71,016       60,185       62,473
  Long-term Debt
    (including current portion)..........   34,577        13,787        18,408       21,871       28,098
  Stockholders' Equity...................   30,472        46,344        39,571       27,208       25,025
Other Statistics (8)
  After Tax Profit Margin (Loss)
    (from continuing operations).........    (23.4)%(1)(2)   9.3%(4)(5)    8.9%(6)      3.3%         0.5%
  Return on Average Stockholders'
    Equity (from continuing
    operations)..........................    (45.4)%(1)(2)  15.3%(4)(5)   17.5%(6)      6.6%         0.9%

  Stockholders' Equity
    Per Share (9)                         $   2.49       $  3.95       $  3.37      $  3.14      $  2.87




(1) Includes $23,200,000 ($1.94 per share) for the year ended June 30, 1996, for the write-off of in-process research and development acquired in connection with the purchase of MIC Technology Corporation in March 1996.

(2) Includes a $437,000 net of tax, or $.04 per share gain on the sale of securities for the year ended June 30, 1996.

(3) As a result of the loss, all options, warrants and convertible debentures are anti-dilutive.

(4) Includes $2,000,000 ($.14 per share fully diluted and $.16 primary) of insurance proceeds received on the death of the former chairman.

(5) Includes a $1,494,000 net of tax restructuring charge ($.10 per share fully diluted and $.12 primary) for the consolidation of the Company's Puerto Rican operations into its domestic facilities.

(6) Includes income tax benefit of $1,716,000, or $.14 per share ($.16 per share primary), relating to the recognition of a portion of the Company's unrealized net operating loss carryforward in accordance with Statement of Financial Accounting Standards No. 109.

(7) See Note 4 to the Consolidated Financial Statements for a discussion of discontinued operations.

(8) In fiscal 1996, 1995, 1994, and 1993 the tax benefit from prior years' loss carryforwards was presented as a part of the provision for income taxes; in 1992 it was presented as an extraordinary item.

(9) Calculated by dividing stockholders' equity, at the end of the year, by the number of shares outstanding at the end of the year.


ITEM SEVEN - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Fiscal 1996 Compared to Fiscal 1995

Net sales increased to $74,367,000 in fiscal 1996 from $71,113,000 in fiscal 1995. The net loss was $(17,420,000) in fiscal 1996 including a one-time write-off of $23,200,000 for in-process research and development related to the purchase of MIC Technology Corporation ("MIC") and a net of tax gain of $437,000 on the sale of securities. Income from continuing operations for fiscal 1995 was $6,587,000 including $2,000,000 of insurance proceeds received on the death of the former chairman and a net of tax restructuring charge of $1,494,000 for the consolidation of the Company's Puerto Rico operations into its existing domestic facilities.

Net sales in the electronics segment increased to $58,523,000 for the year ended June 30, 1996 from $55,607,000 for the year ended June 30, 1995 primarily as a result of the acquisitions of MIC in March 1996 and Lintek, Inc. in January 1995 partially offset by reduced sales volume of scanning devices. MIC sales, since its acquisition, were approximately $6,200,000. Operating profits, exclusive of the special write-off of $23,200,000 in 1996 and the restructuring charge in 1995, were $8,112,000 and $8,103,000 for the years ended June 30, 1996 and 1995, respectively. The increase in sales was offset by lower profit margins, primarily in instrument products and magnetic motors, and increased selling, general and administrative costs.

Net sales in the isolator products segment increased to $15,844,000 for the year ended June 30, 1996 from $15,506,000 for the year ended June 30, 1995. The increase reflects higher sales volume of industrial and commercial isolators partially offset by decreased sales volume of military isolators. Operating profits decreased by $227,000 as a result of lower profit margins, as discussed below, partially offset by the increased sales volume and reduced selling, general and administrative costs as a result of the consolidation of facilities.

Cost of sales as a percentage of sales increased to 68.7% from 66.9% between the two years primarily as a result of inefficiencies in the final production runs of military isolators in the Company's Puerto Rican facility and start-up costs of the transition to the New Jersey facility. Selling, general and administrative costs (exclusive of the respective special charges) decreased to $15,379,000 from $15,752,000 as a result of cost savings from the consolidation of certain operations of the Company's Puerto Rican facility into the Company's other facilities.

Interest expense increased to $1,939,000 from $1,464,000 due to increased levels of borrowings required to purchase MIC. Interest and other income increased to $1,075,000 from $751,000 due to a securities related gain partially offset by lower interest income on reduced cash amounts which were used to acquire MIC.

The income tax provisions for the years ended June 30, 1996 and 1995 were different from the amounts computed by applying the U.S. Federal income tax rate to income before income taxes primarily as a result of the tax benefits of loss carryforwards (both unrealized and realized) and, for the year ended June 30, 1996, because of the non-deductibility of the $23,200,000 special charge, and for the year ended June 30, 1995, because of the non-taxable life insurance proceeds of $2,000,000.

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

Net sales in the isolator products segment increased to $15,506,000 for the year ended June 30, 1995 from $14,017,000 for the year ended June 30, 1994. The increase is attributable to higher sales volumes in all product areas within the segment - commercial, industrial and military. Operating profits, exclusive of the restructuring charge, increased by $220,000. The increase in volume was partially offset by an unfavorable change in the product mix and lower margins in the military isolator division.

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

The income tax provisions for the years ended June 30, 1995 and 1994 differed from the amounts computed by applying the U.S. Federal income tax rate to income from continuing operations before income taxes primarily as a result of the tax benefits of loss carryforwards (both realized and unrealized). In addition, the income tax provision for the year ended June 30, 1995 was further impacted by the non-taxable life insurance proceeds of $2,000,000.

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

Liquidity and Capital Resources

June 30, 1996 Compared To June 30, 1995

The Company's working capital at June 30, 1996 was $24,736,000 as compared to $31,533,000 at June 30, 1995. The current ratio decreased to 2.3 to 1 at June 30, 1996 from 3.5 to 1 at June 30, 1995. The decreases were primarily due to the decrease in cash and cash equivalent balances to $661,000 from $11,330,000, as a result of the MIC acquisition.

Cash provided from operating activities was $4,508,000 for the year ended June 30, 1996 and $8,300,000 for the year ended June 30, 1995 (including $2,000,000 of life insurance proceeds). Cash used by investing activities of $33,317,000 in 1996 was primarily for the acquisition of MIC Technology Corporation.

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

In March 1995, the Company adopted a plan to consolidate its Puerto Rican manufacturing operations into its existing facilities in New York and New
Jersey. The Company has ceased manufacturing operations in Puerto Rico. In connection with this restructuring, the Company recorded a charge to earnings of $1,150,000 and $519,000 in the third and fourth quarters of fiscal 1995, respectively, representing costs for abandonment of leasehold improvements, severance costs for approximately 100 employees, lease termination costs, write-down of excess equipment and other related costs. Approximately $597,000 of this amount were non-cash costs and approximately $100,000 remains unpaid at June 30, 1996.

As of March 15, 1996 the Company replaced a previous agreement with a revised revolving credit and term loan agreement with two banks which is secured by substantially all of the Company's assets not otherwise encumbered. The agreement provides for a revolving credit line of $22,000,000 and a term loan of $16,000,000. The revolving credit line expires in March 1999. The term loan is payable in quarterly installments of $900,000 with final payment on September 30, 2000. The interest rate on borrowings under this agreement is at various rates depending upon certain financial ratios, with the present rate substantially equivalent to the prime rate (8.25% at June 30, 1996) plus 3/4% on the revolving credit borrowings and 1% on the term loan borrowings. The terms of the agreement require compliance with certain covenants including minimum consolidated tangible net worth and pre-tax earnings, maintenance of certain financial ratios, limitations on capital expenditures and indebtedness and prohibition of the payment of cash dividends.

During June 1994, the Company completed a sale of $10,000,000 principal amount of 7-1/2% Senior Subordinated Convertible Debentures to non-U.S. persons. The debentures are due June 15, 2004 subject to prior sinking fund payments of 10%, 10%, 15% and 15% of the principal amount on September 15, 2000, 2001, 2002 and 2003, respectively. The debentures are convertible into the Company's common stock at a price of $5-5/8 per share. During the fiscal year 1996, $19,000 principal amount of debentures was converted.

Management of the Company believes that internally generated funds and available lines of credit will be sufficient for its working capital requirements, capital expenditure needs and the servicing of its debt for the fiscal year ending June 30, 1997. At June 30, 1996, the Company's available unused line of credit was $12,150,000.

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

The Company is involved in various other routine legal matters. Management believes the outcome of these matters will not have a materially adverse effect on the Company's consolidated financial statements.

The Company's backlog of orders at June 30, 1996 and 1995 was $37,457,000 and $34,681,000, respectively.

At June 30, 1996, the Company had net operating loss carryforwards of approximately $8,000,000 for Federal income tax purposes.

The Company is undergoing routine audits by various taxing authorities of several of its state and local income tax returns covering different periods from 1993 to 1995. Management believes that the probable outcome of these various audits should not materially affect the consolidated financial statements of the Company.

FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", must be adopted by the Company in fiscal 1997. Statement No. 121 requires, among other things, that long-lived assets held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management does not believe that the implementation of Statement No. 121 will have a material impact on the Company's consolidated financial statements.

ITEM EIGHT - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 The financial statements and supplementary data listed in the accompanying Index to Financial Statements and Schedules is attached as part of this report.

ITEM NINE - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

 The information required by Part III is incorporated by reference to the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in November 1996, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year ended June 30, 1996.

                                     PART IV

ITEM FOURTEEN - EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                AND REPORTS ON FORM 8-K

 (a) See Index to Financial Statements at beginning of attached financial statements.

 (b)  Reports on Form 8-K:

      None.

 (c)  Exhibits

 3.1 Certificate of Incorporation, as amended (Exhibit 3.1 of Annual Report on Form 10-K for the year ended June 30, 1987).

 3.2 By-Laws, as amended (Exhibit 3.2 of Annual Report on Form 10-K for the year ended June 30, 1987).

 4.1 Third Amended and Restated Loan and Security Agreement dated as of March 15, 1996 among the Registrant, certain of its subsidiaries, Chemical Bank and NatWest Bank, N.A. (Exhibit 10 of Report on Form 8-K dated March 19,
      1996).

 4.2 Indenture Agreement between Registrant and American Stock Transfer & Trust Company dated as of June 23, 1994 (Exhibit 4.2 of Annual Report on Form 10-K for the year ended June 30, 1994).

 10.1 1989 Non-Qualified Stock Option Plan, as amended (Exhibit 10.8 of Annual Report on Form 10-K for the year ended June 30, 1990).

 10.2 1994 Non-Qualified Stock Option Plan (Exhibit 10.2 of Annual Report on Form 10-K for the year ended June 30, 1994).

 10.3 1994 Outside Directors Stock Option Plan (Exhibit 10.3 of Annual Report on Form 10-K for the year ended June 30, 1994).

 10.4 Asset Purchase Agreement dated as of January 14, 1994 between Aeroflex Laboratories Incorporated and Marconi Circuit Technology Corporation (Exhibit 2 of Report on Form 8-K dated January 14, 1994).

 10.5 Common Stock Purchase Agreement dated as of February 13, 1996 and closed on March 19, 1996 among Aeroflex Acquisition Corp. (as assignee of the Registrant), MIC Technology Corporation and the stockholders of MIC Technology Corporation (Exhibit 2 of Report on Form 8-K dated March 19,
      1996).

 11   Computation of Earnings Per Common Share

 22   The following is a list of the Company's subsidiaries:

                                                  State of
            Name                                Incorporation
            ----                                -------------
        Aeroflex International Inc.               Delaware
        Aeroflex Laboratories Incorporated        Delaware
        Aeroflex Lintek Corp.                     Ohio
        Aeroflex Systems Corp.                    Delaware
        MIC Technology Corporation                Texas
        Vibration Mountings and Controls, Inc.    New York

   24   Consents of Independent Auditors

   The following undertakings are incorporated by reference into the Company's Registration Statements on Form S-8 (Registration Nos. 33-75496, 33-88868, and 33-88878).

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

   (3) Where interests in a plan are registered herewith, the undersigned registrant and plan hereby undertake to transmit or cause to be transmitted without charge, to any participant in the plan who makes a written request, a copy of the then latest annual report of the plan who makes a written request, a copy of the then latest annual report of the plan filed pursuant to Section 15
(d) of the Securities Exchange Act of 1934 (Form 11-K). If such report is filed separately on Form 11-K, such form shall be delivered upon written request. If such report is filed as a part of the registrant's annual report on Form 10-K, that entire report (excluding exhibits) shall be delivered upon written request. If such report is filed as a part of the registrant's annual report to stockholders delivered pursuant to paragraph (1) or (2) of this undertaking, additional delivery shall not be required.

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

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 20th day of September 1996.

                                          Aeroflex Incorporated

                                          By: /s/ Harvey R. Blau
                                          Harvey R. Blau, Chairman


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on September 20, 1996 by the following persons in the capacities indicated:


/s/ Harvey R. Blau                         Chairman of the Board
- ---------------------------                (Chief Executive Officer)
Harvey R. Blau

/s/ Michael Gorin                          President and Director
- ---------------------------                (Chief Financial Officer)
Michael Gorin

/s/ Leonard Borow                          Executive Vice President,
- ---------------------------                Secretary and Director
Leonard Borow                              (Chief Operating Officer)

/s/ Robert Bradley, Sr.                    Director
- ---------------------------
Robert Bradley, Sr.

/s/ Milton Brenner                         Director
- ----------------------------
Milton Brenner

/s/ Ernest E. Courchene, Jr.               Director
- ----------------------------
Ernest E. Courchene, Jr.

/s/ Jerome Fox                             Director
- ----------------------------
Jerome Fox

/s/ Donald S. Jones                        Director
- ----------------------------
Donald S. Jones

/s/ Eugene Novikoff                        Director
- ----------------------------
Eugene Novikoff

/s/ John S. Patton                         Director
- ----------------------------
John S. Patton

                              AEROFLEX INCORPORATED

                                AND SUBSIDIARIES



                       FINANCIAL STATEMENTS AND SCHEDULES

                 COMPRISING ITEM 8 OF ANNUAL REPORT ON FORM 10-K

                      TO SECURITIES AND EXCHANGE COMMISSION

                          AS OF JUNE 30, 1996 AND 1995

                                AND FOR THE YEARS

                       ENDED JUNE 30, 1996, 1995 AND 1994

                       FINANCIAL STATEMENTS AND SCHEDULES



               I  N  D  E  X                                     PAGE


  ITEM FOURTEEN (a)

1.  FINANCIAL STATEMENTS:

     Independent auditors' reports                               S-1-2

     Consolidated financial statements:

     Balance sheets - June 30, 1996 and 1995                     S-3-4

     Statements of operations - each of the three years
        in the period ended June 30, 1996                        S-5

     Statements of stockholders' equity - each of the
        three years in the period ended June 30, 1996            S-6

     Statements of cash flows - each of the three years
        in the period ended June 30, 1996                        S-7

     Notes (1-16)                                                S-8-20

     Quarterly financial data (unaudited)                        S-21


2.   FINANCIAL STATEMENT SCHEDULES:

     II - Valuation and qualifying accounts                      S-22



All other schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the financial statements or notes thereto.

                          Independent Auditors' Report


The Board of Directors and Stockholders of Aeroflex Incorporated
Plainview, New York

We have audited the accompanying consolidated balance sheets of Aeroflex Incorporated and subsidiaries as of June 30, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at item 14(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aeroflex Incorporated and subsidiaries as of June 30, 1996 and 1995 and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG PEAT MARWICK LLP


August 12, 1996
Jericho, New York

                         Independent Auditors' Report


To the Board of Directors and Stockholders of Aeroflex Incorporated Plainview, New York

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Aeroflex Incorporated (formerly ARX,
Inc.) and its subsidiaries for the year ended June 30, 1994. Our audit also included the financial statement schedule listed in the Index at item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects the results of operations and cash flows of Aeroflex Incorporated and subsidiaries for the year ended June 30, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

August 12, 1994
Jericho, New York

                            AEROFLEX INCORPORATED
                               AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS



ASSETS                                                      June 30,
                                                     1996           1995
                                                     ----           ----


Current Assets:
  Cash and cash equivalents                     $    661,000   $ 11,330,000

  Current portion of invested cash                      -           635,000

  Accounts receivable, less allowance for doubtful
    accounts of $354,000 and $437,000 at
    June 30, 1996 and 1995, respectively          23,336,000     18,898,000
  Income tax refund receivable                       926,000           -
  Inventories                                     16,916,000     12,330,000
  Deferred income taxes                            1,871,000        467,000
  Prepaid expenses and other current assets          554,000        605,000
                                                ------------   ------------

     Total Current Assets                         44,264,000     44,265,000

Invested Cash                                        603,000        677,000

Property, Plant and Equipment, net                14,854,000     13,859,000

Intangible Assets Acquired in Connection with
  the Purchase of Businesses, net of accumulated
  amortization of $516,000 and $299,000 at
  June 30, 1996 and 1995, respectively             8,707,000        518,000

Cost in  Excess  of Fair  Value of Net  Assets
  of  Businesses  Acquired,  net of
  accumulated amortization of $2,086,000 and
  $1,780,000 at June 30, 1996
  and 1995, respectively                          10,054,000     10,297,000

Deferred Income Taxes                                   -           589,000

Other Assets                                       2,687,000      1,731,000
                                                ------------   ------------
Total Assets                                    $ 81,169,000   $ 71,936,000
                                                ============   ============

                See notes to consolidated financial statements


                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


LIABILITIES AND STOCKHOLDERS' EQUITY
                                                          June 30,
                                                     1996           1995
                                                     ----           ----

Current Liabilities:
  Current portion of long-term debt             $  4,259,000   $  1,936,000

  Accounts payable                                 5,243,000      3,343,000

  Accrued expenses and other current liabilities   8,256,000      6,916,000
  Income taxes payable                             1,770,000        537,000
                                                ------------   ------------
       Total Current Liabilities                  19,528,000     12,732,000
                                                ------------   ------------
Long-Term Debt                                    20,337,000      1,851,000
                                                ------------   ------------
Deferred Income Taxes                                172,000           -
                                                ------------   ------------
Other Long-Term Liabilities                          679,000      1,009,000
                                                ------------   ------------
Senior Subordinated Convertible Debentures         9,981,000     10,000,000
                                                ------------   ------------


Commitments and Contingencies

Stockholders' Equity:
  Preferred stock, par value $.10 per share;
    authorized 1,000,000 shares:
    Series A Junior Participating Preferred
    stock, par value $.10 per share;
    authorized 150,000 shares                         -               -
  Common stock, par value $.10 per share;
    authorized 25,000,000 shares; issued
    12,380,000 and 11,818,000 shares at
    June 30, 1996 and 1995, respectively           1,238,000      1,182,000
  Additional paid-in capital                      57,820,000     56,101,000
  Accumulated deficit                            (28,004,000)   (10,584,000)
                                                ------------   ------------
                                                  31,054,000     46,699,000

  Less:  Treasury stock, at cost (129,000 and
    92,000 shares at June 30, 1996 and 1995,
    respectively)                                    582,000        355,000
                                                ------------   ------------

                                                  30,472,000     46,344,000
                                                ------------   ------------
Total Liabilities and Stockholders' Equity      $ 81,169,000   $ 71,936,000
                                                ============   ============

                See notes to consolidated financial statements


                     AEROFLEX INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Year Ended June 30,

                                               1996           1995           1994
                                               ----           ----           ----
Net Sales                                 $ 74,367,000   $ 71,113,000   $ 65,602,000
Cost of Sales                               51,070,000     47,542,000     45,168,000
                                          -------------  ------------   ------------
  Gross Profit                              23,297,000     23,571,000     20,434,000
Selling, General and Administrative Costs   15,379,000     15,752,000     14,214,000
Special Charge (Note 2)                     23,200,000           -              -
Restructuring Charge (Note 3)                     -         1,669,000           -
                                          -------------  ------------   ------------
  Operating Income (Loss)                  (15,282,000)     6,150,000      6,220,000
                                          -------------  ------------   ------------
Other Income (Expense)
  Life Insurance Proceeds (Note 13)               -         2,000,000           -
  Interest Expense                          (1,939,000)    (1,464,000)    (1,440,000)
  Other Income (including interest and
    dividends of $496,000, $669,000 and
    $163,000)                                1,075,000        751,000        264,000
                                          -------------  ------------   ------------
  Total Other Income (Expense)                (864,000)     1,287,000     (1,176,000)
                                          -------------  ------------   ------------
Income (Loss) From Continuing Operations
  Before Income Taxes                      (16,146,000)     7,437,000      5,044,000
Provision (Benefit) For Income Taxes         1,274,000        850,000       (806,000)**
                                          -------------  ------------   ------------

  Income (Loss) From Continuing Operations (17,420,000)     6,587,000      5,850,000
                                          -------------  ------------   ------------
Discontinued Operations (Note 4):
  Loss from operations of discontinued
    subsidiaries, net of income taxes             -              -          (187,000)
  Gain on disposal of subsidiaries,
    net of income taxes                           -           462,000        374,000
                                          -------------  ------------   ------------
  Income From Discontinued Operations             -           462,000        187,000
                                          -------------  ------------   ------------
Net Income (Loss)                         $(17,420,000)  $  7,049,000   $  6,037,000
                                          =============  ============   ============
Income (Loss) Per Common Share:
 Primary
  Continuing Operations                      $(1.46)        $  .53          $  .55**
  Discontinued Operations                       -              .04             .02
                                          -------------  ------------   ------------
  Net Income (Loss)                          $(1.46)        $  .57          $  .57
                                          =============  ============   ============
 Fully Diluted
  Continuing Operations                        *            $  .52          $  .50**
  Discontinued Operations                      *               .03             .01
                                          -------------  ------------   ------------
  Net Income                                   *            $  .55          $  .51
                                          =============  ============   ============
Weighted Average Number of Common
  Shares Outstanding
   Primary                                  11,971,000     12,352,000     10,526,000
                                          =============  ============   ============
   Fully Diluted                               *           14,249,000     12,401,000
                                          =============  ============   ============

* As a result of the loss, all options, warrants and convertible debentures are anti-dilutive.
** Includes income tax benefit of $1,716,000 relating to the recognition of a portion of the Company's unrealized net operating loss carryforward in accordance with Statement of Financial Accounting Standards No. 109.

               See notes to consolidated financial statements

                                              AEROFLEX INCORPORATED
                                               AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                    Years Ended June 30, 1996, 1995 and 1994

                                                                                 Retained
                                                                  Additional     Earnings
                                             Common Stock          Paid-in     (Accumulated          Treasury Stock
                            Total        Shares     Par Value      Capital        Deficit)         Shares        Cost
                            -----        ------     ---------     ----------    -----------        ------        ----


Balance, July 1, 1993   $ 27,208,000    8,724,000  $   872,000  $ 50,098,000  $ (23,670,000)       58,000   $   (92,000)
Stock Issued Upon
  Conversion of
  Debentures               6,131,000    3,050,000      305,000     5,826,000           -             -             -
Stock Issued Upon Exercise
  of Stock Options            64,000       25,000        3,000        61,000           -             -             -
Warrants Issued to
  Placement Agent            131,000         -            -          131,000           -             -             -
Net Income                 6,037,000         -            -             -         6,037,000          -             -
                         -----------  -----------  -----------   -----------    -----------       -------      --------
Balance, June 30, 1994    39,571,000   11,799,000    1,180,000    56,116,000    (17,633,000)       58,000       (92,000)
Treasury Stock Received
  from the Employee
  Stock Ownership Plan       (28,000)        -            -             -              -            7,000       (28,000)
Retirement of Treasury
  Stock                         -         (65,000)      (6,000)     (114,000)          -          (65,000)      120,000
Purchase of Treasury
  Stock                     (355,000)        -            -             -              -           92,000      (355,000)
Stock Issued Upon Exercise
  of Stock Options           107,000       84,000        8,000        99,000           -             -             -
Net Income                 7,049,000         -            -             -         7,049,000          -             -
                         -----------  -----------  -----------   -----------    -----------       -------      --------

Balance, June 30, 1995    46,344,000   11,818,000    1,182,000    56,101,000    (10,584,000)       92,000      (355,000)
Stock Issued Upon
  Conversion of
  Debentures                  19,000        3,000         -           19,000           -             -             -
Treasury Stock Received
  from the Employee
  Stock Ownership Plan      (285,000)        -            -             -              -           56,000      (285,000)
Stock Issued Upon Exercise
  of Stock Options           440,000      159,000       16,000       366,000           -          (19,000)       58,000
Stock and Warrants Issued
  to Acquire Business      1,074,000      300,000       30,000     1,044,000           -             -             -
Stock Issued in Connection
  with Bank Refinancing      300,000      100,000       10,000       290,000           -             -             -
Net Loss                 (17,420,000)        -            -             -       (17,420,000)         -             -
                         -----------  -----------  -----------  ------------  -------------       -------   -----------
Balance, June 30, 1996  $ 30,472,000   12,380,000  $ 1,238,000  $ 57,820,000  $ (28,004,000)      129,000   $  (582,000)
                         ===========  ===========  ===========  ============  =============       =======   ===========

                See notes to consolidated financial statements


                     AEROFLEX INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                       Year Ended June 30,
                                               1996           1995           1994
                                               ----           ----           ----

Cash Flows From Operating Activities:
  Net income (loss)                       $(17,420,000)  $  7,049,000   $  6,037,000
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
      Special charge                        23,200,000           -              -
      Gain from discontinued operations           -          (462,000)      (187,000)
      Depreciation and amortization          3,091,000      3,133,000      2,931,000
      Gain on sale of securities              (533,000)          -              -
      Deferred income taxes                   (461,000)       (13,000)    (1,450,000)
      Other                                   (112,000)       (69,000)       186,000
Change in operating assets and
    liabilities net of effects from
    purchase of businesses:
      Decrease (increase) in accounts
        receivable                          (2,220,000)    (1,965,000)    (2,091,000)
      Decrease (increase) in inventories    (2,654,000)     2,263,000        565,000
      Decrease (increase) in prepaid
        expenses and other assets               (6,000)      (279,000)      (459,000)
      Increase (decrease) in accounts
        payable, accrued expenses and
        other long-term liabilities            434,000     (1,232,000)       949,000
      Increase (decrease) in income
        taxes payable                        1,189,000       (125,000)      (774,000)
                                           -----------    -----------    -----------
Net Cash Provided By
  Operating Activities                       4,508,000      8,300,000      5,707,000
                                           -----------    -----------    -----------
Cash Flows From Investing Activities:
  Payment for purchase of businesses,
    net of cash acquired                   (35,190,000)      (536,000)    (5,650,000)
  Net cash provided by
    discontinued operations                       -         3,058,000      5,643,000
  Capital expenditures                      (1,687,000)    (2,919,000)    (2,205,000)
  Proceeds from sale of property,
    plant and equipment                      2,318,000        182,000         27,000
  Net proceeds from sale of securities         533,000           -              -
  Decrease in invested cash                    709,000        194,000      1,904,000
                                           -----------    -----------    -----------
Net Cash Used In
  Investing Activities                     (33,317,000)       (21,000)      (281,000)
                                           -----------    -----------    -----------
Cash Flows From Financing Activities:
  Net proceeds from debenture offering            -              -         9,220,000
  Borrowings under debt agreements          27,250,000        293,000      1,991,000
  Net debt repayments                       (9,210,000)    (5,232,000)    (8,593,000)
  Bank debt financing costs                   (403,000)          -          (230,000)
  Purchase of treasury stock                      -          (355,000)          -
  Proceeds from the exercise of stock
    options                                    503,000        107,000         64,000
                                           -----------    -----------    -----------
Net Cash Provided By (Used In)
  Financing Activities                      18,140,000     (5,187,000)     2,452,000
                                           -----------    -----------    -----------
Net Increase (Decrease) In Cash and
  Cash Equivalents                         (10,669,000)     3,092,000      7,878,000
Cash and Cash Equivalents At Beginning
  Of Year                                   11,330,000      8,238,000        360,000
                                           -----------    -----------    -----------
Cash and Cash Equivalents At End Of Year   $   661,000    $11,330,000    $ 8,238,000
                                           ===========    ===========    ===========

                See notes to consolidated financial statements

                     AEROFLEX INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                    Years Ended June 30, 1996, 1995 and 1994

 1. Summary of Significant Accounting Principles and Policies
    ---------------------------------------------------------
    Principles of Consolidation
    ---------------------------
    The accompanying consolidated financial statements include the accounts of Aeroflex Incorporated and its subsidiaries ("the Company"), all of which are wholly-owned. The Company has accounted for certain subsidiaries, namely telecommunication systems services (T-CAS Corp.) and commercial and custom envelopes (Huxley Envelope Corp.), as discontinued operations. These subsidiaries have not been consolidated as part of the Company's continuing operations (Note 4). All significant intercompany balances and transactions have been eliminated.

    Use of Estimates
    ----------------
    The preparation of financial statements in conformity with generally accepted accounting principles requires that management of the Company make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities. Among the more significant estimates included in the financial statements are the estimated costs to complete contracts in process. Actual results could differ from those estimates.

    Cash and Cash Equivalents
    -------------------------
    The Company considers all highly liquid investments having maturities of three months or less at the date of acquisition to be cash equivalents.

    Inventories
    -----------
    Inventories are stated at the lower of cost (first-in, first-out) or market.

    Financial Instruments
    ---------------------
    The fair values of all financial instruments, other than long-term debt and the convertible debentures (see Notes 9 and 10), approximate book values because of the short maturity of these instruments.

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

    Property, Plant and Equipment
    -----------------------------
    Property, plant and equipment are stated at cost less accumulated depreciation computed on a straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are amortized over the life of the lease or the estimated life of the asset, whichever is shorter.

    Research and Development Costs
    ------------------------------
    All research and development costs are charged to expense as incurred and are classified as selling, general and administrative costs. Research and development expenses were approximately $1,260,000, $2,389,000, and $694,000 during the fiscal years 1996, 1995 and 1994, respectively. See Note 2 for a discussion of purchased in-process research and development.

    Intangible Assets
    -----------------
    Intangible assets are recorded at cost, less accumulated amortization. The excess of purchase price over the fair value of tangible assets acquired is being amortized on a straight-line basis over a period of 40 years except for certain costs allocated to existing technology, workforce in-place, customer relationships and patents which are amortized over 13 to 15 years, the estimated remaining lives of the intangibles at the time they were acquired by the Company. The Company periodically evaluates the recoverability of the carrying value of its intangible assets and the related amortization periods. The Company assesses the recoverability of unamortized goodwill based on the undiscounted projected future earnings of the related businesses. As of June 30, 1996, the cost in excess of fair value of net assets of businesses acquired consists substantially of $8,934,000 related to the 1989 acquisition of Comstron Corporation, a manufacturer of frequency synthesizers, subsystems and components.

    Invested Cash
    -------------
    Invested cash consists of government securities and certificates of deposit, having original maturities of greater than three months, and is carried at cost, which approximates market.

    Income (Loss) Per Share
    -----------------------
    Income per share is computed based upon the weighted average number of common shares outstanding after giving effect to the assumed exercise of dilutive stock options and warrants and, for fully diluted purposes, the assumed conversion of debentures. Loss per share is computed based upon only the weighted average number of common shares outstanding.

    Income Taxes
    ------------
    The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", in fiscal 1993. Under SFAS No. 109, deferred tax assets and liabilities are measured based upon the differences between the financial accounting and tax bases of assets and liabilities.

    Reclassifications
    -----------------
    Reclassifications have been made to the 1995 and 1994 consolidated financial statements to conform to the 1996 presentation.

 2. Acquisition of Businesses
    -------------------------
    MIC
    ---
    Effective March 19, 1996, the Company acquired all of the outstanding stock of MIC Technology Corporation ("MIC") for approximately $36,000,000 of cash, 300,000 shares of common stock and warrants to purchase 400,000 shares of common stock (at exercise prices ranging from $7.05 to $7.50 per share). The purchase price was paid with available cash of approximately $9,000,000 and borrowings under the Company's bank loan agreement of approximately $27,000,000. The purchase agreement also provides for a contingent payment of $4,000,000 due in November 1997 based upon certain operating results over an eighteen month period ending August 1997. MIC manufactures high frequency thin film circuits and interconnects for miniaturized, high frequency, high performance electronic products for growing commercial markets such as wireless communications, satellite based communications hardware and high technology military electronics. The acquired company's net sales were approximately $25,000,000 for its fiscal year ended October 31, 1995.

    The Company commissioned an independent asset valuation study of acquired tangible and identifiable intangible assets to serve as a basis for allocation of the purchase price. Based on this study, the Company allocated the purchase price as follows:

          Net tangible assets                     $  6,237,000
          Identifiable intangible assets             8,406,000
          In-process research and developme         23,200,000
                                                  ------------
                                                  $ 37,843,000
                                                  ============


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

    Summarized below are the unaudited pro forma results of operations of the Company as if MIC had been acquired at the beginning of the fiscal periods presented. The $23,200,000 write-off has been included in the June 30, 1996 pro forma loss but not the June 30, 1995 pro forma income in order to provide comparability to the respective historical periods.

                                              Pro Forma Year Ended
                                                    June 30,

                                           1996               1995
                                           ----               ----
                                       (in thousands, except per share data)



    Net Sales                           $ 90,097             $ 95,300
    Income (Loss) From Continuing
      Operations                         (19,392)               6,729
    Net Income (Loss)                    (19,392)               7,191

    Earnings (Loss) Per Share
      Primary
        Continuing Operations           $ (1.62)             $    .53
        Net Income (Loss)                 (1.62)                  .56
      Fully Diluted
        Continuing Operations                *                    .51
        Net Income                           *                    .54

     * Due to the loss, all options, warrants and convertible debentures are anti-dilutive.

    Lintek
    ------
    In January 1995, the Company acquired substantially all of the net operating assets of Lintek, Inc. ("Lintek") for $537,000 plus contingent consideration based on the next five years' earnings to a maximum of an additional $675,000. An additional $63,000 of consideration was earned as of December 31, 1995 and paid in February 1996. Such amount, and any further contingent consideration earned, will be treated as cost in excess of fair value of net assets acquired. Lintek designs, develops and manufactures radar cross section and antenna pattern measurement systems for commercial and military applications, as well as surface penetrating radars. The acquired company's net sales were approximately $2,600,000 for the year ended December 31, 1994. On a pro forma basis, had the Lintek acquisition taken place as of the beginning of the periods presented, results of operations for those periods would not have been materially affected.

    Circuit Tech
    ------------
    Effective January 1, 1994, the Company acquired substantially all of the net operating assets of the microelectronics division of Marconi Circuit Technology Corporation ("Circuit Tech") for $5,650,000 and assumed liabilities of $3,115,000. The purchase was financed through borrowings under the Company's revolving line of credit agreement. The acquired division's net sales of microelectronic products were approximately $17,500,000 for the twelve months ended December 31, 1993.

    Summarized below are the unaudited pro forma results of operations of the Company as if Circuit Tech had been acquired at the beginning of the fiscal period presented:

                                         Pro Forma Year Ended
                                               June 30,
                                         ---------------------
                                                 1994
                                                 ----
                                 (in thousands, except per share data)

      Net Sales                              $ 73,757
      Income From
       Continuing Operations                    5,703
      Net Income                                5,890

      Earnings Per Share
       Primary
         Income From Continuing Operations     $  .54
         Net Income                               .56
       Fully Diluted
         Income From Continuing Operations        .48
         Net Income                               .50


    The pro forma financial information presented above for the MIC and Circuit Tech acquisitions is not necessarily indicative of either the results of operations that would have occurred had the acquisitions taken place at the beginning of the periods presented or of future operating results of the combined companies.

    The acquisitions have been accounted for as purchases and, accordingly, the acquired assets and liabilities assumed have been recorded at their estimated fair values at the respective dates of acquisition. The operating results of MIC, Lintek and Circuit Tech are included in the consolidated statements of operations from the respective acquisition dates.

 3. Restructuring Charge
    --------------------
    In March 1995, the Company adopted a plan to consolidate its Puerto Rican manufacturing operations into its existing facilities in New York and New Jersey. The Company has ceased manufacturing operations in Puerto Rico. In connection with this restructuring, the Company recorded a charge to earnings of $1,669,000 in fiscal 1995, representing costs of abandonment of leasehold improvements, severance costs for approximately 100 employees, lease termination costs, write-down of excess equipment and other related costs. Approximately $597,000 of this amount were non-cash costs and approximately $100,000 remains unpaid. Expenditures related to the restructuring have been consistent in all material respects with the original charges taken.

 4. Discontinued Operations
    -----------------------
    In November 1993, the Company sold substantially all of the net operating assets of its wholly-owned subsidiary, Huxley Envelope Corp. ("Huxley"), for $5,550,000. Huxley is a manufacturer of specialized envelopes for high-volume direct-mail users. The sale did not include Huxley's New York City manufacturing facility which was sold in the fourth quarter of fiscal 1995 for approximately $2,400,000. The sale of the facility, along with the resolution of certain other contingencies, resulted in a net of tax gain of $240,000.

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

    In September 1993, the Company entered into an agreement with the U.S. Air Force in full settlement of claims against the U.S. Air Force on two T-CAS telecommunication contracts. The settlement represents a final mutual release of all claims between the parties relative to these two contracts. In May 1995, the Company received $170,000 in settlement of another claim against a former customer. These settlements, together with other unrelated settlements of claims and adjustments of previously recorded loss reserves, resulted in after tax gains of $2,295,000 and $222,000, which were included in discontinued operations in the first quarter of fiscal 1994 and fourth quarter of fiscal 1995, respectively.

    Huxley and T-CAS have been reported as discontinued operations and, accordingly, the Company's equity earnings (loss) from these subsidiaries and the estimated gain (loss) on disposal, sale or discontinuance have been reported separately from continuing operations.

    The income from discontinued operations is as follows:


                                   Year Ended June 30,

                                  1995            1994
                                  ----            ----

    Operating Revenues:
        Huxley                  $    -        $  4,868,000
        T-CAS                        -           2,195,000
                                ------------  ------------
                                $    -        $  7,063,000
                                ============  ============

    Income (loss) from
      operations (net of taxes):
        Huxley                  $    -        $   (187,000)
                                ------------  ------------


    Estimated gain (loss)
      on disposition (net of tax):
        Huxley                       240,000    (1,921,000)
        T-CAS                        222,000     2,295,000
                                ------------  ------------
                                     462,000       374,000
                                ------------  ------------
    Income from discontinued
      operations                $    462,000  $    187,000
                                ============  ============


    Intercompany   interest   expense  has  been  allocated  to  the  loss  from
    discontinued   operations   based  upon  the  net  assets  of   discontinued
    operations.

 5. Invested Cash
    -------------
    Invested cash represents funds held in qualified Puerto Rican investments which enabled the Company to take advantage of reduced withholding taxes when the earnings from its subsidiary in Puerto Rico were repatriated. These funds are currently invested in government securities and certificates of deposit. Despite the cessation of operations in Puerto Rico, the funds will be maintained in such investments for the required statutory periods through the year 1999.

 6. Inventories
    -----------
    Inventories consist of the following:

                                                  June 30,
                                           1996                1995
                                           ----                ----

    Raw materials                     $  9,352,000        $  5,509,000
    Work-in-process                      5,301,000           3,398,000
    Finished goods                       2,263,000           3,423,000
                                      ------------        ------------
                                      $ 16,916,000        $ 12,330,000
                                      ============        ============

    Inventories include contracts-in-process of $2,269,000 and $1,076,000 at June 30, 1996 and 1995, respectively, which consist substantially of unbilled material, labor and overhead costs that are or were expected to be billed during the succeeding fiscal year.

 7. Property, Plant and Equipment
    -----------------------------
    Property, plant and equipment consists of the following:

                                                  June 30,
                                           1996                1995
                                           ----                ----
    Land                              $    725,000        $    725,000
    Building and leasehold
      improvements                      11,370,000          11,141,000
    Machinery, equipment, tools
      and dies                          17,293,000          18,494,000
    Furniture and fixtures               5,070,000           5,339,000
    Assets recorded under
      capital leases                     2,707,000           2,160,000
    Transportation equipment                63,000              59,000
                                      ------------        ------------
                                        37,228,000          37,918,000

    Less accumulated depreciation
      and amortization                  22,374,000          24,059,000
                                      ------------        ------------
                                      $ 14,854,000        $ 13,859,000
                                      ============        ============

    At June 30, 1996, the Company had a commitment of approximately $1,700,000 for the acquisition of machinery and equipment.

 8. Accrued Expenses and Other Current Liabilities
    ----------------------------------------------
    Accrued expenses and other current liabilities include accrued salaries, wages and other compensation of $2,789,000 and $2,380,000 at June 30, 1996 and 1995, respectively.

 9. Long-Term Debt and Credit Arrangements
    --------------------------------------
    Long-term debt consists of the following:


                                                   June 30,
                                           1996               1995
                                           ----               ----

    Revolving credit and term
      loan agreement (a)              $ 22,200,000        $       -
    Capitalized lease
      obligations (b)                    2,047,000           1,795,000
    Bank loans (c)                         187,000             822,000
    Equipment loan (d)                        -                900,000
    Other                                  162,000             270,000
                                      ------------        ------------
                                        24,596,000           3,787,000
    Less current maturities              4,259,000           1,936,000
                                      ------------        ------------
                                      $ 20,337,000        $  1,851,000
                                      ============        ============

    (a) As of March 15, 1996, the Company replaced a previous agreement with a revised revolving credit and term loan agreement with two banks which is secured by substantially all of the Company's assets. The agreement provides for a revolving credit line of $22,000,000, which expires on March 31, 1999, and a term loan of $16,000,000. The term loan is payable in quarterly principal installments of $900,000 with final payment on September 30, 2000. The interest rate on borrowings under this agreement is at various rates depending upon certain financial ratios, with the present rate substantially equivalent to the prime rate (8.25% at June 30, 1996) plus 3/4% on the revolving credit borrowings and 1% on the term loan outstandings. The Company paid a facility fee of $200,000 and 100,000 shares of common stock, and is required to pay a commitment fee of 1/2% per annum of the average unused portion of the revolving credit line.
    An additional payment of $125,000 is payable if the term loan is greater than $5,000,000 at December 31, 1997.

    The  terms  of the  agreement  require  compliance  with  certain  covenants including minimum consolidated tangible net worth and pretax earnings, maintenance of certain financial ratios, limitations on capital expenditures and indebtedness and prohibition of the payment of cash dividends. In connection with the purchase of commodities for use in manufacturing, the Company has a letter of credit facility of $1,600,000. At June 30, 1996, the Company's available unused line of credit was $12,150,000 after consideration of the letter of credit. The Company believes that the carrying amount of this debt approximates fair value since the interest rate is variable and the margins are consistent with those available to the Company under similar terms.

    (b) The Company has various capitalized lease obligations with financial institutions which have various terms through 2000 and interest rates ranging from 7.06% to 9.25%.

    (c) The Company has loans with a bank bearing interest at rates ranging from 6.13% to 6.38%. These loans mature at various dates through 1999 and are fully collateralized by the invested cash.

    (d) The Company had a loan with a financial institution bearing interest at a floating rate of 5/8% over the prime rate which was secured by certain machinery and equipment. The loan was fully repaid in July 1995.

        Aggregate long-term debt as of June 30, 1996 matures in each fiscal year as follows:

                  1997...............$ 4,259,000
                  1998...............  4,195,000
                  1999............... 12,861,000
                  2000...............  3,281,000                                                                 -----------
                  2001...............       -
                  Thereafter.........       -
                                     -----------
                                     $24,596,000
                                     ===========

    Interest paid was $1,584,000, $1,333,000 and $1,435,000 during the years ended June 30, 1996, 1995 and 1994, respectively.

10. Senior Subordinated Convertible Debentures
    ------------------------------------------
    During June 1994, the Company completed a sale of $10,000,000 principal amount of 7-1/2% Senior Subordinated Convertible Debentures to non-U.S. persons. The debentures are due June 15, 2004 subject to prior sinking fund payments of 10%, 10%, 15%, and 15% of the principal amount on September 15, 2000, 2001, 2002 and 2003, respectively. The debentures are convertible into the Company's common stock at a price of $5-5/8 per share. The Company may redeem the debentures at a price of 106% of the principal amount, declining by 1.5 points per year beginning June 15, 1997 to 100% at June 15, 2000 and thereafter. The net proceeds from the offering were used initially to retire certain bank indebtedness and for general working capital with excess proceeds placed in temporary short term bank related investments until ultimately  used  for  the  purchase  of MIC.  The  cost  of  issuing  these debentures, $947,000, included a 6% fee paid and 100,000 warrants, exercisable at $6.75 per share, issued to the placement agent. This amount is included in the Consolidated Balance Sheet under the caption "Other Assets" and is being amortized over the term of the debentures as interest expense. As of June 30, 1996, $19,000 principal amount of bonds has been converted into common stock. The Company estimates the fair value of the debentures as of June 30, 1996 to be approximately $11,229,000 based on quoted market prices.

    During fiscal 1993, the Company completed a sale of $6,870,000 of principal amount of 7% Convertible Senior Subordinated Debentures. During fiscal 1994, the Company called for redemption all of the outstanding debentures at 109% of the principal amount. The debentures were convertible into the Company's common stock at a price of $2.25 per share. All but $8,000 of the principal amount of debentures had been presented for conversion, resulting in the issuance of approximately 3,050,000 shares of common stock. The $8,000 was redeemed and the issue was retired.

11. Stockholders' Equity
    --------------------

    (a)  Stock Option Plans
         ------------------
    Under stock option plans approved by the Company's shareholders, options may be granted to purchase shares of the Company's common stock exercisable at prices equal to the fair market value on the date of grant. The Incentive Stock Option Plan, which expired in September 1991, provided for options which became exercisable in two or three equal annual installments beginning one year from the date of grant and expired five years from the date of grant. During 1990, the Company's shareholders approved the Non-Qualified Stock Option Plan which provides for options which become exercisable in one or more installments and expire five years from the date of grant. In December 1993, the Board of Directors adopted the Outside Director Stock Option Plan which provides for options to non-employee directors, which become exercisable in three installments and expire ten years from the date of grant. In November 1994, the shareholders approved this plan and the 1994 Non-Qualified Stock Option Plan which provides for options which become exercisable in one or more installments and expire five years from the date of grant.

    Additional information with respect to the Company's stock option plans is as follows:

                                      Shares          Shares
                       Range of        Under         Available
                       Exercise     Outstanding     for Future
                        Prices        Options         Options
                       --------     -----------     -----------

       Balance,
       July 1,
        1993          $1.50-$4.25   1,370,000         377,000
       Authorized          -             -            250,000
       Granted        $2.38-$4.70     440,000        (440,000)
       Canceled          $4.50        (60,000)         60,000
       Exercised      $2.25-$2.63     (25,000)           -
                      -----------   ----------       --------
       Balance,
       June 30,
        1994          $1.50-$4.70   1,725,000         247,000
       Authorized          -             -          1,500,000
       Granted        $3.88-$4.18   1,160,000      (1,160,000)
       Canceled       $2.63-$3.88    (209,000)        100,000
       Exercised      $2.25-$3.63     (84,000)           -
                      -----------   ----------       --------
       Balance,
       June 30,
        1995          $1.50-$4.70   2,592,000         687,000
       Granted        $3.75-$5.38     685,000        (685,000)
       Canceled       $2.63-$3.88     (68,000)         68,000
       Exercised      $2.25-$3.88    (191,000)           -
                      -----------   ----------       --------
       Balance,
       June 30,
        1996          $1.50-$5.38   3,018,000          70,000
                      ===========   ==========       ========

    At June 30, 1996 options to purchase approximately 2,092,000 shares were exercisable at prices ranging from $1.50 to $4.95.

    The Company has also issued to employees, who are not executive officers, options to purchase 275,000 shares of common stock exercisable at $4.00 per share that are not under an approved plan.

    In October 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 123, "Accounting for Stock-Based Compensation," which must be adopted by the Company in fiscal 1997. The Company has chosen not to implement the fair value based accounting method for employee stock options, but has elected to disclose, commencing with the fiscal 1997 Annual Report, the pro forma net income and earnings per share as if such method had been used to account for stock-based compensation cost as described in Statement No. 123.

    (b)  Shareholders' Rights Plan
         -------------------------
    In August 1988, the Company's Board of Directors approved a Shareholders' Rights Plan which provided for a dividend distribution of one right for each share to holders of record of the Company's common shares on August 31, 1988. The rights will become exercisable only in the event a person or group accumulates 20 percent or more of the Company's common shares, or if any person or group announces an offer which would result in it owning 20 percent or more of the common shares. The rights will expire August 30, 1998. Each right will entitle the holder to buy one one-hundredth of a share of a new series of Series A Junior Participating Preferred Stock of the Company at the price of $25. In addition, upon the occurrence of a merger or other business combination, or the acquisition by a person or group ("Acquiring Person") of 25 percent or more of the common shares, holders of the rights, other than the Acquiring Person, will be entitled to purchase either common shares of the Company or common shares of the Acquiring Person at half their market value.

    The Company will be entitled to redeem the rights for $0.01 per right at any time until the tenth day following a public announcement of the acquisition of a 20 percent position in its common shares.

12. Income Taxes
    -------------
    The provision (benefit) for income taxes consists of the following:


                                          Year Ended June 30,
                                     1996          1995          1994
                                     ----          ----          ----

       Current:
         Federal                 $ 1,166,000   $   307,000   $   229,000
         State and local             569,000       454,000       379,000
         U.S. Territory                 -          102,000        36,000
                                 -----------   -----------   -----------
                                   1,735,000       863,000       644,000
                                 -----------   -----------   -----------
       Deferred:
         Federal                    (776,000)       43,000    (1,238,000)
         State and local             201,000       (54,000)     (275,000)
         U.S. Territory              114,000        (2,000)       63,000
                                 -----------   -----------   -----------
                                    (461,000)      (13,000)   (1,450,000)
                                 -----------   -----------   -----------
                                 $ 1,274,000   $   850,000   $  (806,000)
                                 ===========   ===========   ===========

    The provision (benefit) for income taxes varies from the amount computed by applying the U.S. Federal income tax rate to income (loss) from continuing operations before income taxes as a result of the following:

                                          Year Ended June 30,
                                     1996          1995          1994
                                     ----          ----          ----
       Tax at statutory rate     $(5,490,000)  $ 2,529,000   $ 1,715,000
       Non-deductible special
        charge (Note 2)            7,888,000          -             -
       Utilization of net
        operating loss
        carryforwards             (1,437,000)   (1,702,000)   (1,105,000)
       Reassessment of valuation
        allowance                       -             -       (1,716,000)
       State, local and U.S.
        Territory income tax         376,000       392,000       318,000
       Exemption of Puerto Rican
        subsidiary's earnings from
        U.S. Federal income tax         -          (17,000)     (540,000)
       Withholding tax on
        repatriation of
        Puerto Rican source
        earnings                        -           33,000       209,000
       Alternative minimum
        tax                             -           97,000       156,000
       Utilization of capital
         loss carryforwards         (181,000)         -             -
       Amortization of goodwill      104,000       104,000       104,000
       Officers' life insurance
        premiums and (proceeds)       21,000      (658,000)       46,000
       Other                          (7,000)       72,000         7,000
                                  ----------   -----------   -----------
                                  $1,274,000   $   850,000   $  (806,000)
                                  ==========   ===========   ===========

    At June 30, 1996 and 1995 the deferred tax assets and liabilities consisted of:

                                                             June 30,
                                                       1996            1995
                                                       ----            ----
       Accounts receivable                         $    139,000    $    154,000
       Inventories                                    1,604,000       2,239,000
       Accrued expenses                                 128,000         169,000
       Less valuation allowance                            -         (1,371,000)
                                                   ------------    ------------
         Current assets                               1,871,000       1,191,000
       Tollgate taxes                                      -           (724,000)
                                                   ------------    ------------
         Net current assets                           1,871,000         467,000
                                                   ------------    ------------
       Other long-term liabilities                      155,000         358,000
       Unrealized capital loss                        1,315,000       1,598,000
       Tax loss carryforwards                         2,972,000       5,319,000
       Tax credit carryforwards                       2,449,000       1,530,000
       Capital loss carryforwards                     1,670,000       2,768,000
       Less valuation allowance                      (3,884,000)     (9,588,000)
                                                   ------------    ------------
         Non-current assets                           4,677,000       1,985,000
                                                   ------------    ------------
       Property, plant and equipment                   (966,000)     (1,169,000)
       Intangibles                                   (3,838,000)       (215,000)
       Other                                            (45,000)        (12,000)
                                                   ------------    ------------
         Long-term liabilities                       (4,849,000)     (1,396,000)
                                                   ------------    ------------
         Net non-current assets (liabilities)          (172,000)        589,000
                                                   ------------    ------------
           Total                                   $  1,699,000    $  1,056,000
                                                   ============    ============

    In accordance with SFAS No. 109, the Company records a valuation allowance against deferred tax assets if it is more likely than not that some or all of the deferred tax asset will not be realized. The income tax benefit for the year ended June 30, 1994 included $1,716,000 related to a decrease in the valuation allowance against unrealized tax loss carryforwards, since it was considered more likely than not that such assets would be realized. The valuation allowance decreased by $7,075,000 during fiscal 1996 primarily as a result of the acquisition of MIC and the utilization of net operating loss carryforwards. In connection with the acquisition of MIC (Note 2), the Company recorded approximately $3,800,000 of deferred tax liabilities related to identifiable intangible assets which are not deductible for tax purposes. Concurrently, the Company reduced its valuation allowance against its deferred tax assets by the same amount to recognize the net operating loss carryforwards that can offset these deferred tax liabilities.

    At June 30, 1996, the Company had net operating loss carryforwards of approximately $8,000,000 for Federal income tax purposes which expire through 2006.

    For fiscal 1995 and prior years, the earnings of Aeroflex International, Inc. (the Company's Puerto Rican subsidiary) were substantially exempt from United States income taxes. These earnings were also partially exempt from Puerto Rican income taxes. As a result of the consolidation of the Company's Puerto Rican operations into its domestic facilities (Note 3), the Company no longer has this partial exemption from income taxes.

    The Company is undergoing routine audits by various taxing authorities of several of its state and local income tax returns covering different periods from 1993 to 1995. Management believes that the probable outcome of these various audits should not materially affect the consolidated financial statements of the Company.

    The Company made income tax payments of $588,000, $1,004,000 and $1,432,000 and received refunds of $268,000, $16,000 and $9,000 during the years ended June 30, 1996, 1995 and 1994, respectively.

13. Employment Contracts and Life Insurance Proceeds
    ------------------------------------------------

    In July 1994, the Company entered into employment agreements with certain of its officers for the period July 1, 1994 through June 30, 1999 with annual remuneration ranging from $200,000 to $250,000, plus cost of living adjustments and additional compensation based upon earnings of the Company. Future aggregate minimum payments under these contracts are $739,000 per year. In addition, these officers have the option to terminate their employment agreements upon change in the present control of the Company, as defined, and receive lump sum payments equal to three times annual compensation, as defined.

    During fiscal 1995, the Company received $2,000,000 of insurance proceeds on the death of the Company's former chairman.

14. Employee Benefit Plans
    ----------------------

    The Company had established an Employee Stock Ownership Plan ("the ESOP") which covered substantially all employees not covered by collective bargaining agreements and who meet certain service requirements. The annual contribution to the ESOP was determined by the Company's Board of Directors. For the plan years ended December 31, 1995, 1994 and 1993 the Board of Directors did not elect to make a contribution to the ESOP. During 1995, the Company received a favorable determination letter from the Internal Revenue Service for the termination of the ESOP and completed the formal termination of the ESOP in December 1995.

    The Aeroflex Incorporated Employees' 401(k) Plan ("the ARX 401(k)") was established pursuant to Section 401(k) of the Internal Revenue Code. All employees of the Company and certain subsidiaries who are not members of a collective bargaining agreement may participate in the ARX 401(k). Each participant has the option to contribute a portion of his or her compensation.

    For each of the 1996, 1995 and 1994 calendar years, the Board of Directors has elected to provide an employer contribution, which vests immediately, equal to 30% of employee contributions subject to certain limitations. The ARX 401(k) expense for the fiscal years ended June 30, 1996, 1995 and 1994 was $230,000, $219,000, and $160,000, respectively.

    Employees of MIC Technology, who are excluded from the ARX 401(k), are eligible to participate in the MIC 401(k) Plan and MIC Profit Sharing Plan ("the MIC Plans"). In addition to contributing a portion of his or her compensation and receiving an employer contribution, eligible employees also receive an allocation of a discretionary share of the MIC Technology profits. The MIC Plans' expense was $76,000 for the period from acquisition to June 30, 1996.

    Effective January 1, 1994, the Company established a Supplemental Executive Retirement Plan ("the SERP") which provides retirement, death and disability benefits to certain of its officers. The SERP expense for the fiscal years ended June 30, 1996 and 1995 was $217,000 and $347,000, respectively.

15. Commitments and Contingencies
    -----------------------------
    a.  Operating Leases
        ----------------
    Several of the Company's operating facilities and certain machinery and equipment are leased under agreements expiring through 2003. The leases for machinery and equipment generally contain options to purchase at the then fair market value of the related leased assets.

    Future minimum payments under operating leases as of June 30, 1996 are as follows for the fiscal years:


                   1997...............$ 1,232,000
                   1998...............    975,000
                   1999...............    603,000
                   2000...............    500,000
                   2001...............    481,000
                   Thereafter.........    908,000
                                      -----------
                                      $ 4,699,000
                                      ===========

    Rental expense was $790,000, $837,000 and $647,000 during the fiscal years 1996, 1995 and 1994, respectively.

    b.  Legal Matters
        -------------
    A subsidiary of the Company whose operations were discontinued in 1991, is one of several defendants named in a personal injury action initiated in August, 1994, by a group of plaintiffs. The plaintiffs are seeking damages which cumulatively may exceed $500 million. The complaint alleges, among other things, that the plaintiffs suffered injuries from exposure to substances contained in products sold by the subsidiary to one of its customers. Considering its various defenses, together with its product liability insurance, in the opinion of management of the Company the outcome of the action against its subsidiary will not have a materially adverse effect on the Company's consolidated financial statements.

    The Company is involved in various other routine legal matters. Management believes the outcome of these matters will not have a materially adverse effect on the Company's consolidated financial statements.

16. Business Segments
    -----------------
    The Company's business segments of continuing operations and major products included in each segment, are as follows:

    Electronics:                        Isolator Products:
    ------------                        -----------------
    a) Microelectronics (Circuit        a) Commercial spring and rubber
       Technology and MIC Technology)      isolators (VMC)
    b) Instrument products              b) Industrial spring and rubber
       (Comstron and  Lintek)              isolators (Korfund)
    c) Motion Control Systems           c) Military wire-rope isolators
       - Scanning devices                   (Aeroflex International)
       - Stabilization and tracking
         devices
       - Magnetic devices
       - Electronic control systems

    The Company is a manufacturer of advanced technology systems and components primarily for government and defense contractors. Approximately 65%, 74% and 72% of the Company's sales for the fiscal years 1996, 1995 and 1994, respectively, were to agencies of the United States government or to prime defense contractors or subcontractors of the United States government.

                                                     Year Ended June 30,
     Business Segment Data:                   1996           1995           1994
                                              ----           ----           ----
     Net sales:
       Electronics                        $ 58,523,000   $ 55,607,000   $ 51,585,000
       Isolator Products                    15,844,000     15,506,000     14,017,000
                                          ------------   ------------   ------------
         Net sales                        $ 74,367,000   $ 71,113,000   $ 65,602,000
                                          ============   ============   ============
     Operating profit (loss):
       Electronics                        $  8,112,000   $  8,103,000   $  6,315,000
       Isolator Products                     2,150,000      2,377,000      2,157,000
       General corporate expenses           (2,344,000)    (2,661,000)    (2,252,000)
                                          ------------   ------------   ------------
                                             7,918,000      7,819,000      6,220,000
       Special Charge (1)                  (23,200,000)          -              -
       Restructuring costs (2)                    -        (1,669,000)          -
       Interest expense                     (1,939,000)    (1,464,000)    (1,440,000)
       Interest and other income             1,075,000      2,751,000        264,000
                                          ------------   ------------   ------------
         Income (loss) from continuing
          operations before income taxes  $(16,146,000)  $  7,437,000   $  5,044,000
                                          ============   ============   ============
     Identifiable assets:
       Electronics                        $ 66,799,000   $ 48,055,000   $ 45,068,000
       Isolator Products                     9,752,000     10,159,000     11,244,000
       Corporate                             4,618,000     13,722,000     14,704,000
                                          ------------   ------------   ------------
         Total assets                     $ 81,169,000   $ 71,936,000   $ 71,016,000
                                          ============   ============   ============
     Capital expenditures:
       Electronics                        $  1,363,000   $  2,348,000   $  1,914,000
       Isolator Products                       315,000        554,000        289,000
       Corporate                                 9,000         17,000          2,000
                                          ------------   ------------   ------------
         Total capital expenditures       $  1,687,000   $  2,919,000   $  2,205,000
                                          ============   ============   ============
     Depreciation and amortization
      expense:
       Electronics                        $  2,447,000   $  2,388,000   $  2,064,000
       Isolator Products                       535,000        717,000        840,000
       Corporate                               109,000         28,000         27,000
                                          ------------   ------------   ------------
         Total depreciation and
          amortization                    $  3,091,000   $  3,133,000   $  2,931,000
                                          ============   ============   ============



    (1) The special charge for the write-off of in-process research and development acquired in the purchase of MIC Technology is allocable fully to the electronics segments.
    (2) Approximately 35% and 65% of the restructuring charge is allocable to the electronics and isolator products segments, respectively.

Quarterly Financial Data (Unaudited):
- ------------------------------------
(In thousands except per share data and footnotes)

                                             Quarter                    Year Ended
1996                          First     Second     Third      Fourth      June 30
- ----                          -----     ------     -----      ------    -----------


Net Sales                   $ 13,149   $ 15,195   $ 15,956   $ 30,067   $ 74,367
Gross Profit                   4,069      4,560      5,016      9,652     23,297
Net Income (Loss) (1)(2)    $    607   $    998   $(22,084)  $  3,059   $(17,420)
                            ========   ========   ========   ========   ========
Income (Loss) Per Share:
  Primary (1)(2)              $  .05     $  .08     $(1.85)    $  .23     $(1.46)
                            ========   ========   ========   ========   ========
  Fully Diluted     (2)       $  .05     $  .08        (3)     $  .21        (3)
                            ========   ========              ========


                                            Quarter                     Year Ended
1995                          First     Second     Third      Fourth      June 30
- ----                          -----     ------     -----      ------    -----------

Net Sales                   $ 14,027   $ 15,821   $ 19,750   $ 21,515   $ 71,113
Gross Profit                   4,385      5,052      6,762      7,372     23,571
Income From
  Continuing Operations     $    715   $  3,084   $    683   $  2,105   $  6,587
    (4)(5)
Income From Discontinued
  Operations                    -          -          -           462        462

                            --------   --------   --------   --------   --------
Net Income                  $    715   $  3,084   $    683   $  2,567   $  7,049
                            ========   ========   ========   ========   ========
Income Per Share:
  Primary:
    Continuing Operations    $ .06      $ .25      $ .06      $ .17      $ .53
      (4)(5)
    Discontinued Operations     -          -          -         .04        .04
                            --------   --------   --------   --------   --------
    Net Income               $ .06      $ .25      $ .06      $ .21      $ .57
                            ========   ========   ========   ========   ========
  Fully Diluted:
    Continuing Operations    $ .06      $ .23      $ .06      $ .16      $ .52
      (4)(5)
    Discontinued Operations     -          -          -         .03        .03
                            --------   --------   --------   --------   --------
    Net Income               $ .06      $ .23      $ .06      $ .19      $ .55
                            ========   ========   ========   ========   ========

(1) Includes $23,200,000 ($1.94 per share) for the year and quarter ended March 31, 1996, for the write-off of in-process research and development acquired in connection with the purchase of MIC Technology Corporation.
(2) Includes a $437,000 net of tax, or $.04 per share, gain on the sale of securities for the year ended June 30, 1996 and $339,000 net of tax, or $.02 primary and fully diluted, for the quarter ended June 30, 1996.
(3) As a result of the loss, all options, warrants and convertible debentures are anti-dilutive.
(4) Includes $2,000,000 ($.14 per share fully diluted and $.16 primary) for the quarter ended December 31, 1994 and year ended June 30, 1995 of insurance proceeds received on the death of the former chairman.
(5) Includes a $1,494,000 net of tax restructuring charge ($.10 per share fully diluted and $.12 primary) for the year ended June 30, 1995 for the consolidation of the Company's Puerto Rican operation into its domestic facilities. The net of tax charge was $1,035,000 ($.07 per share fully diluted and $.08 primary) and $459,000 ($.03 per share fully diluted and $.04 primary) for the quarters ended March 31, 1995 and June 30, 1995, respectively.


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

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


Column A                 Column B          Column C          Column D      Column E
                                           Additions
                                     ---------------------
                                                 Charged
                         Balance at  Charged to  to other                  Balance at
                         beginning   costs and   accounts    Deductions      end of
Description              of period   expenses    -describe   -describe       period
- -----------              ----------  ----------  ----------  ----------      ----------


YEAR ENDED JUNE 30, 1996:

Allowance for doubtful
  accounts              $  437,000   $  (55,000)  $    -     $    28,000(A)  $  354,000
                        ==========   ==========   ==========  ==========     ==========
Reserve for inventory
  obsolescence          $4,380,000   $  497,000   $    -     $   617,000(B)  $4,260,000
                        ==========   ==========   ==========  ==========     ==========

YEAR ENDED JUNE 30, 1995:

Allowance for doubtful
  accounts              $  434,000  $   10,000    $     -     $   7,000(A)   $  437,000
                        ==========   ==========   ==========  ==========     ==========
Reserve for inventory
  obsolescence          $3,478,000  $  968,000    $     -     $   66,000(B)  $4,380,000
                        ==========   ==========   ==========  ==========     ==========
YEAR ENDED JUNE 30, 1994:

Allowance for doubtful
  accounts              $  283,000  $  173,000    $     -     $   22,000(A)$    434,000
                        ==========   ==========   ==========  ==========     ==========
Reserve for inventory
  obsolescence          $2,467,000  $1,069,000    $     -     $   58,000(B)  $3,478,000
                        ==========   ==========   ==========  ==========     ==========


Note: (A) - Net write-offs of uncollectible amounts.
      (B) - Write-off of inventory.
