Form 10-Q
period 1996-09-30
AEROFLEX INC
filed 1996-11-13
CIK 2601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q



              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1996
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

   November 12, 1996     12,440,986 (excluding 109,456 shares held in treasury)
       (Date)                             (Number of Shares)

NOTE:  THIS IS PAGE 1 OF A DOCUMENT CONSISTING OF 14 PAGES.

                              AEROFLEX INCORPORATED

                                AND SUBSIDIARIES


                                      INDEX

                                                        PAGE

PART I:  FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS
 September 30, 1996 and June 30, 1996                    3-4

CONSOLIDATED STATEMENTS OF OPERATIONS
 Three Months Ended September 30, 1996 and 1995            5

CONSOLIDATED STATEMENTS OF CASH FLOWS
 Three Months Ended September 30, 1996 and 1995            6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS               7-9

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS
    Three Months Ended September 30, 1996 and 1995     10-11

PART II:  OTHER INFORMATION

ITEM 1 Legal Proceedings                                  12

ITEM 4 Submission of Matters to a Vote of Security
       Holders                                            12
ITEM 6 Exhibits and Reports on Form 8-K                   13

SIGNATURES                                                14

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                               September 30,       June 30,
                                                   1996             1996
                                               -------------       --------

ASSETS

Current assets:
 Cash and cash equivalents                    $    837,000     $    661,000
 Accounts receivable less allowance for
   doubtful accounts of $361,000 and $354,000   17,164,000       23,336,000
 Income tax refund receivable                       -               926,000
 Inventories                                    18,142,000       16,916,000
 Deferred income taxes                           1,871,000        1,871,000
 Prepaid expenses and other current assets       1,062,000          554,000
                                              ------------     ------------
   Total Current Assets                         39,076,000       44,264,000

Invested cash                                      595,000          603,000
Property, plant and equipment, at cost, net     14,650,000       14,854,000
Intangible assets acquired in connection with
  the purchase of businesses, net                8,530,000        8,707,000
Costs in excess of fair value of net assets
  of businesses acquired, net                    9,976,000       10,054,000
Other assets                                     2,625,000        2,687,000
                                              ------------     ------------
                                              $ 75,452,000     $ 81,169,000
                                              ============     ============


              See notes to consolidated financial statements

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (continued)


                                             September 30,     June 30,
                                                 1996            1996
                                             --------------    --------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt           $  4,251,000    $  4,259,000
  Accounts payable                               3,564,000       5,243,000
  Accrued expenses and other current liabilities 7,732,000       8,256,000
  Income taxes payable                           1,224,000       1,770,000
                                              ------------     -----------
    Total Current Liabilities                   16,771,000      19,528,000
                                              ------------     -----------
Long-term debt                                  16,263,000      20,337,000
                                              ------------     -----------
Deferred income taxes                              172,000         172,000
                                              ------------     -----------
Other long-term liabilities                        678,000         679,000
                                              ------------     -----------
7-1/2% Senior Subordinated Convertible
  Debentures                                     9,981,000       9,981,000
                                              ------------     -----------

Stockholders' equity:
 Preferred stock, par value $.10 per share;
   authorized 1,000,000 shares:
   Series A Junior Participating Preferred
   Stock, par value $.10 per share,
   authorized 150,000 shares                         -                -
 Common stock, par value $.10 per share;
  authorized 25,000,000 shares; issued
  12,550,000 and 12,380,000 shares               1,255,000       1,238,000
 Additional paid-in capital                     58,190,000      57,820,000
 Accumulated deficit                           (27,353,000)    (28,004,000)
                                              ------------    ------------
                                                32,092,000      31,054,000

Less:  Treasury stock, at cost (109,000 and
  129,000 shares)                                  505,000         582,000
                                              ------------    ------------

                                                31,587,000      30,472,000
                                              ------------    ------------
                                              $ 75,452,000    $ 81,169,000
                                              ============    ============

              See notes to consolidated financial statements

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                              Three Months Ended
                                                 September 30,
                                             --------------------
                                             1996               1995
                                             ----               ----

Net Sales                                 $ 19,061,000       $ 13,149,000
Cost of Sales                               12,783,000          9,080,000
                                          ------------       ------------
  Gross Profit                               6,278,000          4,069,000
Selling, General and Administrative Costs    4,480,000          3,178,000
                                          ------------       ------------
  Operating Income                           1,798,000            891,000
                                          ------------       ------------
Other Expense (Income)
  Interest expense                             810,000            303,000
  Interest and other income                    (46,000)          (170,000)
                                          ------------       ------------
  Total Other Expense (Income)                 764,000            133,000
                                          ------------       ------------
Income Before Income Taxes                   1,034,000            758,000
Provision for Income Taxes                     383,000            151,000
                                          ------------       ------------
Net Income                                $    651,000       $    607,000
                                          ============       ============

Net Income per Common Share and Common
  Share Equivalent                               $ .05              $ .05
                                                 =====              =====

Weighted Average Number of Common
 Shares and Common Share Equivalents
   Outstanding                              13,483,000         12,714,000
                                          ============       ============

              See notes to consolidated financial statements

                                       -5-

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Three Months Ended
                                                     September 30,
                                                  --------------------
                                                   1996           1995
                                                   ----           ----


CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                     $   651,000     $   607,000
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                  1,069,000         734,000
   Deferred income taxes                               -           (163,000)
   Other                                              6,000          36,000
 Change in operating assets and liabilities:
   Decrease (increase) in accounts receivable     6,166,000       2,904,000
   Decrease (increase) in inventories            (1,226,000)     (1,140,000)
   Decrease (increase) in prepaid expenses, income
    tax refund receivable and other assets          479,000        (600,000)
   Increase (decrease) in accounts payable, accrued
    expenses and other long-term liabilities     (2,204,000)     (1,525,000)
   Increase (decrease) in income taxes payable     (262,000)        199,000
                                                -----------     -----------

NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                             4,679,000       1,052,000
                                                -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net cash provided by
   discontinued operations                             -             80,000
  Proceeds from sale of property, plant
   and equipment                                       -            100,000
  Capital expenditures                             (610,000)       (322,000)
  Other                                               8,000          19,000
                                                -----------     -----------

NET CASH PROVIDED BY (USED IN)
 INVESTING ACTIVITIES                              (602,000)       (123,000)
                                                -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Debt repayments                                (4,082,000)       (990,000)
  Proceeds from the exercise of stock options       181,000         335,000
                                                -----------     -----------

NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                            (3,901,000)       (655,000)
                                                -----------     -----------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                              176,000         274,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD    661,000      11,330,000
                                                -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $   837,000     $11,604,000
                                                ===========     ===========

              See notes to consolidated financial statements

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 1.  Basis of Presentation
     ---------------------
     The consolidated balance sheet of Aeroflex Incorporated and Subsidiaries ("the Company") as of September 30, 1996 and the related consolidated statements of operations for the three months ended September 30, 1996 and 1995 and the statements of cash flows for the three months ended September 30, 1996 and 1995 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1996 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1996 annual report to shareholders. There have been no changes of significant accounting policies since June 30, 1996.

     Certain reclassifications have been made to previously reported financial statements to conform to current classifications.

     Results of operations for the three month periods are not necessarily indicative of results of operations for the corresponding years.

 2.  Acquisition of Business
     -----------------------
     MIC
     ---
     Effective March 19, 1996, the Company acquired all of the outstanding stock of MIC Technology Corporation ("MIC") for approximately $36,000,000 of cash, 300,000 shares of common stock and warrants to purchase 400,000 shares of common stock (at exercise prices ranging from $7.05 to $7.50 per share). The purchase price was paid with available cash of $9,000,000 and borrowings under the Company's bank loan agreement of $27,000,000. The purchase agreement also provides for a contingent payment of $4,000,000 based upon certain operating results. MIC manufactures high frequency thin film circuits and interconnects for miniaturized, high frequency, high performance electronic products for growing commercial markets such as wireless communications, satellite based communications hardware and high technology military electronics. The acquired company's net sales were approximately $25,000,000 for its fiscal year ended October 31, 1995.

     The acquisition was accounted for as a purchase and, accordingly, the acquired assets and liabilities assumed were recorded at their estimated fair values at the date of acquisition. The operating results of MIC are included in the consolidated statement of operations from the acquisition date.

     The Company commissioned an independent asset valuation study of acquired tangible and identifiable intangible assets to serve as a basis for allocation of the purchase price. Based on this study, the Company allocated the purchase price as follows:

          Net tangible assets                          $ 6,237,000
          Identifiable intangible assets                 8,406,000
          In-process research and development           23,200,000
                                                       -----------
                                                       $37,843,000
                                                       ===========

                                       -7-

     The identifiable intangible assets which include existing technology, customer relationships and assembled work force will be amortized on a straight-line basis over thirteen years based on the study described above. The acquired in-process research and development was not considered to have reached technological feasibility and, in accordance with generally accepted accounting principles, the value of such was expensed in the third quarter of fiscal 1996.

     Summarized below are the unaudited pro forma results of operations of the Company as if MIC had been acquired at the beginning of the fiscal periods presented. The $23,200,000 write-off has been included in the June 30, 1996 pro forma income but not included in the September 30, 1995 pro forma income in order to provide comparability to the respective historical periods.

                                                             Pro Forma
                                           Pro Forma        Three Months
                                           Year Ended          Ended
                                         June 30, 1996    September 30, 1995
                                         -------------    ------------------
                                       (in thousands, except per share data)

     Net Sales                            $ 90,097             $ 19,845
     Net Income (Loss)                     (19,392)                 577

     Earnings (Loss) Per Share
       Primary                            $  (1.62)            $    .04
       Fully Diluted                           *                    .04

     * Due to the loss, all options, warrants and convertible debentures are anti-dilutive.

     The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of the periods presented or of future operating results of the combined companies.

 3.  Bank Loan Agreements
     --------------------
     As of March 15, 1996 the Company replaced a previous agreement with a revised revolving credit and term loan agreement with two banks which is secured by substantially all of the Company's assets not otherwise encumbered. The agreement provides for a revolving credit line of $22,000,000 and a term loan of $16,000,000. The revolving credit line expires in March 1999. The term loan is payable in quarterly installments of $900,000 with final payment on September 30, 2000. The interest rate on borrowings under this agreement is at various rates depending upon certain financial ratios, with the current rate substantially equivalent to the prime rate (8.25% at September 30, 1996) plus 1/4% on the revolving credit borrowings and 1/2% on the term loan borrowings. The terms of the agreement require compliance with certain covenants including minimum consolidated tangible net worth and pre-tax earnings, maintenance of certain financial ratios, limitations on capital expenditures and indebtedness and prohibition of the payment of cash dividends.

 4.  Inventories
     -----------
     Inventories consist of the following:

                                    September 30,          June 30,
                                        1996                 1996
                                    -------------       ------------
                   Raw Materials    $  9,986,000        $  9,352,000
                   Work in Process     6,379,000           5,301,000
                   Finished Goods      1,777,000           2,263,000
                                    ------------        ------------
                                    $ 18,142,000        $ 16,916,000
                                    ============        ============

 5. Income Taxes
    ------------
    At June 30, 1996 the Company had net operating loss carryforwards of approximately $8,000,000 for Federal income tax purposes which expire through 2006. The income tax provision for the three months ended September 30, 1995 includes benefits relating to the recognition of unrealized and realized net operating loss carryforwards.

    The Company is undergoing routine audits by various taxing authorities of several of its state and local income tax returns covering different periods from 1993 to 1995. Management believes that the probable outcome of these various audits should not materially affect the consolidated financial statements of the Company.

 6. Contingencies
    -------------
    A subsidiary of the Company whose operations were discontinued in 1991, is one of several defendants named in a personal injury action initiated in August, 1994, by a group of plaintiffs. The plaintiffs are seeking damages which cumulatively may exceed $500 million. The complaint alleges, among other things, that the plaintiffs suffered injuries from exposure to substances contained in products sold by the subsidiary to one of its customers. Considering its various defenses, together with its product liability insurance, in the opinion of management of the Company, the outcome of the action against its subsidiary is not expected to have a
    materially   adverse   effect  on  the  Company's   consolidated   financial
    statements.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------
Quarter Ended September 30, 1996 Compared to Quarter Ended September 30, 1995
-------------------------------------------------------------------------------
Net sales increased to $19,061,000 for the quarter ended September 30, 1996 from $13,149,000 for the quarter ended September 30, 1995. Net income increased to $651,000 for the quarter ended September 30, 1996 from $607,000 for the comparable period in the prior year.

Net sales in the electronics segment increased to $15,231,000 for the quarter ended September 30, 1996 from $9,844,000 for the quarter ended September 30, 1995 primarily as a result of the acquisition of MIC Technology Corporation in March 1996. Operating profits increased by $557,000 as a result of both the increased sales volume and reduced selling, general and administrative costs in the existing product lines.

Net sales in the isolator products segment increased to $3,830,000 for the quarter ended September 30, 1996 from $3,305,000 for the quarter ended September 30, 1995. The increase reflects increased sales volume in each of the commercial, industrial and military isolator divisions. Operating profits increased by $296,000 as a result of the higher sales volume and higher profit margins.

Cost of sales as a percentage of sales decreased to 67.1% from 69.1% between the two periods primarily as a result of increased margins in microelectronics in the quarter ended September 30, 1996 and inefficiencies in the final production runs of military isolators in the Company's Puerto Rican facility in the quarter ended September 30, 1995. Selling, general and administrative costs as a percentage of sales decreased to 23.5% from 24.2%.

Interest expense increased to $810,000 from $303,000 due to increased levels of borrowings related to the MIC acquisition in March 1996. Interest and other income decreased to $46,000 from $170,000 as a result of lower interest income on reduced cash amounts due to the acquisition of MIC.

The income tax provisions for the two quarters differed from the amount computed by applying the U.S. Federal income tax rate to income before income taxes primarily as a result of the tax benefits of loss carryforwards (both unrealized and realized) for the quarter ended September 30, 1995 and primarily due to state income taxes for the quarter ended September 30, 1996.

Management believes that potential reductions in military spending will not materially affect its operations. In certain product areas, the Company has suffered reductions in sales volume which it believes are due to cutbacks in the military budget. In other product areas, the Company has experienced increased sales volume due to a realignment of government spending towards upgrading existing systems instead of purchasing completely new systems. The overall effect of the cutbacks and realignment has not been material to the Company.

Liquidity and Capital Resources
-------------------------------
The Company's working capital at September 30, 1996 was $22,305,000 as compared to $24,736,000 at June 30, 1996. The current ratio was 2.3 to 1 at both dates.

Cash provided by operating activities of $4,679,000 for the quarter ended September 30, 1996 was due to the continued profitability of the Company and the collection of receivables which were partially offset by reductions in current liabilities. Cash used by investing activities of $602,000 was comprised primarily of capital expenditures.
                                      -10-

The cash provided by operating activities net of the cash used by investing activities for the three month period was used to reduce debt by $4,082,000. Management believes that the revolving credit and term loan facility, coupled with cash to be provided by future operations, will be sufficient for its presently anticipated working capital requirements, capital expenditure needs and the servicing of its debt.

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

As of March 15, 1996 the Company replaced a previous agreement with a revised revolving credit and term loan agreement with two banks which is secured by substantially all of the Company's assets not otherwise encumbered. The agreement provides for a revolving credit line of $22,000,000 and a term loan of $16,000,000. The revolving credit line expires in March 1999. The term loan is payable in quarterly installments of $900,000 with final payment on September 30, 2000. The interest rate on borrowings under this agreement is at various rates depending upon certain financial ratios, with the current rate substantially equivalent to the prime rate (8.25% at September 30, 1996) plus 1/4% on the revolving credit borrowings and 1/2% on the term loan borrowings. The terms of the agreement require compliance with certain covenants including minimum consolidated tangible net worth and pre-tax earnings, maintenance of certain financial ratios, limitations on capital expenditures and indebtedness and prohibition of the payment of cash dividends.

During June 1994, the Company completed a sale of $10,000,000 principal amount of 7-1/2% Senior Subordinated Convertible Debentures to non-U.S. persons. The debentures are due June 15, 2004 subject to prior sinking fund payments of 10%, 10%, 15% and 15% of the principal amount on September 15, 2000, 2001, 2002 and 2003, respectively. The debentures are convertible into the Company's common stock at a price of $5-5/8 per share. During the year ended June 30, 1996, $19,000 principal amount of debentures was converted.

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

The Company's backlog of orders at September 30, 1996 and 1995 was $44,800,000 and $40,900,000, respectively.

At June 30, 1996 the Company had net operating loss carryforwards of approximately $8,000,000 for Federal income tax purposes. The Company is undergoing routine audits by various taxing authorities of several of its state and local income tax returns covering different periods from 1993 to 1995. Management believes that the probable outcome of these various audits should not materially affect the consolidated financial statements of the Company.

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

      None

Item 3. Defaults upon Senior Securities

      None

Item 4.  Submission of Matters to a Vote of Security Holders

      A. The Registrant held its Annual Meeting of Stockholders on November 12, 1996.

      B. Three directors were elected at the Annual Meeting to serve until the Annual Meeting of Stockholders in 1999. The name of these Directors and votes cast in favor of their election and shares withheld are as follows:

         Name                          Votes For       Votes Withheld
         ----                          ---------       --------------
         Robert Bradley, Sr.           9,090,700         612,162
         Michael Gorin                 9,449,682         253,180
         Donald S. Jones               9,089,023         613,839

      In addition to the election of directors, the stockholders approved:(a) a proposal to adopt the 1996 Stock Option Plan, as set forth in Exhibit A to the proxy statement; 3,291,009 shares were voted in favor of this proposal, 1,453,843 shares voted against and 91,567 shares abstained from voting; and (b) a proposal to amend the Company's Outside Director Stock Option Plan increasing the number of shares authorized from 250,000 to 500,000 shares; 3,244,838 shares were voted in favor of this proposal, 1,503,330 shares voted against and 88,251 shares abstained from voting.

Item 5.  Other Information

      None

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits

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



                                       AEROFLEX INCORPORATED
                                           (REGISTRANT)


November 12, 1996                      By: /s/Michael Gorin
                                           Michael Gorin
                                       President and Chief Financial Officer