Form 10-Q
period 1996-12-31
AEROFLEX INC
filed 1997-02-13
CIK 2601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q



              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended                       December 31, 1996
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

    February 13, 1997    12,590,625 (excluding 66,956 shares held in treasury)
           (Date)                       (Number of Shares)

NOTE:     THIS IS PAGE 1 OF A DOCUMENT CONSISTING OF 15 PAGES.

                              AEROFLEX INCORPORATED

                                AND SUBSIDIARIES


                                      INDEX



                                                             PAGE
                                                             ----
PART I:  FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS
 December 31, 1996 and June 30, 1996                           3-4

CONSOLIDATED STATEMENTS OF OPERATIONS
 Six Months Ended December 31, 1996 and 1995                    5

CONSOLIDATED STATEMENTS OF OPERATIONS
 Three Months Ended December 31, 1996 and 1995                  6

CONSOLIDATED STATEMENTS OF CASH FLOWS
 Six Months Ended December 31, 1996 and 1995                    7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     8-10

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS
    Six and Three Months Ended December 31, 1996 and 1995     11-13

PART II:  OTHER INFORMATION

ITEM 1 Legal Proceedings                                        14

ITEM 6 Exhibits and Reports on Form 8-K                         14

SIGNATURES                                                      15

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                           December 31,        June 30,
                                              1996              1996
                                           --------------      --------

ASSETS

Current assets:
 Cash and cash equivalents                   $  1,025,000   $    661,000
 Invested cash                                     69,000           -
 Accounts receivable less allowance for
   doubtful accounts of $361,000 and
   $354,000                                    18,710,000     23,336,000
 Income tax refund receivable                        -           926,000
 Inventories                                   19,195,000     16,916,000
 Deferred income taxes                          1,921,000      1,871,000
 Prepaid expenses and other current assets      1,008,000        554,000
                                             -------------  ------------
   Total Current Assets                        41,928,000     44,264,000

Invested cash                                     512,000        603,000
Property, plant and equipment, at cost, net    14,517,000     14,854,000
Intangible assets acquired in connection with
  the purchase of businesses, net               8,353,000      8,707,000
Costs in excess of fair value of net assets
  of businesses acquired, net                  10,052,000     10,054,000
Other assets                                    2,384,000      2,687,000
                                             ------------   ------------
                                             $ 77,746,000   $ 81,169,000
                                             ============   ============

                 See notes to consolidated financial statements

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (continued)

                                             December 31,      June 30,
                                                 1996            1996
                                             -------------     ---------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt          $  4,312,000    $  4,259,000
  Accounts payable                              4,727,000       5,243,000
  Accrued expenses and other current
    liabilities                                 7,623,000       8,256,000
  Income taxes payable                          1,693,000       1,770,000
                                             ------------    ------------
    Total Current Liabilities                  18,355,000      19,528,000
                                             ------------    ------------

Long-term debt                                 16,111,000      20,337,000
                                             ------------    ------------
Deferred income taxes                              78,000         172,000
                                             ------------    ------------
Other long-term liabilities                       679,000         679,000
                                             ------------    ------------
7-1/2% Senior Subordinated Convertible
  Debentures                                    9,981,000       9,981,000
                                             ------------    ------------
Stockholders' equity:
 Preferred stock, par value $.10 per share;
   Authorized 1,000,000 shares:
   Series A Junior Participating Preferred
   Stock, par value $.10 per share,
   authorized 150,000 shares                        -               -
 Common stock, par value $.10 per share;
  authorized 25,000,000 shares; issued
  12,550,000 and 12,380,000 shares              1,255,000       1,238,000
 Additional paid-in capital                    58,174,000      57,820,000
 Accumulated deficit                          (26,460,000)    (28,004,000)
                                             ------------    ------------
                                               32,969,000      31,054,000

Less:  Treasury stock, at cost (89,000 and
  129,000 shares)                                 427,000         582,000
                                             ------------    ------------
                                               32,542,000      30,472,000
                                             ------------    ------------
                                             $ 77,746,000    $ 81,169,000
                                             ============    ============
              See notes to consolidated financial statements

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Six Months Ended
                                                  December 31,
                                                ----------------
                                             1996                1995
                                             ----                ----

Net Sales                                 $ 41,975,000       $ 28,344,000
Cost of Sales                               28,440,000         19,715,000
                                          ------------       ------------
  Gross Profit                              13,535,000          8,629,000
Selling, General and Administrative Costs    9,576,000          6,341,000
                                          ------------       ------------
  Operating Income                           3,959,000          2,288,000
                                          ------------       ------------
Other Expense (Income)
  Interest expense                           1,551,000            616,000
  Interest and other income                    (61,000)          (333,000)
                                          ------------       ------------
  Total Other Expense (Income)               1,490,000            283,000
                                          ------------       ------------
Income Before Income Taxes                   2,469,000          2,005,000
Provision for Income Taxes                     925,000            400,000
                                          ------------       ------------
Net Income                                $  1,544,000       $  1,605,000
                                          ============       ============
Net Income per Common Share:
  Primary                                     $ .12            $ .13
                                              =====            =====

  Fully Diluted                               $ .12            $ .13
                                              =====            =====

Weighted Average Number of Common
 Shares Outstanding:

  Primary                                   13,276,000         12,671,000
                                          ============       ============
  Fully Diluted                             15,120,000         14,459,000
                                          ============       ============

                 See notes to consolidated financial statements

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Three Months Ended
                                                   December 31,
                                               -------------------
                                             1996                1995
                                             ----                ----

Net Sales                                 $ 22,914,000       $ 15,195,000
Cost of Sales                               15,657,000         10,635,000
                                          ------------       ------------
  Gross Profit                               7,257,000          4,560,000
Selling, General and Administrative Costs    5,096,000          3,163,000
                                          ------------       ------------
  Operating Income                           2,161,000          1,397,000
                                          ------------       ------------

Other Expense (Income)
  Interest expense                             741,000            313,000
  Interest and other income                    (15,000)          (163,000)
                                          ------------       ------------
  Total Other Expense (Income)                 726,000            150,000
                                          ------------       ------------
Income Before Income Taxes                   1,435,000          1,247,000
Provision for Income Taxes                     542,000            249,000
                                          ------------       ------------
Net Income                                $    893,000       $    998,000
                                          ------------       ------------
Net Income per Common Share:
  Primary                                     $ .07            $ .08
                                              =====            =====
  Fully Diluted                               $ .07            $ .08
                                              =====            =====

Weighted Average Number of Common
 Shares Outstanding:

  Primary                                   13,148,000         12,626,000
                                          ============       ============
  Fully Diluted                             15,061,000         14,402,000
                                          ============       ============

              See notes to consolidated financial statements

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                    Six Months Ended
                                                      December 31,

                                                   1996           1995
                                                   ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                   $  1,544,000    $  1,605,000
 Adjustments to reconcile net income to net
   cash provided by (used in) operating
   activities:
   Depreciation and amortization                 2,220,000       1,441,000
   Deferred income taxes                          (144,000)       (163,000)
   Other                                            12,000          89,000
 Change in operating assets and liabilities:
   Decrease (increase) in accounts receivable    4,614,000       1,713,000
   Decrease (increase) in inventories           (2,279,000)     (3,548,000)
   Decrease (increase) in prepaid expenses and
    other assets                                   774,000        (697,000)
   Increase (decrease) in accounts payable,
    accrued expenses and other long-term
    liabilities                                 (1,301,000)     (1,610,000)
   Increase (decrease) in income taxes payable     223,000         364,000
                                               -----------     -----------

NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                            5,663,000        (806,000)
                                               -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net cash provided by
   discontinued operations                            -             94,000
  Proceeds from sale of property, plant
    and equipment                                     -            313,000
  Decrease in invested cash                         22,000         653,000
  Capital expenditures                          (1,374,000)       (643,000)
                                               -----------     -----------

NET CASH PROVIDED BY (USED IN)
 INVESTING ACTIVITIES                           (1,352,000)        417,000
                                               -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net debt repayments                           (4,173,000)     (1,725,000)
  Proceeds from the exercise of stock options      226,000         360,000
                                               -----------     -----------
NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                           (3,947,000)     (1,365,000)
                                               -----------     -----------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                             364,000      (1,754,000)
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                        661,000      11,330,000
                                               -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD     $ 1,025,000     $ 9,576,000
                                               ===========     ===========

                 See notes to consolidated financial statements

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 1. Basis of Presentation
    The consolidated balance sheet of Aeroflex Incorporated and Subsidiaries ("the Company") as of December 31, 1996 and the related consolidated statements of operations for the six and three months ended December 31, 1996 and 1995 and the statements of cash flows for the six months ended December 31, 1996 and 1995 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1996 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1996 annual report to shareholders. There have been no changes of significant accounting policies since June 30, 1996.

    Certain reclassifications have been made to previously reported financial statements to conform to current classifications.

    Results of operations for the six and three month periods are not necessarily indicative of results of operations for the corresponding years.

 2. Acquisition of Business

    MIC
    Effective March 19, 1996, the Company acquired all of the outstanding stock of MIC Technology Corporation ("MIC") for approximately $36,000,000 of cash, 300,000 shares of common stock and warrants to purchase 400,000 shares of common stock (at exercise prices ranging from $7.05 to $7.50 per share). The purchase price was paid with available cash of $9,000,000 and borrowings under the Company's bank loan agreement of $27,000,000. The purchase agreement also provides for a contingent payment of $4,000,000 based upon certain operating results. MIC manufactures high frequency thin film circuits and interconnects for miniaturized, high frequency, high performance electronic products for growing commercial markets such as wireless communications, satellite based communications hardware and high technology military electronics. The acquired company's net sales were approximately $25,000,000 for its fiscal year ended October 31, 1995.

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

    Summarized below are the unaudited pro forma results of operations of the Company as if MIC had been acquired at the beginning of the fiscal periods presented. The $23,200,000 write-off has been included in the June 30, 1996 pro forma income but not included in the December 31, 1995 pro forma income in order to provide comparability to the respective historical periods.


                                                 Pro Forma         Pro Forma
                             Pro Forma           Six Months        Three Months
                             Year Ended            Ended              Ended
                            June 30, 1996    December 31, 1995   December 31, 1995
                            -------------    -----------------   -----------------
                                     (in thousands, except per share data)

     Net Sales                $ 90,097           $ 40,318            $ 20,473
     Net Income (Loss)         (19,392)               656                  79

     Earnings (Loss) Per Share
       Primary                $  (1.62)          $    .05            $    .01
       Fully Diluted               *                  .05                 .01

     * Due to the loss, all options, warrants and convertible debentures are anti-dilutive.


    The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of the periods presented or of future operating results of the combined companies.

 3. Bank Loan Agreements
    As of March 15, 1996 the Company replaced a previous agreement with a revised revolving credit and term loan agreement with two banks which is secured by substantially all of the Company's assets not otherwise encumbered. The agreement provides for a revolving credit line of $22,000,000 and a term loan of $16,000,000. The revolving credit line expires in March 1999. The term loan is payable in quarterly installments of $900,000 with final payment on September 30, 2000. The interest rate on borrowings under this agreement is at various rates depending upon certain financial ratios, with the current rate substantially equivalent to the prime rate (8.25% at December 31, 1996) on the revolving credit borrowings and prime plus 1/4% on the term loan borrowings. The terms of the agreement require compliance with certain covenants including minimum consolidated tangible net worth and pre-tax earnings, maintenance of certain financial ratios, limitations on capital expenditures and indebtedness and prohibition of the payment of cash dividends.

 4. Inventories
    Inventories consist of the following:

                                      December 31,         June 30,
                                         1996                1996
                                      -------------       ----------
                    Raw Materials     $ 10,864,000       $  9,352,000
                    Work in Process      5,761,000          5,301,000
                    Finished Goods       2,570,000          2,263,000
                                      ------------       ------------
                                      $ 19,195,000       $ 16,916,000
                                      ============       ============

 5.  Income Taxes
     At June 30, 1996 the Company had net operating loss carryforwards of approximately $8,000,000 for Federal income tax purposes which expire through 2006. The income tax provisions for the six and three months ended December 31, 1995 include benefits relating to the recognition of unrealized and realized net operating loss carryforwards.

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

                              AEROFLEX INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Six Months  Ended  December 31, 1996  Compared to Six Months Ended  December 31,
1995

Net sales increased to $41,975,000 for the six months ended December 31, 1996 from $28,344,000 for the six months ended December 31, 1995. Operating profits increased 73% from last year. Net income decreased to $1,544,000 for the six months ended December 31, 1996 from $1,605,000 for the comparable period in the prior year.

Net sales in the electronics segment increased to $34,042,000 for the six months ended December 31, 1996 from $21,396,000 for the six months ended December 31, 1995 primarily as a result of the acquisition of MIC Technology Corporation in March 1996. Operating profits increased by $1,404,000 as a result of both the increased sales volume and higher profit margins in the existing product lines.

Net sales in the isolator products segment increased to $7,933,000 for the six months ended December 31, 1996 from $6,948,000 for the six months ended December 31, 1995. The increase reflects increased sales volume in each of the commercial, industrial and military isolator divisions. Operating profits increased by $224,000 primarily due to the higher sales volume and higher profit margins, offset, in part, by increased selling, general and administrative expenses.

Cost of sales as a percentage of sales decreased to 67.8% from 69.6% between the two periods primarily as a result of increased margins in microelectronics in the six months ended December 31, 1996 and inefficiencies in the final production runs of military isolators in the Company's Puerto Rican facility in the period ended December 31, 1995. Selling, general and administrative costs as a percentage of sales increased to 22.8% from 22.4%.

Interest expense increased to $1,551,000 from $616,000 due to increased levels of borrowings related to the MIC acquisition in March 1996. Interest and other income decreased to $61,000 from $333,000 as a result of lower interest income on reduced cash amounts due to the acquisition of MIC.

The income tax provisions for the two periods differed from the amount computed by applying the U.S. Federal income tax rate to income before income taxes primarily as a result of the tax benefits of loss carryforwards (both unrealized and realized) for the six months ended December 31, 1995 and primarily due to state income taxes for the six months ended December 31, 1996. The income tax rates were 37% and 20% for 1996 and 1995, respectively.

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

Three Months Ended December 31, 1996 Compared to Three Months Ended December 31, 1995

Net sales increased to $22,914,000 for the three months ended December 31, 1996 from $15,195,000 for the three months ended December 31, 1995. Operating profits increased 55% from last year. Net income decreased to $893,000 for the three months ended December 31, 1996 from $998,000 for the comparable period in the prior year.

Net sales in the electronics segment increased to $18,811,000 for the three months ended December 31, 1996 from $11,552,000 for the three months ended December 31, 1995 primarily as a result of the acquisition of MIC Technology Corporation in March 1996. Operating profits increased by $847,000 as a result of both the increased sales volume and higher profit margins in the existing product lines partially offset by the addition of MIC's selling, general and administrative costs.

Net sales in the isolator products segment increased to $4,103,000 for the three months ended December 31, 1996 from $3,643,000 for the three months ended December 31, 1995. The increase is attributable to higher sales volume primarily in the commercial isolator division. Operating profits decreased by $72,000 as a result of increased selling, general and administrative costs.

Cost of sales as a percentage of sales decreased to 68.3% from 70.0% between the two periods as a result of improved margins in the microelectronics, frequency synthesizer and military isolator divisions. Selling, general and administrative costs as a percentage of sales increased to 22.2% from 20.8% primarily as a result of the addition of MIC which has a higher S,G&A cost structure than the balance of the Company.

Interest expense increased to $741,000 from $313,000 due to increased levels of borrowings related to the MIC acquisition in March 1996. Interest and other income decreased to $15,000 from $163,000 as a result of lower interest income on reduced cash amounts due to the acquisition of MIC.

The income tax provisions for the two quarters differed from the amount computed by applying the U.S. Federal income tax rate to income before income taxes primarily as a result of the tax benefits of loss carryforwards (both unrealized and realized) for the three months ended December 31, 1995 and primarily due to state income taxes for the three months ended December 31, 1996. The income tax rates were 38% and 20% for 1996 and 1995, respectively.

Financial Condition

The Company's working capital at December 31, 1996 was $23,573,000 as compared to $24,736,000 at June 30, 1996. The current ratio was 2.3 to 1 at both dates.

Cash provided by operating activities of $5,663,000 for the six months ended December 31, 1996 was primarily due to the continued profitability of the Company and the collection of receivables. Cash used by investing activities of $1,352,000 was comprised primarily of capital expenditures.

The cash provided by operating activities net of the cash used by investing activities for the six month period was used to reduce debt by $4,173,000. Management believes that the revolving credit and term loan facility, coupled with cash to be provided by future operations, will be sufficient for its presently anticipated working capital requirements, capital expenditure needs and the servicing of its debt.

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

As of March 15, 1996 the Company replaced a previous agreement with a revised revolving credit and term loan agreement with two banks which is secured by substantially all of the Company's assets not otherwise encumbered. The agreement provides for a revolving credit line of $22,000,000 and a term loan of $16,000,000. The revolving credit line expires in March 1999. The term loan is payable in quarterly installments of $900,000 with final payment on September 30, 2000. The interest rate on borrowings under this agreement is at various rates depending upon certain financial ratios, with the current rate substantially equivalent to the prime rate (8.25% at December 31, 1996) on the revolving credit borrowings and prime plus 1/4% on the term loan borrowings. The terms of the agreement require compliance with certain covenants including minimum consolidated tangible net worth and pre-tax earnings, maintenance of certain financial ratios, limitations on capital expenditures and indebtedness and prohibition of the payment of cash dividends.

During June 1994, the Company completed a sale of $10,000,000 principal amount of 7-1/2% Senior Subordinated Convertible Debentures to non-U.S. persons. The debentures are due June 15, 2004 subject to prior sinking fund payments of 10%, 10%, 15% and 15% of the principal amount on September 15, 2000, 2001, 2002 and 2003, respectively. The debentures are convertible into the Company's common stock at a price of $5-5/8 per share. As of December 31, 1996, $19,000 principal amount of debentures was converted.

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

The Company's backlog of orders at December 31, 1996 and 1995 was $45,800,000 and $39,900,000, respectively.

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

      None

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



                                        AEROFLEX INCORPORATED
                                             (REGISTRANT)


February 13, 1997                        By:   /s/Michael Gorin
                                         Michael Gorin
                                         President, Chief Financial Officer
                                         and Principal Accounting Officer