Form 10-Q
period 1997-03-31
AEROFLEX INC
filed 1997-05-14
CIK 2601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q



              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1997
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

     May 9, 1997    12,488,991 (excluding 168,590 shares held in treasury)
       (Date)                     (Number of Shares)

NOTE:  THIS IS PAGE 1 OF A DOCUMENT CONSISTING OF     15    PAGES.

                              AEROFLEX INCORPORATED

                                AND SUBSIDIARIES


                                      INDEX


                                                              PAGE
                                                              ----

PART I:  FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS
 March 31, 1997 and June 30, 1996                              3-4

CONSOLIDATED STATEMENTS OF OPERATIONS
 Nine Months Ended March 31, 1997 and 1996                      5

CONSOLIDATED STATEMENTS OF OPERATIONS
 Three Months Ended March 31, 1997 and 1996                     6

CONSOLIDATED STATEMENTS OF CASH FLOWS
 Nine Months Ended March 31, 1997 and 1996                      7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     8-10

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS
    Nine and Three Months Ended March 31, 1997 and 1996       11-13

PART II:  OTHER INFORMATION

ITEM 6 Exhibits and Reports on Form 8-K                         14

SIGNATURES                                                      15

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                               March 31,         June 30,
                                                 1997              1996
                                               ---------        ----------

ASSETS

Current assets:
 Cash and cash equivalents                    $    586,000       $  661,000
  Invested cash                                     69,000             -
 Accounts receivable less allowance for
   doubtful accounts of $417,000 and $354,000   18,028,000       23,336,000
  Income tax refund receivable                        -             926,000
 Inventories                                    22,113,000       16,916,000
  Deferred income taxes                          1,826,000        1,871,000
  Prepaid expenses and other current assets        829,000          554,000
                                               -----------      -----------
   Total Current Assets                         43,451,000       44,264,000

Invested cash                                      478,000          603,000
Property, plant and equipment, at cost, net     14,404,000       14,854,000
Intangible assets acquired in connection with
  the purchase of businesses, net                8,223,000        8,707,000
Costs in excess of fair value of net assets
  of businesses acquired, net                    9,982,000       10,054,000
Other assets                                     2,682,000        2,687,000
                                              ------------     ------------
                                              $ 79,220,000     $ 81,169,000
                                              ============     ============

              See notes to consolidated financial statements

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (continued)


                                               March 31,       June 30,
                                                 1997            1996
                                               ---------       ---------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt          $  4,199,000    $  4,259,000
  Accounts payable                              4,312,000       5,243,000
  Accrued expenses and other current
    liabilities                                 8,539,000       8,256,000
  Income taxes payable                          1,629,000       1,770,000
                                              ------------   ------------
    Total Current Liabilities                  18,679,000      19,528,000
                                              ------------   ------------
Long-term debt                                 17,169,000      20,337,000
                                              ------------   ------------
Deferred income taxes                              31,000         172,000
                                              ------------   ------------
Other long-term liabilities                       279,000         679,000
                                              ------------   ------------
7-1/2% Senior Subordinated Convertible
  Debentures                                    9,981,000       9,981,000
                                              ------------   ------------
Stockholders' equity:
 Preferred stock, par value $.10 per share;
   authorized 1,000,000 shares:
   Series A Junior Participating Preferred
   Stock, par value $.10 per share,
   authorized 150,000 shares                         -              -
 Common stock, par value $.10 per share;
  authorized 25,000,000 shares; issued
  12,658,000 and 12,380,000 shares              1,266,000       1,238,000
 Additional paid-in capital                    58,110,000      57,820,000
 Accumulated deficit                          (25,543,000)    (28,004,000)
                                              ------------   ------------
                                               33,833,000      31,054,000

Less:  Treasury stock, at cost (169,000 and
  129,000 shares)                                 752,000         582,000
                                             ------------    ------------
                                               33,081,000      30,472,000
                                             ------------    ------------
                                             $ 79,220,000    $ 81,169,000
                                             ============    ============

                 See notes to consolidated financial statements

                                       -4-

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Nine Months Ended
                                                   March 31,

                                             1997               1996
                                             ----               ----

Net Sales                                 $ 64,912,000      $ 44,300,000
Cost of Sales                               43,618,000        30,655,000
                                          ------------       -----------
  Gross Profit                              21,294,000        13,645,000
Selling, General and Administrative Costs   15,191,000         9,903,000
Special Charge (Note 2)                          -            23,200,000
                                          ------------       -----------
  Operating Income (Loss)                    6,103,000       (19,458,000)
                                          ------------       -----------
Other Expense (Income)
  Interest expense                           2,263,000           936,000
  Interest and other income                    (71,000)         (595,000)
                                          ------------       -----------
  Total Other Expense (Income)               2,192,000           341,000
                                          ------------       -----------
Income (Loss) Before Income Taxes            3,911,000       (19,799,000)
Provision for Income Taxes                   1,450,000           680,000
                                          ------------       -----------

Net Income (Loss)                         $  2,461,000      $(20,479,000)
                                          ============      ============

Net Income (Loss) per Common Share:
 Primary                                     $  .19            $(1.72)
                                             ======            ======
 Fully Diluted                               $  .19                *
                                             ======
Weighted Average Number of Common
 Shares Outstanding:
  Primary                                   13,181,000        11,876,000
                                           ===========       ===========
  Fully Diluted                             15,001,000             *
                                           ===========

* As a result of the loss, all options, warrants and convertible debentures are anti-dilutive.

                 See notes to consolidated financial statements

                                       -5-

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Three Months Ended
                                                   March 31,

                                              1997               1996
                                             ----               ----
Net Sales                                 $ 22,937,000       $ 15,956,000
Cost of Sales                               15,178,000         10,940,000
                                          ------------       ------------
  Gross Profit                               7,759,000          5,016,000
Selling, General and Administrative Costs    5,615,000          3,562,000
Special Charge (Note 2)                           -            23,200,000
                                          ------------       ------------
  Operating Income (Loss)                    2,144,000        (21,746,000)
                                          ------------       ------------
Other Expense (Income)
  Interest expense                             712,000            320,000
  Interest and other income                    (10,000)          (262,000)
                                          ------------       ------------
  Total Other Expense (Income)                 702,000             58,000
                                          ------------       ------------
Income (Loss) Before Income Taxes            1,442,000        (21,804,000)
Provision for Income Taxes                     525,000            280,000
                                          ------------       ------------
Net Income (Loss)                         $    917,000       $(22,084,000)
                                          ============       ============
Net Income (Loss) per Common Share:
  Primary                                    $  .07            $(1.85)
                                             ======            =======
  Fully Diluted                              $  .07                *
                                             ======
Weighted Average Number of Common
 Shares Outstanding:
  Primary                                  12,992,000         11,937,000
                                          ============       ============
  Fully Diluted                            14,766,000             *
                                          ============

* As a result of the loss, all options, warrants and convertible debentures are anti-dilutive.

              See notes to consolidated financial statements

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Nine Months Ended
                                                           March 31,

                                                       1997           1996
                                                       ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                  $  2,461,000   $(20,479,000)
 Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
   Special charge                                          -         23,200,000
   Depreciation and amortization                       3,292,000      2,159,000
   Deferred income taxes                                 (96,000)      (163,000)
   Other                                                  70,000        (11,000)
 Change in operating assets and liabilities:
   Decrease (increase) in accounts receivable          5,238,000      3,922,000
   Decrease (increase) in inventories                 (5,197,000)    (6,501,000)
   Decrease (increase) in prepaid expenses and
    other assets                                         654,000       (714,000)
   Increase (decrease) in accounts payable, accrued
    expenses and other long-term liabilities          (1,095,000)      (315,000)
   Increase (decrease) in income taxes payable          (208,000)       590,000
                                                     -----------    -----------
NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                                  5,119,000      1,688,000
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for purchases of businesses,
    net of cash acquired                               (162,000)    (34,924,000)
  Capital expenditures                               (2,075,000)       (811,000)
  Proceeds from the sale of property, plant
    and equipment                                          -            313,000
  Decrease in invested cash                              56,000         697,000
  Net cash provided by
   discontinued operations                                 -             79,000
                                                     -----------    ------------
NET CASH PROVIDED BY (USED IN)
 INVESTING ACTIVITIES                                (2,181,000)    (34,646,000)
                                                     -----------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under debt agreements                      -            27,000,000
  Debt repayments                                    (3,228,000)     (5,022,000)
  Proceeds from exercise of stock options               652,000         427,000
  Purchase of treasury stock                           (437,000)           -
                                                     -----------    ------------
NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                                (3,013,000)     22,405,000
                                                     -----------    ------------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                  (75,000)    (10,553,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        661,000      11,330,000
                                                     -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $  586,000     $   777,000
                                                     ===========    ===========

                 See notes to consolidated financial statements

                                       -7-

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 1.  Basis of Presentation
     The consolidated balance sheet of Aeroflex Incorporated and Subsidiaries ("the Company") as of March 31, 1997 and the related consolidated statements of operations for the nine and three months ended March 31, 1997 and 1996 and the statements of cash flows for the nine months ended March 31, 1997 and 1996 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments and the adjustments referred to in Note 2) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1997 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1996 annual report to shareholders. There have been no changes of significant accounting policies since June 30, 1996.

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

     The acquisition was accounted for as a purchase and, accordingly, the acquired assets and liabilities assumed were recorded at their estimated fair values at the date of acquisition. The operating results of MIC are included in the consolidated statements of operations from the acquisition date.

     The Company commissioned an independent asset valuation study of acquired tangible and identifiable intangible assets to serve as a basis for allocation of the purchase price. Based on this study, the Company allocated the purchase price as follows:

       Net tangible assets                          $ 6,190,000
       Identifiable intangible assets                 8,453,000
       In-process research and development           23,200,000
                                                    -----------
                                                    $37,843,000
                                                    ===========

                                    -8-

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

                                                       Pro Forma
                                 Pro Forma            Nine Months
                                Year Ended                Ended
                               June 30, 1996          March 31, 1996
                               -------------          --------------
                                (in thousands, except per share data)

    Net Sales                   $ 90,097                $ 60,030
    Net Income (Loss)            (19,392)                (22,474)

    Earnings (Loss) Per Share
      Primary                   $  (1.62)               $  (1.83)
      Fully Diluted                 *                        *

     * Due to the loss, all options, warrants and convertible debentures are anti-dilutive.

     The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of the periods presented or of future operating results of the combined companies.

 3.  Bank Loan Agreements
     As of March 15, 1996 the Company replaced a previous agreement with a revised revolving credit and term loan agreement with two banks which is secured by substantially all of the Company's assets not otherwise encumbered. The agreement provides for a revolving credit line of $22,000,000 and a term loan of $16,000,000. The revolving credit line expires in March 1999. The term loan is payable in quarterly installments of $900,000 with final payment on September 30, 2000. The interest rate on borrowings under this agreement is at various rates depending upon certain financial ratios, with the current rate substantially equivalent to the prime rate (8.5% at March 31, 1997) on the revolving credit borrowings and prime plus 1/4% on the term loan borrowings. The terms of the agreement require compliance with certain covenants including minimum consolidated tangible net worth and pre-tax earnings, maintenance of certain financial ratios, limitations on capital expenditures and indebtedness and prohibition of the payment of cash dividends.

 4.  Inventories
     Inventories consist of the following:

                                           March 31,        June 30,
                                             1997             1996
                                           ---------       ---------
                Raw Materials            $ 11,332,000   $  9,352,000
                Work in Process             8,030,000      5,301,000
                Finished Goods              2,751,000      2,263,000
                                         ------------   ------------
                                         $ 22,113,000   $ 16,916,000
                                         ============   ============

 5. Income Taxes
    At June 30, 1996 the Company had net operating loss carryforwards of approximately $8,000,000 for Federal income tax purposes which expire through 2006. The income tax provisions for the nine and three months ended March 31, 1996 include benefits relating to the recognition of unrealized and realized net operating loss carryforwards.

    The Company is undergoing  routine audits by various  taxing  authorities of several of its Federal, state and local income tax returns covering different periods from 1993 to 1996. Management believes that the probable outcome of these various audits should not materially affect the consolidated financial statements of the Company.

     6. Contingencies A subsidiary of the Company whose operations were discontinued in 1991, is one of several defendants named in a personal injury action initiated in August, 1994, by a group of plaintiffs. The plaintiffs are seeking damages which cumulatively may exceed $500 million. The complaint alleges, among other things, that the plaintiffs suffered injuries from exposure to substances contained in products sold by the subsidiary to one of its customers. This action is in the early stages of discovery. Based upon available information and considering its various defenses, together with its product liability insurance, in the opinion of management of the Company, the outcome of the action against its subsidiary is not expected to have a materially adverse effect on the Company's consolidated financial statements.

                              AEROFLEX INCORPORATED
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------
Nine Months  Ended March 31, 1997  Compared to Nine Months  Ended March 31, 1996
--------------------------------------------------------------------------------
Net sales increased to $64,912,000 for the nine months ended March 31, 1997 from $44,300,000 for the nine months ended March 31, 1996. Operating profits increased 63% from last year, exclusive of a one-time write-off of $23,200,000 in 1996 for in-process research and development related to the purchase of MIC Technology Corporation ("MIC"). Net income for the nine months ended March 31, 1997 was $2,461,000. The net loss for the comparable period of the prior year was $(20,479,000) including the special write-off of $23,200,000.

Net sales in the electronics segment increased to $52,591,000 for the nine months ended March 31, 1997 from $33,186,000 for the nine months ended March 31, 1996 primarily as a result of the acquisition of MIC in March 1996 and an increase in volume of existing microelectronic product sales. Operating profits, exclusive of the special write-off of $23,200,000 in 1996, increased by $2,190,000 as a result of both the increased sales volume and higher profit margins in the existing product lines offset, in part, by the addition of MIC's selling, general and administrative costs.

Net sales in the isolator products segment increased to $12,321,000 for the nine months ended March 31, 1997 from $11,114,000 for the nine months ended March 31, 1996. The increase reflects increased sales volume in the commercial and industrial divisions offset, in part, by decreased sales volume in the military isolator division. Operating profits increased by $344,000 primarily due to the higher sales volume and higher profit margins, offset, in part, by increased selling, general and administrative expenses.

Cost of sales as a percentage of sales decreased to 67.2% from 69.2% between the two periods primarily as a result of increased margins in microelectronics and isolator products divisions during the nine months ended March 31, 1997.
Selling, general and administrative costs (exclusive of the special charge in the prior year) as a percentage of sales increased to 23.4% from 22.4% primarily as a result of the addition of MIC which has a higher S,G&A cost structure than the balance of the Company.

Interest expense for the period increased to $2,263,000 from $936,000 for the prior period due to increased levels of borrowings related to the MIC acquisition in March 1996. Interest and other income decreased to $71,000 from $595,000 as a result of lower interest income on reduced cash amounts due to the acquisition of MIC.

The income tax provisions for the two periods differed from the amount computed by applying the U.S. Federal income tax rate to income before income taxes primarily due to state income taxes for the nine months ended March 31, 1997 and primarily as a result of the tax benefits of loss carryforwards (both unrealized and realized) for the nine months ended March 31, 1996. The income tax rates were 37% and 20% for 1997 and 1996, respectively, exclusive of the special charge in 1996.

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

Three Months Ended March 31, 1997  Compared to Three Months Ended March 31, 1996
--------------------------------------------------------------------------------
Net sales increased to $22,937,000 for the three months ended March 31, 1997 from $15,956,000 for the three months ended March 31, 1996. Operating profits increased 47% from last year, exclusive of a one-time write-off of $23,200,000 in 1996 for in-process research and development related to the purchase of MIC Technology Corporation ("MIC"). Net income was $917,000 for the three months ended March 31, 1997. The net loss for the comparable period in the prior year was $(22,084,000) including the special charge of $23,200,000.

Net sales in the electronics segment increased to $18,549,000 for the three months ended March 31, 1997 from $11,790,000 for the three months ended March 31, 1996 primarily as a result of the acquisition of MIC in March 1996 and an increase in volume of existing microelectronics product sales. Operating profits, exclusive of the special write-off of $23,200,000 in 1996, increased by $786,000 as a result of both the increased sales volume and higher profit margins in existing product lines (specifically microelectronics) partially offset by the addition of MIC's selling, general and administrative costs.

Net sales in the isolator products segment increased to $4,388,000 for the three months ended March 31, 1997 from $4,166,000 for the three months ended March 31, 1996. The increase is attributable to higher sales volume in both the commercial and industrial isolator divisions offset, in part, by decreased sales volume in the military isolators division. Operating profits increased by $121,000 primarily due to the higher sales volume and higher profit margins, offset, in part, by increased selling, general and administrative expenses.

Cost of sales as a percentage of sales decreased to 66.2% from 68.6% between the two periods primarily as a result of improved margins in the microelectronics and isolator products divisions. Selling, general and administrative costs (exclusive of the special charge in 1996) as a percentage of sales increased to 24.5% from 22.3% primarily as a result of the addition of MIC which has a higher S,G&A cost structure than the balance of the Company.

Interest expense for the period increased to $712,000 from $320,000 for the prior period due to increased levels of borrowings related to the MIC acquisition in March 1996. Interest and other income decreased to $10,000 from $262,000 as a result of lower interest income on reduced cash amounts due to the acquisition of MIC.

The income tax provisions for the two quarters differed from the amount computed by applying the U.S. Federal income tax rate to income before income taxes primarily due to state income taxes for the three months ended March 31, 1997 and primarily as a result of the tax benefits of loss carryforwards (both unrealized and realized) for the three months ended March 31, 1996. The income tax rates were 36% and 20% for 1997 and 1996, respectively, exclusive of the special charge in 1996.

Financial Condition
-------------------

The Company's working capital at March 31, 1997 was $24,772,000 as compared to $24,736,000 at June 30, 1996. The current ratio was 2.3 to 1 at both dates.

Cash provided by operating activities of $5,119,000 for the nine months ended March 31, 1997 was primarily due to the continued profitability of the Company and the collection of receivables partially offset by an increase of inventory. Cash used by investing activities of $2,181,000 was comprised primarily of capital expenditures.

The cash provided by operating activities net of the cash used by investing activities for the nine month period was used to reduce debt by $3,228,000. Management believes that the revolving credit and term loan facility, coupled with cash to be provided by future operations, will be sufficient for its presently anticipated working capital requirements, capital expenditure needs and the servicing of its debt.

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

As of March 15, 1996 the Company replaced a previous agreement with a revised revolving credit and term loan agreement with two banks which is secured by substantially all of the Company's assets not otherwise encumbered. The agreement provides for a revolving credit line of $22,000,000 and a term loan of $16,000,000. The revolving credit line expires in March 1999. The term loan is payable in quarterly installments of $900,000 with final payment on September 30, 2000. The interest rate on borrowings under this agreement is at various rates depending upon certain financial ratios, with the current rate substantially equivalent to the prime rate (8.5% at March 31, 1997) on the revolving credit borrowings and prime plus 1/4% on the term loan borrowings. The terms of the agreement require compliance with certain covenants including minimum consolidated tangible net worth and pre-tax earnings, maintenance of certain financial ratios, limitations on capital expenditures and indebtedness and prohibition of the payment of cash dividends.

During June 1994, the Company completed a sale of $10,000,000 principal amount of 7-1/2% Senior Subordinated Convertible Debentures to non-U.S. persons. The debentures are due June 15, 2004 subject to prior sinking fund payments of 10%, 10%, 15% and 15% of the principal amount on September 15, 2000, 2001, 2002 and 2003, respectively. The debentures are convertible into the Company's common stock at a price of $5-5/8 per share. As of March 31, 1997, $19,000 principal amount of debentures was converted.

A subsidiary of the Company whose operations were  discontinued in 1991, is one of several defendants named in a personal injury action initiated in August, 1994, by a group of plaintiffs. The plaintiffs are seeking damages which cumulatively may exceed $500 million. The complaint alleges, among other things, that the plaintiffs suffered injuries from exposure to substances contained in products sold by the subsidiary to one of its customers. This action is in the early stages of discovery. Based upon available information and considering its various defenses, together with its product liability insurance, in the opinion of management of the Company, the outcome of the action against its subsidiary is not expected to have a materially adverse effect on the Company's consolidated financial statements.

The Company's backlog of orders at March 31, 1997 and 1996 was $49,000,000 and $44,000,000, respectively.

At June 30, 1996 the Company had net operating loss carryforwards of approximately $8,000,000 for Federal income tax purposes. The Company is undergoing routine audits by various taxing authorities of several of its Federal, state and local income tax returns covering different periods from 1993 to 1996. Management believes that the probable outcome of these various audits should not materially affect the consolidated financial statements of the Company.

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



                                     AEROFLEX INCORPORATED
                                          (REGISTRANT)


May 9, 1997                        By: /s/  Michael Gorin
                                       ------------------------
                                       Michael Gorin
                                       President, Chief Financial Officer
                                       and Principal Accounting Officer