Form 10-K
period 1997-06-30
AEROFLEX INC
filed 1997-09-26
CIK 2601

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 1997
                                       or
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from to

                           Commission File No. 1-8037

                              Aeroflex Incorporated
--------------------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

          Delaware                                         11-1974412
-------------------------------                      ---------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

35 South Service Road, Plainview, New York                    11803
------------------------------------------           ---------------------------
(Address of Principal Executive Offices)                    (Zip Code)

Registrant's telephone number, including area code:      (516) 694-6700
                                                     ---------------------------


           Securities registered pursuant to Section 12(b) of the Act:

                                          Name of Each Exchange on
          Title of Class                       Which Registered
          --------------                  ------------------------

     Common Stock, $.10 par value            New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:        None
                                                           ---------------------
                                                             (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. (The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing). As of September 8, 1997 approximately $104,160,613.
---------------------------------------------------

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date (applicable only to corporate registrants). Common Stock, par value $.10 per share; outstanding as of September 8, 1997 - 12,869,212 (excluding 131,756 shares held in treasury).

     Documents incorporated by reference: Parts II and IV - The Annual Report to Stockholders for the fiscal year ended June 30, 1997 to the extent specifically identified or incorporated herein. Part III - Registrant's definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Act of 1934.

                                     PART I
                                     ------

ITEM ONE - BUSINESS
           --------

     Aeroflex Incorporated, through its subsidiaries (collectively, unless the context requires otherwise, referred to as the "Company" or "Aeroflex") utilizes advanced technologies to provide state-of-the-art electronic packaging and testing solutions used in communication applications, among others. Aeroflex designs and manufactures microelectronic circuits and interconnect products, instrument products and motion control systems, for commercial and defense markets. It also designs and manufactures shock and vibration stabilizing systems used for commercial, industrial and defense applications.

     Operations are grouped into three segments: microelectronics, electronics and isolator products. These segments, their products and the markets they serve are described below.

     In March 1995, the Company adopted a plan to consolidate its Puerto Rican manufacturing operations into its existing facilities in New York and New Jersey. The Company has ceased manufacturing operations in Puerto Rico.

     As of June 30, 1997, the Company has accounted for certain segments, namely commercial and custom envelopes (Huxley Envelope Corp.) and telecommunication systems services (T-CAS Corp.) as discontinued operations. The following description of the Company's business does not include these discontinued operations. These segments are described under the caption "Discontinued Operations".

Microelectronics
----------------
Microelectronic Modules - (Circuit Technology)

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

     Multichip  Modules  (MCMs)  are  a  further   advancement  of  the  hybrid
microcircuit technology, in which large digital devices such as microprocessors, SRAM and EEPROM memories are combined with multilayer ceramic packages to form complex digital systems or subsystems. Multichip modules perform functions similar to hybrids, except the emphasis is on miniaturizing and synthesizing digital functions such as microprocessor systems and mass memories. The Company has been qualified on multiple MCM designs on both the F-16 and F-22 Advanced Tactical Fighter (ATF), V-22, LAMPS, AWACS and AEGIS Missle and is participating in pre-production and production contracts. Application specific multi-chip modules have significant market potential in avionics, workstations, telecommunications and satellites.

     The Company has expanded its standard memory module product line with the addition of thirty-five new memory modules in the past three years. These products, which consist of SRAM and Flash memory modules, take advantage of the Company's multichip module expertise. They are designed to be used for a wide range of computer and general purpose circuit board applications.

     The Company continues to expand its market for the R4400 family of microprocessor modules with the sale of production units utilized in multiple avionics/missile applications. The Intel I486 dual microprocessor module is being utilized for avionics and missile applications, in production quantities.

Thin Film Interconnects - (MIC Technology)

     In March 1996, the Company acquired MIC Technology Corporation (MIC) which designs, develops, manufactures and markets microelectronics products in the form of passive thin film circuits and interconnects. Its advanced circuit and interconnect technology is emerging as a key technology for miniaturized, high frequency, high performance electronic products for rapidly growing markets like cellular telephones, personal communcation service devised (PCS) and microwave data links. It continues to be an essential technology in satellite based communication hardware, cable amplifiers and leading edge military electronic products.

     Thin film products allow dramatic reductions in the size and weight of electronic devices and provide superior electrical and thermal performance available today at high frequencies. Growth in thin film technology is expected to complement the advances in semiconductor speed which have occurred during the recent years in the digital world. Thin film removes limitations imposed by other interconnect technologies for high clock rate digital circuits. In the digital, analog R.F., and microwave domain, thin films allow the production of hybrid integrated circuits with lumped elements at lower cost than full silicon
(Si) or gallium arsenide (GaAs) integration while retaining outstanding performance.

     MIC serves both commercial and military markets. Commercial markets include wireless communications, cable television ("CATV"), fiber optics and digital MCMs. Military markets include missile Transmit and Receive (T/R) modules, radar T/R modules and advanced Electronic Counter Measures (ECM).

     MIC designs and manufactures a variety of electronic components for wireless/cellular PCS products including power amplifiers, band-pass filters, mixers and down converters. Due to the growth in the cellular market, the current 900 MHz cellular band is saturated. Therefore, new cellular operating frequencies at 1.8+ GHz are being allocated. MIC's circuits operate at both the existing and higher band widths. Competing technologies (thick film, epoxy, and Teflon-based substrates) compromise performance at 1.8+ GHz operating frequencies.

     MIC manufactures high power substrates for CATV amplifiers. These receive, filter, amplify and transmit signals that distribute cable service. In January 1997, MIC entered into a strategic sole source supplier agreement to manufacture and supply all of Motorola's RF Semiconductor Division's thin film interconnects supporting component applications in CATV, cellular and land mobile communications.

     Commercial satellite networks require high frequency T/R functions for ground to satellite, satellite to satellite, and satellite to ground transmission. MIC produces T/R module circuits for signal splitting, amplification, phase shifting, and combining functions.

     In July 1997, MIC entered into a multi-year strategic agreement under which MIC will supply Lucent Technologies with film integrated circuits which are used in communications applications. In connection with this agreement, MIC purchased equipment, inventory and licenses for advanced technologies from two of Lucent's telecommunications components operations which significantly increases MIC's manufacturing capacity and it is expected to enhance its capabilities.

     MIC is a key supplier to Texas Instruments and Raytheon for T/R modules on the Army's Ground Based Radar program and a key supplier to Lockheed, TRW, Westinghouse and Texas Instruments on the Air Force's Advanced Tactical Fighter
(F22).

Electronics
-----------

Instrumentation

Frequency Synthesizers and Components - (Comstron)

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

     The Company's synthesizers operate in a broad frequency range of 10 MHz to 40GHz with excellent spectral purity. Their small size and modular construction allow for easy systems configuration and facilitation of repair. The Company, together with Hewlett Packard, helped develop the Modular Measurement System
(MMS) standard which has been selected as the architecture underlying the RF and microwave sections of a number of automated test equipment (ATE) systems, including CASS, the U.S. Navy's next generation ATE. The Company's synthesizers also significantly improve the performance and reliability of existing radars. The Company's synthesizers have been selected by Westinghouse to upgrade its TPS 63 and 70 series radars. Additionally, the synthesizers improve the performance of threat simulators as well as radar cross section and antenna measurement systems.

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

     Component technology, which contributes to the exceptional performance of the Company's synthesizer, includes custom microwave and RF hybrids and filters manufactured by the Company.

High Speed Automatic Test Systems - (Lintek)

     In January 1995, the Company acquired Lintek Inc. as a wholly owned subsidiary of Aeroflex. Aeroflex Lintek Corp., the successor to Lintek, Inc., is a leader in high speed instrumentation radar systems and antenna measurement systems. These systems are used by the Department of Defense and by industry. Lintek Inc. was incorporated in 1988 for the purpose of developing and selling instrumentation radar systems, and currently has systems in place with many of the large aerospace companies and with major government laboratories.

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

     Aeroflex Lintek has three lines of radar systems: the Elan series, the Model 5000, and the Model 4000. These systems vary in price and performance. The Company believes that the Elan series radar system is the highest performance system in the industry, the Model 5000 is a price performance leader, and the Model 4000 is a low cost entry level system.

     Antenna measurement systems are used in the design and manufacturing of all types of antennas. The Company's product line is derived from the expertise gained in high speed data acquisition and display techniques used in instrumentation radar products. These products comprise a growing portion of Aeroflex Lintek's sales due to the growth in personal communications and the demand for these systems abroad.

Motion Control Systems - (Aeroflex Laboratories)

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

     The Company has completed development and has started a production order for the next generation polygon rotary scanner for the U.S. Army's thermal weapons sight (TWS), under contract to Hughes Electro-Optical Data Systems Group. TWS is a low cost, lightweight thermal imaging device that detects targets based on thermal radiation contrasts with background and utilizes a solid state thermal cooling system. This scanner is intended for use on standard issue U.S. Army assault rifles and crew served weapons.

Stabilization and Tracking Devices

     Since 1961, the Company has been engaged in the design, development and production of stabilization tracking devices and systems. These are dynamically positioned pedestals on or in moving vehicles such as trucks, ships and aircraft, upon which tracking equipment, such as a radar antenna, is mounted. Pedestals, through the continuous balancing action of gyroscopes and servo-mechanical stabilizers operating in all three dimensions, enable the mounted equipment to remain almost perfectly balanced and motionless. The equipment can then automatically track or focus on a target as accurately as if it were on solid ground despite the motion of the vehicle. The Company's stabilization and tracking devices are a part of major surveillance, reconnaissance and weapon firing control systems and play an important role in high altitude aircraft as well as in other aircraft, ships and ground vehicles which require precise, highly stable mounting for cameras, antennae and lasers. In addition to military and aerospace markets, the Company has recently delivered commercial units used to stabilize airborne spectroscopy equipment for terrestrial mapping.

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

Electronic Control Systems

     Building on technology acquired from Comstron, Aeroflex develops and manufactures complex communications and guidance systems and subsystems including HF, VHF and UHF receivers, communications jammer emulators, weather radar receivers, up/down converters, frequency agile radar local oscillators and low phase noise frequency sources. The Company is currently under contract to develop a frequency generator for the receiver/transmitter used in the LAMPS Program.

     The Company produces a receiver for the NOAA wind-profiler system which is used to detect clean air turbulence around airports. The wind-profiler system has made major improvements in the accuracy of operational weather forecasts.

Isolator Products Group - (Aeroflex International, Vibration Mountings &
-----------------------    Controls and Korfund Dynamics)

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

Competition

     In all phases of its continuing operations, the Company competes in both performance and price with companies considerably larger than itself in financial resources and sales, and which are more diversified than the Company. In the manufacturing of stabilization and tracking devices, scanning devices, frequency synthesizers, high speed automatic test systems and isolators, there are several major competitors manufacturing similar or comparable products. In the manufacture of microelectronic modules and thin-film interconnects, magnetic motors and electronic systems, there are numerous worldwide, regional and local competitors manufacturing and distributing similar or comparable products. The Company believes that in all of its operations it competes favorably in the principal competitive factors of technology, performance, reliability, quality, customer service and price.

     To the extent that the Company is engaged in government contracts, its success or failure, to a large measure, is based upon its ability to compete successfully for contracts and to complete them at a profit. Such government business is necessarily affected by many factors such as variations in the military requirements of the government and defense budget allocations.

Government Sales

     Approximately 50% and 65% of the Company's sales from continuing operations for fiscal 1997 and 1996, respectively, were to agencies of the United States Government or to prime defense contractors or subcontractors of the United States Government. The Company's overall dependence on the military has been declining due to the acquisition of MIC, which is more commercially oriented, and a focusing of resources towards developing standard products for the commercial markets. The Company's government contracts have been awarded either on a bid basis or after negotiation. The contracts are primarily fixed price contracts, though the Company also has government contracts providing for cost plus fixed fee. The contracts of the Company with the United States Government and prime defense contractors or subcontractors contain customary provisions for termination at the convenience of the government without cause. In the event of such termination, the Company is entitled to reimbursement for its costs and to receive a reasonable profit, if any, on the work done prior to termination.

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

Marketing and Distribution

     The Company markets its products through an internal sales force of 25 persons and over 140 sales representative organizations located nationwide and worldwide. The Company's engineers and marketing personnel, many of whom have technical backgrounds, advise prospective purchasers regarding the Company's products and how such products can be custom designed to be incorporated into specific government programs and other applications. These efforts are supported by product brochures and by published articles and advertisements in trade journals.

Product Research and Development

     The Company's product development efforts primarily involve engineering and design relating to the improvement of existing products or the adaptation of such products to new applications. The Company's efforts also include developing prototype components to bid on specific programs. Several of the Company's officers and almost all of its engineers have been involved at various times and to varying degrees in these activities. Product development and similar costs not recoverable under contractual arrangements are expensed in the year incurred. The costs of Company sponsored research activities were approximately $3,279,900, $1,260,000 and $2,389,000 for fiscal 1997, 1996 and 1995, respectively. The increase from fiscal 1996 to fiscal 1997 was primarily due to MIC which was acquired in March 1996. Further, in connection with the Company's purchase of MIC Technology Corporation in March 1996, the Company allocated $23,200,000 of the purchase price to in-process research and development. Since
the  research  and   development   projects   had  not  reached   technological
feasibility, the $23,200,000 was charged to expense in fiscal 1996 in accordance with generally accepted accounting principles.

Backlog

     At June 30, 1997, the Company's backlog of orders was approximately $53,332,000. Approximately 90% was scheduled to be delivered on or before June 30, 1998. Approximately 65% of this backlog represents orders for military or national defense purposes.

     At June 30, 1996, the Company's backlog of orders was approximately $37,457,000. Approximately 90% was scheduled to be delivered before June 30, 1997. Approximately 79% of this backlog represented orders for military or national defense purposes.

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

Employees

     As of June 30, 1997 the Company had approximately 790 employees, of whom approximately 400 were engaged in a manufacturing capacity, and approximately 390 in engineering, sales, administrative or clerical positions. Approximately 230 employees of the Company are covered by various collective bargaining agreements. The Company considers its employee relations to be satisfactory.

Seasonality

     Seasonality  does not have a material  impact upon the Company's  revenues.

Regulation

     The Company's activities are subject to various environmental, health and employee safety laws. The Company has expended resources, both financial and managerial, to comply with applicable environmental, health and worker safety laws in its operations and at its facilities and anticipates that it will continue to do so in the future. The Company does not require any governmental approval of its principal products or services. Compliance with environmental laws has not historically had a material effect on the Company's capital expenditures, earnings or competitive position, and the Company does not anticipate that such compliance will have a material effect on the Company in the future. Although the Company believes that it is generally in compliance with all applicable environmental, health and worker safety laws, there can be no assurance that additional costs for compliance will not be incurred in the future or that such costs will not be material.

Financial Information About Industry Segments

     The sales and operating profits of each industry segment and the identifiable assets attributable to each industry segment for each of the three years in the period ended June 30, 1997 are set forth in Note 16 of Notes to Consolidated Financial Statements.

Discontinued Operations

     The Company has accounted for certain segments as discontinued operations. A description of these operations is as follows:

     Commercial and Custom Envelopes
     -------------------------------

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

     In May 1995, T-CAS received $170,000 in settlement of a claim against a former customer. This settlement, together with other unrelated settlements of claims and adjustments of previously recorded loss reserves, resulted in an after tax gain of $222,000, which was included in discontinued operations in the fourth quarter of fiscal 1995.

ITEM TWO - PROPERTIES
           ----------

     The executive offices of the Company and the manufacturing facilities of Aeroflex Laboratories Incorporated, a subsidiary of the Company, occupying an aggregate of approximately 69,000 square feet, are located in premises which the Company owns in Plainview, Long Island, New York. An industrial development agency loan is secured by the premises, with an outstanding balance of approximately $63,000 at June 30, 1997.

     Aeroflex Laboratories Incorporated also leases manufacturing facilities in Farmingdale, Long Island, New York and Boca Raton, Florida of approximately 20,000 and 11,000 square feet, respectively. The annual rental of these properties is approximately $143,000 and $76,000 respectively.

     The Company's subsidiary, MIC Technology Corporation, leases manufacturing facilities in Richardson, Texas and Pearl River, New York of approximately 29,000 and 63,000 square feet, respectively. The annual rental of these properties is approximately $164,000 and $189,000, respectively.

     The Company's subsidiary, Vibration Mountings and Controls, Inc., conducts manufacturing operations at a plant located in Bloomingdale, New Jersey. The plant, which the Company owns, consists of approximately 72,000 square feet.

     The Company's subsidiary, Aeroflex Lintek Corp., occupies approximately 8,500 square feet of space in Powell, Ohio, with an annual rental of $43,000.

     The Company believes that its facilities are adequate for its current and presently foreseeable needs.

ITEM THREE - LEGAL PROCEEDINGS
             -----------------

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

     This action is still in the early stages of discovery. Based upon available information and considering its various defenses, together with its product liability insurance, in the opinion of management of the Company, the outcome of the action against its subsidiary will not have a materially adverse effect on the Company's consolidated financial statements.

ITEM FOUR - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            ---------------------------------------------------

     Not applicable.

                                     PART II
                                     -------

ITEM FIVE - MARKET FOR THE COMPANY'S COMMON EQUITY
            AND RELATED STOCKHOLDER MATTERS
            --------------------------------------


     (a) The Common Stock trades on the New York Stock Exchange under the symbol ARX. The following table shows the quarterly range of the high and low closing prices for the Common Stock, as reported by the National Quotation Bureau Incorporated, for the calendar periods indicated.

                                                 Common Stock
                                                High        Low
                                                ----        ---
1995
----
First Quarter ....................              $4.38      $3.50
Second Quarter ...................               4.88       3.63
Third Quarter ....................               5.63       4.25
Fourth Quarter ...................               5.00       3.88

1996
----
First Quarter ....................               5.13       3.50
Second Quarter ...................               6.63       4.38
Third Quarter ....................               6.13       4.63
Fourth Quarter ...................               4.75       4.13

1997
----
First Quarter ....................               4.88       3.50
Second Quarter ...................               5.13       3.25
Third Quarter  (through August 29)               8.88       4.44


     (b) As of August 29, 1997, there were approximately 1,200 record holders of the Company's Common Stock.

     (c) The Company has never paid any cash dividends on its Common Stock. There have been no stock dividends declared or paid by the Company on its Common Stock during the past three years. Future dividends, if any, will be dependent upon the earnings and financial position of the Company and such other factors as the Board of Directors shall deem appropriate. In addition, the Company's Revolving Credit Agreement, as amended, prohibits, and its 7-1/2% Senior Subordinated Convertible Debenture Indenture Agreement limits, it from paying cash dividends.

ITEM SIX - SELECTED FINANCIAL DATA

(In thousands except ratios and per share data)

                                                        Year ended June 30,
                                  ------------------------------------------------------------
                                    1997         1996         1995         1994         1993
                                  ------------------------------------------------------------
Earnings Statement Data (7)
-----------------------
  Net Sales...................... $ 94,299     $ 74,367     $ 71,113     $ 65,602     $ 52,031
  Income (Loss) from
    Continuing Operations........    4,420      (17,420)(1)(2) 6,587(4)(5)  5,850(6)     1,736
  Income from
    Discontinued Operations......     -            -             462          187          500
  Net Income (Loss)..............    4,420      (17,420)       7,049        6,037(6)     2,236
  Income (Loss) from Continuing
    Operations Per Common Share
    and Common Share Equivalent
      Primary.................... $  .34       $(1.46)(1)(2)$  .53(4)(5) $  .55(6)    $  .20
      Fully Diluted..............    .33         (3)           .52(4)(5)    .50(6)       .19
  Net Income (Loss) Per Common
    Share and Common Share
    Equivalent
      Primary....................    .34        (1.46)         .57          .57          .26
      Fully Diluted..............    .33         (3)           .55          .51          .24
  Weighted Average Number of
    Common Shares and Common
    Share Equivalents Outstanding
      Primary....................   13,057       11,971       12,352       10,526        8,757
      Fully Diluted..............   15,142       (3)          14,249       12,401       10,920

                                                           June 30,
                                   -----------------------------------------------------------
                                    1997         1996         1995         1994         1993
                                   -----------------------------------------------------------
Balance Sheet Data
------------------
  Working Capital................ $ 25,872     $ 25,300     $ 31,721     $ 28,572     $ 14,982
  Total Assets...................   81,047       81,169       71,936       71,016       60,185
  Long-term Debt
    (including current portion)..   28,916       34,577       13,787       18,408       21,871
  Stockholders' Equity...........   35,040       30,472       46,344       39,571       27,208
Other Statistics
----------------
  After Tax Profit Margin (Loss)
    (from continuing operations)..   4.7%       (23.4)%(1)(2)   9.3%(4)(5)   8.9%(6)      3.3%
  Return on Average Stockholders'
    Equity (from continuing
    operations)..................   13.5%       (45.4)%(1)(2)  15.3%(4)(5)  17.5%(6)      6.6%
  Stockholders' Equity
    Per Share (8)................ $  2.81      $  2.49      $   3.95     $   3.37     $   3.14

(1)  Includes $23,200,000 ($1.94 per share) for  the year ended June 30, 1996, for the write-off of in-process research and development acquired in connection with the purchase of MIC Technology Corporation in March 1996.
(2)  Includes a $437,000 net of tax, or $.04 per share gain on the sale of securities for the year ended June 30, 1996.
(3)  As a result of the loss, all options,  warrants and  convertible  debentures are  anti-dilutive.
(4)  Includes  $2,000,000 ($.14 per share fully diluted and $.16 primary) of insurance proceeds received on the death of the former chairman.
(5)  Includes a $1,494,000 net of tax restructuring charge ($.10 per share fully diluted and $.12 primary) for the  consolidation  of the  Company's  Puerto
     Rican operations into its domestic facilities.
(6)  Includes  income tax  benefit of  $1,716,000,  or $.14 per share  ($.16 per share  primary),  relating to the recognition of a portion of the Company's unrealized net operating loss  carryforward in accordance with Statement of
     Financial Accounting Standards No. 109.
(7)  See Note 4 to the  Consolidated  Financial  Statements  for a discussion  of discontinued operations.
(8)  Calculated by dividing stockholders' equity, at the end of the year, by the number of shares outstanding at the end of the year.

ITEM SEVEN - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ---------------------------------------------

Results of Operations

Fiscal 1997 Compared to Fiscal 1996

Net sales increased to $94,299,000 in fiscal 1997 from $74,367,000 in fiscal 1996. Net income was $4,420,000 in fiscal 1997 compared to a net loss of $(17,420,000) in fiscal 1996. Fiscal 1996 results included a one-time write-off of $23,200,000 for in-process research and development related to the purchase of MIC Technology Corporation ("MIC") and a net of tax gain of $437,000 on the sale of securities.

Net sales in the microelectronics segment increased to $48,462,000 for the year ended June 30, 1997 from $28,414,000 for the year ended June 30, 1996 due to the acquisition of MIC in March 1996 and increased sales in the existing product lines. MIC sales for fiscal 1997 and from acquisition until June 30, 1996 were approximately $21,900,000 and $6,200,000, respectively. Operating profits, exclusive of the special write-off of $23,200,000 in 1996, were $6,644,000 and $3,282,000 for the years ended June 30, 1997 and 1996, respectively. The increase is due to the increased sales and higher overall profit margins.

Net sales in the electronics segment decreased to $28,144,000 for the year ended June 30, 1997 from $30,109,000 for the year ended June 30, 1996 primarily as a result of reduced frequency synthesizer sales partially offset by increased sales of stabilization and tracking devices. The reduction in frequency synthesizer sales was due to the early completion of the current CASS contract and the transition from custom to commercial markets. Operating profits decreased to $2,762,000 from $4,830,000 for the years ended June 30, 1997 and 1996, respectively, due to the decrease in sales and lower profit margins. In an effort to transition from custom products to commercial products, the Company has directed its resources towards developing standard products for the commercial markets.

Net sales in the isolator products segment increased to $17,693,000 for the year ended June 30, 1997 from $15,844,000 for the year ended June 30, 1996. The increase reflects higher sales volume of industrial and commercial isolators partially offset by decreased sales volume of military isolators. Operating profits increased by $694,000 as a result of the increased sales and higher profit margins, partially offset by increased selling, general and administrative costs.

Cost of sales as a percentage of sales decreased to 66.9% from 68.7% between the two years primarily as a result of increased margins in the microelectronics and isolator segments during the year ended June 30, 1997. Selling, general and administrative costs (exclusive of the special charge in 1996) as a percentage of sales increased to 22.8% from 20.7% as a result of the addition of MIC which has a higher selling, general and administrative cost structure than the balance of the Company.

Interest expense increased to $2,974,000 from $1,939,000 due to increased levels of borrowings required to purchase MIC. Interest and other income decreased to $93,000 from $1,075,000 due to lower interest income on reduced cash amounts which were used to acquire MIC and a securities related gain in fiscal 1996.

The income tax provisions for the years ended June 30, 1997 and 1996 were different from the amounts computed by applying the U.S. Federal income tax rate to income before income taxes primarily as a result of the tax benefits of loss carryforwards (both unrealized and realized), state and local income taxes, and, for the year ended June 30, 1996, because of the non-deductibility of the $23,200,000 special charge.

Management believes that potential reductions in military spending will not materially affect its operations. In certain product areas, the Company has suffered reductions in sales volume due to cutbacks in the military budget. In other product areas, the Company has experienced increased sales volume due to a realignment of government spending towards upgrading existing systems instead of purchasing completely new systems. The overall effect of the cutbacks and realignment has not been material to the Company. Furthermore, the Company's overall dependence on the military has been declining. Approximately 50%, 65% and 74% of the Company's sales for the fiscal years 1997, 1996 and 1995, respectively, were to agencies of the United States government or to prime defense contractors or subcontractors of the United States government.

Fiscal 1996 Compared to Fiscal 1995

Net sales increased to $74,367,000 in fiscal 1996 from $71,113,000 in fiscal 1995. The net loss was $(17,420,000) in fiscal 1996 including a one-time write-off of $23,200,000 for in-process research and development related to the purchase of MIC and a net of tax gain of $437,000 on the sale of securities. Income from continuing operations for fiscal 1995 was $6,587,000 including $2,000,000 of insurance proceeds received on the death of the former chairman and a net of tax restructuring charge of $1,494,000 for the consolidation of the Company's Puerto Rico operations into its existing domestic facilities.

Net sales in the microelectronics segment increased to $28,414,000 for the year ended June 30, 1996 from $24,250,000 for the year ended June 30, 1995 primarily as a result of the acquisition of MIC in March 1996. MIC sales, from its acquisition until June 30, 1996, were approximately $6,200,000. Operating profits, exclusive of the special write-off of $23,200,000 in 1996, were $3,282,000 and $2,075,000 for the years ended June 30, 1996 and 1995, respectively. The increase is due to the increase in sales and increased profit margins partially offset by increased selling, general and administrative costs.

Net sales in the electronics segment decreased to $30,109,000 for the year ended June 30, 1996 from $31,357,000 for the year ended June 30, 1995 primarily as a result of reduced sales volume of scanning devices partially offset by the acquisition of Lintek, Inc. in January 1995. Operating profits decreased to $4,830,000 from $6,028,000 for the years ended June 30, 1996 and 1995, respectively. The decrease was due primarily to lower profit margins, primarily in instrument products and magnetic motors, and the reduced sales.

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

Income from discontinued operations for the year ended June 30, 1995 includes a gain related to the sale of the former Huxley Envelope Corp. ("Huxley") building of $240,000 and a gain related to T-CAS Corp. ("T-CAS") of $222,000. The gain of $222,000 is due primarily to a settlement of a claim against a former customer.

Liquidity and Capital Resources

June 30, 1997 Compared To June 30, 1996

The Company's working capital at June 30, 1997 was $25,872,000 as compared to $25,300,000 at June 30, 1996. The current ratio was 2.3 to 1 at both June 30, 1997 and 1996. The increase in working capital was primarily due to an increase in inventories offset in part by a reduction in accounts receivable.

Cash provided from operating activities was $8,729,000 for the year ended June 30, 1997 and $4,508,000 for the year ended June 30, 1996. The increase was due primarily to lower year-end accounts receivables. Cash used by investing activities of $2,996,000 in 1997 was primarily for capital expenditures. Debt was reduced by $5,661,000 in 1997.

Effective March 19, 1996, the Company acquired all of the outstanding stock of MIC for approximately $36,000,000 of cash, 300,000 shares of common stock and warrants to purchase 400,000 shares of common stock (at exercise prices ranging from $7.05 to $7.50 per share). The purchase price was paid with available cash of $9,000,000 and borrowings under the Company's bank loan agreement of
$27,000,000. MIC manufactures high frequency thin film circuits and interconnects for miniaturized, high frequency, high performance electronic products for growing commercial markets such as wireless communications, satellite based communications hardware and high technology military electronics. The acquired company's net sales were approximately $25,000,000 for its fiscal year ended October 31, 1995.

As of March 15, 1996 the Company replaced a previous agreement with a revised revolving credit and term loan agreement with two banks which is secured by substantially all of the Company's assets not otherwise encumbered. The agreement provides for a revolving credit line of $22,000,000 and a term loan of $16,000,000. The revolving credit line expires in March 1999. The term loan is payable in quarterly installments of $900,000 with final payment on September

30, 2000. The interest rate on borrowings under this agreement is at various rates depending upon certain financial ratios, with the present rate substantially equivalent to the prime rate (8.5% at June 30, 1997) on the revolving credit borrowings and prime plus 1/4% on the term loan borrowings. At June 30, 1997, the outstanding borrowings under the revolving credit line and term loan were $8,109,000 and $9,041,000, respectively. The terms of the agreement require compliance with certain covenants including minimum consolidated tangible net worth and pre-tax earnings, maintenance of certain financial ratios, limitations on capital expenditures and indebtedness and prohibition of the payment of cash dividends.

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

Management of the Company believes that internally generated funds and available lines of credit will be sufficient for its working capital requirements, capital expenditure needs and the servicing of its debt for the fiscal year ending June 30, 1998. At June 30, 1997, the Company's available unused line of credit was approximately $12,000,000.

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

The Company's backlog of orders at June 30, 1997 and 1996 was $53,332,000 and $37,457,000, respectively.

At June 30, 1997, the Company had net operating loss carryforwards of approximately $4,000,000 for Federal income tax purposes.

The Company is undergoing routine audits by various taxing authorities of several of its state and local income tax returns covering different periods from 1992 to 1995. Management believes that the probable outcome of these various audits should not materially affect the consolidated financial statements of the Company.

In the second quarter of fiscal 1998 the Company will be required to adopt SFAS No. 128 "Earnings Per Share". This statement establishes standards for computing and presenting earnings per share ("EPS"), replacing the presentation of currently required Primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of operations. When SFAS No. 128 is adopted the Company will be required to restate its EPS data for all prior periods presented. The Company does not expect the impact of the adoption of this statement to be material to previously reported EPS amounts.

Effective July 1, 1997, the Company's subsidiary, MIC Technology Corporation, acquired certain equipment, inventory, licenses for technology and patents of two of Lucent Technologies' telecommunications component units - multi chip modules and film integrated circuits - for approximately $4,400,000 in cash. These units manufacture interconnect products for the communications industry. The Company has also signed a multi-year supply agreement to provide Lucent with film integrated circuits.

On September 8, 1997, the Company called for the redemption of all of its outstanding 7-1/2% Senior Subordinated Convertible Debentures at 104-1/2% of the principal amount. The Debentures are convertible into the Company's Common Stock at a price of $5-5/8 per share through October 6, 1997. Any outstanding Debentures on October 13, 1997 will be redeemed.

ITEM EIGHT - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
             -------------------------------------------

   The financial statements and supplementary data listed in the accompanying Index to Financial Statements and Schedules is attached as part of this report.

ITEM NINE - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
            DISCLOSURE
            -----------------------------------------

    None.

                                    PART III
                                    --------

   The information required by Part III is incorporated by reference to the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in November 1997, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year ended June 30, 1997.

                                     PART IV
                                     -------

ITEM FOURTEEN - EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                AND REPORTS ON FORM 8-K
                ---------------------------------------

   (a) See Index to Financial Statements at beginning of attached financial statements.

   (b) Reports on Form 8-K:
       -------------------

        Report on Form 8-K dated May 17, 1997 with respect to Item 5.

   (c)  Exhibits
        --------

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

     4.2 Indenture Agreement between Registrant and American Stock Transfer & Trust Company dated as of June 23, 1994. (Exhibit 4.2 of Annual Report on Form 10-K for the year ended June 30, 1994).

    10.1 1989 Non-Qualified Stock Option Plan, as amended (Exhibit 10.8 of Annual Report on Form 10-K for the year ended June 30, 1990).

   10.2 1994 Non-Qualified Stock Option Plan. (Exhibit 10.2 of Annual Report on Form 10-K for the year ended June 30, 1994).

   10.3 1994 Outside Directors Stock Option Plan. (Exhibit 10.3 of Annual Report on Form 10-K for the year ended June 30, 1994).

   10.4 Common Stock Purchase Agreement dated as of February 13, 1996 and closed on March 19, 1996 among Aeroflex Acquisition Corp. (as assignee of the Registrant), MIC Technology Corporation and the stockholders of MIC Technology Corporation (Exhibit 2 of Report on Form 8-K dated March 19,
        1996).

   10.5 Amendment No. 1 to Employment Agreement between Aeroflex Incorporated and Harvey R. Blau (Exhibit 10.1 to Report on Form 8-K dated May 17,
        1997).

   10.6 Amendment No. 1 to Employment Agreement between Aeroflex Incorporated and Michael Gorin (Exhibit 10.2 to Report on Form 8-K dated May 17,
        1997).

   10.7 Amendment No. 1 to Employment Agreement between Aeroflex Incorporated and Leonard Borow (Exhibit 10.3 to Report on Form 8-K dated May 17,
        1997).

   10.8 Deferred Compensation Agreement between Aeroflex Incorporated and Harvey
        R. Blau (Exhibit 10.4 to Report on Form 8-K dated May 17, 1997).

   10.9 Employment Agreement between Aeroflex Incorporated and Carl Caruso (Exhibit 10.5 to Report on Form 8-K dated May 17, 1997).

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

   23   Consent of Independent Auditors

   99   Additional Exhibit

     The following undertakings are incorporated by reference into the Company's Registration Statements on Form S-8 and Form S-3 (Registration Nos. 33-75496, 33-88868, 33-88878, 333-15339 and 333-21803).

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

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of September 1997.

                                           Aeroflex Incorporated

                                           By:/s/Harvey R. Blau
                                              ---------------------------------
                                              Harvey R. Blau, Chairman

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on September 25th, 1997 by the following persons in the capacities indicated:

/s/ Harvey R. Blau
---------------------------        Chairman of the Board
Harvey R. Blau                     (Chief Executive Officer)
/s/ Michael Gorin
---------------------------        President and Director
Michael Gorin                      (Chief Financial Officer and Principal
                                   Accounting Officer)
/s/ Leonard Borow
--------------------------         Executive Vice President, Secretary and
Leonard Borow                      Director
                                   (Chief Operating Officer)
/s/ Robert Bradley, Sr.
--------------------------         Director
Robert Bradley, Sr.
/s/Milton Brenner
--------------------------         Director
Milton Brenner
/s/ Ernest E. Courchene, Jr.
--------------------------         Director
Ernest E. Courchene, Jr.
/s/ Donald S. Jones
-------------------------          Director
Donald S. Jones
/s/ Eugene Novikoff
-------------------------          Director
Eugene Novikoff
/s/ John S. Patton
-------------------------          Director
John S. Patton

                              AEROFLEX INCORPORATED

                                AND SUBSIDIARIES

                             -----------------------

                       FINANCIAL STATEMENTS AND SCHEDULES

                 COMPRISING ITEM 8 OF ANNUAL REPORT ON FORM 10-K

                      TO SECURITIES AND EXCHANGE COMMISSION

                          AS OF JUNE 30, 1997 AND 1996

                                AND FOR THE YEARS

                       ENDED JUNE 30, 1997, 1996 AND 1995

                       FINANCIAL STATEMENTS AND SCHEDULES
                       ----------------------------------


                         I  N  D  E  X                                PAGE
                         -------------                                ----


  ITEM FOURTEEN (a)

1.  FINANCIAL STATEMENTS:

     Independent auditors' report                                     S-1

     Consolidated financial statements:

        Balance sheets - June 30, 1997 and 1996                       S-2-3

     Statements of operations - each of the three years
        in the period ended June 30, 1997                             S-4

     Statements of stockholders' equity - each of the
        three years in the period ended June 30, 1997                 S-5

     Statements of cash flows - each of the three years
        in the period ended June 30, 1997                             S-6

     Notes (1-17)                                                     S-7-20

     Quarterly financial data (unaudited)                             S-21


2.   FINANCIAL STATEMENT SCHEDULES:

     II - Valuation and qualifying accounts                           S-22


All other schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the financial statements or notes thereto.

                          Independent Auditors' Report
                          ----------------------------


The Board of Directors and Stockholders of Aeroflex Incorporated
Plainview, New York

We have audited the accompanying consolidated balance sheets of Aeroflex Incorporated and subsidiaries as of June 30, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three year period ended June 30, 1997. Our audits also included the financial statement schedule listed in the Index at item 14(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aeroflex Incorporated and subsidiaries as of June 30, 1997 and 1996 and the results of their operations and their cash flows for each of the years in the three year period ended June 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG PEAT MARWICK LLP


Jericho, New York
August 14, 1997 (except as to Note 17(b), which is as of September 8, 1997)

                            AEROFLEX INCORPORATED
                               AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS



ASSETS                                                            June 30,
-----------------------------------------------------------------------------------
                                                            1997            1996
-----------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                            $    600,000    $    661,000
  Current portion of invested cash                           69,000            -
  Accounts receivable, less allowance for doubtful
    accounts of $417,000 and $354,000 at
    June 30, 1997 and 1996, respectively                 21,843,000      23,336,000
  Income tax refund receivable                                 -            926,000
  Inventories                                            20,319,000      16,916,000
  Deferred income taxes                                   2,043,000       1,871,000
  Prepaid expenses and other current assets                 743,000         554,000
-----------------------------------------------------------------------------------

       Total Current Assets                              45,617,000      44,264,000

Invested Cash                                               453,000         603,000

Property, Plant and Equipment, net                       14,487,000      14,854,000

Intangible Assets Acquired in Connection with
  the Purchase of Businesses, net of accumulated
  amortization of $1,224,000 and $516,000 at
  June 30, 1997 and 1996, respectively                    8,046,000       8,707,000

Cost in  Excess  of Fair  Value of Net  Assets of
  Businesses  Acquired,  net of accumulated amortization
  of $2,399,000 and $2,086,000 at June 30, 1997
  and 1996, respectively                                  9,903,000      10,054,000

Other Assets                                              2,541,000       2,687,000
-----------------------------------------------------------------------------------

Total Assets                                           $ 81,047,000    $ 81,169,000
===================================================================================







               See notes to consolidated financial statements.

                             AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



LIABILITIES AND STOCKHOLDERS' EQUITY                              June 30,
-----------------------------------------------------------------------------------
                                                            1997            1996
-----------------------------------------------------------------------------------
Current Liabilities:
  Current portion of long-term debt                    $  4,247,000    $  4,259,000
  Accounts payable                                        5,093,000       3,968,000
  Accrued expenses and other current liabilities          8,564,000       8,967,000
  Income taxes payable                                    1,841,000       1,770,000
-----------------------------------------------------------------------------------
       Total Current Liabilities                         19,745,000      18,964,000
Long-Term Debt                                           14,688,000      20,337,000
Deferred Income Taxes                                       334,000         172,000
Other Long-Term Liabilities                               1,259,000       1,243,000
Senior Subordinated Convertible Debentures                9,981,000       9,981,000
-----------------------------------------------------------------------------------
Total Liabilities                                        46,007,000      50,697,000
-----------------------------------------------------------------------------------

Commitments and Contingencies

Stockholders' Equity:
  Preferred stock, par value $.10 per share;
    authorized 1,000,000 shares:
    Series A Junior Participating Preferred stock,
    par value $.10 per share; authorized 150,000 shares;
    none issued                                                -               -
  Common stock, par value $.10 per share; authorized
    25,000,000 shares; issued 12,658,000 and 12,380,000
    shares at June 30, 1997 and 1996, respectively        1,266,000       1,238,000
  Additional paid-in capital                             58,110,000      57,820,000
  Accumulated deficit                                   (23,584,000)    (28,004,000)
-----------------------------------------------------------------------------------
                                                         35,792,000      31,054,000
  Less:  Treasury stock, at cost (169,000 and
    129,000 shares at June 30, 1997 and 1996,
    respectively)                                           752,000         582,000
-----------------------------------------------------------------------------------
Total Stockholders' Equity                               35,040,000      30,472,000
-----------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity             $ 81,047,000    $ 81,169,000
===================================================================================

                See notes to consolidated financial statements.

                     AEROFLEX INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Year Ended June 30,
------------------------------------------------------------------------------------

                                               1997           1996           1995
                                               ----           ----           ----
Net Sales                                 $ 94,299,000   $ 74,367,000   $ 71,113,000
Cost of Sales                               63,109,000     51,070,000     47,542,000
------------------------------------------------------------------------------------
   Gross Profit                             31,190,000     23,297,000     23,571,000
Selling, General and Administrative Costs   21,454,000     15,379,000     15,752,000
Special Charge (Note 2)                           -        23,200,000           -
Restructuring Charge (Note 3)                     -              -         1,669,000
------------------------------------------------------------------------------------
   Operating Income (Loss)                   9,736,000    (15,282,000)     6,150,000
------------------------------------------------------------------------------------
Other Income (Expense)
  Life Insurance Proceeds (Note 13)               -              -         2,000,000
  Interest Expense                          (2,974,000)    (1,939,000)    (1,464,000)
  Other Income (including interest and
    dividends of $84,000, $496,000 and
    $669,000)                                   93,000      1,075,000        751,000
------------------------------------------------------------------------------------
   Total Other Income (Expense)             (2,881,000)      (864,000)     1,287,000
------------------------------------------------------------------------------------
Income (Loss) From Continuing Operations
  Before Income Taxes                        6,855,000    (16,146,000)     7,437,000
Provision For Income Taxes                   2,435,000      1,274,000        850,000
------------------------------------------------------------------------------------
   Income (Loss) From Continuing Operations  4,420,000    (17,420,000)     6,587,000
------------------------------------------------------------------------------------
Discontinued Operations (Note 4):
  Gain on disposal of subsidiaries,
    net of income taxes                            -              -          462,000
------------------------------------------------------------------------------------
   Income From Discontinued Operations             -              -          462,000
------------------------------------------------------------------------------------
Net Income (Loss)                         $  4,420,000   $(17,420,000)    $7,049,000
====================================================================================
Income (Loss) Per Common Share:
 Primary
  Continuing Operations                      $   .34        $(1.46)         $  .53
  Discontinued Operations                         -            -               .04
------------------------------------------------------------------------------------
   Net Income (Loss)                         $   .34        $(1.46)         $  .57
====================================================================================
 Fully Diluted
  Continuing Operations                      $   .33          *             $  .52
  Discontinued Operations                         -           *                .03
------------------------------------------------------------------------------------
   Net Income                                $   .33          *             $  .55
====================================================================================
Weighted Average Number of Common
  Shares Outstanding
   Primary                                  13,057,000     11,971,000     12,352,000
   Fully Diluted                            15,142,000        *           14,249,000
====================================================================================

* As a result of the loss, all options, warrants and convertible debentures are anti-dilutive.

               See notes to consolidated financial statements.

                                           AEROFLEX INCORPORATED
                                             AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 Years Ended June 30, 1997, 1996 and 1995


                                                                  Additional
                                             Common Stock          Paid-in      Accumulated          Treasury Stock
                            Total        Shares     Par Value      Capital        Deficit          Shares        Cost
-----------------------------------------------------------------------------------------------------------------------
Balance, July 1, 1994   $ 39,571,000   11,799,000  $ 1,180,000  $ 56,116,000   $(17,633,000)       58,000     $ (92,000)
Treasury Stock Received
  from the Employee
  Stock Ownership Plan       (28,000)        -            -             -              -            7,000       (28,000)
Retirement of Treasury
  Stock                         -         (65,000)      (6,000)     (114,000)          -          (65,000)      120,000
Purchase of Treasury
  Stock                     (355,000)        -            -             -              -           92,000      (355,000)
Stock Issued Upon Exercise
  of Stock Options           107,000       84,000        8,000        99,000           -             -             -
Net Income                 7,049,000         -            -             -         7,049,000          -             -
-----------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1995    46,344,000   11,818,000    1,182,000    56,101,000    (10,584,000)       92,000      (355,000)
Stock Issued Upon
  Conversion of
  Debentures                  19,000        3,000         -           19,000           -             -             -
Treasury Stock Received
  from the Employee
  Stock Ownership Plan      (285,000)        -            -             -              -           56,000      (285,000)
Stock Issued Upon Exercise
  of Stock Options           440,000      159,000       16,000       366,000           -          (19,000)       58,000
Stock and Warrants Issued
  to Acquire Business      1,074,000      300,000       30,000     1,044,000           -             -             -
Stock Issued in Connection
  with Bank Refinancing      300,000      100,000       10,000       290,000           -             -             -
Net Loss                 (17,420,000)        -            -             -       (17,420,000)         -             -
-----------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1996    30,472,000   12,380,000    1,238,000    57,820,000    (28,004,000)      129,000      (582,000)
Stock Issued Upon Exercise
  of Stock Options           586,000      278,000       28,000       290,000            -         (69,000)      268,000
Purchase of Treasury
  Stock                     (438,000)        -            -             -               -         109,000      (438,000)
Net Income                 4,420,000         -            -             -         4,420,000          -             -
-----------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1997  $ 35,040,000   12,658,000  $ 1,266,000  $ 58,110,000   $(23,584,000)      169,000     $(752,000)
=======================================================================================================================




                            See notes to consolidated financial statements.

                     AEROFLEX INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Year Ended June 30,
------------------------------------------------------------------------------------
                                               1997           1996           1995
                                               ----           ----           ----
Cash Flows From Operating Activities:
  Net income (loss)                       $   4,420,000  $(17,420,000)  $  7,049,000
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
      Special charge                               -       23,200,000           -
      Gain from discontinued operations,
        net                                        -             -          (462,000)
      Depreciation and amortization           4,322,000     3,091,000      3,133,000
      Gain on sale of securities                   -         (533,000)          -
      Deferred income taxes                     (10,000)     (461,000)       (13,000)
      Other                                      57,000      (112,000)       (69,000)
  Change in operating  assets and
    liabilities,  net of effects  from
    purchase of businesses:
      Decrease (increase) in accounts
        receivable                            1,421,000    (2,220,000)    (1,965,000)
      Decrease (increase) in inventories     (3,403,000)   (2,654,000)     2,263,000
      Decrease (increase) in prepaid
        expenses and other assets               879,000        (6,000)      (279,000)
      Increase (decrease) in accounts
        payable, accrued expenses and
        other long-term liabilities             375,000       434,000     (1,232,000)
      Increase (decrease) in income
        taxes payable                           668,000     1,189,000       (125,000)
------------------------------------------------------------------------------------
Net Cash Provided By
  Operating Activities                        8,729,000     4,508,000      8,300,000
------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
  Payment for purchase of businesses,
    net of cash acquired                       (162,000)  (35,190,000)      (536,000)
  Net cash provided by
    discontinued operations                        -             -         3,058,000
  Capital expenditures                       (2,931,000)   (1,687,000)    (2,919,000)
  Proceeds from sale of property,
    plant and equipment                          16,000     2,318,000        182,000
  Net proceeds from sale of securities             -          533,000           -
  Decrease in invested cash                      81,000       709,000        194,000
------------------------------------------------------------------------------------
Net Cash Used In
  Investing Activities                       (2,996,000)  (33,317,000)       (21,000)
------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
  Borrowings under debt agreements               58,000    27,250,000        293,000
  Debt repayments                            (5,719,000)   (9,210,000)    (5,232,000)
  Bank debt financing costs                        -         (403,000)          -
  Purchase of treasury stock                   (438,000)         -          (355,000)
  Proceeds from the exercise of stock
    options                                     305,000       503,000        107,000
------------------------------------------------------------------------------------
Net Cash Provided By (Used In)
  Financing Activities                       (5,794,000)   18,140,000     (5,187,000)
------------------------------------------------------------------------------------
Net Increase (Decrease) In Cash and
  Cash Equivalents                              (61,000)  (10,669,000)     3,092,000
Cash and Cash Equivalents At Beginning
  Of Year                                       661,000    11,330,000      8,238,000
------------------------------------------------------------------------------------
Cash and Cash Equivalents At End Of Year  $     600,000  $    661,000   $ 11,330,000
====================================================================================

                            See notes to consolidated financial statements.

                     AEROFLEX INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Years Ended June 30, 1997, 1996 and 1995

 1. Summary of Significant Accounting Principles and Policies

    Principles of Consolidation
    The accompanying consolidated financial statements include the accounts of Aeroflex Incorporated and its subsidiaries ("the Company"), all of which are wholly-owned. The Company has accounted for certain subsidiaries, namely telecommunication systems services (T-CAS Corp.) and commercial and custom envelopes (Huxley Envelope Corp.), as discontinued operations. These subsidiaries have not been consolidated as part of the Company's continuing operations (Note 4). All significant intercompany balances and transactions have been eliminated.

    Use of Estimates
    The preparation of financial statements in conformity with generally accepted accounting principles requires that management of the Company make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities. Among the more significant estimates included in the financial statements are the estimated costs to complete contracts in process. Actual results could differ from those estimates.

    Cash and Cash Equivalents
    The Company considers all highly liquid investments having maturities of three months or less at the date of acquisition to be cash equivalents.

    Inventories
    Inventories are stated at the lower of cost (first-in, first-out) or market.

    Financial Instruments
    The fair values of all financial instruments, other than long-term debt and the convertible debentures (see Notes 9 and 10), approximate book values because of the short maturity of these instruments.

    Revenue and Cost Recognition on Contracts
    Revenue and costs on contracts are recognized based upon shipments or billings for manufacturing contracts and upon costs incurred for certain engineering and support services contracts. Estimated costs at completion are based upon engineering and production estimates. Provisions for estimated losses on contracts-in-process are recorded in the period in which such losses are first determined.

    Property, Plant and Equipment
    Property, plant and equipment are stated at cost less accumulated depreciation computed on a straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are amortized over the life of the lease or the estimated life of the asset, whichever is shorter.

    Research and Development Costs
    All research and development costs are charged to expense as incurred and are classified as selling, general and administrative costs. Research and development expenses were approximately $3,279,000, $1,260,000 and $2,389,000 during the fiscal years 1997, 1996 and 1995, respectively. See
    Note 2 for a discussion of purchased in-process research and development.

    Intangible Assets
    Intangible assets are recorded at cost, less accumulated amortization. The excess of purchase price over the fair value of tangible assets acquired is being amortized on a straight-line basis over periods ranging from 20 to 40 years except for certain costs allocated to existing technology, workforce in-place, customer relationships and patents which are amortized over 13 to 15 years, the estimated remaining lives of the intangibles at the time they were acquired by the Company. The Company periodically evaluates the recoverability of the carrying value of its intangible assets and the related amortization periods. The Company assesses the recoverability of unamortized goodwill based on the undiscounted projected future earnings of the related businesses. As of June 30, 1997, the cost in excess of fair value of net assets of businesses acquired consists substantially of $8,666,000 related to the 1989 acquisition of Comstron Corporation, a manufacturer of frequency synthesizers, subsystems and components.

    Long-Lived Assets
    Effective July 1, 1996 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS No. 121 did not have any impact on the Company's consolidated financial position or results of operations.

    Invested Cash
    Invested cash consists of government securities and certificates of deposit, having original maturities of greater than three months, and is carried at cost, which approximates market.

    Income (Loss) Per Share
    Income per share is computed based upon the weighted average number of common shares outstanding after giving effect to the assumed exercise of dilutive stock options and warrants and, for fully diluted purposes, the assumed conversion of debentures. Loss per share is computed based upon only the weighted average number of common shares outstanding.

    Accounting for Stock-Based Compensation
    The Company records compensation expense for employee and director stock options only if the current market price of the underlying stock exceeds the exercise price on the date of the grant. Effective July 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." The Company has elected not to implement the fair value based accounting method for employee and director stock options, but instead has elected to disclose the pro forma net earnings and pro forma earnings per share for employee and director stock option grants made beginning in fiscal 1996 as if such method had been used to account for stock-based compensation cost as described in SFAS No. 123.

    Income Taxes
    In accordance with SFAS No. 109, "Accounting for Income Taxes", the Company measures deferred tax assets and liabilities based upon the differences between the financial accounting and tax bases of assets and liabilities.

    Reclassifications
    Reclassifications have been made to the 1996 and 1995 consolidated financial statements to conform to the 1997 presentation.

 2. Acquisition of Businesses
    MIC
    ---
    Effective March 19, 1996, the Company acquired all of the outstanding stock of MIC Technology Corporation ("MIC") for approximately $36,000,000 of cash, 300,000 shares of common stock and warrants to purchase 400,000 shares of common stock (at exercise prices ranging from $7.05 to $7.50 per share). The purchase price was paid with available cash of approximately $9,000,000 and borrowings under the Company's bank loan agreement of approximately
    $27,000,000. MIC manufactures high frequency thin film circuits and interconnects for miniaturized, high frequency, high performance electronic products for growing commercial markets such as wireless communications, satellite based communications hardware and high technology military electronics. The acquired company's net sales were approximately $25,000,000 for its fiscal year ended October 31, 1995.

    The Company commissioned an independent asset valuation study of acquired tangible and identifiable intangible assets to serve as a basis for allocation of the purchase price. Based on this study, the Company allocated the purchase price as follows:

          Net tangible assets                     $  6,190,000
          Identifiable intangible assets             8,453,000
          In-process research and development       23,200,000
                                                  ------------
                                                  $ 37,843,000
                                                  ============


    The identifiable intangible assets which include existing technology, customer relationships and assembled work force are being amortized on a straight-line basis over thirteen years based on the study described above. The acquired in-process research and development was not considered to have reached technological feasibility and, in accordance with generally accepted accounting principles, the value of such was expensed in the third quarter of fiscal 1996.

    Summarized below are the unaudited pro forma results of operations of the Company as if MIC had been acquired at the beginning of the fiscal periods presented. The $23,200,000 write-off has been included in the June 30, 1996 pro forma loss but not the June 30, 1995 pro forma income in order to provide comparability to the respective historical periods.

                                              Pro Forma Year Ended
                                                    June 30,
                                      ---------------------------------------
                                           1996                   1995
                                      ----------------       ----------------
                                       (in thousands, except per share data)

    Net Sales                           $ 90,097             $ 95,300
    Income (Loss) From Continuing
      Operations                         (19,392)               6,729
    Net Income (Loss)                    (19,392)               7,191

    Earnings (Loss) Per Share
      Primary
        Continuing Operations           $ (1.62)             $    .53
        Net Income (Loss)                 (1.62)                  .56
      Fully Diluted
        Continuing Operations                *                    .51
        Net Income                           *                    .54

    * Due to the loss, all options, warrants and convertible debentures are anti-dilutive.

    Lintek
    In January 1995, the Company acquired substantially all of the net operating assets of Lintek, Inc. ("Lintek") for $537,000 plus contingent consideration based on the next five years' earnings to a maximum of an additional $675,000. Additional consideration of $162,000 and $63,000 was earned as of December 31, 1996 and 1995 and paid in February 1997 and 1996, respectively. Such amounts, and any further contingent consideration earned, will be treated as cost in excess of fair value of net assets acquired. Lintek designs, develops and manufactures radar cross section and antenna pattern measurement systems for commercial and military applications, as well as surface penetrating radars. The acquired company's net sales were approximately $2,600,000 for the year ended December 31, 1994. On a pro forma basis, had the Lintek acquisition taken place as of the beginning of the periods presented, results of operations for those periods would not have been materially affected.

    The pro forma financial information presented above for the MIC acquisition is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of the periods presented or of future operating results of the combined companies.

    The acquisitions have been accounted for as purchases and, accordingly, the acquired assets and liabilities assumed have been recorded at their estimated fair values at the respective dates of acquisition. The operating results of MIC and Lintek are included in the consolidated statements of operations from the respective acquisition dates.

 3. Restructuring Charge
    In March 1995, the Company adopted a plan to consolidate its Puerto Rican manufacturing operations into its existing facilities in New York and New Jersey. The Company has ceased manufacturing operations in Puerto Rico. In connection with this restructuring, the Company recorded a charge to earnings of $1,669,000 in fiscal 1995, representing costs of abandonment of leasehold improvements, severance costs for approximately 100 employees, lease termination costs, write-down of excess equipment and other related costs. Approximately $597,000 of this amount were non-cash costs. Expenditures related to the restructuring have been consistent in all material respects with the original charges taken.

 4. Discontinued Operations
    In November 1993, the Company sold substantially all of the net operating assets of its wholly-owned subsidiary, Huxley Envelope Corp. ("Huxley"), for $5,550,000. Huxley is a manufacturer of specialized envelopes for high-volume direct-mail users. The sale did not include Huxley's New York City manufacturing facility which was sold in the fourth quarter of fiscal 1995 for approximately $2,400,000. The sale of the facility, along with the resolution of certain other contingencies, resulted in a net of tax gain of $240,000.

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

    In May 1995, T-CAS received $170,000 in settlement of a claim against a former customer. This settlement, together with other unrelated settlements of claims and adjustments of previously recorded loss reserves, resulted in an after tax gain of $222,000, which was included in discontinued operations in the fourth quarter of fiscal 1995.

    Huxley and T-CAS have been reported as discontinued operations and, accordingly, the Company's equity earnings (loss) from these subsidiaries and the estimated gain (loss) on disposal, sale or discontinuance have been reported separately from continuing operations.

 5. Invested Cash

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

 6. Inventories
    Inventories consist of the following:

                                                  June 30,
    --------------------------------------------------------------------
                                           1997                1996
    --------------------------------------------------------------------
    Raw materials                     $ 11,191,000        $  9,352,000
    Work-in-process                      6,642,000           5,301,000
    Finished goods                       2,486,000           2,263,000
    --------------------------------------------------------------------
                                      $ 20,319,000        $ 16,916,000
    ====================================================================

    Inventories include contracts-in-process of $3,318,000 and $2,269,000 at June 30, 1997 and 1996, respectively, which consist substantially of unbilled material, labor and overhead costs that are or were expected to be billed during the succeeding fiscal year.

 7. Property, Plant and Equipment
    Property, plant and equipment consists of the following:

                                                  June 30,
    --------------------------------------------------------------------
                                           1997                1996
    --------------------------------------------------------------------
    Land                              $    725,000        $    725,000
    Building and leasehold
      improvements                      11,742,000          11,370,000
    Machinery, equipment, tools
      and dies                          19,583,000          17,293,000
    Furniture and fixtures               5,196,000           5,070,000
    Assets recorded under
      capital leases                     2,392,000           2,707,000
    Transportation equipment                85,000              63,000
    --------------------------------------------------------------------
                                        39,723,000          37,228,000
    Less accumulated depreciation
      and amortization                  25,236,000          22,374,000
    --------------------------------------------------------------------
                                      $ 14,487,000        $ 14,854,000
    ====================================================================

    Repairs and maintenance expense on property, plant and equipment was $1,131,000, $481,000 and $475,000 for the years ended June 30, 1997, 1996 and 1995, respectively.

 8. Accrued Expenses and Other Current Liabilities
    Accrued expenses and other current liabilities include accrued salaries, wages and other compensation of $2,874,000 and $2,789,000 at June 30, 1997 and 1996, respectively.

 9. Long-Term  Debt and  Credit  Arrangements
    Long-term  debt  consists  of the following:

                                                  June 30,
    --------------------------------------------------------------------
                                           1997                1996
    --------------------------------------------------------------------
    Revolving credit and term
      loan agreement (a)              $ 17,150,000        $ 22,200,000
    Capitalized lease
      obligations (b)                    1,536,000           2,047,000
    Bank loans (c)                         187,000             187,000
    Other                                   62,000             162,000
    --------------------------------------------------------------------
                                        18,935,000          24,596,000
    Less current maturities              4,247,000           4,259,000
    --------------------------------------------------------------------
                                      $ 14,688,000        $ 20,337,000
    ====================================================================

    (a) As of March 15, 1996, the Company replaced a previous agreement with a revised revolving credit and term loan agreement with two banks which is secured by substantially all of the Company's assets. The agreement provides for a revolving credit line of $22,000,000, which expires on March 31, 1999, and a term loan of $16,000,000. The term loan is payable in quarterly principal installments of $900,000 with final payment on September 30, 2000. The interest rate on borrowings under this agreement is at various rates depending upon certain financial ratios, with the present rate substantially equivalent to the prime rate (8.5% at June 30, 1997) on the revolving credit borrowings and prime plus 1/4% on the term loan outstandings. The Company paid a facility fee of $200,000 and 100,000 shares of common stock, and is required to pay a commitment fee of 3/8% per annum of the average unused portion of the revolving credit line. An additional payment of $125,000 is payable if the term loan is greater than $4,000,000 at December 31, 1997.

    The  terms  of the  agreement  require  compliance  with  certain  covenants including minimum consolidated tangible net worth and pretax earnings, maintenance of certain financial ratios, limitations on capital expenditures and indebtedness and prohibition of the payment of cash dividends. In connection with the purchase of commodities for use in manufacturing, the Company has a letter of credit facility of $1,600,000. At June 30, 1997, the Company's available unused line of credit was approximately $12,000,000 after consideration of the letter of credit. The Company believes that the carrying amount of this debt approximates fair value since the interest rate is variable and the margins are consistent with those available to the Company under similar terms.

    (b) The Company has various capitalized lease obligations with financial institutions which have various terms through 2000 and interest rates ranging from 7.1% to 9.5%.

    (c) The Company has loans with a bank bearing interest at rates ranging from 6.1% to 6.4%. These loans mature at various dates through July 1998 and are fully collateralized by the invested cash.

    Aggregate long-term debt as of June 30, 1997 matures in each fiscal year as follows:

          1998...............$  4,247,000
          1999...............  12,724,000
          2000...............   1,964,000
    ---------------------------------------
                             $ 18,935,000
    =======================================

    Interest paid was $2,647,000, $1,584,000 and $1,333,000 during the years ended June 30, 1997, 1996 and 1995, respectively.

10. Senior Subordinated Convertible Debentures
    During June 1994, the Company completed a sale of $10,000,000 principal amount of 7-1/2% Senior Subordinated Convertible Debentures to non-U.S. persons. The debentures are due June 15, 2004 subject to prior sinking fund payments of 10%, 10%, 15%, and 15% of the principal amount on September 15, 2000, 2001, 2002 and 2003, respectively. The debentures are convertible into the Company's common stock at a price of $5-5/8 per share. The Company may redeem the debentures at a price of 104-1/2% of the principal amount, declining by 1.5 points per year beginning June 15, 1998 to 100% at June 15, 2000 and thereafter. The net proceeds from the offering were used initially to retire certain bank indebtedness and for general working capital with excess proceeds placed in temporary short term bank related investments until ultimately used for the purchase of MIC. The cost of issuing these debentures, $947,000, included a 6% fee paid and 100,000 warrants, exercisable at $6.75 per share, issued to the placement agent. This amount is included in the Consolidated Balance Sheet under the caption "Other Assets" and is being amortized over the term of the debentures as interest expense. As of June 30, 1997, $19,000 principal amount of bonds has been converted into common stock. The Company estimates the fair value of the debentures as of June 30, 1997 to be approximately $10,430,000 based on quoted market prices.

11. Stockholders' Equity

    (a)  Stock Option Plans
    Under stock option plans approved by the Company's shareholders, options may be granted to purchase shares of the Company's common stock exercisable at prices equal to the fair market value on the date of grant. During 1990, the Company's shareholders approved the Non-Qualified Stock Option Plan (the
    "NQSOP"). In December 1993, the Board of Directors adopted the Outside Director Stock Option Plan (the "Directors' Plan") which provides for options to non-employee directors, which become exercisable in three installments and expire ten years from the date of grant. The Directors' Plan, as amended, covers 500,000 shares of the Company's Common Stock. In November 1994, the shareholders approved this plan and the 1994 Non-Qualified Stock Option Plan (the "1994 Plan"). In November 1996, the shareholders approved the 1996 Stock Option Plan (the "1996 Plan"). The NQSOP, the 1994 Plan and the 1996 Plan provide for options which become exercisable in one or more installments and each covers 1,500,000 shares of the Company's Common Stock. Options under the NQSOP and the 1994 Plan expire five years from the date of grant. Options under the 1996 Plan shall expire not later than ten years from the date of grant.

    The Company has also issued to employees, who are not executive officers, options to purchase 275,000 shares of common stock exercisable at $4.00 per share. Such grants were not covered by one of the above plans.

    Additional information with respect to the Company's stock options is as follows:

                                 Weighted       Shares
                                 Average        Under
                                 Exercise     Outstanding
                                  Prices        Options
                 ----------------------------------------
                 Balance,
                 July 1,
                   1994            $2.61      1,725,000
                 Granted            3.89      1,160,000
                 Expired            3.88       (135,000)
                 Forfeited          2.63        (74,000)
                 Exercised          2.70        (84,000)
                 ----------------------------------------
                 Balance,
                 June 30,
                  1995              3.11      2,592,000
                 Granted            3.93        960,000
                 Forfeited          2.98        (68,000)
                 Exercised          2.77       (191,000)
                 ----------------------------------------
                 Balance,
                 June 30,
                  1996              3.38      3,293,000
                 Granted            4.47        668,000
                 Forfeited          3.17        (71,000)
                 Exercised          2.04       (570,000)
                 ----------------------------------------
                 Balance
                 June 30,
                  1997             $3.83      3,320,000
                 ========================================

    Options  to  purchase   2,168,000,   2,092,000  and  1,764,000  shares  were
    exercisable at weighted average exercise prices of $3.61, $3.06 and $2.75 as of June 30, 1997, 1996 and 1995, respectively.

    The options outstanding as of June 30, 1997 are summarized in ranges as follows:

                      Options Outstanding               Options Exercisable
               -------------------------------          -------------------

                  Weighted                 Weighted                  Weighted
       Range of   Average                  Average                   Average
       Exercise   Exercise  Options        Remaining   Options       Exercise
        Prices    Price     Outstanding    Life        Exercisable   Price
     -----------  --------  -----------    ---------   -----------   --------
     $2.00-$3.50    $2.57     523,000      1.0 years     523,000       $2.57
     $3.75-$5.38     4.07   2,797,000      4.8         1,645,000        3.94
                            ---------                  ---------
                            3,320,000                  2,168,000
                            =========                  =========

    The per share weighted-average fair value of stock options granted during fiscal 1997 and 1996 was $2.37 and $1.31, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1997 - expected dividend yield of 0%, risk free interest rate of 6.3%, expected stock volatility of 40%, and an expected option life of 7.4 years; 1996 - expected dividend yield of 0%, risk free interest rate of 5.4%, expected stock volatility of 30%, and an expected option life of 4.3 years.

     (b) In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which the Company has adopted in fiscal 1997. The Company has chosen not to implement the fair value based accounting method for employee and director stock options, but has elected to disclose the pro forma net income and earnings per share as if such method had been used to account for stock-based compensation cost as described in SFAS No. 123. The pro forma compensation cost before income taxes, based on the fair value at the grant date for options granted only in fiscal years 1997 and 1996, was $783,000 and $429,000 for the years ended June 30, 1997 and 1996, respectively. The Company's net income (loss) and net income (loss) per share using this pro forma compensation cost would have been:

                                        Year Ended June 30,
                         ------------------------------------------------------
                                   1997                      1996
                         ----------------------   -----------------------------
                         As Reported Pro Forma    As Reported       Pro Forma
                         ----------- ---------    -----------       ---------
   Net Income (Loss)    $4,420,000    $3,919,000    $(17,420,000) $(17,772,000)

   Net Income (Loss)
      Per Share
        - Primary          $  .34      $  .30          $(1.46)         $(1.48)
        - Fully Diluted       .33         .30             *               *

       * As a result of the loss, all options, warrants and convertible debentures are anti-dilutive.

    Since the pro forma compensation cost reflects only options granted in fiscal years 1996 and 1997, the full impact of calculating stock-based compensation costs under SFAS No. 123 is not reflected in the pro forma net income (loss) because compensation cost is recognized over the respective vesting period and compensation cost for options granted prior to fiscal year 1996 was not reflected.

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

12. Income Taxes
    The provision (benefit) for income taxes consists of the following:

                                          Year Ended June 30,
       -----------------------------------------------------------------
                                     1997          1996          1995
       -----------------------------------------------------------------
       Current:
         Federal                 $ 1,752,000   $ 1,166,000   $   307,000
         State and local             693,000       569,000       454,000
         U.S. Territory                 -             -          102,000
       -----------------------------------------------------------------
                                   2,445,000     1,735,000       863,000
       -----------------------------------------------------------------
       Deferred:
         Federal                     404,000      (776,000)       43,000
         State and local            (414,000)      201,000       (54,000)
         U.S. Territory                 -          114,000        (2,000)
       -----------------------------------------------------------------
                                     (10,000)     (461,000)      (13,000)
       -----------------------------------------------------------------
                                 $ 2,435,000   $ 1,274,000   $   850,000
       =================================================================

    The provision for income taxes varies from the amount computed by applying the U.S. Federal income tax rate to income (loss) from continuing operations before income taxes as a result of the following:


                                          Year Ended June 30,
       -----------------------------------------------------------------
                                     1997          1996          1995
       -----------------------------------------------------------------
       Tax at statutory rate     $ 2,331,000   $(5,490,000)  $ 2,529,000
       Non-deductible special
        charge (Note 2)                 -        7,888,000          -
       Utilization of net
        operating loss
        carryforwards                   -       (1,437,000)   (1,702,000)
       State, local and U.S.
        Territory income tax         184,000       376,000       392,000
       Officers' life insurance
        premiums and (proceeds)       59,000        21,000      (658,000)
       Other, net                   (139,000)      (84,000)      289,000
     -------------------------------------------------------------------
                                 $ 2,435,000   $ 1,274,000    $  850,000
     ===================================================================

    Deferred tax assets and liabilities consist of:

                                                              June 30,
---------------------------------------------------------------------------------
                                                       1997              1996
---------------------------------------------------------------------------------
       Accounts receivable                         $    148,000      $    139,000
       Inventories                                    1,676,000         1,604,000
       Accrued expenses                                 219,000           128,000
---------------------------------------------------------------------------------
         Current assets                               2,043,000         1,871,000
---------------------------------------------------------------------------------
       Other long-term liabilities                         -              155,000
       Unrealized capital loss                        1,428,000         1,315,000
       Tax loss carryforwards                         1,737,000         2,972,000
       Tax credit carryforwards                       3,477,000         2,449,000
       Capital loss carryforwards                     1,256,000         1,670,000
       Less valuation allowance                      (3,569,000)       (3,884,000)
---------------------------------------------------------------------------------
         Non-current assets                           4,329,000         4,677,000
---------------------------------------------------------------------------------
       Property, plant and equipment                   (955,000)         (966,000)
       Intangibles                                   (3,654,000)       (3,838,000)
       Other                                            (54,000)          (45,000)
---------------------------------------------------------------------------------
         Long-term liabilities                       (4,663,000)       (4,849,000)
---------------------------------------------------------------------------------
         Net non-current assets (liabilities)          (334,000)         (172,000)
---------------------------------------------------------------------------------
           Total                                   $  1,709,000      $  1,699,000
=================================================================================

    In accordance with SFAS No. 109, the Company records a valuation allowance against deferred tax assets if it is more likely than not that some or all of the deferred tax asset will not be realized. The valuation allowance decreased by $315,000 during fiscal 1997 primarily as a result of the expiration of unused capital loss carryforwards. In connection with the acquisition of MIC in 1996

    (Note 2), the Company recorded approximately $3,800,000 of deferred tax liabilities related to identifiable intangible assets which are not deductible for tax purposes. Concurrently, the Company reduced its valuation allowance against its deferred tax assets by the same amount to recognize the net operating loss carryforwards that can offset these deferred tax liabilities.

    At June 30, 1997, the Company had net operating loss carryforwards of approximately $4,000,000 for Federal income tax purposes which expire through 2006.

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

    The Company is undergoing routine audits by various taxing authorities of several of its state and local income tax returns covering different periods from 1992 to 1995. Management believes that the probable outcome of these various audits should not materially affect the consolidated financial statements of the Company.

    The Company made income tax payments of $1,468,000, $588,000 and $1,004,000 and received refunds of $1,117,000, $268,000 and $16,000 during the years ended June 30, 1997, 1996 and 1995, respectively.

13. Employment Contracts and Life Insurance Proceeds

    In February 1997, the Company entered into employment agreements with certain of its officers for periods through December 31, 2002 with annual remuneration ranging from $180,000 to $275,000, plus cost of living adjustments and, in some cases, additional compensation based upon earnings of the Company. Future aggregate minimum payments under these contracts are $991,000 per year. In addition, these officers have the option to terminate their employment agreements upon change in the present control of the Company, as defined, and receive lump sum payments equal to three times annual compensation, as defined, or, in one case, a lump sum payment equal to the salary for the remainder of the term.

    During fiscal 1995, the Company received $2,000,000 of insurance proceeds on the death of the Company's former chairman.

14. Employee Benefit Plans

    The Company had established an Employee Stock Ownership Plan ("the ESOP") which covered substantially all employees not covered by collective bargaining agreements and who met certain service requirements. The annual contribution to the ESOP was determined by the Company's Board of Directors. For the plan years ended December 31, 1995 and 1994 the Board of Directors did not elect to make a contribution to the ESOP. During 1995, the Company received a favorable determination letter from the Internal Revenue Service for the termination of the ESOP and completed the formal termination of the ESOP in December 1995.

    The Aeroflex Incorporated Employees' 401(k) Plan ("the ARX 401(k)") was established pursuant to Section 401(k) of the Internal Revenue Code. All employees of the Company and certain subsidiaries who are not members of a collective bargaining agreement may participate in the ARX 401(k). Each participant has the option to contribute a portion of his or her compensation. For each of the 1997, 1996 and 1995 calendar years, the Board of Directors has elected to provide an employer contribution, which vests
    immediately,   equal  to  30%  of  employee  contributions  subject  to
    certain limitations. The ARX 401(k) expense for the fiscal years ended June 30, 1997, 1996 and 1995 was $263,000, $230,000 and $219,000,
    respectively.

    Employees of MIC Technology, who are excluded from the ARX 401(k), are eligible to participate in the MIC 401(k) Plan and MIC Profit Sharing Plan ("the MIC Plans"). In addition to contributing a portion of his or her compensation and receiving an employer contribution, eligible employees also receive an allocation of a discretionary share of the MIC Technology profits. The MIC Plans' expense was $450,000 and $104,000 for the fiscal year ended June 30, 1997 and the period from acquisition to June 30, 1996, respectively.

    Effective January 1, 1994, the Company established a Supplemental Executive Retirement Plan ("the SERP") which provides retirement, death and disability benefits to certain of its officers. The SERP expense for the fiscal years ended June 30, 1997, 1996 and 1995 was $300,000, $217,000 and $347,000,
    respectively. The assets of the SERP are held in a Rabbi Trust and amounted to $386,000 and $234,000 at June 30, 1997 and 1996, respectively. The accumulated benefit obligation was $1,259,000 and $843,000 at June 30, 1997 and 1996, respectively. No participants are currently receiving benefits.

15. Commitments and Contingencies

    a.  Operating Leases

    Several of the Company's operating facilities and certain machinery and equipment are leased under agreements expiring through 2007. The leases for machinery and equipment generally contain options to purchase at the then fair market value of the related leased assets.

    Future minimum payments under operating leases as of June 30, 1997 are as follows for the fiscal years:

          1998...............$ 1,662,000    2001............... 1,068,000
          1999...............  1,188,000    2002...............   994,000
          2000...............  1,070,000    Thereafter......... 2,444,000
--------------------------------------------------------------------------------
                                                               $8,426,000
================================================================================

    Rental expense was $1,560,000, $790,000 and $837,000 during the fiscal years 1997, 1996 and 1995, respectively.

    b.  Legal Matters

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

16. Business Segments

    The Company's business segments of continuing operations and major products included in each segment, are as follows:


    Microelectronics:             Isolator Products:
    a)Microelectronic Modules     a)Commercial spring and rubber isolators (VMC)
       (Circuit Technology)       b)Industrial spring and rubber isolators
    b)Thin Film Interconnects        (Korfund)
       (MIC Technology)           c)Military wire-rope isolators
                                     (Aeroflex International)
    Electronics:
    a)Instrument products
       (Comstron and Lintek)
    b)Motion Control Systems
        - Scanning devices
        - Motion Control Systems
        - Stabilization and tracking
            devices
        - Magnetic devices
        - Electronic control systems

    The Company is a manufacturer of advanced technology systems and components for commercial industry, government and defense contractors. Approximately 50%, 65% and 74% of the Company's sales for the fiscal years 1997, 1996 and 1995, respectively, were to agencies of the United States government or to prime defense contractors or subcontractors of the United States government.


                                                     Year Ended June 30,
------------------------------------------------------------------------------------
     Business Segment Data:                   1997           1996           1995
------------------------------------------------------------------------------------
     Net sales:
       Microelectronics                   $ 48,462,000   $ 28,414,000   $ 24,250,000
       Electronics                          28,144,000     30,109,000     31,357,000
       Isolator Products                    17,693,000     15,844,000     15,506,000
------------------------------------------------------------------------------------
         Net sales                        $ 94,299,000   $ 74,367,000   $ 71,113,000
====================================================================================

     Operating profit (loss):
       Microelectronics                   $  6,644,000   $  3,282,000   $  2,075,000
       Electronics                           2,762,000      4,830,000      6,028,000
       Isolator Products                     2,844,000      2,150,000      2,377,000
       General corporate expenses           (2,514,000)    (2,344,000)    (2,661,000)
------------------------------------------------------------------------------------
                                             9,736,000      7,918,000      7,819,000
       Special Charge (1)                         -       (23,200,000)          -
       Restructuring costs (2)                    -              -        (1,669,000)
       Interest expense                     (2,974,000)    (1,939,000)    (1,464,000)
       Interest and other income                93,000      1,075,000      2,751,000
------------------------------------------------------------------------------------
         Income (loss) from continuing
          operations before income taxes  $  6,855,000   $(16,146,000)  $  7,437,000
====================================================================================

     Identifiable assets:
       Microelectronics                   $ 37,741,000   $ 35,445,000   $ 14,430,000
       Electronics                          28,603,000     31,354,000     33,625,000
       Isolator Products                     9,700,000      9,752,000     10,159,000
       Corporate                             5,003,000      4,618,000     13,722,000
------------------------------------------------------------------------------------
         Total assets                     $ 81,047,000   $ 81,169,000   $ 71,936,000
====================================================================================
     Capital expenditures:
       Microelectronics                   $  1,637,000   $    766,000   $    908,000
       Electronics                             996,000        597,000      1,440,000
       Isolator Products                       293,000        315,000        554,000
       Corporate                                 5,000          9,000         17,000
------------------------------------------------------------------------------------
         Total capital expenditures       $  2,931,000   $  1,687,000   $  2,919,000
====================================================================================

     Depreciation and amortization
      expense:
       Microelectronics                   $  2,230,000   $    996,000   $    691,000
       Electronics                           1,528,000      1,530,000      1,697,000
       Isolator Products                       532,000        535,000        717,000
       Corporate                                32,000         30,000         28,000
------------------------------------------------------------------------------------
         Total depreciation and
          amortization                    $  4,322,000   $  3,091,000   $  3,133,000
====================================================================================

    (1) The special charge for the write-off of in-process research and development acquired in the purchase of MIC Technology is allocable fully to the microelectronics segment.
    (2) Approximately 35% and 65% of the restructuring charge is allocable to the electronics and isolator products segments, respectively.

17. Subsequent Events

    (a) Effective July 1, 1997, the Company's subsidiary, MIC, acquired certain equipment, inventory, licenses for technology and patents of two of Lucent Technologies' telecommunications component units - multi chip modules and film integrated circuits - for approximately $4,400,000 in cash. These units manufacture interconnect products for the communications industry. The Company has also signed a multi-year supply agreement to provide Lucent with film integrated circuits.

    (b) On September 8, 1997, the Company called for the redemption of all of its outstanding 7-1/2% Senior Subordinated Convertible Debentures at 104-1/2% of the principal amount. The Debentures are convertible into the Company's Common Stock at a price of $5-5/8 per share through October 6, 1997. Any outstanding Debentures on October 13, 1997 will be redeemed.

Quarterly Financial Data (Unaudited):
(In thousands except per share data and footnotes)

                                             Quarter
                              ----------------------------------------Year Ended
1997                          First     Second     Third      Fourth     June 30
--------------------------------------------------------------------------------

Net Sales                   $ 19,061   $ 22,914   $ 22,937   $ 29,387   $ 94,299
Gross Profit                   6,278      7,257      7,759      9,896     31,190
Net Income                  $    651   $    893   $    917   $  1,959   $  4,420
                            ========   ========   ========   ========   ========
Income Per Share:
  Primary                     $  .05     $  .07     $  .07     $  .15     $  .34
                            ========   ========   ========   ========   ========
  Fully Diluted               $  .05     $  .07     $  .07     $  .14     $  .33
                            ========   ========   ========   ========   ========

                                             Quarter
                            ------------------------------------------ Year Ended
1996                          First     Second     Third      Fourth      June 30
----------------------------------------------------------------------------------

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
                            ========   ========              ========



(1) Includes $23,200,000 ($1.94 per share) for the year ended June 30, 1996 and quarter ended March 31, 1996, for the write-off of in-process research and development acquired in connection with the purchase of MIC Technology Corporation.
(2) Includes a $437,000 net of tax, or $.04 per share, gain on the sale of securities for the year ended June 30, 1996 and $339,000 net of tax, or $.02 primary and fully diluted, for the quarter ended June 30, 1996.
(3) As a result of the loss, all options, warrants and convertible debentures are anti-dilutive.

Since per share information is computed independently for each quarter and the full year, based on the respective average number of common and common equivalent shares outstanding, the sum of the quarterly per share amounts does not necessarily equal the per share amounts for each year.

                              AEROFLEX INCORPORATED
                              ---------------------
                                AND SUBSIDIARIES
                                ----------------
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                 -----------------------------------------------



Column A                Column B            Column C              Column D         Column E
-------                 --------            --------              --------         --------
                                            Additions
                                       ------------------------
                                                      Charged
                        Balance at     Charged to     to other                     Balance at
                        beginning      costs and      accounts    Deductions         end of
Description             of period      expenses       - describe  - describe         period
-----------             ---------      ----------     ----------  ----------       ----------

YEAR ENDED JUNE 30, 1997:
------------------------
Allowance for doubtful
  accounts              $  354,000     $   72,000     $     -     $    9,000(A)     $  417,000
                        ==========     ==========     ==========  ==========        ==========
Reserve for inventory
  obsolescence          $4,260,000     $  100,000     $     -     $  305,000(B)     $4,055,000
                        ==========     ==========     ==========  ==========        ==========


YEAR ENDED JUNE 30, 1996:
------------------------

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


YEAR ENDED JUNE 30, 1995:
------------------------

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