Form 10-Q
period 1997-09-30
AEROFLEX INC
filed 1997-11-12
CIK 2601

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q



              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED     September 30, 1997

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

                         Yes X       No
                                       -----

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

       November 4, 1997   14,362,101 (excluding 110,956 shares held in treasury)
--------------------------------------------------------------------------------
           (Date)                              (Number of Shares)

           NOTE: THIS IS PAGE 1 OF A DOCUMENT CONSISTING OF 13 PAGES.

                              AEROFLEX INCORPORATED

                                AND SUBSIDIARIES


                                      INDEX





                                                              PAGE

PART I:  FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS
      September 30, 1997 and June 30, 1997                     3-4

CONSOLIDATED STATEMENTS OF OPERATIONS
      Three Months Ended September 30, 1997 and 1996            5

CONSOLIDATED STATEMENTS OF CASH FLOWS
      Three Months Ended September 30, 1997 and 1996            6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     7-8

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS
      Three Months Ended September 30, 1997 and 1996           9-11

PART II:  OTHER INFORMATION

ITEM 6 Exhibits and Reports on Form 8-K                         12

SIGNATURES                                                      13

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                       September 30,        June 30,
                                                           1997               1997
                                                           ----               ----
                                                              (In thousands)
ASSETS

Current assets:
  Cash and cash equivalents                            $     1,070       $       600
  Current portion of invested cash                             187                69
  Accounts receivable, less allowance for
    doubtful accounts of $460,000 and $417,000              18,993            21,843
  Inventories                                               26,591            20,319
  Deferred income taxes                                      1,961             2,043
  Prepaid expenses and other current assets                  1,443               743
                                                       -----------       -----------
       Total current assets                                 50,245            45,617

Invested cash                                                  324               453
Property, plant and equipment, at cost, net                 19,992            14,487
Intangible assets acquired in connection with
  the purchase of businesses, net                            8,169             8,046
Costs in excess of fair value of net assets
  of businesses acquired, net                                9,823             9,903
Other assets                                                 2,518             2,541
                                                       -----------       -----------

Total assets                                           $    91,071       $    81,047
                                                       ===========       ===========



                 See notes to consolidated financial statements

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)



                                                                                September 30,  June 30,
                                                                                 1997            1997
                                                                                 ----            ----
                                                                                 (In thousands, except
                                                                                   per share amounts)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt                                            $  4,935        $  4,247
  Senior subordinated convertible debentures                                      1,504              --
  Accounts payable                                                                6,751           5,093
  Accrued expenses and other current liabilities                                 11,268           8,564
  Income taxes payable                                                            2,237           1,841
                                                                               --------        --------
    Total current liabilities                                                    26,695          19,745

Long-term debt                                                                   17,494          14,688
Deferred income taxes                                                               196             334
Other long-term liabilities                                                       2,172           1,259
Senior subordinated convertible debentures                                           --           9,981
                                                                               --------        --------

Total liabilities                                                                46,557          46,007
                                                                               --------        --------

Stockholders' equity:
 Preferred stock, par value $.10 per share; authorized 1,000,000 shares:
   Series A Junior Participating Preferred
   Stock, par value $.10 per share,
   authorized 150,000 shares                                                         --              --
 Common stock, par value $.10 per share;
  authorized 25,000,000 shares; issued
  14,183,000 and 12,658,000 shares                                                1,418           1,266
 Additional paid-in capital                                                      66,060          58,110
 Accumulated deficit                                                            (22,432)        (23,584)
                                                                               --------        --------
                                                                                 45,046          35,792

Less:  Treasury stock, at cost (119,000 and
  169,000 shares)                                                                   532             752
                                                                               --------        --------

Total stockholders' equity                                                       44,514          35,040
                                                                               --------        --------

Total liabilities and stockholders' equity                                     $ 91,071        $ 81,047
                                                                               ========        ========



                 See notes to consolidated financial statements

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   Three Months Ended
                                                     September 30,
                                                     -------------
                                                  1997           1996
                                                --------       --------
                                          (In thousands, except per share data)
Net sales                                       $ 23,885       $ 19,061
Cost of sales                                     15,673         12,783
                                                --------       --------
  Gross profit                                     8,212          6,278
                                                --------       --------

Selling, general and administrative costs          4,606          3,797
Research and development costs                       998            683
                                                --------       --------
                                                   5,604          4,480
                                                --------       --------
  Operating income                                 2,608          1,798
                                                --------       --------

Other expense (income)
  Interest expense                                   723            810
  Other expense (income)                              83            (46)
                                                --------       --------
  Total other expense (income)                       806            764
                                                --------       --------
Income before income taxes                         1,802          1,034
Provision for income taxes                           650            383
                                                --------       --------
Net income                                      $  1,152       $    651
                                                ========       ========

Net income per common share and common
  share equivalent
    -Primary                                    $    .08       $    .05
                                                ========       ========
    -Fully diluted                              $    .08       $    .05
                                                ========       ========

Weighted average number of common
 shares and common share equivalents
   outstanding
    -Primary                                      14,374         13,483
                                                ========       ========
    -Fully diluted                                16,369         15,258
                                                ========       ========



                 See notes to consolidated financial statements

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     Three Months Ended
                                                                                        September 30,
                                                                                   ----------------------
                                                                                    1997           1996
                                                                                   -------        -------
                                                                                       (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                        $ 1,152        $   651
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                                                     1,249          1,069
   Amortization of deferred gain                                                      (317)            --
   Other, net                                                                           (5)             6
 Change in operating assets and liabilities, net of effects from purchase of business:
   Decrease (increase) in accounts receivable                                        2,799          6,166
   Decrease (increase) in inventories                                               (5,137)        (1,226)
   Decrease (increase) in prepaid expenses, income
    tax refund receivable and other assets                                          (1,186)           479
   Increase (decrease) in accounts payable, accrued
    expenses and other long-term liabilities                                         2,426         (2,204)
   Increase (decrease) in income taxes payable                                         501           (262)
                                                                                   -------        -------

NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                                                                1,482          4,679
                                                                                   -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment, inventory and technology
   rights from Lucent Technologies                                                  (4,435)            --
  Capital expenditures                                                                (331)          (610)
  Other                                                                                 11              8
                                                                                   -------        -------

NET CASH PROVIDED BY (USED IN)
 INVESTING ACTIVITIES                                                               (4,755)          (602)
                                                                                   -------        -------

CASH FLOWS  ROM FINANCING ACTIVITIES:
  Borrowings under debt agreements                                                   6,232             --
  Debt repayments                                                                   (2,738)        (4,082)
  Proceeds from the exercise of stock options
    and warrants                                                                       249            181
                                                                                   -------        -------

NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                                                                3,743         (3,901)
                                                                                   -------        -------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                                                 470            176
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       600            661
                                                                                   -------        -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $ 1,070        $   837
                                                                                   =======        =======


                 See notes to consolidated financial statements

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 1.      Basis of Presentation
         The consolidated balance sheet of Aeroflex Incorporated and Subsidiaries ("the Company") as of September 30, 1997 and the related consolidated statements of operations for the three months ended September 30, 1997 and 1996 and the statements of cash flows for the three months ended September 30, 1997 and 1996 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1997 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1997 annual report to shareholders. There have been no changes of significant accounting policies since June 30, 1997.

         Certain reclassifications have been made to previously reported financial statements to conform to current classifications.

         Results of operations for the three month periods are not necessarily indicative of results of operations for the corresponding years.

 2.      Acquisition of Business

         Effective July 1, 1997, the Company's subsidiary, MIC, acquired certain equipment, inventory, licenses for technology and patents of two of Lucent Technologies' microelectronics component units - multi-chip modules and film integrated circuits - for approximately $4,400,000 in cash. These units manufacture microelectronic modules and interconnect products. The Company has also signed a multi-year supply agreement to provide Lucent with film integrated circuits for use in telecommunications applications. The purchase price has been allocated to the assets acquired, based on their fair values, and certain obligations assumed relating to the agreements.

 3.      Bank Loan Agreements
         As of March 15, 1996 the Company replaced a previous agreement with a revised revolving credit and term loan agreement with two banks which is secured by substantially all of the Company's assets not otherwise encumbered. The agreement provides for a revolving credit line of $22,000,000 and a term loan of $16,000,000. The revolving credit line expires in March 1999. The term loan is payable in quarterly installments of $900,000 with final payment on September 30, 2000. The interest rate on borrowings under this agreement is at various rates depending upon certain financial ratios, with the current rate substantially equivalent to the prime rate (8.5% at September 30, 1997) on the revolving credit borrowings and prime plus 1/4% on the term loan borrowings. The terms of the agreement require compliance with certain covenants including minimum consolidated tangible net worth and pre-tax earnings, maintenance of certain financial ratios, limitations on capital expenditures and indebtedness and prohibition of the payment of cash dividends.

 4.      Inventories
         Inventories consist of the following:

                                      September 30,  June 30,
                                         1997         1997
                                         ----         ----
                                           (In thousands)
                 Raw Materials         $13,374       $11,191
                 Work in Process         9,234         6,642
                 Finished Goods          3,983         2,486
                                       -------       -------
                                       $26,591       $20,319
                                       =======       =======

 5.      Income Taxes
         At June 30, 1997 the Company had net operating loss carryforwards of approximately $4,000,000 for Federal income tax purposes which expire through 2006.

         The Company is undergoing routine audits by various taxing authorities of several of its state and local income tax returns covering different periods from 1992 to 1995. Management believes that the probable outcome of these various audits should not materially affect the consolidated financial statements of the Company.

 6.      Contingencies
         A subsidiary of the Company whose operations were discontinued in 1991, is one of several defendants named in a personal injury action initiated in August, 1994, by a group of plaintiffs. The plaintiffs are seeking damages which cumulatively exceed $500 million. The complaint alleges, among other things, that the plaintiffs suffered injuries from exposure to substances contained in products sold by the subsidiary to one of its customers. This action is in the early stages of discovery. Based upon available information and considering its various defenses, together with its product liability insurance, in the opinion of management of the Company, the outcome of the action against its subsidiary will not have a materially adverse effect on the Company's consolidated financial statements.

 7.      7-1/2% Debentures Conversion
         During June 1994, the Company completed a sale of $10,000,000 principal amount of 7-1/2% Senior Subordinated Convertible Debentures to non-U.S. persons. The debentures were convertible into the Company's Common Stock at a price of $5-5/8 per share. On September 8, 1997, the Company called for the redemption of all of its outstanding debentures at 104-1/2% of the principal amount. As of September 30, 1997, $8,496,000 principal amount was converted. The remaining $1,504,000 of principal amount outstanding as of September 30, 1997 was converted in October 1997. In connection with the conversions, $599,000 of deferred bond issuance costs were charged to additional paid-in capital.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Aeroflex, founded in 1937, utilizes advanced technologies to provide state-of-the-art microelectronic module, interconnect and testing solutions used in communication applications for commercial and defense markets. Its products are used in satellite, personal wireless, cable television ("CATV") and defense communications markets. It also designs and manufactures motion control systems and shock and vibration isolation systems used for commercial, industrial and defense applications. The Company's operations are grouped into three segments:
Microelectronics; Test, Measurement and Other Electronics; and Isolator Products. The Company's consolidated financial statements include the accounts of Aeroflex and its subsidiaries, all of which are wholly-owned.

     Effective July 1, 1997, MIC acquired certain equipment, inventory, licenses for technology and patents of two of Lucent Technologies' microelectronics component units, multi-chip modules and film integrated circuits. These units manufacture microelectronic modules and interconnect products. The Company has also signed a multi-year supply agreement to provide Lucent with film integrated circuits for use in the telecommunications industry.

     Approximately 50% and 65% of the Company's sales for fiscal 1997 and 1996, respectively, were to agencies of the United States Government or to prime defense contractors or subcontractors of the United States Government. The Company's overall dependence on the defense market has been declining as a result of the acquisition of MIC, which is more commercially oriented, and a focusing of resources towards developing standard products for the commercial market.

     Management believes that potential reductions in defense spending will not materially affect its operations. In certain product areas, the Company has suffered reductions in sales volume due to cutbacks in the military budget. In other product areas, the Company has experienced increased sales volume due to a realignment of government spending towards upgrading existing systems instead of purchasing completely new systems. The overall effect of the cutbacks and realignment has not been material to the Company.


THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

     Net Sales. Net sales increased 25.3% to $23.9 million for the three months ended September 30, 1997 from $19.1 million for the three months ended September 30, 1996. Net sales in the Microelectronics segment increased 58.8% to $14.5 million for the three months ended September 30, 1997 from $9.1 million for the three months ended September 30, 1996 due to increased sales volume in both thin film interconnects and microelectronic modules. Sales of thin film interconnects increased primarily due to the commencement of a strategic supply contract with Lucent Technologies effective July 1, 1997. Net sales in the Test, Measurement and Other Electronics segment decreased 19.6% to $4.9 million for the three months ended September 30, 1997 from $6.1 million for the three months ended September 30, 1996 primarily as a result of reduced sales volume of frequency synthesizers which were partially offset by increased sales of stabilization and tracking devices and of high speed instrumentation test systems. The decrease in frequency synthesizer sales was due to the early completion of the current Consolidated Automated Support System ("CASS") contract. Net sales in the Isolator Products segment increased 17.4% to $4.5 million for the three months ended September 30, 1997 from $3.8 million for the three months ended September 30, 1996 due to increased sales volume in each of the commercial, industrial and military isolator product lines.

Gross Profit. Cost of sales includes materials, direct labor and overhead expenses such as engineering labor, fringe benefits, allocable occupancy costs, depreciation and manufacturing supplies. Gross profit increased 30.8% to $8.2 million for the three months ended September 30, 1997 from $6.3 million for the three months ended September 30, 1996. Gross margin increased to 34.4% for the three months ended September 30, 1997 from 32.9% for the three months ended September 30, 1996. The increase was primarily a result of increased margins in the Microelectronics segment reflecting the greater efficiencies of higher volume.

     Selling, General and Administrative Costs. Selling, general and administrative costs include office and management salaries, fringe benefits, commissions and advertising costs. Selling, general and administrative costs increased 21.3% to $4.6 million (19.3% of net sales) for the three months ended September 30, 1997 from $3.8 million (19.9% of net sales) for the three months ended September 30, 1996. The decrease as a percentage of net sales was due to the fixed nature of certain costs spread over a larger sales base.

     Research and Development Costs. Research and development costs consist of material, engineering labor and allocated overhead. Company sponsored research and development costs increased 46.1% to $998,000 (4.2% of net sales) for the three months ended September 30,1997 from $683,000 (3.6% of net sales) for the three months ended September 30, 1996. The increase was primarily attributable to the development of a new low-cost, high speed, high performance frequency synthesizer intended for commercial communication test systems.

     Other Expense (Income). Other expense increased by 5.5% to $806,000 for the three months ended September 30, 1997 from $764,000 for the three months ended September 30, 1996. Net interest expense decreased 8.9% to $709,000 for the three months ended September 30, 1997 from $778,000 for the three months ended September 30, 1996. The decrease was primarily due to a reduction of outstanding debt from operating cash flow. Other expense included $102,000 of debenture redemption costs for the three months ended September 30, 1997.

     Provision for Income Taxes. Income taxes recorded by the Company increased 69.7% to $650,000 (an effective income tax rate of 36.1%) for the three months ended September 30, 1997 from $383,000 (an effective income tax rate of 37.0%) for the three months ended September 30, 1996. The income tax provisions for the two quarters differed from the amount computed by applying the U.S. Federal income tax rate to income from continuing operations before income taxes primarily due to state and local income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1997, the Company had $23.6 million in working capital. As of March 15, 1996, the Company replaced a previous agreement with a revised revolving credit and term loan agreement with two banks which is secured by substantially all of the Company's assets not otherwise encumbered. The agreement provides for a revolving credit line of $22.0 million and a term loan of $16.0 million. The revolving credit line expires in March 1999. The term loan is payable in quarterly installments of $900,000 with final payment on September 30, 2000. The interest rate on borrowings under this agreement is at various rates depending upon certain financial ratios, with the current rate substantially equivalent to the prime rate (8.5% at September 30, 1997) on the revolving credit borrowings and prime plus 1/4% on the term loan borrowings.
The terms of the agreement require compliance with certain covenants including minimum consolidated tangible net worth and pre-tax earnings, maintenance of certain financial ratios, limitations on capital expenditures and indebtedness and prohibition of the payment of cash dividends. At September 30, 1997, the outstanding borrowings under the revolving credit line and term loan were $8.5 million and $6.2 million, respectively.

     During June 1994, the Company completed a sale of $10.0 million principal amount of 7 1/2% Senior Subordinated Convertible Debentures ("Debentures"). On September 8, 1997, the Company called for redemption all of its outstanding Debentures at 104.5% of the principal amount. The Debentures were convertible into the Company's Common Stock at a price of $5.625 per share through October 6, 1997. As of September 30, 1997, $8.5 million principal amount was converted. The remaining $1.5 million principal amount outstanding as of September 30, 1997 was converted in October 1997. In connection with the conversions, $599,000 of deferred bond issuance costs were charged to additional paid-in capital.

     The Company's order backlog at September 30, 1997 and 1996 was $52.1 million and $44.8 million, respectively.

     At June 30, 1997, the Company had net operating loss carryforwards of approximately $4.0 million for Federal income tax purposes.

     The Company's net cash provided by operating activities was $1.5 million for the three months ended September 30, 1997. Net cash used in investing activities was $4.8 million for the three months ended September 30, 1997, consisting primarily of $4.4 million of cash used to to purchase equipment, inventory and technology from Lucent Technologies. Net cash provided by financing activities was $3.7 million for the three months ended September 30, 1997. For the three months ended September 30, 1997, the Company borrowed $6.2 million under two equipment loans.

     Management of the Company believes that internally generated funds and available lines of credit will be sufficient for its working capital requirements, capital expenditure needs and the servicing of its debt for at least the next twelve months. At September 30, 1997, the Company's available unused line of credit was approximately $11.5 million.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In the second quarter of fiscal 1998 the Company will be required to adopt Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share". This statement establishes standards for computing and presenting earnings per share ("EPS"), replacing the presentation of currently required Primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of operations. When SFAS No. 128 is adopted, the Company will be required to restate its EPS data for all prior periods presented. The Company does not expect the impact of the adoption of this statement to be material to previously reported EPS amounts.

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



                                          AEROFLEX INCORPORATED
                                             (REGISTRANT)




November 10, 1997                  By: /s/ Michael Gorin
                                       ------------------------------
                                           Michael Gorin
                                           President, Chief Financial Officer
                                            and Principal Accounting Officer