Form 10-Q
period 1997-12-31
AEROFLEX INC
filed 1998-02-10
CIK 2601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q



              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 1997
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

                      Yes [X]                  No  [  ]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

February 2, 1998  14,369,751 shares (excluding 110,956 shares held in treasury)
----------------  -------------------------------------------------------------
    (Date)                           (Number of Shares)

NOTE:  THIS IS PAGE 1 OF A DOCUMENT CONSISTING OF    16      PAGES.

                              AEROFLEX INCORPORATED

                                AND SUBSIDIARIES


                                      INDEX
                                      -----

                                                           PAGE
                                                           ----
PART I:  FINANCIAL INFORMATION
------   ---------------------

CONSOLIDATED BALANCE SHEETS
 December 31, 1997 and June 30, 1997                        3-4

CONSOLIDATED STATEMENTS OF OPERATIONS
 Six Months Ended December 31, 1997 and 1996                5

CONSOLIDATED STATEMENTS OF OPERATIONS
 Three Months Ended December 31, 1997 and 1996              6

CONSOLIDATED STATEMENTS OF CASH FLOWS
 Six Months Ended December 31, 1997 and 1996                7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  8-10

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS

 Six and Three Months Ended December 31, 1997 and 1996      11-14

PART II:  OTHER INFORMATION
-------   -----------------

ITEM 4 Submission of Matters to a Vote of Security Holders  15

ITEM 6 Exhibits and Reports on Form 8-K                     15

SIGNATURES                                                  16


                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                           December 31,        June 30,
                                               1997              1997
                                           -------------       ---------
                                                    (In thousands)
ASSETS
------
Current assets:
 Cash and cash equivalents                    $    675          $    600
 Current portion of invested cash                  118                69
 Accounts receivable, less allowance for
   doubtful accounts of $530,000 and $417,000   18,095            21,843
 Inventories                                    28,719            20,319
 Deferred income taxes                           2,113             2,043
 Prepaid expenses and other current assets       1,394               743
                                              --------          --------
   Total current assets                         51,114            45,617

Invested cash                                      312               453
Property, plant and equipment, at cost, net     19,988            14,487
Intangible assets acquired in connection with
  the purchase of businesses, net                7,962             8,046
Cost in excess of fair value of net assets
  of businesses acquired, net                    9,978             9,903
Other assets                                     2,710             2,541
                                              --------          --------
Total assets                                  $ 92,064          $ 81,047
                                              ========          ========

              See notes to consolidated financial statements

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (continued)


                                                December 31,        June 30,
                                                    1997             1997
                                                ------------        --------
                                         (In thousands, except share information)

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
  Current portion of long-term debt              $  4,928           $  4,247
  Accounts payable                                  6,831              5,093
  Accrued expenses and other current liabilities   10,021              8,564
  Income taxes payable                              2,746              1,841
                                                 --------           --------
    Total current liabilities                      24,526             19,745

Long-term debt                                     16,800             14,688
Deferred income taxes                                 119                334
Other long-term liabilities                         2,773              1,259
Senior subordinated convertible debentures             -               9,981
                                                 --------           --------

Total liabilities                                  44,218             46,007
                                                 --------           --------

Stockholders' equity:
 Preferred Stock, par value $.10 per share;
  authorized 1,000,000 shares:
   Series A Junior Participating Preferred
   Stock, par value $.10 per share,
   authorized 150,000 shares                           -                 -
 Common Stock, par value $.10 per share;
  authorized 25,000,000 shares; issued
  14,481,000 and 12,658,000 shares                  1,448              1,266
 Additional paid-in capital                        67,639             58,110
 Accumulated deficit                              (20,746)           (23,584)
                                                 --------           --------
                                                   48,341             35,792
Less:  Treasury stock, at cost (111,000 and
  169,000 shares)                                     495                752
                                                 --------           --------
Total stockholders' equity                         47,846             35,040
                                                 --------           --------
Total liabilities and stockholders' equity       $ 92,064           $ 81,047
                                                 ========           ========

                See notes to consolidated financial statements

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Six Months Ended
                                                    December 31,
                                                  ----------------
                                             1997               1996
                                             ----               ----
                                       (In thousands, except per share data)

Net sales                                  $ 53,210          $ 41,975
Cost of sales                                35,079            28,440
                                           --------          --------
  Gross profit                               18,131            13,535
                                           --------          --------

Selling, general and administrative costs    10,365             8,154
Research and development costs                2,029             1,422
                                           --------          --------
                                             12,394             9,576
                                           --------          --------
  Operating income                            5,737             3,959
                                           --------          --------
Other expense (income)
  Interest expense                            1,250             1,551
  Other expense (income)                         74               (61)
                                           --------          --------
  Total other expense (income)                1,324             1,490
                                           --------          --------
Income before income taxes                    4,413             2,469

Provision for income taxes                    1,575               925
                                           --------          --------
Net income                                 $  2,838          $  1,544
                                           ========          ========

Net income per common share:
    -  Basic                                  $ .21            $ .12
                                              =====            =====
    -  Diluted                                $ .19            $ .12
                                              =====            =====
Weighted average number of common
 shares and common share equivalents
 outstanding:
    -  Basic                                  13,547          12,387
                                              ======          ======
    -  Diluted                                15,557          14,744
                                              ======          ======

              See notes to consolidated financial statements

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Three Months Ended
                                                     December 31,
                                                 -------------------
                                             1997               1996
                                             ----               ----
                                       (In thousands, except per share data)

Net sales                                  $ 29,325          $ 22,914
Cost of sales                                19,406            15,657
                                           --------          --------
  Gross profit                                9,919             7,257
                                           --------          --------

Selling, general and administrative costs     5,759             4,357
Research and development costs                1,031               739
                                           --------          --------
                                              6,790             5,096
                                           --------          --------
  Operating income                            3,129             2,161
                                           --------          --------

Other expense (income)
  Interest expense                              527               741
  Other expense (income)                         (9)              (15)
                                           --------          --------
  Total other expense (income)                  518               726
                                           --------          --------
Income before income taxes                    2,611             1,435

Provision for income taxes                      925               542
                                           --------          --------
Net income                                 $  1,686          $    893
                                           ========          ========
Net income per common share:
    -  Basic                                 $ .12             $ .07
                                             =====             =====
    -  Diluted                               $ .11             $ .07
                                             =====             =====
Weighted average number of common
 shares and common share equivalents
 outstanding:
    -  Basic                                 14,347           12,442
                                             ======           ======
    -  Diluted                               15,750           14,654
                                             ======           ======

                 See notes to consolidated financial statements

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Six Months Ended
                                                        December 31,
                                                     -----------------

                                                   1997            1996
                                                   ----            ----
                                                      (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                       $ 2,838         $ 1,544
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                    2,511           2,220
   Amortization of deferred gain                     (338)            -
   Other, net                                        (161)           (132)
 Change in operating  assets and  liabilities,
   net of effects from  purchase of business:
   Decrease (increase) in accounts receivable       3,624           4,614
   Decrease (increase) in inventories              (7,265)         (2,279)
   Decrease (increase) in prepaid expenses, income
    tax refund receivable and other assets         (1,420)            774
   Increase (decrease) in accounts payable, accrued
    expenses and other long-term liabilities        1,880          (1,301)
   Increase (decrease) in income taxes payable      1,091             223
                                                  -------         -------

NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                               2,760           5,663
                                                  -------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment, inventory and
    technology rights from Lucent Technologies     (4,435)           -
  Capital expenditures                             (1,348)         (1,374)
  Other, net                                          (95)             22
                                                  -------         -------
NET CASH PROVIDED BY (USED IN)
 INVESTING ACTIVITIES                              (5,878)         (1,352)
                                                  -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under debt agreements                  6,232            -
  Debt repayments                                  (3,439)         (4,173)
  Proceeds from the exercise of stock options
    and warrants                                      400             226
                                                  -------         -------
NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                               3,193          (3,947)
                                                  -------         -------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                 75             364
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      600             661
                                                  -------         -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $   675         $ 1,025
                                                  =======         =======

                 See notes to consolidated financial statements

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     1. Basis of Presentation
        ---------------------
     The consolidated balance sheet of Aeroflex Incorporated and Subsidiaries ("the Company") as of December 31, 1997 and the related consolidated statements of operations for the six and three months ended December 31, 1997 and 1996 and the statements of cash flows for the six months ended December 31, 1997 and 1996 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1997 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1997 annual report to shareholders. There have been no changes of significant accounting policies since June 30, 1997, except as described in Note 2. Certain reclassifications have been made to previously reported financial statements to conform to current classifications.

     Results of operations for the six and three month periods are not necessarily indicative of results of operations for the corresponding years.

 2.  Earnings Per Share
     ------------------
     For the periods ended December 31, 1997, the Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share" In accordance with SFAS No. 128, earnings per common share ("Basic EPS") is computed by dividing net income by weighted average common shares outstanding. Earnings per common share, assuming dilution ("Diluted EPS") is computed by dividing net income plus a pro forma addback of debenture interest by weighted average common shares outstanding plus potential dilution from the conversion of debentures and the exercise of stock options and warrants. Earnings per share amounts for prior periods have been restated to conform to SFAS No. 128.

     A reconciliation of the numerators and denominators of the Basic EPS and Diluted EPS calculations is as follows:

                                                            Six Months
                                                         Ended December 31,
                                                         ------------------
                                              (In thousands, except per share data)
                                                         1997          1996
                                                         ----          ----
     Computation of Adjusted Net Income:
     Net income for basic earnings per common share   $  2,838       $  1,544
     Add:  Debenture interest and amortization
       expense, net of income taxes                        103            246
                                                      --------       --------
     Adjusted net income for diluted
       earnings per common share                      $  2,941       $  1,790
                                                      ========       ========
     Computation of Adjusted Weighted Average
       Shares Outstanding:
     Weighted average shares outstanding                13,547         12,387
     Add:  Effect of dilutive options and warrants
         outstanding                                     1,227            583
     Add:  Shares assumed to be issued upon
       conversion of debentures                            783          1,774
                                                      --------       --------
     Weighted average shares and common share
       equivalents used for computation of
       diluted earnings per common share                15,557         14,744
                                                      ========       ========
     Net Income Per Common Share:
       Basic                                             $ .21          $ .12
                                                         =====          =====
       Diluted                                           $ .19          $ .12
                                                         =====          =====

                                                             Three Months
                                                           Ended December 31,
                                                           -----------------
                                                 (In thousands, except per share data)
                                                         1997            1996
                                                         ----            ----
     Computation of Adjusted Net Income:
     Net income for basic earnings per common share   $  1,686       $    893
     Add:  Debenture interest and amortization
       expense, net of income taxes                       -               123
                                                      --------       --------
     Adjusted net income for diluted
       earnings per common share                      $  1,686       $  1,016
                                                      ========       ========
     Computation of Adjusted Weighted Average
       Shares Outstanding:
     Weighted average shares outstanding                14,347         12,442
     Add:  Effect of dilutive options and warrants
       outstanding                                       1,388            438
     Add:  Shares assumed to be issued upon
       conversion of debentures                             15          1,774
                                                      --------       --------
     Weighted average shares and common share
       equivalents used for computation of
       diluted earnings per common share                15,750         14,654
                                                      ========       ========
     Net Income Per Common Share:
       Basic                                             $ .12          $ .07
                                                         =====          =====
       Diluted                                           $ .11          $ .07
                                                         =====          =====

     Options to purchase 63,000 shares at a weighted average exercise price of $10.38 per share were outstanding as of December 31, 1997 but were not included in the computation of Diluted EPS because the exercise prices of these options were greater than the average market price of the common shares.

 3.  Acquisition of Business
     -----------------------
     Effective July 1, 1997, the Company's subsidiary, MIC Technology Corporation, acquired certain equipment, inventory, licenses for technology and patents of two of Lucent Technologies' microelectronics component units
     - multi-chip modules and film integrated circuits - for approximately $4,400,000 in cash. These units manufacture microelectronic modules and interconnect products. The Company has also signed a multi-year supply agreement to provide Lucent with film integrated circuits for use in telecommunications applications. The purchase price has been allocated to the assets acquired, based on their fair values, and certain obligations assumed relating to the agreements.

 4.  Bank Loan Agreements
     --------------------
     As of March 15, 1996 the Company replaced a previous agreement with a revised revolving credit and term loan agreement with two banks which is secured by substantially all of the Company's assets not otherwise encumbered. The agreement provides for a revolving credit line of $22,000,000 and a term loan of $16,000,000. The revolving credit line expires in March 1999. The term loan is payable in quarterly installments of $900,000 with final payment on September 30, 2000. The interest rate on borrowings under this agreement is at various rates depending upon certain financial ratios, with the current rate substantially equivalent to the prime rate (8-1/2% at December 31, 1997) plus 1/4% on the revolving credit borrowings and prime plus 1/2% on the term loan borrowings. The terms of the agreement require compliance with certain covenants including minimum consolidated tangible net worth and pre-tax earnings, maintenance of certain financial ratios, limitations on capital expenditures and indebtedness and prohibition of the payment of cash dividends.

 5.  Inventories
     -----------
     Inventories consist of the following:

                                     December 31,               June 30,
                                        1997                      1997
                                     ------------              ---------
                                                 (In thousands)
                    Raw Materials     $ 13,265                 $ 11,191
                    Work in Process     10,490                    6,642
                    Finished Goods       4,964                    2,486
                                      --------                 --------
                                      $ 28,719                 $ 20,319
                                      ========                 ========

 6.  Income Taxes
     ------------
     At June 30, 1997 the Company had net operating loss carryforwards of approximately $4,000,000 for Federal income tax purposes which expire through 2006.

     The Company is undergoing routine audits by various taxing authorities of several of its state and local income tax returns covering different periods from 1994 to 1996. Management believes that the probable outcome of these various audits should not materially affect the consolidated financial statements of the Company.

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

8.   Conversion  of  7-1/2%  Debentures
     ----------------------------------
     On September 8, 1997, the Company called for the redemption of all of its outstanding 7-1/2% Senior Subordinated Convertible Debentures ($9,981,000) at 104-1/2% of the principal amount. As of October 1997, all of the principal amount outstanding was converted into Common Stock at $5-5/8 per share. In connection with the conversions, $599,000 of deferred bond issuance costs were charged to additional paid-in capital.

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

   Effective July 1, 1997, the Company acquired certain equipment, inventory, licenses for technology and patents of two of Lucent Technologies' microelectronics component units, multi-chip modules and film integrated circuits. These units manufacture microelectronic modules and interconnect products. The Company has also signed a multi-year supply agreement to provide Lucent with film integrated circuits for use in the telecommunications industry.

   Approximately 50% and 65% of the Company's sales for fiscal years 1997 and 1996, respectively, were to agencies of the United States Government or to prime defense contractors or subcontractors of the United States Government. The Company's overall dependence on the defense market has been declining as a result of the acquisition of MIC Technology Corporation, which is more commercially oriented, and a focusing of resources towards developing standard products for the commercial market.

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

Six Months  Ended  December 31, 1997  Compared to Six Months Ended  December 31,
1996

   Net Sales. Net sales increased 26.8% to $53.2 million for the six months ended December 31, 1997 from $42.0 million for the six months ended December 31, 1996. Net sales in the Microelectronics segment increased 64.0% to $33.1 million for the six months ended December 31, 1997 from $20.2 million for the six months ended December 31, 1996 due to increased sales volume in both thin film interconnects and microelectronic modules. Sales of thin film interconnects increased primarily due to the commencement of a strategic supply contract with Lucent Technologies effective July 1, 1997. Net sales in the Test, Measurement and Other Electronics segment decreased 18.6% to $11.3 million for the six months ended December 31, 1997 from $13.9 million for the six months ended December 31, 1996 primarily as a result of reduced sales volume of frequency synthesizers which was partially offset by increased sales of stabilization and tracking devices and of high speed instrumentation test systems. The decrease in frequency synthesizer sales was due to the early completion of the current Consolidated Automated Support System ("CASS") contract. Net sales in the Isolator Products segment increased 11.5% to $8.8 million for the six months ended December 31, 1997 from $7.9 million for the six months ended December 31, 1996 due to increased sales volume in each of the commercial, industrial and military isolator product lines.

   Gross Profit. Cost of sales includes materials, direct labor and overhead expenses such as engineering labor, fringe benefits, allocable occupancy costs, depreciation and manufacturing supplies. Gross profit increased 34.0% to $18.1 million for the six months ended December 31, 1997 from $13.5 million for the six months ended December 31, 1996. Gross margin increased to 34.1% for the six months ended December 31, 1997 from 32.2% for the six months ended December 31, 1996. The increase was primarily a result of increased margins in the Microelectronics segment reflecting the greater efficiencies of higher volume.

   Selling, General and Administrative Costs. Selling, general and administrative costs include office and management salaries, fringe benefits, commissions and advertising costs. Selling, general and administrative costs increased 27.1% to $10.4 million (19.5% of net sales) for the six months ended December 31, 1997 from $8.2 million (19.4% of net sales) for the six months ended December 31, 1996. The increase was primarily due to labor related expenses including additional hires, recruitment and relocation costs in connection with the Company's growth.

   Research and Development Costs. Research and development costs consist of material, engineering labor and allocated overhead. Company sponsored research and development costs increased 42.7% to $2.0 million (3.8% of net sales) for the six months ended December 31, 1997 from $1.4 million (3.4% of net sales) for the six months ended December 31, 1996. The increase was primarily attributable to the development of a new low-cost, high speed, high performance frequency synthesizer intended for commercial communication test systems.

   Other Expense (Income). Other expense decreased by 11.1% to $1.3 million for the six months ended December 31, 1997 from $1.5 million for the six months ended December 31, 1996. Interest expense decreased 19.4% to $1.3 million for the six months ended December 31, 1997 from $1.6 million for the six months ended December 31, 1996. The decrease was primarily due to a reduction of outstanding debt paid from operating cash flow and the conversion of $10.0 million of debentures. Other expense included $102,000 of debenture redemption costs for the six months ended December 31, 1997.

   Provision for Income Taxes. Income taxes recorded by the Company increased 70.3% to $1.6 million (an effective income tax rate of 35.7%) for the six months ended December 31, 1997 from $925,000 (an effective income tax rate of 37.5%) for the six months ended December 31, 1996. The income tax provisions for the two periods differed from the amount computed by applying the U.S. Federal income tax rate to income before income taxes primarily due to state and local income taxes.

Three Months Ended December 31, 1997 Compared to Three Months Ended December 31, 1996

   Net Sales. Net sales increased 28.0% to $29.3 million for the three months ended December 31, 1997 from $22.9 million for the three months ended December 31, 1996. Net sales in the Microelectronics segment increased 68.4% to $18.6 million for the three months ended December 31, 1997 from $11.0 million for the three months ended December 31, 1996 due to increased sales volume in both thin film interconnects and microelectronic modules. Sales of thin film interconnects increased primarily due to the commencement of a strategic supply contract with Lucent Technologies effective July 1, 1997. Net sales in the Test, Measurement and Other Electronics segment decreased 17.7% to $6.4 million for the three months ended December 31, 1997 from $7.8 million for the three months ended December 31, 1996 primarily as a result of reduced sales volume of frequency synthesizers which was partially offset by increased sales of high speed instrumentation test systems. Net sales in the Isolator Products segment increased 6.0% to $4.3 million for the three months ended December 31, 1997 from $4.1 million for the three months ended December 31, 1996 due to increased sales volume in the commercial and industrial product lines.

   Gross Profit. Gross profit increased 36.7% to $9.9 million for the three months ended December 31, 1997 from $7.3 million for the three months ended December 31, 1996. Gross margin increased to 33.8% for the three months ended December 31, 1997 from 31.7% for the three months ended December 31, 1996. The increase was primarily a result of increased margins in the Microelectronics segment reflecting the greater efficiencies of higher volume.

   Selling, General and Administrative Costs. Selling, general and administrative costs increased 32.2% to $5.8 million (19.6% of net sales) for the three months ended December 31, 1997 from $4.4 million (19.0% of net sales) for the three months ended December 31, 1996. The increase was primarily due to labor related expenses including additional hires, recruitment and relocation costs in connection with the Company's growth.

   Research and Development Costs. Company sponsored research and development costs increased 39.5% to $1.0 million (3.5% of net sales) for the three months ended December 31, 1997 from $739,000 (3.2% of net sales) for the three months ended December 31, 1996. The increase was primarily attributable to the development of a new low-cost, high speed, high performance frequency synthesizer intended for commercial communication test systems.

   Other Expense (Income). Other expense decreased by 28.7% to $518,000 for the three months ended December 31, 1997 from $726,000 for the three months ended December 31, 1996. Interest expense decreased 28.9% to $527,000 for the three months ended December 31, 1997 from $741,000 for the three months ended December 31, 1996. The decrease was primarily due to the conversion of $10.0 million of debentures.

   Provision for Income Taxes. Income taxes recorded by the Company increased 70.7% to $925,000 (an effective income tax rate of 35.4%) for the three months ended December 31, 1997 from $542,000 (an effective income tax rate of 37.8%) for the three months ended December 31, 1996. The income tax provisions for the two quarters differed from the amount computed by applying the U.S. Federal income tax rate to income before income taxes primarily due to state and local income taxes.

Liquidity and Capital Resources

   As of December 31, 1997, the Company had $26.6 million in working capital. As of March 15, 1996, the Company replaced a previous agreement with a revised revolving credit and term loan agreement with two banks which is secured by substantially all of the Company's assets not otherwise encumbered. The agreement provides for a revolving credit line of $22.0 million and a term loan of $16.0 million. The revolving credit line expires in March 1999. The term loan is payable in quarterly installments of $900,000 with final payment on September 30, 2000. The interest rate on borrowings under this agreement is at various rates depending upon certain financial ratios, with the current rate substantially equivalent to the prime rate (8-1/2% at December 31, 1997) plus 1/4% on the revolving credit borrowings and prime plus 1/2% on the term loan borrowings. The terms of the agreement require compliance with certain covenants including minimum consolidated tangible net worth and pre-tax earnings, maintenance of certain financial ratios, limitations on capital expenditures and indebtedness and prohibition of the payment of cash dividends. At December 31, 1997, the outstanding borrowings under the revolving credit line and term loan were $9.1 million and $5.3 million, respectively.

     During June 1994, the Company completed a sale of $10.0 million principal amount of 7-1/2% Senior Subordinated Convertible Debentures ("Debentures"). On September 8, 1997, the Company called for redemption all of its outstanding Debentures at 104-1/2% of the principal amount. The Debentures were convertible into the Company's Common Stock at a price of $5-5/8 per share through October 6, 1997. As of October 1997, all of the principal amount outstanding was converted into Common Stock. In connection with the conversions, $599,000 of deferred bond issuance costs were charged to additional paid-in capital.

   The Company's order backlog at December 31, 1997 and 1996 was $66.1 million and $45.8 million, respectively.

   At June 30, 1997, the Company had net operating loss carryforwards of approximately $4.0 million for Federal income tax purposes.

   The Company's net cash provided by operating activities was $2.8 million for the six months ended December 31, 1997. Net cash used in investing activities was $5.9 million for the six months ended December 31, 1997, consisting primarily of $4.4 million of cash used to purchase equipment, inventory and technology rights from Lucent Technologies. Net cash provided by financing activities was $3.2 million for the six months ended December 31, 1997. For the six months ended December 31, 1997, the Company borrowed $6.2 million under two equipment loans.

   Management of the Company believes that internally generated funds and available lines of credit will be sufficient for its working capital requirements, capital expenditure needs and the servicing of its debt for at least the next twelve months. At December 31, 1997, the Company's available unused line of credit was approximately $10.9 million.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES
                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings

        None

Item 2. Changes in Securities

        None

Item 3. Defaults upon Senior Securities

        None

Item 4.  Submission of Matters to a Vote of Security Holders

       A. The Registrant held its Annual Meeting of Stockholders on November 13, 1997.

       B. Three directors were elected at the Annual Meeting to serve until the Annual Meeting of Stockholders in 2000. The name of these Directors and votes cast in favor of their election and shares withheld are as follows:

           Name                         Votes For                 Votes Withheld
           ----                         ---------                 --------------
           Harvey R. Blau               11,760,855                   56,562
           Ernest E. Courchene, Jr.     11,766,361                   51,056
           John S. Patton               11,764,568                   52,849

       In addition to the election of directors, the stockholders approved a deferred compensation agreement between the Company and its Chairman of the Board permitting him to elect to defer payment of his incentive compensation.

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



                                        AEROFLEX INCORPORATED
                                             (REGISTRANT)




February 4, 1998                  By:        s/Michael Gorin
                                     ---------------------------------
                                               Michael Gorin
                                   President, Chief Financial Officer
                                     and Principal Accounting Officer