Form 10-Q
period 1998-03-31
AEROFLEX INC
filed 1998-05-13
CIK 2601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q



              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended         March 31, 1998
                     --------------------------------
Commission File Number 1-8037


                              ---------------------

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

                             ----------------------


 *Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X       No
                                 -----        -----
  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

May 11, 1998         17,358,437 shares (excluding 1,092 shares held in treasury)
--------------------------------------------------------------------------------
   (Date)                                 (Number of Shares)

           NOTE: THIS IS PAGE 1 OF A DOCUMENT CONSISTING OF 16 PAGES.

                              AEROFLEX INCORPORATED

                                AND SUBSIDIARIES


                                      INDEX
                                      -----

                                                              PAGE
                                                              ----
PART I:  FINANCIAL INFORMATION
------   ---------------------
CONSOLIDATED BALANCE SHEETS
 March 31, 1998 and June 30, 1997                              3-4

CONSOLIDATED STATEMENTS OF OPERATIONS
 Nine Months Ended March 31, 1998 and 1997                      5

CONSOLIDATED STATEMENTS OF OPERATIONS
 Three Months Ended March 31, 1998 and 1997                     6

CONSOLIDATED STATEMENTS OF CASH FLOWS
 Nine Months Ended March 31, 1998 and 1997                      7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     8-10

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS
    Nine and Three Months Ended March 31, 1998 and 1997       11-14

PART II:  OTHER INFORMATION
-------   -----------------
ITEM 6 Exhibits and Reports on Form 8-K                        15

SIGNATURES                                                     16

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                             March 31,          June 30,
                                               1998               1997
                                             ---------------------------
                                                   (In thousands)

ASSETS

Current assets:
 Cash and cash equivalents                    $ 23,141          $    600
 Accounts receivable, less allowance for
   doubtful accounts of $538,000 and $417,000   19,627            21,843
 Inventories                                    29,909            20,319
  Deferred income taxes                          2,059             2,043
  Prepaid expenses and other current assets      1,415               812
                                              --------           -------
   Total current assets                         76,151            45,617

Property, plant and equipment, at cost, net     22,913            14,487
Intangible assets acquired in connection with
  the purchase of businesses, net                7,770             8,046
Cost in excess of fair value of net assets
  of businesses acquired, net                    9,910             9,903
Other assets                                     2,214             2,994
                                              --------          --------

   Total assets                               $118,958          $ 81,047
                                              ========          ========

                 See notes to consolidated financial statements.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (continued)

                                                      March 31,         June 30,
                                                        1998             1997
                                                      ---------         --------
                                                            (In thousands)


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Current portion of long-term debt                  $  5,010           $  4,247
  Accounts payable                                      7,384              5,093
  Accrued expenses and other current liabilities       12,072              8,564
  Income taxes payable                                  2,126              1,841
                                                     --------           --------
    Total current liabilities                          26,592             19,745

Long-term debt                                          6,777             14,688
Deferred income taxes                                      43                334
Other long-term liabilities                             2,540              1,259
Senior subordinated convertible debentures               -                 9,981
                                                     --------           --------
    Total liabilities                                  35,952             46,007
                                                     --------           --------
Stockholders' equity:
 Preferred Stock, par value $.10 per share;
  authorized 1,000,000 shares:
   Series A Junior Participating Preferred
   Stock, par value $.10 per share,
   authorized 150,000 shares                             -                  -
 Common Stock, par value $.10 per share;
  authorized 25,000,000 shares; issued
  17,340,000 and 12,658,000 shares                      1,734              1,266
 Additional paid-in capital                            99,966             58,110
 Accumulated deficit                                  (18,689)           (23,584)
                                                     --------           --------
                                                       83,011             35,792

 Less:  Treasury stock, at cost (1,000 and
  169,000 shares)                                           5                752
                                                     --------           --------
    Total stockholders' equity                         83,006             35,040
                                                     --------           --------
    Total liabilities and stockholders' equity       $118,958           $ 81,047
                                                     ========           ========

               See notes to consolidated financial statements.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Nine Months Ended
                                                   March  31,
                                              -----------------
                                             1998               1997
                                           --------          --------
                                    (In thousands, except per share data)

Net sales                                  $ 84,431          $ 64,912
Cost of sales                                55,417            43,618
                                           --------          --------
  Gross profit                               29,014            21,294
                                           --------          --------
Selling, general and administrative costs    16,020            12,898
Research and development costs                3,510             2,293
                                           --------          --------
                                             19,530            15,191
                                           --------          --------
  Operating income                            9,484             6,103
                                           --------          --------
Other expense (income)
  Interest expense                            1,798             2,263
  Other expense (income)                         41               (71)
                                           --------          --------
  Total other expense (income)                1,839             2,192
                                           --------          --------
Income before income taxes                    7,645             3,911

Provision for income taxes                    2,750             1,450
                                           --------          --------
Net income                                 $  4,895          $  2,461
                                           ========          ========
Net income per common share:
    -  Basic                                 $ .35             $ .20
                                             ======            ======
    -  Diluted                               $ .32             $ .19
                                             =====             ======
Weighted   average  number  of  common
 shares  and  common  share   equivalents
 outstanding:
    -  Basic                                 13,948            12,431
                                            =======           =======
    -  Diluted                               15,749            14,695
                                            =======           =======

              See notes to consolidated financial statements.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Three Months Ended
                                                  March  31,
                                              ------------------
                                             1998               1997
                                           --------          --------
                                      (In thousands, except per share data)

Net sales                                  $ 31,221          $ 22,937
Cost of sales                                20,338            15,178
                                           --------          --------
  Gross profit                               10,883             7,759
                                           --------          --------
Selling, general and administrative costs     5,655             4,744
Research and development costs                1,481               871
                                           --------          --------
                                              7,136             5,615
                                           --------          --------
  Operating income                            3,747             2,144
                                           --------          --------
Other expense (income)
  Interest expense                              548               712
  Other expense (income)                        (33)              (10)
                                           --------          --------
  Total other expense (income)                  515               702
                                           --------          --------
Income before income taxes                    3,232             1,442

Provision for income taxes                    1,175               525
                                           --------          --------
Net income                                 $  2,057          $    917
                                           ========          ========
Net income per common share:
    -  Basic                                 $ .14             $ .07
                                             ======            ======
    -  Diluted                               $ .13             $ .07
                                             =====             ======
Weighted   average  number  of  common
 shares  and  common  share   equivalents
 outstanding:
    -  Basic                                 14,749            12,523
                                            =======           =======
    -  Diluted                               16,132            14,597
                                            =======           =======

                 See notes to consolidated financial statements.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Nine Months Ended
                                                               March 31,
                                                       -------------------------
                                                          1998            1997
                                                       ---------        --------
                                                              (In thousands)

Cash Flows From Operating Activities:
 Net income                                             $  4,895        $  2,461
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                           3,791           3,292
   Amortization of deferred gain                            (441)           -
   Other, net                                               (123)            (26)
 Change in operating  assets and  liabilities,
   net of effects from  purchase of business:
   Decrease (increase) in accounts receivable              2,027           5,238
   Decrease (increase) in inventories                     (8,455)         (5,197)
   Decrease (increase) in prepaid expenses, income
    tax refund receivable and other assets                  (522)            654
   Increase (decrease) in accounts payable, accrued
    expenses and other long-term liabilities               4,644          (1,095)
   Increase (decrease) in income taxes payable             1,584            (208)
                                                        --------        --------
Net Cash Provided By (Used In)
 Operating Activities                                      7,400           5,119
                                                        --------        --------
Cash Flows From Investing Activities:
  Purchase of equipment, inventory and
    technology rights from Lucent Technologies            (4,435)           -
  Capital expenditures                                    (5,710)         (2,075)
  Other, net                                                  35            (106)
                                                        --------        --------
Net Cash Provided By (Used In)
 Investing Activities                                    (10,110)         (2,181)
                                                        --------        --------
Cash Flows From Financing Activities:
  Proceeds from issuance of common shares in
    public offering                                       31,781            -
  Costs in connection with public offering                  (488)           -
  Borrowings under debt agreements                         6,232            -
  Debt repayments                                        (13,380)         (3,228)
  Proceeds from the exercise of stock options
    and warrants                                           1,106             652
  Purchase of treasury stock                                -               (437)
                                                        --------        --------
Net Cash Provided By (Used In)
 Financing Activities                                     25,251          (3,013)
                                                        --------        --------
Net Increase (Decrease) In Cash
  And Cash Equivalents                                    22,541             (75)
Cash And Cash Equivalents At Beginning Of Period             600             661
                                                        --------        --------
Cash And Cash Equivalents At End Of Period              $ 23,141        $    586
                                                        ========        ========

                 See notes to consolidated financial statements.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1.  Basis of Presentation
     ---------------------
     The consolidated balance sheet of Aeroflex Incorporated and Subsidiaries ("the Company") as of March 31, 1998 and the related consolidated statements of operations for the nine and three months ended March 31, 1998 and 1997 and the statements of cash flows for the nine months ended March 31, 1998 and 1997 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1998 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1997 annual report to shareholders. There have been no changes of significant accounting policies since June 30, 1997, except as described in
     Note 3. Certain reclassifications have been made to previously reported financial statements to conform to current classifications.

     Results of operations for the nine and three month periods are not necessarily indicative of results of operations for the corresponding years.

 2.  Common Stock Offering
     ---------------------
     In March 1998, the Company sold 2,597,000 shares of its Common Stock in a public offering for $31,293,000, net of an underwriting discount of $1,973,000 and issuance costs of $488,000. Of these net proceeds, $9,639,000 was used to repay bank indebtedness. The balance of the net proceeds, which is included in cash and cash equivalents, will be used for general corporate purposes, including working capital, capital expenditures, facilities expansion and potential acquisitions.

 3.  Earnings Per Share
     ------------------
     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share" during the quarter ended December 31, 1998. In accordance with SFAS No. 128, earnings per common share ("Basic EPS") is computed by dividing net income by the weighted average common shares outstanding. Earnings per common share, assuming dilution ("Diluted EPS") is computed by dividing net income plus a pro forma addback of debenture interest by the weighted average common shares outstanding plus potential dilution from the conversion of debentures and the exercise of stock options and warrants. Earnings per share amounts for prior periods have been restated to conform to SFAS No. 128.

     A reconciliation of the numerators and denominators of the Basic EPS and Diluted EPS calculations is as follows:

                                                            Nine Months
                                                           Ended March 31,
                                                  -----------------------------------
                                                          1998           1997
                                                          ----           ----
                                                 (In thousands, except per share data)
     Computation of Adjusted Net Income:
     Net income for basic earnings per common share      $  4,895       $  2,461
     Add:  Debenture interest and amortization
       expense, net of income taxes                           103            369
     Adjusted net income for diluted                     --------       --------
       earnings per common share                         $  4,998       $  2,830
     Computation of Adjusted Weighted Average            ========       ========
       Shares Outstanding:
     Weighted average shares outstanding                   13,948         12,431
     Add:  Effect of dilutive options and warrants
         outstanding                                        1,279            490
     Add:  Shares assumed to be issued upon
       conversion of debentures                               522          1,774
     Weighted average shares and common share            --------       --------
       equivalents used for computation of
       diluted earnings per common share                   15,749         14,695
     Net Income Per Common Share:                        ========       ========
       Basic                                               $ .35          $ .20
                                                           ======         ======
       Diluted                                             $ .32          $ .19
                                                           =====          ======

                                                              Three Months
                                                             Ended March 31,
                                                   -----------------------------------
                                                           1998           1997
                                                           ----           ----
                                                  (In thousands, except per share data)

     Computation of Adjusted Net Income:
     Net income for basic earnings per common share      $  2,057       $    917
     Add:  Debenture interest and amortization
       expense, net of income taxes                          -               123
     Adjusted net income for diluted
       earnings per common share                         $  2,057       $  1,040
     Computation of Adjusted Weighted Average            ========       ========
       Shares Outstanding:
     Weighted average shares outstanding                   14,749         12,523
     Add:  Effect of dilutive options and warrants
       outstanding                                          1,383            300
     Add:  Shares assumed to be issued upon
       conversion of debentures                              -             1,774
     Weighted average shares and common share            --------       --------
       equivalents used for computation of
       diluted earnings per common share                   16,132         14,597
     Net Income Per Common Share:                        ========       ========
       Basic                                               $ .14          $ .07
                                                           ======         ======
       Diluted                                             $ .13          $ .07
                                                           ======         ======

 4.  Acquisition of Business
     -----------------------
     Effective July 1, 1997, the Company's subsidiary, MIC Technology Corporation, acquired certain equipment, inventory, licenses for technology and patents of two of Lucent Technologies' microelectronics component units
     - multi-chip modules and film integrated circuits - for approximately $4,400,000 in cash. These units manufacture microelectronic modules and interconnect products. The Company has also signed a multi-year supply agreement to provide Lucent with film integrated circuits for use in telecommunications applications. The purchase price has been allocated to the assets acquired, based on their fair values, and certain obligations assumed relating to the agreements.

 5.  Bank Loan Agreements
     --------------------
     As of March 15, 1996 the Company replaced a previous agreement with a revised revolving credit and term loan agreement with two banks which is secured by substantially all of the Company's assets not otherwise encumbered. The agreement provides for a revolving credit line of $22,000,000 and a term loan of $16,000,000. The revolving credit line expires in March 1999. There are no borrowings under this line as of March 31, 1998. The term loan is payable in quarterly installments of $900,000 with final payment on September 30, 2000. As of March 31, 1998, the outstanding term loan was $4,720,000. The interest rate on borrowings under this agreement is at various rates depending upon certain financial ratios, with the current rate substantially equivalent to the prime rate (8-1/2% at March 31, 1998) plus 1/4% on the revolving credit borrowings and prime plus 1/2% on the term loan borrowings. The terms of the agreement require compliance with certain covenants including minimum consolidated tangible net worth and pre-tax earnings, maintenance of certain financial ratios, limitations on capital expenditures and indebtedness and prohibition of the payment of cash dividends. Management is in the process of amending the existing agreement to extend the term of the revolving credit line, among other changes.

 6.  Inventories
     -----------
     Inventories consist of the following:

                                      March 31,          June 30,
                                        1998               1997
                                      --------           --------
                                            (In thousands)
                    Raw Materials     $ 13,836           $ 11,191
                    Work in Process     11,249              6,642
                    Finished Goods       4,824              2,486
                                      --------           --------
                                      $ 29,909           $ 20,319
                                      ========           ========

 7.  Income Taxes
     ------------
     At June 30, 1997 the Company had net operating loss carryforwards of approximately $4,000,000 for Federal income tax purposes which expire through 2006.

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

 9.  Conversion of 7-1/2% Debentures
     -------------------------------
     On September 8, 1997, the Company called for the redemption of all of its outstanding 7-1/2% Senior Subordinated Convertible Debentures ($9,981,000) at 104-1/2% of the principal amount. As of October 1997, all of the principal amount outstanding was converted into Common Stock at $5-5/8 per share. In connection with the conversions, $599,000 of deferred bond issuance costs were charged to additional paid-in capital.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

   Aeroflex, founded in 1937, utilizes its advanced design, engineering and manufacturing capabilities to provide state-of-the-art microelectronic module, interconnect and testing solutions used in communication applications for commercial and defense markets. Its products are used in satellite, personal wireless, cable television ("CATV") and defense communications markets. It also designs and manufactures motion control systems and shock and vibration isolation systems used for commercial, industrial and defense applications. The Company's operations are grouped into three segments: Microelectronics; Test, Measurement and Other Electronics; and Isolator Products. The Company's consolidated financial statements include the accounts of Aeroflex and its subsidiaries, all of which are wholly-owned.

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

   In June 1997, the Financial Accounting Standards Board issued Statement of Finanical Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information", which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. The Company has not determined the impact that the adoption of this new accounting standard will have on its consolidated financial statement disclosures. The Company will adopt this standard effective July 1, 1998, as required.

Nine Months Ended March 31, 1998 Compared to Nine Months Ended March 31, 1997

   Net Sales. Net sales increased 30.1% to $84.4 million for the nine months ended March 31, 1998 from $64.9 million for the nine months ended March 31, 1997. Net sales in the Microelectronics segment increased 64.3% to $52.7 million for the nine months ended March 31, 1998 from $32.1 million for the nine months ended March 31, 1997 due to increased sales volume in both thin film interconnects and microelectronic modules. Sales of thin film interconnects increased primarily due to the commencement of a strategic supply contract with Lucent Technologies effective July 1, 1997. Net sales in the Test, Measurement and Other Electronics segment decreased 12.2% to $18.0 million for the nine months ended March 31, 1998 from $20.5 million for the nine months ended March 31, 1997 primarily as a result of reduced sales volume of frequency synthesizers which was partially offset by increased sales of high speed instrumentation test systems. The decrease in frequency synthesizer sales was due to the early completion of the current Consolidated Automated Support System ("CASS") contract. Net sales in the Isolator Products segment increased 11.5% to $13.7 million for the nine months ended March 31, 1998 from $12.3 million for the nine months ended March 31, 1997 due to increased sales volume in each of the commercial, industrial and military isolator product lines.

   Gross Profit. Cost of sales includes materials, direct labor and overhead expenses such as engineering labor, fringe benefits, allocable occupancy costs, depreciation and manufacturing supplies. Gross profit increased 36.3% to $29.0 million for the nine months ended March 31, 1998 from $21.3 million for the nine months ended March 31, 1997. Gross margin increased to 34.4% for the nine months ended March 31, 1998 from 32.8% for the nine months ended March 31, 1997. The increase was primarily a result of increased margins in the Microelectronics segment reflecting the greater efficiencies of higher volume.

   Selling, General and Administrative Costs. Selling, general and administrative costs include office and management salaries, fringe benefits, commissions and advertising costs. Selling, general and administrative costs increased 24.2% to $16.0 million (19.0% of net sales) for the nine months ended March 31, 1998 from $12.9 million (19.9% of net sales) for the nine months ended March 31, 1997. The increase was primarily due to labor related expenses including salaries for additional hires, recruitment and relocation costs in connection with the Company's growth.

   Research and Development Costs. Research and development costs consist of material, engineering labor and allocated overhead. Company sponsored research and development costs increased 53.1% to $3.5 million (4.2% of net sales) for the nine months ended March 31, 1998 from $2.3 million (3.5% of net sales) for the nine months ended March 31, 1997. The increase was primarily attributable to the costs for development of a new low-cost, high speed, high performance frequency synthesizer intended for commercial communication test systems.

   Other Expense (Income). Other expense decreased by 16.1% to $1.8 million for the nine months ended March 31, 1998 from $2.2 million for the nine months ended March 31, 1997. Interest expense decreased 20.5% to $1.8 million for the nine months ended March 31, 1998 from $2.3 million for the nine months ended March 31, 1997. The decrease was primarily due to the conversion of $10.0 million of debentures. Other expense included $102,000 of debenture redemption costs for the nine months ended March 31, 1998.

   Provision for Income Taxes. Income taxes recorded by the Company increased 89.7% to $2.8 million (an effective income tax rate of 36.0%) for the nine months ended March 31, 1998 from $1.5 million (an effective income tax rate of 37.1%) for the nine months ended March 31, 1997. The income tax provisions for the two periods differed from the amount computed by applying the U.S. Federal income tax rate to income before income taxes primarily due to state and local income taxes.
                                   -12-

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

   Net Sales. Net sales increased 36.1% to $31.2 million for the three months ended March 31, 1998 from $22.9 million for the three months ended March 31, 1997. Net sales in the Microelectronics segment increased 64.8% to $19.6 million for the three months ended March 31, 1998 from $11.9 million for the three months ended March 31, 1997 due to increased sales volume in both thin film interconnects and microelectronic modules. Sales of thin film interconnects increased primarily due to the commencement of a strategic supply contract with Lucent Technologies effective July 1, 1997. Net sales in the Test, Measurement and Other Electronics segment increased 1.0% to $6.7 million for the three months ended March 31, 1998 from $6.6 million for the three months ended March 31, 1997. Net sales in the Isolator Products segment increased 11.5% to $4.9 million for the three months ended March 31, 1998 from $4.4 million for the three months ended March 31, 1997 due to increased sales volume in the commercial and industrial product lines.

   Gross Profit. Gross profit increased 40.3% to $10.9 million for the three months ended March 31, 1998 from $7.8 million for the three months ended March 31, 1997. Gross margin increased to 34.9% for the three months ended March 31, 1998 from 33.8% for the three months ended March 31, 1997. The increase was primarily a result of increased margins in the Microelectronics segment reflecting the greater efficiencies of higher volume.

   Selling, General and Administrative Costs. Selling, general and administrative costs increased 19.2% to $5.7 million (18.1% of net sales) for the three months ended March 31, 1998 from $4.7 million (20.7% of net sales) for the three months ended March 31, 1997. The increase was primarily due to labor related expenses including salaries for additional hires, recruitment and relocation costs in connection with the Company's growth.

   Research and Development Costs. Company sponsored research and development costs increased 70.0% to $1.5 million (4.7% of net sales) for the three months ended March 31, 1998 from $871,000 (3.8% of net sales) for the three months ended March 31, 1997. The increase was primarily attributable to the costs for development of a new low-cost, high speed, high performance frequency synthesizer intended for commercial communication test systems.

   Other Expense (Income). Other expense decreased by 26.6% to $515,000 for the three months ended March 31, 1998 from $702,000 for the three months ended March 31, 1997. Interest expense decreased 23.0% to $548,000 for the three months ended March 31, 1998 from $712,000 for the three months ended March 31, 1997. The decrease was primarily due to the conversion of $10.0 million of debentures.

   Provision for Income Taxes. Income taxes recorded by the Company increased 123.8% to $1.2 million (an effective income tax rate of 36.4%) for the three months ended March 31, 1998 from $525,000 (an effective income tax rate of 36.4%) for the three months ended March 31, 1997. The income tax provisions for the two quarters differed from the amount computed by applying the U.S. Federal income tax rate to income before income taxes primarily due to state and local income taxes.
                                      -13-

Liquidity and Capital Resources

     In March 1998, the Company sold 2,597,000 shares of its Common Stock in a public offering for $31,293,000, net of an underwriting discount of $1,973,000 and issuance costs of $488,000. Of these net proceeds, $9,639,000 was used to repay bank indebtedness. The balance of the net proceeds, which is included in cash and cash equivalents, will be used for general corporate purposes, including working capital, capital expenditures, facilities expansion and potential acquisitions.

     As of March 31, 1998, the Company had $49.6 million in working capital. As of March 15, 1996, the Company replaced a previous agreement with a revised revolving credit and term loan agreement with two banks which is secured by substantially all of the Company's assets not otherwise encumbered. The agreement provides for a revolving credit line of $22.0 million and a term loan of $16.0 million. The revolving credit line expires in March 1999. The term loan is payable in quarterly installments of $900,000 with final payment on September 30, 2000. The interest rate on borrowings under this agreement is at various rates depending upon certain financial ratios, with the current rate substantially equivalent to the prime rate (8-1/2% at March 31, 1998) plus 1/4% on the revolving credit borrowings and prime plus 1/2% on the term loan borrowings. The terms of the agreement require compliance with certain covenants including minimum consolidated tangible net worth and pre-tax earnings, maintenance of certain financial ratios, limitations on capital expenditures and indebtedness and prohibition of the payment of cash dividends. At March 31, 1998, the outstanding borrowings under the term loan were $4.7 million and there were no outstandings under the revolving credit line. Management is in the process of amending the existing agreement to extend the term of the revolving credit line, among other changes.

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

   The Company's order backlog at March 31, 1998 and 1997 was $69.4 million and $49.1 million, respectively.

     At June 30, 1997, the Company had net operating loss carryforwards of approximately $4.0 million for Federal income tax purposes.

     The Company's net cash provided by operating activities was $7.4 million for the nine months ended March 31, 1998. Net cash used in investing activities was $10.1 million for the nine months ended March 31, 1998, consisting primarily of $4.4 million of cash used to purchase equipment, inventory and technology rights from Lucent Technologies and $5.7 million for capital expenditures. Net cash provided by financing activities was $25.3 million for the nine months ended March 31, 1998 including $31.8 million from the issuance of Common Stock as discussed above.

     Management has initiated a company-wide program to prepare it for the Year 2000 issue. The Company expects to incur internal staff costs as well as consulting and other expenses related to Year 2000 compliance. The Company believes the total costs to be incurred for all Year 2000 related projects will not have a material impact on the Company's business, results of operations and financial condition.

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

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits:

                  3    - Amended By-Laws
                  10   - 1998 Stock Option Plan
                  27.a - Financial Data Schedule
                  27.b - Restated Financial Data Schedules
                  27.c - Restated Financial Data Schedules

        (b)  Reports on Form 8-K

             None

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        AEROFLEX INCORPORATED
                                             (REGISTRANT)




May 11, 1998                     By:      s/Michael Gorin
                                    --------------------------------
                                            Michael Gorin
                                   President, Chief Financial Officer
                                     and Principal Accounting Officer