Form 10-K
period 1998-06-30
AEROFLEX INC
filed 1998-09-28
CIK 2601

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 1998
                                       or
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ______ to______

                           Commission File No. 1-8037

                              Aeroflex Incorporated
             (Exact name of registrant as specified in its charter)

          Delaware                                  11-1974412

(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                    Identification No.)

35 South Service Road, Plainview, New York             11803
(Address of Principal Executive Offices)             (Zip Code)

Registrant's telephone number, including area code:  (516) 694-6700

           Securities registered pursuant to Section 12(b) of the Act:

                                          Name of Each Exchange on
          Title of Class                      Which Registered
          --------------                  -------------------------

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

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. (The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing). As of September 22, 1998 approximately $147,487,000.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date (applicable only to corporate registrants). Common Stock, par value $.10 per share; outstanding as of September 22, 1998 - 17,426,618 (excluding 39,159 shares held in treasury).

     Documents incorporated by reference: Parts II and IV - The Annual Report to Stockholders for the fiscal year ended June 30, 1998 to the extent specifically identified or incorporated herein. Part III - Registrant's definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Act of 1934.

                                     PART I

ITEM ONE - BUSINESS

     Aeroflex Incorporated, through its subsidiaries (collectively, unless the context requires otherwise, referred to as the "Company" or "Aeroflex"), utilizes its advanced design, engineering and manufacturing capabilities to produce state-of-the-art microelectronic module, interconnect and testing solutions used in communication applications for commercial and defense markets. Its products are used in the satellite, wireless and wireline communications, cable television ("CATV") and defense communications markets. With the acquisition of MIC Technology in 1996 and the interconnect assets of Lucent Technologies Inc. in 1997, the Company believes it is currently the largest merchant supplier of thin film interconnect products. The Company also designs and manufactures motion control systems, and shock and vibration isolation systems used for commercial, industrial and defense applications. The Company's major customers include Lockheed Martin Corporation, Hughes Electronics Corporation, Motorola, Inc., Lucent Technologies, Inc., Raytheon Company and Northrop Grumman Corporation. The Company currently acts as sole source supplier under supply agreements with Lucent Technologies and Motorola's RF semiconductor division for thin film interconnect products.

     Operations  are  grouped  into  three  segments:  Microelectronics;   Test,
Measurement and Other Electronics; and Isolator Products. These segments, their products and the markets they serve are described below.

Microelectronics

Thin Film Circuits and Interconnects - (MIC Technology)

     In March 1996, the Company acquired MIC Technology Corporation ("MIC") which designs, develops, manufactures and sells passive thin film circuits and interconnects. Its advanced microcircuit and interconnect technology is emerging as a key technology for miniaturized, high frequency, high performance electronic products for rapidly growing markets such as cellular/PCS and microwave data links. It continues to be an essential technology in satellite based communication hardware, CATV amplifiers and leading edge military electronic products.

     Thin film products allow dramatic reductions in the size and weight of electronic circuits and provide superior electrical and thermal performance. Growth in the use of thin film technology is expected to complement the advances in semiconductor speed which have occurred in recent years. Thin film removes limitations imposed by other interconnect technologies for high clock rate digital circuits. In the digital, analog RF and microwave domains, thin film allows the production of hybrid integrated circuits with lumped elements at lower cost than full silicon or gallium arsenide (GaAs) integration while retaining outstanding performance.

     The Company serves both commercial and military markets. Commercial markets include satellite, wireless and wireline communications, CATV, fiber optics and digital Multi-Chip Modules ("MCMs"). Military markets include missile Transmit and Receive ("T/R") modules, radar T/R modules and advanced Electronic Counter Measures.

     In its most basic form, simple interconnect incorporates conductors, resistors, plated vias and selective high conductivity traces for high-volume, low-cost, DC, RF and microwave products, including applications such as standard microwave amplifiers and oscillators, CATV circuitry, A/D converters and high-power regulation. Advanced interconnect incorporates all passive elements in solid-state form. Microstrip conductors, resistors, inductors, capacitors, air-bridges and filled thermal vias are integrated on a single substrate. Applications include high-performance, low-noise and power amplifiers for use in commercial wireless products and avionics. To address digital circuit requirements, high-density digital interconnect substrates offer single or double-sided, controlled impedance signal routing. These substrates also offer integrated resistors and solid thermal vias, if required, for improved performance. Applications include Application Specific Integrated Circuits ("ASIC"), control circuits, high-density memory modules and digital switching networks. By incorporating features of advanced interconnect and high-density digital interconnect in a single design, the Company has created PIMIC -Mixed Signal Interconnect to address the expanding use of mixed technologies. This unique PIMIC process allows integration of analog and digital functionality for use in leading-edge miniaturized military, satellite and commercial electronics.

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

Satellite

     The Company has been designing and manufacturing hybrid and MCM microelectronic circuits for space applications for over 15 years. The Company's reputation and expertise in these areas results from significant experience gained on Department of Defense ("DOD") and NASA programs such as MILSTAR, Space Shuttle, LANDSAT and most recently, the Cassini probe to Saturn, as well as on various classified programs. The Company's hybrids have been successfully deployed on commercial programs such as DirecTV and IRIDIUM .

Multichip Modules

     MCMs are a further advancement of hybrid microcircuit technology in which large digital devices such as microprocessors, SRAM and EEPROM memories are combined with multilayer ceramic packages to form complex digital systems or subsystems. MCMs perform functions similar to hybrids, except the emphasis is on miniaturizing and synthesizing digital functions such as microprocessor systems and mass memories. The Company has been qualified on multiple MCM designs on both the F-16 and F-22 Advanced Tactical Fighter, V-22, LAMPS, AWACS and AEGIS Missile and is participating in pre-production and production contracts. Application specific MCMs have significant market potential in avionics, workstations, telecommunications and satellites.

     The Company has expanded its standard memory module product line with the addition of approximately 50 new memory modules in the past four years. These products, which consist of SRAM and Flash memory modules, take advantage of the Company's MCM expertise. They are designed to be used for a wide range of computer and general purpose circuit board applications.

Data-bus

     The Data-bus product line has a particularly broad range of applications. These microcircuits, which have been adopted by the United States Army, Navy and Air Force as a standard interface, act as a digital data communication link between various computer-based equipment. A new commercial Data-bus interface was developed by Boeing for use on its 777 Aircraft. The Company has production contracts for the interface and coupler modules which provide the data communications protocol and interface for all of the electronic systems in each 777 Aircraft.

     The Company's microcircuits are used on numerous avionic systems including the F-14, F-15, F-16 and F-18 aircraft and the Tomahawk-cruise and AMRAAM missiles. They are also qualified for possible use on upgrades to older platforms. The Data-bus microcircuits are used in a wide variety of aerospace and seaboard navigations, and communication systems.

Application Specific Modules

     The Company manufactures hybrids for a customer's particular need that cannot be fulfilled with a standard commercial product. This capability has historically been utilized to service defense markets domestically and internationally. The electronic content of the worldwide defense market is growing as governments determine it is more economical to upgrade existing aircraft and missiles than to build new aircraft and missiles. This customer base is faced with continuous retrofits to upgrade the ability of aging equipment. The Company benefits from upgrade programs by supplying hybrids and MCMs for the C-130, F-16, F-18 and AWACS aircraft programs, as well as newer programs such as JAVELIN and AMRAAM missiles.

Test, Measurement and Other Electronics

Instrumentation

Frequency Synthesizers  - (Comstron)

     In November 1989, the Company acquired Comstron Corporation which is now an operating division of Aeroflex Laboratories Incorporated, a wholly-owned subsidiary of Aeroflex. Comstron is a leader in radio frequency and microwave technology used in the manufacture of fast switching frequency synthesizers, signal generators and components. The Company's synthesizers operate in a broad frequency range of 10MHz to 40GHz with excellent spectral purity. Their small size and modular construction allow for easy systems configuration and facilitation of repair. The Company, together with Hewlett Packard, helped develop the Modular Measurement System standard which has been selected as the architecture underlying the RF and microwave sections of a number of automated test equipment ("ATE") systems, including CASS, the United States Navy's next generation ATE. The CASS program is a high priority United States Navy initiative designed to end the proliferation of unique ATE and related Test Program Sets for United States Navy electronics. Historically, each individual weapon system had its own testing system which required unique operator skills, maintenance and scope of capabilities. The Company supplies the fast switching frequency synthesizers, spread spectrum modulators and arbitrary waveform generators for CASS. The Company's synthesizers also significantly improve the performance and reliability of existing radars. Additionally, the synthesizers improve the performance of threat simulators, as well as radar cross section and antenna measurement systems. In Fiscal 1998, the Company introduced its first low-cost, fast switching, high-performance frequency synthesizer for commercial ATE.

High-Speed Automatic Test Systems - (Lintek)

     In January 1995, the Company acquired Lintek Inc. as a wholly-owned subsidiary of Aeroflex. Aeroflex Lintek Corp., the successor to Lintek, Inc., is a leading provider of high-speed instrumentation radar systems and antenna measurement systems. Instrumentation radar systems are used to measure the radar cross sections of aircraft and other objects using both scale models and actual examples. These measurements are made in many diverse environments from factory floor, to laboratory, to flight lines or aircraft carriers. In addition to the radar system hardware, the Company has developed various analytical processing and display algorithms to assist in the interpretation of the radar data. Through expertise gained in high-speed data acquisition and display techniques used in instrumentation radar products, the Company produces antenna measurement systems used in the design, manufacturing and testing of all types of antennas. In April 1998, Lintek was awarded a contract for next generation communication satellite test equipment from Hughes Space and Communications. This testing system combines Comstron's patented synthesizers with Lintek's proprietary response measurement technology to more efficiently test satellite payloads both on the ground and in space.

Motion Control Systems - (Aeroflex Laboratories)

Stabilization and Tracking Devices

     The Company is engaged in the design, development and production of stabilization tracking devices and systems, including pedestals. Pedestals, through the continuous balancing action of gyroscopes and servo-mechanical stabilizers operating in all three dimensions, enable equipment mounted on a vehicle to remain almost perfectly balanced and motionless. The mounted equipment can then automatically track or focus on a target as accurately as if it were on solid ground despite the motion of the vehicle. The Company's stabilization and tracking devices are used in reconnaissance and weapon firing control systems and play an important role in high altitude aircraft as well as in other aircraft, ships and ground vehicles which require precise, highly stable mounting for cameras, antennae and lasers. In addition to military and aerospace markets, the Company has delivered commercial units used to stabilize airborne spectroscopy equipment for terrestrial mapping.

Magnetic Motors

     The Company produces a variety of brushless DC motors. Brushless DC motors differ from conventional DC motors and are well-suited for use under vacuum conditions, such as outer space where lubricants needed to slow brushwear dissipate rapidly. They are also well-suited for environments containing volatile or explosive materials and gases and applications where clean operation is critical. These motors are utilized in the Company's stabilization and tracking systems and infra-red scanner modules, as well as other applications where precise movement is required, such as for positioning antennae, optical systems, mechanical vanes and valves.

Scanning Devices

     Using its expertise gained in over 30 years of manufacturing infra-red night vision scanners, the Company has developed and started production of the next generation polygon rotary scanner for the United States Army's thermal weapons sight, under contract to Hughes Electro-Optical Data Systems Group. This sight is a low cost, lightweight thermal imaging device that detects targets based on thermal radiation contrasts with the background and is intended for use on standard issue United States Army assault rifles and crew served weapons. Additionally, the Company provides the Common Module Scanner used on the M-1 Tank, Bradley fighting vehicle and Comanche helicopter.

Isolator Products - (Aeroflex International, Vibration Mountings & Controls
                     and Korfund Dynamics)

     The Company is engaged in the design, development, manufacture and sale of shock and vibration isolation systems. These devices consist of helically-wound steel wire rope contained between rugged metal retainer bars, which are used in defense applications, and off-the-shelf rubber and spring shock, vibration and noise control devices, which are used in commercial and industrial applications. Purchasers of isolators are manufacturers or users of equipment sensitive to shock and vibration who need to reduce shock/vibration to levels compatible with equipment fragility to extend the useful life of this equipment. Markets for isolation systems include defense, aerospace, geophysical exploration, aircraft, communications, transportation and utilities.

Customers

     The Company has hundreds of customers in the communications, satellite, aerospace/defense, transportation and construction industries. Except for Lucent Technologies, (15.5%), in fiscal 1998, and Lockheed Martin (13.3%) and Hughes (11.7%), in fiscal 1997, no one customer accounted for more than 10% of the Company's net sales. The Company is currently a party to three key strategic agreements:

     In July 1997, MIC entered into a strategic agreement under which MIC will supply Lucent Technologies with film integrated circuits which are used in communications applications. The agreement expires December 31, 2000 and is subject to annual renewal options. In addition, MIC purchased automatic manufacturing and test equipment, inventory and licenses for advanced technologies from two of Lucent's microelectronic component operations which significantly increases the Company's manufacturing capacity to produce film integrated circuits and MCMs.

     In February 1997, the Company entered into an outsourcing agreement with the RF Semiconductor Division of Motorola under which the Company will supply virtually all of Motorola's thin film interconnects for its RF semiconductor product lines, supporting component applications in CATV, cellular/PCS and land mobile communications. This agreement expires in February 1999 and is subject to annual renewal options.

     In July 1996, the Company entered into a multi-year Volume Purchase Agreement with Hughes Electronics to supply microelectronic modules for use on both commercial and military satellites, and missile systems.

Competition

     In all phases of its operations, the Company competes in both performance and price with companies, some of which are considerably larger, more diversified and have greater financial resources and sales than the Company. In the manufacture of microelectronics, the Company believes its primary competitors are NTK, Texas Instruments and ILC/Data Devices Corp. In the manufacture of instrument products, the Company believes its primary competitors are Hewlett Packard and Scientific Atlanta. In the manufacture of motion control products, the Company believes its primary competitors are MPC Products Corp. and Schaeffer Magnetics Inc. In the manufacture of isolators, the Company believes its primary competitors are Barry Controls, Inc., Lord Kinematics and Mason Industries. The Company also experiences significant competition from the in-house capabilities of its current and potential customers. The Company believes that in all of its operations it competes favorably in the principal competitive areas of technology, performance, reliability, quality, customer service and price. The Company believes that to remain competitive in the future, it will need to invest significant financial resources in research and development.

     To the extent that the Company is engaged in government contracts, its success or failure, to a large measure, is based upon its ability to compete successfully for contracts and to complete them at a profit. Such government business is necessarily affected by many factors such as variations in the military requirements of the government and defense budget allocations.

Government Sales

     Approximately 42% and 50% of the Company's sales for fiscal 1998 and 1997, respectively, were to agencies of the United States Government or to prime defense contractors or subcontractors of the United States Government. The Company's overall dependence on the military has been declining due to the acquisition of MIC, which is more commercially oriented, and a focusing of resources towards developing standard products for the commercial markets. The Company's defense contracts have been awarded either on a bid basis or after negotiation. The contracts are primarily fixed price contracts, though the Company also has defense contracts providing for cost plus fixed fee. The Company's defense contracts contain customary provisions for termination at the convenience of the government without cause. In the event of such termination, the Company is entitled to reimbursement for its costs and to receive a reasonable profit, if any, on the work done prior to termination. Revenues and costs on government contracts are recognized based upon shipments or billings.

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

Marketing and Distribution

     The Company uses a team-based sales approach to facilitate close management by Company personnel of relationships at multiple levels of the customer's organization, including management, engineering and purchasing personnel. The Company's integrated sales approach involves a team consisting of a senior executive, a business development specialist and members of the Company's engineering department. In particular, the use of experienced engineering personnel as part of the sales effort enables close technical collaboration with the customer during the design and qualification phase of new communications equipment which, the Company believes, is critical to the integration of its product into its customer's equipment. The Company's executive officers are also involved in all aspects of the Company's relationships with its major customers and work closely with their senior management. In addition, the Company utilizes manufacturers' representatives and independent sales representatives as needed.

Product Research and Development

     The Company's research and development efforts primarily involve engineering and design relating to the development of new products, the improvement of existing products and/or the adaptation of such products to new applications. The Company's efforts also include developing prototype components to bid on specific programs. Several of the Company's officers and almost all of its engineers have been involved at varioustimes and to varying degrees in these activities. Certain product development and similar costs are recoverable under contractual arrangements and those that are not recoverable are expensed in the year incurred. The costs of Company sponsored research activities were approximately $5.2 million, $3.3 million and $1.3 million for fiscal 1998, 1997 and 1996, respectively. The increase from fiscal 1997 to fiscal 1998 was primarily due to the costs for development of a new low-cost, high-speed, high performance frequency synthesizer intended for commercial communication test systems. The increase from fiscal 1996 to fiscal 1997 was primarily due to MIC which was acquired in March 1996. Further, in connection with the Company's purchase of MIC, the Company allocated $23.2 million of the purchase price to in-process research and development. Since the research and development projects had not reached technological feasibility, the $23.2 million was charged to expense in fiscal 1996 in accordance with generally accepted accounting principles.

Backlog

     The Company includes in backlog firm purchase orders or contracts providing for delivery of products and services. At June 30, 1998, the Company's order backlog was approximately $80.1 million, approximately 85% of which was scheduled to be delivered on or before June 30, 1999. Approximately 58% and 42% of this backlog represents commercial and defense contracts, respectively. Generally, government contracts are cancellable with payment to the Company of amounts expended under the contract together with a reasonable profit, if any, while commercial contracts are not cancellable.

     At June 30, 1997, the Company's backlog of orders was approximately $53.3 million. Approximately 90% was scheduled to be delivered before June 30, 1998. Approximately 65% of this backlog represented orders for military or national defense purposes.

Manufacturing

     The Company assembles, tests, packages and ships products at its manufacturing facilities located in Farmingdale, Pearl River and Plainview, New York; Richardson, Texas; Bloomingdale, New Jersey; Powell, Ohio; and Boca Raton, Florida. The Company has been manufacturing products for defense programs for many years in compliance with stringent military specifications. The Company's microelectronic module manufacturing is certified to the status of Class "K" (space qualified) of which the Company believes only seven other vendors are currently certified. The Company believes it has been able to bring to the commercial market the manufacturing quality and discipline it has demonstrated in the defense market. For example, the Company's Plainview and Farmingdale manufacturing plants are ISO-9001 certified, as well as certified to the more stringent Boeing D1-9000 standard.

     Historically, the volume of the Company's production requirements in the defense market was not sufficient to justify the widespread implementation of highly automated manufacturing processes. Over the last several years, the Company has expanded the use of high volume manufacturing techniques for product assembly and testing. Recently, the Company purchased film integrated circuit automatic manufacturing and test equipment from Lucent Technologies, which the Company believes was the largest volume manufacturer of thin film integrated circuits, and the Company is currently expanding its Pearl River facility to accommodate this equipment. After its completion, the Company believes the Pearl River facility will have the capacity required to handle additional future outsourcing by captive suppliers of thin film communications products and the growing demand for communication interconnect products.

Principal Materials

     The principal materials used by the Company in manufacturing and assembling its products are ceramic, magnetic materials, gold, steel, aluminum, rubber, iron and copper. Many of the component parts used by the Company in its products are also purchased, including semiconductors, transformers, amplifiers and bearings. Although the Company has several sole source arrangements, all the materials and components used by the Company, including those purchased from a sole source, are readily available and are or can be purchased from time to time in the open market. The Company has no long-term commitments for their purchase. No supplier provides more than 10% of the Company's raw materials.

Patents and Trademarks

     The Company owns several patents, patent licenses and trademarks. In order to protect its intellectual property rights, the Company relies on a combination of trade secret, copyright, patent and trademark laws and employee and third-party nondisclosure agreements, as well as limiting access to and distribution of proprietary information. While the Company considers that in the aggregate its patents and trademarks are important in its operations, it does not consider that one or any group of them is of such importance that termination could materially affect its business.

Employees

     As of June 30, 1998 the Company had 842 employees, of whom 422 were engaged in a manufacturing capacity, and 420 were engaged in engineering, sales, administrative or clerical positions. 238 employees of the Company are covered by two collective bargaining agreements. The Company considers its employee relations to be satisfactory.

Seasonality

     Although the Company's business is not affected by seasonality, historically its revenues and earnings increase sequentially from quarter to quarter within a fiscal year, but the first quarter is less than the previous year's fourth quarter.

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

     Because of its participation in the defense industry, the Company is subject to audit from time to time for its compliance with government regulations by various agencies, including the Defense Contract Audit Agency, the Defense Investigative Service and the Defense Logistics Agency. These and other governmental agencies may also, from time to time, conduct inquiries or investigations that may cover a broad range of Company activity. Responding to any such audits, inquiries or investigations may involve significant expense and divert management attention. Also, an adverse finding in any such audit, inquiry or investigation could involve penalties that may have a material adverse effect on the Company's business, results of operations or financial condition.

     The Company believes that it is generally in compliance with all applicable environmental, health and worker safety laws and governmental regulations. Nevertheless, there can be no assurance that additional costs for compliance will not be incurred in the future or that such costs will not be material.

Financial Information About Industry Segments

     The sales and operating profits of each industry segment and the identifiable assets attributable to each industry segment for each of the three years in the period ended June 30, 1998 are set forth in Note 14 of Notes to Consolidated Financial Statements.

ITEM TWO - PROPERTIES

     The executive offices of the Company and the manufacturing facilities of Aeroflex Laboratories Incorporated, a subsidiary of the Company, occupying an aggregate of approximately 69,000 square feet, are located in premises which the Company owns in Plainview, Long Island, New York.

     Aeroflex Laboratories Incorporated also leases manufacturing facilities in Farmingdale, Long Island, New York and Boca Raton, Florida of approximately 20,000 and 11,000 square feet, respectively. The annual rental of these properties is approximately $116,000 and $81,000 respectively.

     The Company's subsidiary, MIC Technology Corporation ("MIC"), acquired its manufacturing facility in Pearl River, New York of approximately 63,000 square feet in July 1998. MIC also leases a manufacturing facility of approximately 29,000 square feet in Richardson, Texas with an annual rent of approximately $167,000.

     The Company's subsidiary, Vibration Mountings and Controls, Inc., conducts manufacturing operations at a plant located in Bloomingdale, New Jersey. The plant, which the Company owns, consists of approximately 72,000 square feet.

     The Company's subsidiary, Aeroflex Lintek Corp., occupies approximately 8,500 square feet of space in Powell, Ohio, with an annual rental of approximately $54,000.

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

     According to the allegations of the Amended Verified Complaint, the plaintiffs, who are current or former employees of a company to whom Filtron sold RFI filters/capacitors, and their dependents, are seeking to recover, respectively, directly and derivatively, on diverse theories of negligence, strict liability and breach of warranty, for injuries allegedly suffered from exposure to a liquid substance or material which Filtron incorporated for a period of time in the RFI filters/capacitors which it manufactured. The plaintiffs are seeking damages which cumulatively may exceed $500 million.

     This action is still in the early stages of discovery. Based upon available information and considering its various defenses, together with its product liability insurance, in the opinion of management of the Company, the outcome of the action against its subsidiary will not have a materially adverse effect on the Company's consolidated financial statements.

     The Company is involved in various other routine legal matters. Management believes the outcome of these matters will not have a material adverse effect on the Company.


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

                                                 Common Stock

                                             High             Low
                                             ----             ---

1996
     First Quarter........................  $5.13             $3.50
     Second Quarter.......................   6.63              4.38
     Third Quarter .......................   6.13              4.63
     Fourth Quarter.......................   4.75              4.13

1997
     First Quarter........................   4.88              3.50
     Second Quarter.......................   5.13              3.25
     Third Quarter........................  11.25              4.44
     Fourth Quarter.......................  12.06              7.13

1998
     First Quarter......................... 14.63              7.88
     Second Quarter........................ 14.31              8.50
     Third Quarter(through September 8).... 11.56              6.69


     (b) As of September 8, 1998, there were approximately 1,150 record holders of the Company's Common Stock.

     (c) The Company has never declared or paid any cash dividends on its Common Stock. There have been no stock dividends declared or paid by the Company on its Common Stock during the past three years. The Company currently intends to retain any future earnings for use in the operation and development of its business and for acquisitions and, therefore, does not intend to declare or pay any cash dividends on its Common Stock in the foreseeable future. In addition, the Company's Revolving Credit Agreement, as amended, prohibits it from paying cash dividends.

ITEM SIX - SELECTED FINANCIAL DATA

(In thousands except percentages and per share data)

                                                        Year ended June 30,
                                    --------------------------------------------------------
                                    1998         1997         1996         1995         1994
                                    --------------------------------------------------------
Earnings Statement Data
-----------------------
  Net Sales...................... $118,861     $ 94,299     $ 74,367     $ 71,113     $ 65,602
  Income (Loss) from
    Continuing Operations........    8,406        4,420      (17,420)(1)(2) 6,587(4)(5)  5,850(6)
  Income from
    Discontinued Operations......     -            -            -             462          187
  Net Income (Loss)..............    8,406        4,420      (17,420)       7,049        6,037(6)
  Income (Loss) from Continuing
    Operations Per Common Share
    and Common Share Equivalent
      Basic...................... $  .57       $  .36       $(1.46)(1)(2)$  .56(4)(5) $  .59(6)
      Diluted....................    .51          .34              (3)      .52(4)(5)    .50(6)
  Net Income (Loss) Per Common
    Share and Common Share
    Equivalent
      Basic......................    .57          .36        (1.46)         .60          .61
      Diluted....................    .51          .34              (3)      .56          .52
  Weighted Average Number of
    Common Shares and Common
    Share Equivalents Outstanding
      Basic......................   14,802       12,446       11,971       11,733        9,962
      Diluted....................   16,527       14,620            (3)     14,052       12,235

                                                            June 30,
                                    --------------------------------------------------------
                                    1998         1997         1996         1995         1994
                                    --------------------------------------------------------
Balance Sheet Data
------------------
  Working Capital................ $ 53,965     $ 25,872     $ 25,300     $ 31,721     $ 28,572
  Total Assets...................  124,101       81,047       81,169       71,936       71,016
  Long-term Debt
    (including current portion)..   11,481       28,916       34,577       13,787       18,408
  Stockholders' Equity...........   87,036       35,040       30,472       46,344       39,571
Other Statistics
----------------
  After Tax Profit Margin (Loss)
    (from continuing operations)..   7.1%         4.7%       (23.4)%(1)(2)   9.3%(4)(5)   8.9%(6)
  Return on Average Stockholders'
    Equity (from continuing
    operations)..................   13.8%        13.5%       (45.4)%(1)(2)  15.3%(4)(5)  17.5%(6)
  Stockholders' Equity
    Per Share (7)                 $   5.01     $   2.81     $   2.49     $   3.95     $   3.37

(1) Includes $23.2 million ($1.94 per share) for the write-off of in-process research and development acquired in connection with the purchase of MIC Technology Corporation in March 1996.
(2) Includes a $437,000, net of tax, gain ($.04 per share) on the sale of securities.
(3) As a result of the loss, all options, warrants and convertible debentures are anti-dilutive.
(4) Includes $2.0 million ($.14 per diluted share and $.17 basic) of insurance proceeds received on the death of the former chairman.
(5) Includes a $1.5 million, net of tax, restructuring charge ($.11 per diluted share and $.13 basic) for the consolidation of the Company's Puerto Rican operations into its domestic facilities.
(6) Includes an income tax benefit of $1.7 million, ($.14 per diluted share and $.17 basic), relating to the recognition of a portion of the Company's unrealized net operating loss carryforward in accordance with Statement of Financial Accounting Standards No. 109.
(7) Calculated by dividing stockholders' equity, at the end of the year, by the number of shares outstanding at the end of the year.

                                      -13-

ITEM SEVEN - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

    Aeroflex Incorporated, founded in 1937, utilizes its advanced design, engineering and manufacturing capabilities to produce state-of-the-art microelectronic, interconnect and testing solutions used in communication applications for commercial and defense markets. Its products are used in satellite, wireless and wireline communications, cable television ("CATV") and defense communications markets. It also designs and manufactures motion control systems and shock and vibration isolation systems used for commercial, industrial and defense applications. The Company's operations are grouped into three segments: Microelectronics; Test, Measurement and Other Electronics; and Isolator Products. The Company's consolidated financial statements include the accounts of Aeroflex Incorporated and its wholly-owned subsidiaries.

   The Microelectronics segment has been engaged in the design, manufacture and sale of state-of-the-art microelectronics for the electronics industry since
1974. In January 1994, the Company acquired substantially all of the net operating assets of the microelectronics division of Marconi Circuit Technology Corporation, which manufactures a wide variety of microelectronic assemblies. In March 1996, the Company acquired MIC Technology Corporation ("MIC") which designs, develops, manufactures and markets microelectronics products in the form of passive thin film circuits and interconnects. Effective July 1, 1997, MIC acquired certain equipment, inventory, licenses for technology and patents of two of Lucent Technologies' telecommunications component units - multi-chip modules and film integrated circuits. These units manufacture microelectronic modules and interconnect products. The Company has also signed a multi-year supply agreement to provide Lucent with film integrated circuits for use in the telecommunications industry.

   The Test, Measurement and Other Electronics segment consists of two divisions: Instruments and Motion Control Products. The Instruments division consists of: (i) Comstron , a leader in radio frequency and microwave technology used in the manufacture of fast switching frequency signal generators and components, which was acquired in November 1989 and is currently an operating division of Aeroflex Laboratories Incorporated, a wholly-owned subsidiary of Aeroflex; and (ii) Lintek, a leader in high speed instrumentation antenna measurement systems and radar systems. The Motion Control Products division has been engaged in the development and manufacture of electro-optical scanning devices used in infra-red night vision systems since 1975. Additionally, it has been engaged in the design, development and production of stabilization tracking devices and systems and magnetic motors since 1961.

   The Isolator Products segment has been engaged in the design, development, manufacture and sale of severe service shock and vibration isolation systems since 1961. These devices include a product line of helically wound steel wire rope contained between rugged metal retainer bars which are used to store and dissipate potentially destructive vibration and shock and are primarily used in defense applications. In October 1983, the Company acquired Vibration Mountings & Controls, Inc. (VMC), which manufactures a line of off-the-shelf rubber and spring shock, vibration and structure borne noise control devices used in commercial applications. In December 1986, the Company acquired the operating assets of Korfund Dynamics Corporation (KDC), a manufacturer of an industrial line of heavy duty spring and rubber shock mounts.

   Revenue is recognized based upon shipments or billings. The Company records costs on its long-term contracts using percentage-of-completion accounting under which costs are recognized on revenues in the same relation that total estimated manufacturing costs bear to total contract value. Estimated costs at completion are based upon engineering and production estimates. Provisions for estimated losses or revisions in estimated profits on contracts-in-process are recorded in the period in which such losses or revisions are first determined.

   Approximately 42%, 50% and 65% of the Company's sales for fiscal 1998, 1997 and 1996, respectively, were to agencies of the United States Government or to prime defense contractors or subcontractors of the United States Government. The Company's overall dependence on the military has been declining due to the acquisition of MIC, which is more commercially oriented, and a focusing of resources towards developing standard products for the commercial markets. The Company's government contracts have been awarded either on a bid basis or after negotiation. The contracts are primarily fixed price contracts, though the Company also has government contracts providing for cost plus fixed fee. The Company's defense contracts contain customary provisions for termination at the convenience of the government without cause. In the event of such termination, the Company is entitled to reimbursement for its costs and to receive a reasonable profit, if any, on the work done prior to termination.

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

   The Company's product development efforts primarily involve engineering and design relating to the development of new products, the improvement of existing products or the adaption of such products to new applications. The Company's efforts also include developing prototype components to bid on specific programs. Some of the Company's development efforts are reimbursed under contractual arrangements. Product development and similar costs not recoverable under contractual arrangements are expensed in the period incurred.

   In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure About Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. The Company has not determined the impact that the adoption of this new accounting standard will have on its consolidated financial statement disclosures. The Company will adopt this standard effective July 1, 1998, as required.

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 1999. This statement requires companies to record derivatives on the balance sheet as assets or liabilities at their fair value. In certain circumstances changes in the value of such derivatives may be required to be recorded as gains or losses. Management believes that the impact of this statement will not have a material effect on the Company's consolidated financial statements.

Market Risk

   The Company is exposed to market risk related to changes in interest rates and, to an immaterial extent, to foreign currency exchange rates. Most of the Company's debt is at fixed rates of interest or at a variable rate with an interest rate swap agreement to effectively make it a fixed rate of interest. That debt which is subject to a floating rate of interest (30-day LIBOR) and is not hedged by an interest rate swap amounts to approximately $5.6 million at June 30, 1998. If market interest rates increase by 10 percent from levels at June 30, 1998, the effect on the Company's results of operations would not be material.

Year 2000 Compliance

   Management has initiated a company-wide program and has developed a formal plan of implementation to prepare the Company for the Year 2000. This includes taking actions designed to ensure that the Company's information technology ("IT") systems, products and infrastructure are Year 2000 compliant and that its customers, suppliers and service providers have taken similar action. The Company is in the process of evaluating its internal issues - all of its IT systems, products, equipment and other facilities systems - and modifying items that are not compliant. With respect to its external issues customers, suppliers and service providers - the Company is surveying them primarily through written correspondence.

   The Company expects to incur internal staff costs, as well as consulting and other expenses, and believes the total costs to be incurred for all internal Year 2000 compliance related projects will not have a material impact on the Company's business, results of operations or financial condition. Management expects to complete its investigation, remediation and contingency planning activities for all mission critical systems and areas by December 31, 1998, although there can be no assurance that it will. At this time, Management believes that the Company does not have any internal mission critical Year 2000 issues that it cannot remedy. With respect to mission critical third parties, in some instances the Company has protection under contracts and the Company intends to create contingency plans to mitigate its exposure in the event such third parties are not Year 2000 compliant. Despite its efforts to survey its customers, suppliers and service providers, Management cannot be certain as to the actual Year 2000 readiness of these third parties or the impact that any non-compliance on their part may have on the Company's business, results of operations or financial condition.

Statement of Operations

   The following table sets forth certain items from the Company's statement of operations as a percentage of net sales and in dollars by segment for the periods indicated:

                                        Year Ended June 30,
                                    ----------------------------
                                    1998       1997       1996
                                    ----       ----       ----
Net Sales                          100.0%     100.0%     100.0%

Cost of Sales                       65.0       66.9       68.7
                                   ------     ------     ------
Gross Profit                        35.0       33.1       31.3
                                   ------     ------     ------
Operating Expenses:
  Selling, General and
    Administrative costs            18.1       19.3       19.0
  Research and Development costs     4.4        3.5        1.6
  Special Charge (1)                  -          -        31.2
                                   ------     ------     ------
      Total Operating Expenses      22.5       22.8       51.8
                                   ------     ------     ------
Operating Income (Loss)             12.5       10.3      (20.5)

Other Expense, net                   1.4        3.0        1.2
                                   ------     ------     ------
Income (Loss) Before Income Taxes   11.1        7.3      (21.7)
Provision For Income Taxes           4.0        2.6        1.7
                                   ------     ------     ------
Net Income (Loss)                    7.1%       4.7%     (23.4)%
                                   ======     ======     ======

Business Segment Data (in thousands):

                                        Year Ended June 30,
                                    ----------------------------
                                    1998       1997       1996
                                    ----       ----       ----
Net Sales:
  Microelectronics                $ 74,263    $ 48,462   $28,414
  Test, Measurement
    and Other Electronics           25,685      28,144    30,109
  Isolator Products                 18,913      17,693    15,844
                                  --------    --------   -------
    Net Sales                     $118,861    $ 94,299   $74,367
                                  ========    ========   =======
Operating Profit (Loss):
  Microelectronics                $ 14,147    $  6,644   $ 3,282
  Test, Measurement
    and Other Electronics              996       2,762     4,830
  Isolator Products                  3,063       2,844     2,150
  General Corporate
    Expenses                        (3,348)     (2,514)   (2,344)
                                  --------    --------   -------
                                    14,858       9,736     7,918
  Special Charge (1)                   -           -     (23,200)
                                  --------    --------   -------
    Operating Profit (Loss)       $ 14,858    $  9,736  $(15,282)
                                  ========    ========   =======

(1) Write-off of in-process research and development acquired in connection with the purchase of MIC.

Fiscal Year Ended June 30, 1998 Compared to Fiscal Year Ended June 30, 1997

     Net Sales. Net sales increased 26.0% to $118.9 million in fiscal 1998 from $94.3 million in fiscal 1997. Net sales in the Microelectronics segment increased 53.2% to $74.3 million for fiscal 1998 from $48.5 million for fiscal 1997 due to increased sales volume in both thin film interconnects and microelectronic modules. Sales of thin film interconnects increased primarily due to the commencement of a strategic supply contract with Lucent Technologies effective July 1, 1997. Net sales in the Test, Measurement and Other Electronics segment decreased 8.7% to $25.7 million in fiscal 1998 from $28.1 million for fiscal 1997 primarily as a result of reduced sales volume of frequency synthesizers partially offset by increased sales of high speed instrumentation test systems. Net sales in the Isolator Products segment increased 6.9% to $18.9 million for fiscal 1998 from $17.7 million for fiscal 1997 primarily due to higher sales volume of industrial and commercial isolators.

     Gross Profit. Cost of sales includes materials, direct labor and overhead expenses such as engineering labor, fringe benefits, allocable occupancy costs, depreciation and manufacturing supplies. Gross profit increased 33.3% to $41.6 million in fiscal 1998 from $31.2 million in fiscal 1997. Gross margin increased to 35.0% in fiscal 1998 from 33.1% in fiscal 1997. This increase was primarily as a result of increased margins in the Microelectronics segment reflecting the greater efficiency of higher volume.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of office and management salaries, fringe benefits, commissions and advertising costs. Selling, general and administrative expenses increased 18.5% to $21.5 million (18.1% of net sales) in fiscal 1998 from $18.2 million (19.3% of net sales) in fiscal 1997. The increase was primarily due to labor related expenses including salaries for additional hires, recruitment and relocation costs in connection with the Company's growth.

     Research and Development Costs. Research and development costs consists of material, engineering labor and allocated overhead. Company sponsored research and development costs increased 57.7% to $5.2 million (4.4% of net sales) for the year ended June 30, 1998 from $3.3 million (3.5% of net sales) for the year ended June 30, 1997. This increase was primarily attributable to the costs for development of a new low-cost, high speed, high performance frequency synthesizer intended for commercial communication test systems.

     Other Expense (Income). Other expense was $1.7 million in fiscal 1998 compared to $2.9 million in fiscal 1997. Net interest expense decreased 43.9% to $1.6 million in fiscal 1998 from $2.9 million in fiscal 1997. The decrease in net interest expense was primarily due to reduced levels of borrowings and increased levels of cash equivalents due to the conversion of $10.0 million of debentures and net proceeds of $31.3 million from stock issued in a public offering. Other expense included $102,000 of debenture redemption costs in fiscal 1998.

     Provision for Income Taxes. Income taxes recorded by the Company increased 95.1% to $4.8 million (an effective income tax rate of 36.1%) in fiscal 1998 from $2.4 million (an effective income tax rate of 35.5%) in fiscal 1997. The income tax provisions for the years ended June 30, 1998 and 1997 were different from the amounts computed by applying the U.S. Federal income tax rate to income before income taxes primarily due to state and local income taxes, and for the year ended June 30, 1998, due to research and development credits.

Fiscal Year Ended June 30, 1997 Compared to Fiscal Year Ended June 30, 1996

     Net Sales. Net sales increased 26.8% to $94.3 million for fiscal 1997 from $74.4 million in fiscal 1996. Net sales in the Microelectronics segment increased 70.6% to $48.5 million for fiscal 1997 from $28.4 million for fiscal 1996 due to the acquisition of MIC in March 1996 and increased sales in the existing product lines. MIC sales for fiscal 1997 and from acquisition until June 30, 1996 were approximately $21.9 million and $6.2 million, respectively. Net sales in the Test, Measurement and Other Electronics segment decreased 6.5% to $28.1 million for fiscal 1997 from $30.1 million for fiscal 1996 primarily as a result of reduced frequency synthesizer sales partially offset by increased sales of stabilization and tracking devices. The reduction in frequency synthesizer sales was due to the early completion of the current CASS contract and the transition from custom to commercial markets. Net sales in the Isolator Products segment increased 11.7% to $17.7 million for fiscal 1997 from $15.8 million for fiscal 1996. The increase reflects higher sales volume of industrial and commercial isolators partially offset by decreased sales volume of military isolators.

     Gross Profit. Gross profit increased 33.9% to $31.2 million in fiscal 1997 from $23.3 million in fiscal 1996. Gross margin increased to 33.1% in fiscal 1997 from 31.3% in fiscal 1996. This increase was primarily as a result of increased margins in the Microelectronics and Isolator Products segments reflecting the greater efficiencies of higher volumes and because MIC generally has higher margins than the balance of the Company.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 28.7% to $18.2 million (19.3% of net sales) in fiscal 1997 from $14.1 million (19.0% of net sales) in fiscal 1996. This increase was primarily as a result of the addition of MIC, which has a higher selling, general and administrative cost structure than the balance of the Company.

     Research and Development Costs. Company sponsored research and development costs increased 160.2% to $3.3 million (3.5% of net sales) for the year ended June 30, 1997 from $1.3 million (1.6% of net sales) for the year ended June 30, 1996. This increase was primarily attributable to MIC which was acquired in March 1996.

     Special Charge. In connection with the Company's purchase of MIC, the Company allocated $23.2 million of the purchase price to in-process research and development. Since the research and development projects had not reached technological feasibility, the $23.2 million was charged to expense in fiscal 1996 in accordance with generally accepted accounting principles.

     Other Expense (Income). Other expense increased 233.4% to $2.9 million in fiscal 1997 from $864,000 in fiscal 1996. Net interest expense increased 100.3% to $2.9 million in fiscal 1997 from $1.4 million in fiscal 1996. The increase in net interest expense was primarily due to the increased level of borrowings and lower interest income on reduced cash amounts due to the purchase of MIC. Other income decreased in fiscal 1997 due to a securities related gain in fiscal 1996.

     Provision for Income Taxes. Income taxes recorded by the Company increased 91.1% to $2.4 million (an effective income tax rate of 35.5%) in fiscal 1997 from $1.3 million on a loss before income taxes of $16.1 million in fiscal 1996. The income tax provisions for the years ended June 30, 1997 and 1996 were different from amounts computed by applying the U.S. Federal income tax rate to income before income taxes primarily due to state and local income taxes, and, for the year ended June 30, 1996, because of the non-deductibility of the $23.2 million special charge and the tax benefits of loss carryforwards (both unrealized and realized).

Seasonality

     Although the Company's business is not affected by seasonality, historically its revenues and earnings increase sequentially from quarter to quarter within a fiscal year, but the first quarter is less than the previous year's fourth quarter.

Liquidity and Capital Resources

      As of June 30, 1998, the Company had $54.0 million in working capital. The current ratio was 3.3 to 1 at June 30, 1998. As of March 31, 1998, the Company replaced a previous agreement with a revised revolving credit agreement with two banks which is secured by substantially all of the Company's assets not otherwise encumbered. The agreement provides for a revolving credit line of $27.0 million which expires in March 2001. The interest rate on borrowings under this agreement is at various rates depending upon certain financial ratios, with the current rate substantially equivalent to the prime rate (8.5% at June 30,
1998).  The terms of the agreement  require  compliance  with certain  covenants including minimum consolidated tangible net worth and pre-tax earnings, maintenance of certain financial ratios, limitations on capital expenditures and indebtedness and prohibition of the payment of cash dividends. At June 30, 1998, the outstanding borrowings under the revolving credit line were $4.7 million. The Company has entered into an interest rate swap agreement for the $4.7 million then outstanding under the revolving credit line at 7.6% in order to reduce the interest rate risk associated with these outstanding borrowings.

     During June 1994, the Company completed a sale of $10.0 million principal amount of 7-1/2% Senior Subordinated Convertible Debentures to non-U.S. persons. On September 8, 1997, the Company called for the redemption of all of its outstanding 7-1/2% Senior Subordinated Convertible Debentures at 104-1/2% of the principal amount. The Debentures were convertible into the Company's Common Stock at a price of $5-5/8 per share through October 6, 1997. All of the principal amount was converted. In connection with the conversions, $599,000 of deferred bond issuance costs were charged to additional paid-in capital.

     Effective March 19, 1996, the Company acquired all of the outstanding stock of MIC for approximately $36.0 million of cash, 300,000 shares of common stock and warrants to purchase 400,000 shares of common stock (at exercise prices ranging from $7.05 to $7.50 per share). The purchase price was paid with available cash of $9.0 million and borrowings under the Company's bank loan agreement of $27.0 million. MIC manufactures high frequency thin film circuits and interconnects for miniaturized, high frequency, high performance electronic products for growing commercial markets such as wireless communications, cable communications, satellite based communications hardware and high technology military electronics. The acquired company's net sales were approximately $25.0 million for its fiscal year ended October 31, 1995.

     Effective July 1, 1997, the Company's subsidiary, MIC, acquired certain equipment, inventory, licenses for technology and patents of two of Lucent Technologies' telecommunications component units - multi-chip modules and film integrated circuits - for approximately $4.4 million in cash. These units manufacture microelectronic modules and interconnect products. The Company has also signed a multi-year supply agreement to provide Lucent with film integrated circuits for use in the telecommunications industry. The purchase price has been allocated to the assets acquired, based on their fair values, and certain obligations assumed relating to the various agreements.

     In fiscal 1998, the Company's operations provided cash of $13.7 million from the continued profitability of the Company, collection of receivables and an increase in current liabilities partially offset by an increase in inventories. In fiscal 1998, the Company's investing activities used cash of $15.0 million primarily for capital expenditures, including the renovation of MIC's Pearl River facility and the purchase of equipment and inventory from Lucent Technologies. In fiscal 1998, the Company's financing activities provided cash of $25.1 million primarily from the public offering of stock and equipment financing offset, in part, by debt payments.

     In March 1998, the Company sold 2.6 million shares of its Common Stock in a public offering for $31.3 million, net of an underwriting discount of $2.0 million and issuance costs of $496,000. Of these net proceeds, $9.6 million was used to repay bank indebtedness. The balance of the net proceeds, which is included in cash and cash equivalents, will be used for general corporate purposes, including working capital, capital expenditures and facilities expansion and may be used for potential acquisitions.

     Management of the Company believes that internally generated funds and available lines of credit will be sufficient for its working capital requirements, capital expenditure needs and the servicing of its debt for at least the next twelve months. At June 30, 1998, the Company's available unused line of credit was approximately $20.0 million.

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

     The Company is undergoing routine audits by various taxing authorities of its state and local income tax returns covering periods from 1994 to 1996. Management believes that the probable outcome of these various audits should not materially affect the consolidated financial statements of the Company.

     The Company's backlog of orders at June 30, 1998 and 1997 was $80.1 million and $53.3 million, respectively.

Financial Information About Industry Segments

     The sales and operating profits of each industry segment and the identifiable assets attributable to each industry segment for each of the three years in the period ended June 30, 1998 are set forth in Note 14 of Notes to Consolidated Financial Statements.

ITEM EIGHT - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data listed in the accompanying Index to Financial Statements and Schedules is attached as part of this report.

ITEM NINE - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

     The information required by Part III is incorporated by reference to the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in November 1998, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year ended June 30, 1998.

                                     PART IV

ITEM FOURTEEN - EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                 AND REPORTS ON FORM 8-K

     (a) See Index to Financial Statements at beginning of attached financial statements.

     (b)  Reports on Form 8-K:

               None

     (c)  Exhibits

     3.1  Certificate of Incorporation, as amended.

     3.2 By-Laws, as amended (Exhibit 3 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

     4.1 Third Amended and Restated Loan and Security Agreement dated as of March 15, 1996 among the Registrant, certain of its subsidiaries, Chemical Bank and NatWest Bank, N.A. (Exhibit 10 of Report on Form 8-K dated March 19, 1996).

     4.2 Second Amendment to the Third Amended and Restated Loan and Security Agreement dated as of April 30, 1998 among the Registrant, certain of its subsidiaries, The Chase Manhattan Bank (as successor to Chemical
          Bank) and Fleet Bank, N.A. (as successor to NatWest Bank, N.A.)

     10.1 1989 Non-Qualified Stock Option Plan, as amended (Exhibit 10.8 of Annual Report on Form 10-K for the year ended June 30, 1990).

     10.2 1994 Non-Qualified Stock Option Plan. (Exhibit 10.2 of Annual Report on Form 10-K for the year ended June 30, 1994).

     10.3 1994 Outside Directors Stock Option Plan. (Exhibit 10.3 of Annual Report on Form 10-K for the year ended June 30, 1994).

    10.4 Amendment No. 1 to Employment Agreement between Aeroflex Incorporated and Harvey R. Blau (Exhibit 10.1 to Report on Form 8-K dated May 17,
          1997).

    10.5 Amendment No. 1 to Employment Agreement between Aeroflex Incorporated and Michael Gorin (Exhibit 10.2 to Report on Form 8-K dated May 17,
          1997).

    10.6 Amendment No. 1 to Employment Agreement between Aeroflex Incorporated and Leonard Borow (Exhibit 10.3 to Report on Form 8-K dated May 17,
          1997).

    10.7 Deferred Compensation Agreement between Aeroflex Incorporated and Harvey R. Blau (Exhibit 10.4 to Report on Form 8-K dated May 17,
          1997).

    10.8 Employment Agreement between Aeroflex Incorporated and Carl Caruso (Exhibit 10.5 to Report on Form 8-K dated May 17, 1997).

    10.9 1996 Stock Option Plan (Exhibit A to Definitive Schedule 14A filed September 30, 1996).

    10.10 1998 Stock Option Plan (Exhibit 10 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

    10.11 Amendment No. 2 to Employment Agreement between Aeroflex Incorporated and Harvey R. Blau.

    10.12 Amendment No. 2 to Employment Agreement between Aeroflex Incorporated and Michael Gorin.

    10.13 Amendment No. 2 to Employment Agreement between Aeroflex Incorporated and Leonard Borow.

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

    23   Consent of Independent Auditors

    27   Financial Data Schedule

    99   Additional Exhibit

  The following undertakings are incorporated by reference into the Company's Registration Statements on Form S-8 and Form S-3 (Registration Nos. 33-75496, 33-88868, 33-88878, 333-42399, 333-42405, 333- 15339, 333-21803 and 333-46689).

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

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of September 1998.
                                Aeroflex Incorporated

                                By:  /s/ Harvey R. Blau
                                   ------------------------
                                   Harvey R. Blau, Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on September 25th, 1998 by the following persons in the capacities indicated:

/s/ Harvey R. Blau
-------------------------                 Chairman of the Board
Harvey R. Blau                            (Chief Executive Officer)

/s/ Michael Gorin
-------------------------                 President and Director
Michael Gorin                             (Chief Financial Officer and
                                          Principal Accounting Officer)

/s/ Leonard Borow
-------------------------                 Executive Vice President, Secretary
Leonard Borow                             and Director(Chief Operating Officer)


-------------------------                 Director
Paul Abecassis

/s/ Robert Bradley, Sr.
-------------------------                 Director
Robert Bradley, Sr.

/s/ Milton Brenner
-------------------------                 Director
Milton Brenner

/s/ Ernest E. Courchene, Jr.
-------------------------                 Director
Ernest E. Courchene, Jr.

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

                              AEROFLEX INCORPORATED

                                AND SUBSIDIARIES



                       FINANCIAL STATEMENTS AND SCHEDULES

                 COMPRISING ITEM 8 OF ANNUAL REPORT ON FORM 10-K

                      TO SECURITIES AND EXCHANGE COMMISSION

                          AS OF JUNE 30, 1998 AND 1997

                                AND FOR THE YEARS

                       ENDED JUNE 30, 1998, 1997 AND 1996

                       FINANCIAL STATEMENTS AND SCHEDULES


                                    I N D E X

                                                                  PAGE
                                                                  ----

  ITEM FOURTEEN (a)

1.  FINANCIAL STATEMENTS:

     Independent auditors' report                                S-1

     Consolidated financial statements:

      Balance sheets - June 30, 1998 and 1997                    S-2-3

     Statements of operations - each of the three years
        in the period ended June 30, 1998                        S-4

     Statements of stockholders' equity - each of the
        three years in the period ended June 30, 1998            S-5

     Statements of cash flows - each of the three years
        in the period ended June 30, 1998                        S-6

     Notes (1-15)                                                S-7-21

     Quarterly financial data (unaudited)                        S-22


2.   FINANCIAL STATEMENT SCHEDULES:

     II - Valuation and qualifying accounts                      S-23



All other schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the financial statements or notes thereto.

                          Independent Auditors' Report


The Board of Directors and Stockholders of Aeroflex Incorporated
Plainview, New York

We have audited the accompanying consolidated balance sheets of Aeroflex Incorporated and subsidiaries as of June 30, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three year period ended June 30, 1998. Our audits also included the financial statement schedule listed in the Index at item 14(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aeroflex Incorporated and subsidiaries as of June 30, 1998 and 1997 and the results of their operations and their cash flows for each of the years in the three year period ended June 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG PEAT MARWICK LLP
/s/ KPMG Peat Marwick LLP

Jericho, New York
August 13, 1998

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                    (In thousands, except per share amounts)


                                                                     June 30,
                                                            ------------------------
                                      ASSETS                     1998         1997
                                                                 ----         ----
Current assets:
  Cash and cash equivalents...............................    $ 24,408     $    600

 Accounts receivable,  less allowance for doubtful accounts
    of $317 and $417 at June 30, 1998 and 1997,
    respectively..........................................      19,853       21,843

  Inventories.............................................      29,851       20,319

  Deferred income taxes...................................       1,861        2,043

  Prepaid expenses and other current assets...............       1,197          812
                                                              --------     --------

       Total current assets...............................      77,170       45,617


Property, plant and equipment, net........................      26,994       14,487


Intangible assets acquired in connection with the purchase
  of businesses, net of accumulated amortization of $1,993
  and $1,224 at June 30, 1998 and 1997, respectively......       7,578        8,046

Cost in  excess  of fair  value of net  assets of
  businesses  acquired,  net of accumulated amortization
  of $2,724 and $2,399 at June 30, 1998 and 1997,
  respectively............................................       9,827        9,903

Other assets..............................................       2,532        2,994
                                                              --------     --------
Total assets..............................................    $124,101     $ 81,047
                                                              ========     ========

               See notes to consolidated financial statements.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                    (In thousands, except per share amounts)

                                                                       June 30,
                                                                ---------------------
          LIABILITIES AND STOCKHOLDERS' EQUITY                      1998       1997
                                                                    ----       ----
Current liabilities:
  Current portion of long-term debt.......................       $  1,755    $  4,247
  Accounts payable........................................          6,668       5,093
  Accrued expenses and other current liabilities..........         12,932       8,564
  Income taxes payable....................................          1,850       1,841
                                                                 --------    --------
       Total current liabilities..........................         23,205      19,745
Long-term debt............................................          9,726      14,688
Deferred income taxes.....................................          1,156         334
Other long-term liabilities...............................          2,978       1,259
Senior subordinated convertible debentures................           -          9,981
                                                                 --------     -------
Total liabilities.........................................         37,065      46,007
                                                                 --------    --------
Commitments and contingencies

Stockholders' equity:
  Preferred Stock, par value $.10 per share;  authorized 1,000 shares:  Series A Junior Participating  Preferred Stock, par value $.10 per share;  authorized 150 shares;
    none issued...........................................           -           -
  Common Stock, par value $.10 per share; authorized
    25,000 shares; issued 17,378 and 12,658 shares at
    June 30, 1998 and 1997, respectively..................          1,738       1,266
  Additional paid-in capital..............................        100,481      58,110
  Accumulated deficit.....................................        (15,178)    (23,584)
                                                                 --------    --------
                                                                   87,041      35,792
    Less:  Treasury stock, at cost (1 and 169 shares at
    June 30, 1998 and 1997, respectively..................              5         752
                                                                 --------    --------

 Total stockholders' equity................................        87,036      35,040
                                                                 --------    --------

Total liabilities and stockholders' equity................       $124,101    $ 81,047
                                                                 ========    ========

                 See notes to consolidated financial statements.

                     AEROFLEX INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   (In thousands, except per share amounts)

                                                        Years Ended June 30,
                                          ---------------------------------------------
                                               1998            1997             1996
                                               ----            ----             ----
Net sales................................   $118,861        $ 94,299        $ 74,367
 Cost of sales...........................     77,286          63,109          51,070
                                            --------        --------        ---------
    Gross profit.........................     41,575          31,190          23,297
                                            --------        --------        ---------
Operating costs:
  Selling, general and administrative
    costs................................     21,545          18,175          14,119
   Research and development costs........      5,172           3,279           1,260
    Special charge (note 2)..............       -               -             23,200
                                            --------        --------        ---------
           Total operating costs.........     26,717          21,454          38,579
                                            --------        --------        ---------
Operating income (loss)..................     14,858           9,736         (15,282)
                                            --------        --------        ---------
    Other expense (income):
  Interest expense.......................      2,011           2,974           1,939
   Other expense (income) (including
   interest income and dividends of
   $389, $84 and $496)...................       (309)            (93)         (1,075)
                                             --------        --------       ---------
        Total other expense (income)......      1,702           2,881            864
                                             --------        --------       ---------
Income (loss) before income taxes........      13,156           6,855        (16,146)
 Provision for income taxes...............      4,750           2,435          1,274
                                             --------        --------       ---------
  Net income (loss)........................   $ 8,406        $  4,420        (17,420)
                                             ========        ========       =========
Income (loss) per common share and common
 share equivalent:
    Basic...............................       $  .57          $  .36          $(1.46)
                                             ========        ========       =========

    Diluted...............................     $  .51          $  .34            *
                                             ========        ========

Weighted  average   number  of  common
  shares  and  common  share   equivalents
  outstanding:
   Basic.................................      14,802          12,446          11,971
   Diluted...............................      16,527          14,620            *

*As a result of the loss, all options, warrants and convertible debentures are anti-dilutive.

                 See notes to consolidated financial statements.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                    Years Ended June 30, 1998, 1997 and 1996

                                 (In thousands)


                                                           Common Stock        Additional
                                                           ------------         Paid-in      Accumulated        Treasury Stock
                                          Total        Shares    Par Value      Capital        Deficit       Shares        Cost
                                          -----        ------    ---------     -----------   -----------     ------        ----
Balance, July 1, 1995...............     $ 46,344      11,818     $ 1,182      $  56,101     $ (10,584)        92        $  (355)

Stock issued upon
  conversion of
  debentures........................           19           3         -               19          -            -              -
Treasury stock received
  from the employee
  stock ownership plan..............         (285)         -          -              -            -            56           (285)

Stock issued upon exercise
  of stock options..................          440         159          16            366          -           (19)            58

Stock and warrants issued
  to acquire business...............        1,074         300          30          1,044          -            -              -
Stock issued in connection
  with bank refinancing.............          300         100          10            290          -            -              -
Net loss............................      (17,420)         -          -              -        (17,420)         -              -
                                          -------     -------      ------        -------      --------     -------       --------
Balance, June 30, 1996..............       30,472      12,380       1,238         57,820      (28,004)        129           (582)

Stock issued upon exercise
  of stock options..................          586         278          28            290          -           (69)           268

Purchase of treasury
  stock.............................         (438)       -           -              -             -           109           (438)
Net income..........................        4,420        -           -              -            4,420         -              -
                                          -------     -------      ------        -------      --------     -------       --------
Balance, June 30, 1997..............       35,040      12,658       1,266         58,110       (23,584)       169           (752)

Stock issued in public offering.....       31,285       2,597         260         31,025          -            -              -
Stock issued upon exercise
  of stock options and warrants.....        2,923         349          35          2,141          -          (168)           747

Stock issued upon conversion
  of debentures.....................        9,382       1,774         177          9,205          -            -              -
Net income..........................        8,406        -           -              -            8,406         -              -
                                          -------     -------     ------       ---------     ---------    --------       --------
Balance, June 30, 1998..............     $ 87,036      17,378     $ 1,738      $ 100,481     $ (15,178)         1        $    (5)
                                          =======     =======     =======      =========     =========    ========       ========

                                     See notes to consolidated financial statements.

                     AEROFLEX INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                            Years Ended June 30,
                                                                 -----------------------------------------
                                                                       1998         1997           1996
                                                                       ----         ----           ----
Cash flows from operating activities:
  Net income (loss)............................................     $  8,406      $  4,420      $ (17,420)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Special charge...........................................          -            -            23,200
      Depreciation and amortization............................        4,884         4,322          3,091
      Amortization of deferred gain............................         (588)         -              -
      Gain on sale of securities...............................          -            -              (533)
      Deferred income taxes....................................        1,004           (10)          (461)
      Other....................................................          (10)           57           (112)
  Change in operating  assets and  liabilities,  net of
    effects from purchase of businesses:
      Decrease (increase) in accounts receivable...............        1,975         1,421         (2,220)
      Decrease (increase) in inventories.......................       (8,397)       (3,403)        (2,654)
      Decrease (increase) in prepaid
        expenses and other assets..............................         (633)          879             (6)
      Increase (decrease) in accounts
        payable, accrued expenses and
        other long-term liabilities............................        5,374           375            434
      Increase (decrease) in income taxes payable..............        1,648           668          1,189
                                                                    --------      --------       --------
Net cash provided by operating activities......................       13,663         8,729          4,508
                                                                    --------      --------       --------
Cash flows from investing activities:
  Payment for purchase of businesses,
    net of cash acquired.......................................         (249)         (162)       (35,190)
  Purchase of equipment, inventory and technology rights
    from Lucent Technolgies....................................       (4,435)          -              -
  Capital expenditures.........................................      (10,613)       (2,931)        (1,687)
  Proceeds from sale of property,
    plant and equipment........................................          209            16          2,318
  Net proceeds from sale of securities.........................          110            81          1,242
                                                                    --------      --------       --------
Net cash used in investing activities..........................      (14,978)       (2,996)       (33,317)
                                                                    --------      --------       --------
Cash flows from financing activities:
  Proceeds from issuance of common shares in public offering...       31,781           -              -
  Costs in connection with public offering.....................         (496)          -              -
  Borrowings under debt agreements.............................        6,231            58         27,250
  Debt repayments..............................................      (13,685)       (5,719)        (9,210)
  Bank debt financing costs....................................         -             -              (403)
  Purchase of treasury stock...................................         -              (438)          -
  Proceeds from the exercise of stock options and warrants.....        1,292            305           503
                                                                    --------       --------      --------
Net cash provided by (used in)
  financing activities.........................................       25,123         (5,794)       18,140
                                                                    --------       --------      --------
Net increase (decrease) in cash and
  cash equivalents.............................................       23,808            (61)      (10,669)
Cash and cash equivalents at beginning of period...............          600            661        11,330
                                                                    --------       --------      --------
Cash and cash equivalents at end of period.....................     $ 24,408       $    600      $    661
                                                                    ========       ========      ========

                            See notes to consolidated financial statements.

                     AEROFLEX INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



 1. Summary of Significant Accounting Principles and Policies

   Principles of Consolidation
   The accompanying consolidated financial statements include the accounts of Aeroflex Incorporated and its subsidiaries (the "Company"), all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated.

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

   Inventories
   Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories related to long-term contracts are recorded at cost less amounts expensed under percentage-of- completion accounting.

   Financial Instruments
   The fair values of all financial instruments, other than long-term debt and the convertible debentures (see Notes 7 and 8), approximate book values because of the short maturity of these instruments.

   Revenue and Cost Recognition on Contracts
   Revenue is recognized based upon shipments or billings. The Company records gross profit on its long-term contracts using percentage-of-completion accounting under which costs are recognized on revenues in the same relation that total estimated manufacturing costs bear to total contract value. Estimated costs at completion are based upon engineering and production estimates. Provisions for estimated losses or revisions in estimated profits on contracts-in-process are recorded in the period in which such losses or revisions are first determined.

   Property, Plant and Equipment
   Property, plant and equipment are stated at cost less accumulated depreciation computed on a straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are amortized over the life of the lease or the estimated life of the asset, whichever is shorter.

   Research and Development Costs
   All research and  development  costs are charged to expense as incurred.  See
   Note 2 for a discussion of purchased in-process research and development.

   Intangible Assets
   Intangible assets are recorded at cost, less accumulated amortization. The excess of purchase price over the fair value of tangible assets acquired is being amortized on a straight-line basis over periods ranging from 20 to 40 years except for certain costs allocated to existing technology, workforce in-place, customer relationships and patents which are amortized over 13 to 15 years, the estimated remaining lives of the intangibles at the time they were acquired by the Company. The Company periodically evaluates the recoverability of the carrying value of its intangible assets and the related amortization periods. The Company assesses the recoverability of unamortized goodwill based on the undiscounted projected future earnings of the related businesses. As of June 30, 1998, the cost in excess of fair value of net assets of businesses acquired consists substantially of $8,398,000 related to the 1989 acquisition of Comstron Corporation, a manufacturer of frequency synthesizers, subsystems and components.

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

   Income (Loss) Per Share
   For the year ended June 30, 1998, the Company has adopted SFAS No. 128 "Earnings Per Share." In accordance with SFAS No. 128, earnings per common share ("Basic EPS") is computed by dividing net income by weighted average common shares outstanding. Earnings per common share assuming dilution ("Diluted EPS") is computed by dividing net income plus a pro forma addback of debenture interest by weighted average common shares outstanding plus potential dilution from the conversion of debentures and the exercise of stock options and warrants. Income (loss) per share amounts for prior periods have been restated to conform to the provisions of SFAS No. 128.

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

   Reclassifications
   Reclassifications have been made to the 1997 and 1996 consolidated financial statements to conform to the 1998 presentation.

 2.Acquisition of Businesses
   MIC
   Effective March 19, 1996, the Company acquired all of the outstanding stock of MIC Technology Corporation ("MIC") for approximately $36,000,000 of cash, 300,000 shares of common stock and warrants to purchase 400,000 shares of common stock (at exercise prices ranging from $7.05 to $7.50 per share). The purchase price was paid with available cash of approximately $9,000,000 and borrowings under the Company's bank loan agreement of approximately
   $27,000,000. MIC manufactures high frequency thin film circuits and interconnects for miniaturized, high frequency, high performance electronic products for growing commercial markets such as wireless communications, satellite based communications hardware and high technology military electronics. The acquired company's net sales were approximately $25,000,000 for its fiscal year ended October 31, 1995.

   The Company commissioned an independent asset valuation study of acquired tangible and identifiable intangible assets to serve as a basis for allocation of the purchase price. Based on this study, the Company allocated the purchase price as follows:

                                                    (In thousands)
                                                    --------------
          Net tangible assets.......................   $  6,190
          Identifiable intangible assets............      8,453
          In-process research and development.......     23,200
                                                       --------
                                                       $ 37,843
                                                       ========

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

   Summarized below are the unaudited pro forma results of operations of the Company as if MIC had been acquired at the beginning of the fiscal period presented.

                                                 Pro Forma Year Ended
                                                    June 30, 1996
                                          -------------------------------------
                                          (In thousands, except per share data)

     Net sales........................                $ 90,097
     Net loss.........................                 (19,392)

     Loss per share
       Basic..........................                $  (1.62)
       Diluted........................                      *

     * Due to the loss, all options, warrants and convertible debentures are anti-dilutive.

   The pro forma financial information presented above for the MIC acquisition is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of the period presented or of future operating results of the combined companies.

    Lintek
    In January 1995, the Company acquired substantially all of the net operating assets of Lintek, Inc. ("Lintek") for $537,000 plus contingent consideration based on the next five years' earnings to a maximum of an additional $675,000. Additional consideration of $249,000, $162,000 and $63,000 was earned as of December 31, 1997, 1996 and 1995 and paid in March 1998 and February 1997 and 1996, respectively. Such amounts, and any further contingent consideration earned, will be treated as cost in excess of fair value of net assets acquired. Lintek designs, develops and manufactures radar cross section and antenna pattern measurement systems for commercial and military applications, as well as surface penetrating radars.
    The acquisitions have been accounted for as purchases and, accordingly, the acquired assets and liabilities assumed have been recorded at their estimated fair values at the respective dates of acquisition. The operating results of MIC and Lintek are included in the consolidated statements of operations from the respective acquisition dates.

 3. Acquisition of Assets From Lucent Technologies
    Effective July 1, 1997, the Company's subsidiary, MIC, acquired certain equipment, inventory, licenses for technology and patents of two of Lucent Technologies' microelectronics components units - multi-chip modules and film integrated circuits - for approximately $4,400,000 in cash. These units manufacture microelectronic modules and interconnect products. The Company has also signed a multi-year supply agreement to provide Lucent with film integrated circuits for use in telecommunications applications. The purchase price has been allocated to the assets acquired, based on their fair values, and certain obligations assumed relating to the agreements.

 4. Inventories
    Inventories consist of the following:

                                                    June 30,
                                            ------------------------
                                               1998          1997
                                            ----------    ----------
                                                 (In thousands)
    Raw materials....................       $ 12,012        $ 11,191
    Work-in-process..................         12,737           6,642
    Finished goods...................          5,102           2,486
                                            --------        --------
                                            $ 29,851        $ 20,319
                                            ========        ========

    Inventories include contracts-in-process of $13,227,000 and $3,318,000 at June 30, 1998 and 1997, respectively, which consist substantially of unbilled material, labor and overhead costs that are or were expected to be billed during the succeeding fiscal year.

 5. Property, Plant and Equipment
    Property, plant and equipment consists of the following:

                                               June 30,
                                      ----------------------------
                                          1998           1997
                                      ------------  --------------
                                              (In thousands)
    Land............................   $     725       $    725
    Building and leasehold
      improvements..................      17,479          11,742
    Machinery, equipment, tools
      and dies......................      29,285          19,583
    Furniture and fixtures..........       5,968           5,196
    Assets recorded under
      capital leases................       2,334           2,392
    Transportation equipment........         115              85
                                       ---------       ---------
                                          55,906          39,723
    Less accumulated depreciation
      and amortization..............      28,912          25,236
                                       ---------       ---------
                                       $  26,994       $  14,487
                                       =========       =========

                                     S-10

   Repairs and maintenance expense on property, plant and equipment was $1,384,000, $1,131,000 and $481,000 for the years ended June 30, 1998, 1997 and 1996, respectively.

 6.Accrued Expenses and Other Current Liabilities
   Accrued expenses and other current liabilities include accrued salaries, wages and other compensation of $4,311,000 and $2,874,000 at June 30, 1998 and 1997, respectively.

 7.Long-Term Debt and Credit Arrangements Long-term debt consists of the following:

                                             June 30,
                                     ------------------------
                                        1998           1997
                                     ----------     ---------
                                           (In thousands)
   Revolving credit and term
     loan agreement (a)..........    $  4,720        $ 17,150
   Equipment loans (b)...........       5,624             -
   Capitalized lease
     obligations (c).............       1,019           1,536
   Other.........................         118             249
                                     --------        --------
                                       11,481          18,935
   Less current maturities.......       1,755           4,247
                                     --------        --------
                                     $  9,726        $ 14,688
                                     ========        ========

       Aggregate long-term debt as of June 30, 1998 matures in each fiscal year as follows:

                                       (In thousands)
                     1999............... $  1,755
                     2000...............      938
                     2001...............    5,591
                     2002...............      941
                     2003...............    1,681
                     Thereafter.........      575
                                         --------
                                         $ 11,481
                                         ========

   Interest paid was $2,099,000, $2,647,000 and $1,584,000 during the years ended June 30, 1998, 1997 and 1996, respectively.

   (a) As of March 31, 1998, the Company replaced a previous agreement with a revised revolving credit agreement with two banks which is secured by substantially all of the Company's assets. The agreement provides for a revolving credit line of $27,000,000, which expires on March 31, 2001. The interest rate on borrowings under this agreement is at various rates depending upon certain financial ratios, with the present rate substantially equivalent to the prime rate (8.5% at June 30, 1998). The Company has entered into an interest rate swap agreement for the $4,720,000 then outstanding under the revolving credit line at 7.6% in order to reduce the interest rate risk associated with these outstanding borrowings. The Company paid a facility fee of $20,000 and is required to pay a commitment fee of 1/4% per annum of the average unused portion of the credit line.

   The terms of the agreement require compliance with certain covenants including minimum consolidated tangible net worth and pretax earnings, maintenance of certain financial ratios, limitations on capital expenditures and indebtedness and prohibition of the payment of cash dividends. In connection with the purchase of certain materials for use in manufacturing, the Company has a letter of credit facility of $2,000,000. At June 30, 1998, the Company's available unused line of credit was approximately $20,000,000 after consideration of the letter of credit. The Company believes that the carrying amount of this debt approximates fair value after considering the interest rate swap agreement discussed above, since the interest rate is effectively fixed at a rate commensurate with rates available to the Company under similar terms.
                                      S-11

   (b) During the year ended June 30, 1998, the Company entered into equipment loans with two banks totaling $6,232,000. The loans are repayable monthly through July 2004 and bear interest at a floating rate 200 basis points above the 30-day London Interbank Offered Rate (7.6 and 7.7% at June 30, 1998). The Company believes that the carrying amount of this debt approximates fair value since the interest rate is variable and the margins are consistent with those available to the Company under similar terms.

   (c) The Company has various capitalized lease obligations with financial institutions which have various terms through 2000 and interest rates ranging from 7.1% to 9.5%.

 8.Senior Subordinated Convertible Debentures
   During June 1994, the Company completed a sale of $10,000,000 principal amount of 7-1/2% Senior Subordinated Convertible Debentures to non-U.S. persons. The net proceeds from the offering were used initially to retire certain bank indebtedness and for general working capital with excess proceeds placed in temporary short term bank related investments until ultimately used for the purchase of MIC. The debentures were convertible into the Company's common stock at a price of $5.625 per share. On September 8, 1997, the Company called for the redemption of all outstanding 7-1/2% Senior Subordinated Convertible Debentures at 104.5% of the principal amount. All of the principal amount of the Company's 7-1/2% Senior Subordinated Convertible Debentures was converted. In connection with the conversions, $599,000 of deferred bond issuance costs were charged to additional paid-in capital.

 9.  Stockholders' Equity

   (a)  Common Stock Offering
   In March 1998, the Company sold 2,597,000 shares of its Common Stock in a public offering for $31,285,000, net of an underwriting discount of $1,973,000 and issuance costs of $496,000. Of these net proceeds, $9,639,000 was used to repay bank indebtedness. The balance of the net proceeds, which is included in cash and cash equivalents, will be used for general corporate purposes, including working capital, capital expenditures and facilities expansion and may be used for potential acquisitions.

   (b)  Stock Option Plans
   Under the Company's stock option plans, options may be granted to purchase shares of the Company's common stock exercisable at prices equal to the fair market value on the date of grant. During 1990, the Company's shareholders approved the Non-Qualified Stock Option Plan (the "NQSOP"). In December 1993, the Board of Directors adopted the Outside Director Stock Option Plan (the "Directors' Plan") which provides for options to non-employee directors, which become exercisable in three installments and expire ten years from the date of grant. The Directors' Plan, as amended, covers 500,000 shares of the Company's Common Stock. In November 1994, the shareholders approved this plan and the 1994 Non-Qualified Stock Option Plan (the "1994 Plan"). In November 1996, the shareholders approved the 1996 Stock Option Plan (the "1996 Plan"). In April 1998, the Board of Directors adopted the 1998 Stock Option Plan (the "1998 Plan"). The NQSOP, the 1994 Plan, the 1996 Plan and the 1998 Plan provide for options which become exercisable in one or more installments and each covers 1,500,000 shares of the Company's Common Stock. Options under the NQSOP and the 1994 Plan expire five years from the date of grant. Options under the 1996 Plan and the 1998 Plan shall expire not later than ten years from the date of grant.

   The Company has also issued to employees, who are not executive officers, options to purchase 275,000 shares of common stock exercisable at $4.00 per share. Such grants were not covered by one of the above plans.

   Additional information with respect to the Company's stock options is as follows:

                                     Weighted       Shares
                                      Average        Under
                                     Exercise     Outstanding
                                      Prices        Options
                                    ----------   -------------
                                                (In thousands)
                 Balance, July 1,
                  1995.........        $3.11         2,592
                 Granted.......         3.93           960
                 Forfeited.....         2.98           (68)
                 Exercised.....         2.77          (191)
                                                     ------
                 Balance, June 30,
                  1996.........         3.38         3,293
                 Granted.......         4.47           668
                 Forfeited.....         3.17           (71)
                 Exercised.....         2.04          (570)
                                                     ------
                 Balance, June 30,
                  1997.........         3.83         3,320
                 Granted.......         9.94         1,043
                 Forfeited.....         3.65           (35)
                 Exercised.....         3.17          (436)
                                                     ------
                 Balance, June 30,
                  1998.........     $   5.54         3,892
                                                     ======

   Options  to  purchase   2,317,000,   2,168,000  and  2,092,000   shares  were
   exercisable at weighted average exercise prices of $3.90, $3.61 and $3.06 as of June 30, 1998, 1997 and 1996, respectively.

   The options outstanding as of June 30, 1998 are summarized in ranges as follows:

                   Options Outstanding
     ----------------------------------------------
                   Weighted               Weighted
       Range of    Average                Average
       Exercise    Exercise  Options      Remaining
        Prices     Price     Outstanding  Life
     ------------  --------  -----------  ---------
                            (In thousands)
     $2.00-$ 3.50   $2.85       305       0.3 years
     $3.75-$ 5.38    4.07     2,552       4.0
     $8.19-$13.44    9.98     1,035       9.4
                              -----
                              3,892
                              =====

                    Options Exercisable
       ------------------------------------------
                      Weighted
       Range of       Average
       Exercise       Exercise    Options
        Prices        Price       Exercisable
       ---------      ---------   -----------
                                (In thousands)
      $2.00-$ 3.50     $2.85          305
      $3.75-$ 5.38      3.99        1,992
      $8.19-$13.44     10.81           20
                                    -----
                                    2,317
                                    =====

   The per share weighted average fair value of stock options granted during fiscal 1998, 1997 and 1996 was $7.39, $2.37 and $1.31, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions: 1998 - expected dividend yield of 0%, risk free interest rate of 5.8%, expected stock volatility of 80%, and an expected option life of 7.4 years; 1997 - expected dividend yield of 0%, risk free interest rate of 6.3%, expected stock volatility of 40%, and an expected option life of 7.4 years; 1996 - expected dividend yield of 0%, risk free interest rate of 5.4%, expected stock volatility of 30%, and an expected option life of 4.3 years.

   (c) Accounting for Stock-Based Compensation.
   In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which the Company adopted in fiscal 1997. The Company has chosen not to implement the fair value based accounting method for employee and director stock options, but has elected to disclose the pro forma net income and earnings per share as if such method had been used to account for stock-based compensation cost as described in SFAS No. 123. The pro forma compensation cost before income taxes, based on the fair value at the grant date for options granted only in fiscal years 1998, 1997 and 1996 was $2,021,000, $783,000 and $429,000 for the years ended
   June 30, 1998, 1997 and 1996, respectively. The Company's net income (loss) and net income (loss) per share using this pro forma compensation cost would have been:

                                    Years Ended
                        -------------------------------------
                        (In thousands, except per share data)
                                     June 30, 1996
                               --------------------------
                               As Reported      Pro Forma
                               -----------      ---------
      Net Loss...............    $(17,420)      $(17,772)
      Net Loss Per Share
          - Basic............    $  (1.46)        $(1.48)
          - Diluted..........        *              *

                                      June 30, 1997
                               --------------------------
                               As Reported      Pro Forma
                               -----------      ---------
      Net Income.............   $ 4,420        $ 3,919
      Net Income Per Share
           -Basic.............  $  0.36        $  0.31
           -Diluted...........     0.34           0.30

                                      June 30, 1998
                               --------------------------
                               As Reported     Pro Forma
                               -----------     ----------
      Net Income.............  $  8,406        $ 7,112
      Net Income Per Share
           -Basic............. $   0.57        $  0.48
           -Diluted........... $   0.51        $  0.44

       * As a result of the loss, all options, warrants and convertible debentures are anti-dilutive.

   Since the pro forma compensation cost reflects only options granted in fiscal years 1998, 1997 and 1996, the full impact of calculating stock-based compensation costs under SFAS No. 123 is not reflected in the pro forma net income (loss) because compensation cost is recognized over the respective vesting period and compensation cost for options granted prior to fiscal year 1996 was not reflected.

   (d) Shareholders' Rights Plan
   In August 1988, the Company's Board of Directors approved a Shareholders' Rights Plan which provided for rights which would have become exercisable only in the event a person or group accumulated 20 percent or more of the Company's common shares. The rights expired on August 30, 1998 and a new Shareholders' Rights Plan was approved. See Note 15 for a discussion of this new plan.

   (e) Earnings Per Share
   A reconciliation of the numerators and denominators of the Basic EPS and Diluted EPS calculations is as follows:

                                                         Years Ended June 30,
                                                   --------------------------------
                                                   1998          1997          1996
                                                   ----          ----          ----
                                                 (In thousands, except per share data)
   Computation of Adjusted Net Income (Loss):
   Net income (loss) for basic earnings per
     common share.............................   $  8,406       $  4,420     $(17,420)
                                                                             =========
     Add: Debenture interest and amortization
     expense, net of income taxes.............        103            504         *
                                                 --------       --------
   Adjusted net income for diluted
     earnings per common share................   $  8,509       $  4,924         *
                                                 ========       ========
   Computation of Adjusted Weighted Average
     Shares Outstanding:
   Weighted average shares outstanding........     14,802         12,446       11,971
                                                                              =======
   Add: Shares assumed to be issued upon
     conversion of debentures.................        392            400         *
   Add: Effect of dilutive options and
     warrants outstanding.....................      1,333          1,774         *
                                                 --------        -------
   Weighted average shares and common share
     equivalents used for computation of
     diluted earnings per common share........     16,527         14,620         *
                                                 ========       ========
   Net Income (Loss) Per Common Share:
     Basic....................................       $.57          $ .36       $(1.46)
                                                 ========       ========      =======
     Diluted..................................       $.51          $ .34          *
                                                 ========       ========
   -----------

* As a result of the loss in fiscal 1996, all options, warrants and convertible debentures are anti-dilutive.

   Options to purchase 290,000 shares at an exercise price of $13.44 per share were outstanding as of June 30, 1998 but were not included in the computation of Diluted EPS because the exercise prices of these options were greater than the average market price of the common shares.

10.  Income Taxes
   The provision (benefit) for income taxes consists of the following:

                                          Years Ended June 30,
                                ----------------------------------------
                                     1998          1997          1996
                                     ----          ----          ----
                                              (In thousands)
       Current:
         Federal...............  $ 3,178       $ 1,752       $ 1,166
         State and local.......      568           693           569
                                 -------       -------       -------
                                   3,746         2,445         1,735
                                 -------       -------       -------
       Deferred:
         Federal...............      932           404          (776)
         State and local.......       72          (414)          201
         U.S. Territory........        -             -           114
                                 -------       -------       -------
                                   1,004           (10)         (461)
                                 -------       -------       -------
                                 $ 4,750       $ 2,435       $ 1,274
                                 =======       =======       =======


   The provision for income taxes varies from the amount computed by applying the U.S. Federal income tax rate to income (loss) before income taxes as a result of the following:

                                          Years Ended June 30,
                                   ----------------------------------
                                     1998          1997          1996
                                     ----          ----          ----
                                              (In thousands)

       Tax at statutory rate...    $  4,505      $ 2,331       $(5,490)
       Non-deductible special
        charge (Note 2)........         -             -          7,888
       Utilization of net
        operating loss
        carryforwards..........         -             -         (1,437)
       State, local and U.S.
        Territory income tax...         416          184           376
       Research and Development
        credit.................        (250)          -             -
       Other, net..............          79          (80)          (63)
                                   ---------     --------      --------
                                   $  4,750      $ 2,435       $ 1,274
                                   =========     ========      ========

   Deferred tax assets and liabilities consist of:

                                                             June 30,
                                                   ---------------------------
                                                      1998             1997
                                                      ----             ----
                                                           (In thousands)
       Accounts receivable.......................  $    106          $    148
       Inventories...............................     1,671             1,676
       Accrued expenses..........................        84               219
                                                   --------          --------
         Current assets..........................     1,861             2,043
                                                   --------          --------
       Other long-term liabilities...............       781                 -
       Capital loss carryforwards................     2,493             2,684
       Tax loss carryforwards....................       238             1,737
       Tax credit carryforwards..................     3,737             3,477
       Less valuation allowance..................    (3,379)           (3,569)
                                                   --------          --------
         Non-current assets......................     3,870             4,329
                                                   --------          --------
       Property, plant and equipment.............    (1,848)             (955)
       Intangibles...............................    (3,125)           (3,654)
       Other.....................................       (53)              (54)
                                                   --------          --------
         Long-term liabilities...................    (5,026)           (4,663)
                                                   --------          --------
         Net non-current liabilities.............    (1,156)             (334)
                                                   --------          --------
           Total.................................  $    705          $  1,709
                                                   ========          ========

   In accordance with SFAS No. 109, the Company records a valuation allowance against deferred tax assets if it is more likely than not that some or all of the deferred tax asset will not be realized.

   The Company is undergoing routine audits by various taxing authorities of its state and local income tax returns covering periods from 1994 to 1996. Management believes that the probable outcome of these various audits should not materially affect the consolidated financial statements of the Company.

   The Company made income tax payments of $2,123,000, $1,468,000 and $588,000 and received refunds of $26,000, $1,117,000 and $268,000 during the years ended June 30, 1998, 1997 and 1996, respectively.

   A tax benefit of $1,641,000 was credited to additional paid-in capital during the year ended June 30, 1998 in connection with the exercise of stock options and warrants.

11.  Employment Contracts

   In February 1997, the Company entered into employment agreements, as amended, with certain of its officers for periods through December 31, 2002 with annual remuneration ranging from $180,000 to $289,000, plus cost of living adjustments and, in some cases, additional compensation based upon earnings of the Company. Future aggregate minimum payments under these contracts are $1,007,000 per year. In addition, these officers have the option to terminate their employment agreements upon change in control of the Company, as defined, and receive lump sum payments equal to three times annual compensation, as defined, or, in one case, a lump sum payment equal to the salary for the remainder of the term.

12.  Employee Benefit Plans

   The Aeroflex Incorporated Employees' 401(k) Plan (the "ARX 401(k)") was established pursuant to Section 401(k) of the Internal Revenue Code. All employees of the Company and certain subsidiaries who are not members of a collective bargaining agreement may participate in the ARX 401(k). Each participant has the option to contribute a portion of his or her compensation. For each of the 1998, 1997 and 1996 calendar years, the Board of Directors has elected to provide an employer contribution, which vests immediately, equal to 30% of employee contributions subject to certain limitations. The ARX 401(k) expense for the fiscal years ended June 30, 1998, 1997 and 1996 was $298,000, $263,000 and $230,000, respectively.

   Employees of MIC Technology, who are excluded from the ARX 401(k), are eligible to participate in the MIC 401(k) Plan and MIC Profit Sharing Plan (the "MIC Plans"). In addition to contributing a portion of his or her compensation and receiving an employer contribution, eligible employees also receive an allocation of a discretionary share of the MIC Technology profits. The MIC Plans' expense was $512,000, $450,000 and $104,000 for the fiscal years ended June 30, 1998 and 1997 and for the period from acquisition to June 30, 1996, respectively.

   Effective January 1, 1994, the Company established a Supplemental Executive Retirement Plan (the "SERP") which provides retirement, death and disability benefits to certain of its officers. The SERP expense for the fiscal years ended June 30, 1998, 1997 and 1996 was $324,000, $300,000 and $217,000,
   respectively. The assets of the SERP are held in a Rabbi Trust and amounted to $744,000 and $386,000 at June 30, 1998 and 1997, respectively. The accumulated benefit obligation was $1,695,000 and $1,259,000 at June 30, 1998 and 1997, respectively. No participants are currently receiving benefits.

13.  Commitments and Contingencies

   a.  Operating Leases

   Several of the Company's operating facilities and certain machinery and equipment are leased under agreements expiring through 2005. The leases for machinery and equipment generally contain options to purchase at the then fair market value of the related leased assets.

   Future minimum payments under operating leases as of June 30, 1998 are as follows for the fiscal years:

                                    (In thousands)
                                    --------------
                    1999............... $ 1,404
                    2000...............   1,118
                    2001...............   1,046
                    2002...............     808
                    2003...............     760
                    Thereafter.........     402
                                        -------
                                        $ 5,538
                                        =======

   These future minimum payments exclude payments under a lease of the Company's Pearl River, New York facility which was terminated upon the Company's purchase of the facility in July 1998 as further described in Note 15.

   Rental expense was $1,869,000, $1,560,000 and $790,000 during the fiscal years 1998, 1997 and 1996, respectively.

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

14.  Business Segments

   The Company's business segments and major products included in each segment, are as follows:

     Microelectronics:            Isolator Products:
     a)Microelectronic Modules    a)Commercial spring and rubber isolators (VMC)
        (Circuit Technology)      b)Industrial spring and rubber isolators
     b)Thin Film Interconnects        (Korfund)
        (MIC Technology)          c)Military wire-rope isolators
                                      (Aeroflex International)
     Test, Measurement and
      Other Electronics:
     a)Instrument products
        (Comstron and Lintek)
     b)Motion Control Systems
        - Scanning devices
        - Stabilization and tracking
            devices
        - Magnetic devices

    The Company is a manufacturer of advanced technology systems and components for commercial industry, government and defense contractors. Approximately 42%, 50% and 65% of the Company's sales for the fiscal years 1998, 1997 and 1996, respectively, were to agencies of the United States government or to prime defense contractors or subcontractors of the United States government. The only customers which constituted more than 10% of the Company's sales during any year in the period presented were Lucent Technologies which comprised 15.5% of sales in fiscal year 1998 and Lockheed Martin and Hughes which comprised 13.3% and 11.7% of sales in fiscal year 1997, respectively.

                                                           Years Ended June 30,
                                                  ----------------------------------
                                                     1998         1997        1996
                                                     ----         ----        ----
                                                               (In thousands)

    Business Segment Data:
     Net sales:
       Microelectronics.......................   $  74,263    $ 48,462     $ 28,414
       Test, Measurement and
         Other Electronics....................      25,685      28,144       30,109
       Isolator Products......................      18,913      17,693       15,844
                                                 ---------   ---------    ---------
         Net sales............................   $ 118,861    $ 94,299     $ 74,367
                                                 =========   =========    =========
     Operating income (loss):
       Microelectronics.......................   $  14,147    $  6,644     $  3,282
       Test, Measurement and
         Other Electronics....................         996       2,762        4,830
       Isolator Products......................       3,063       2,844        2,150
       General corporate expenses.............      (3,348)     (2,514)      (2,344)
                                                 ---------   ---------    ---------
                                                    14,858       9,736        7,918
       Special charge (1).....................            -           -     (23,200)
       Interest expense.......................      (2,011)     (2,974)      (1,939)
       Other income, net......................         309          93        1,075
                                                 ---------   ---------    ---------
         Income (loss) before income taxes....   $  13,156    $  6,855     $(16,146)
                                                 =========   =========    =========
     Identifiable assets:
       Microelectronics.......................   $  58,053    $ 37,741     $ 35,445
       Test, Measurement and
         Other Electronics....................      27,522      28,603       31,354
       Isolator Products......................      10,163       9,700        9,752
       Corporate..............................      28,363       5,003        4,618
                                                 ---------   ---------    ---------
         Total assets.........................   $ 124,101    $ 81,047     $ 81,169
                                                 =========   =========    =========
     Capital expenditures:
       Microelectronics.......................   $   8,792    $  1,637     $    766
       Test, Measurement and
         Other Electronics....................         848         996          597
       Isolator Products......................         970         293          315
       Corporate..............................           3           5            9
                                                 ---------   ---------    ---------
         Total capital expenditures...........   $  10,613    $  2,931     $  1,687
                                                 =========   =========    =========
     Depreciation and amortization
      expense:
       Microelectronics.......................   $   2,802    $  2,230     $    996
       Test, Measurement and
         Other Electronics....................       1,553       1,528        1,530
       Isolator Products......................         500         532          535
       Corporate..............................          29          32           30
                                                 ---------   ---------    ---------
         Total depreciation and
          amortization........................   $   4,884    $  4,322     $  3,091
                                                 =========   =========    =========

 (1) The special charge for the write-off of in-process research and development acquired in the purchase of MIC Technology is allocable fully to the microelectronics segment.

                                      S-20

15.  Subsequent Events

 a.  Purchase of MIC's Pearl River Facility
 In July 1998, the Company purchased a previously leased operating facility in Pearl River, New York for $2,500,000 in cash.

 b.  Shareholders' Rights Plan
 On August 13, 1998, the Company's Board of Directors approved a Shareholders' Rights Plan which provides for a dividend distribution of one right for each share to holders of record of the Company's common stock on August 31, 1998 and the issuance of one right for each share of common stock that shall be subsequently issued. The rights will become exercisable only in the event a person or group ("Acquiring Person") accumulates 15% or more of the Company's common stock, or if an Acquiring Person announces an offer which would result in it owning 15% or more of the common stock. The rights will expire on August 31, 2008. Each right will entitle the holder to buy one one-thousandth of a share of Series A Junior Participating Preferred Stock, as amended, of the Company at a price of $65. In addition, upon the occurrence of a merger or other business combination, or the acquisition by an Acquiring Person of 50% or more of the common stock, holders of the rights, other than the Acquiring Person, will be entitled to purchase either common stock of the Company or common stock of the Acquiring Person at half their respective market value.

 The Company will be entitled to redeem the rights for $.01 per right at any time prior to a person becoming an Acquiring Person.

Quarterly Financial Data (Unaudited):
(In thousands except per share data)

                                             Quarter
                            ------------------------------------------   Year Ended
 1998                          First     Second     Third      Fourth      June 30
 ----                       --------------------------------------------------------

Net Sales                   $ 23,885   $ 29,325   $ 31,221   $ 34,430     $118,861
Gross Profit                   8,212      9,919     10,883     12,561       41,575
Net Income                  $  1,152   $  1,686   $  2,057   $  3,511     $  8,406
                            ========   ========   ========   ========     ========
Income Per Share:
  Basic                     $  .09     $  .12     $  .14     $  .20       $  .57
                            ======     ======     ======     ======       ======
  Diluted                   $  .08     $  .11     $  .13     $  .19       $  .51
                            ======     ======     ======     ======       ======

                                             Quarter
                            ------------------------------------------   Year Ended
 1998                          First     Second     Third      Fourth      June 30
 ----                       ----------------------------------------------------

Net Sales                   $ 19,061   $ 22,914   $ 22,937   $ 29,387   $ 94,299
Gross Profit                   6,278      7,257      7,759      9,896     31,190
Net Income                  $    651   $    893   $    917   $  1,959   $  4,420
                            --------   --------   --------   --------   --------
Income Per Share:
  Basic                     $    .05   $    .07   $    .07   $    .16   $    .36
                            ========   ========   ========   ========   ========

  Diluted                   $    .05   $    .07   $    .07   $    .15     $  .34
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

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)

Column A             Column B          Column C           Column D    Column E
                                       Additions
                                ----------------------
                                                 Charged
                      Balance at   Charged to    to other                Balance at
                      beginning    costs and     accounts    Deductions    end of
Description           of period    expenses   -  describe  - describe      period
-----------           -----------  -----------   --------    ----------- ----------

YEAR ENDED JUNE 30, 1998:

Allowance for doubtful
  accounts              $  417       $   15      $    -      $  115  (A)    $  317
                        ======       ======      ======      ======         ======
Reserve for inventory
  obsolescence          $4,055       $  150      $    -      $  613  (B)    $3,592
                        ======       ======      ======      ======         ======
YEAR ENDED JUNE 30, 1997:

Allowance for doubtful
  accounts              $  354       $   72      $    -      $    9  (A)    $  417
                        ======       ======      ======      ======         ======
Reserve for inventory
  obsolescence          $4,260       $  100      $    -      $  305  (B)    $4,055
                        ======       ======      ======      ======         ======

YEAR ENDED JUNE 30, 1996:

Allowance for doubtful
  accounts              $  437       $  (55)     $     -     $   28  (A)   $  354
                        ======       ======      ======      ======         ======
Reserve for inventory
  obsolescence          $4,380       $  497      $     -     $  617  (B    $4,260
                        ======       ======      ======      ======         ======


Note:  (A) - Net write-offs of uncollectible amounts.
       (B) - Write-off of inventory.

                         INDEPENDENT AUDITORS' CONSENT

Board of Directors
Aeroflex Incorporated:

     We consent to incorporation by reference in the registration statements (Nos. 33-75496, 33-88868, 33-88878, 333-42399 and 333-42405) on Form S-8 and
(Nos. 333-15339, 333-21803 and 333-46689) on Form S-3 of Aeroflex Incorporated of our report dated August 13,1998, relating to the consolidated balance sheets of Aeroflex Incorporated and subsidaries as of June 30, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows and related schedule for each of the years in the three-year period ended June 30, 1998 which report appears in the June 30, 1998 annual report on Form 10-K of Aeroflex Incorporated.

                                   /s/ KPMG Peat Marwick LLP
                                   KPMG PEAT MARWICK LLP

Jericho, New York
September 25, 1998