Form 10-Q
period 1998-09-30
AEROFLEX INC
filed 1998-11-13
CIK 2601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q



              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended      September 30, 1998
                      ------------------------------
Commission File Number 1-8037



                              AEROFLEX INCORPORATED

             (Exact name of Registrant as specified in its Charter)

          DELAWARE                                             11-1974412
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                          Identification No.)

    35 South Service Road
        Plainview, N.Y.                                          11803
(Address of principal executive offices)                       Zip Code)
                                 (516) 694-6700
              (Registrant's telephone number, including area code)




*Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X                      No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

November 6, 1998    7,558,526  shares (excluding 39,159 shares held in treasury)
--------------------------------------------------------------------------------
     (Date)                      (Number of Shares)

           NOTE: THIS IS PAGE 1 OF A DOCUMENT CONSISTING OF 15 PAGES.

                              AEROFLEX INCORPORATED

                                AND SUBSIDIARIES


                                      INDEX



                                                               PAGE

PART I:  FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS
      September 30, 1998 and June 30, 1998                      3-4

CONSOLIDATED STATEMENTS OF OPERATIONS
      Three Months Ended September 30, 1998 and 1997             5

CONSOLIDATED STATEMENTS OF CASH FLOWS
      Three Months Ended September 30, 1998 and 1997             6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      7-9

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS
    Three Months Ended September 30, 1998 and 1997             10-13

PART II:  OTHER INFORMATION

ITEM 2 Changes in Securities                                    14

ITEM 6 Exhibits and Reports on Form 8-K                         14

SIGNATURES                                                      15

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                   September 30,      June 30,
                                                      1998             1998
                                                         (In thousands)

ASSETS
Current assets:
    Cash and cash equivalents                       $ 19,885        $ 24,408
    Accounts receivable, less allowance for
      doubtful accounts of $368,000 and $317,000      19,567          19,853
    Inventories                                       31,515          29,851
    Deferred income taxes                              2,132           1,861
    Prepaid expenses and other current assets          1,862           1,197
                                                    --------         -------

       Total current assets                           74,961          77,170

Property, plant and equipment, at cost, net           28,826          26,994
Intangible assets acquired in connection with
  the purchase of businesses, net                      8,304           7,578
Cost in excess of fair value of net assets
  of businesses acquired, net                          9,744           9,827
Other assets                                           2,485           2,532
                                                    --------        --------

      Total assets                                  $124,320        $124,101
                                                   =========        ========


                 See notes to consolidated financial statements.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (continued)

                                                  September 30,        June 30,
                                                      1998               1998
                                                           (In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                $  1,636            $  1,755
  Accounts payable                                    7,080               6,668
  Accrued expenses and other current liabilities     10,752              12,932
  Income taxes payable                                2,373               1,850
                                                  ---------            --------
    Total current liabilities                        21,841              23,205

Long-term debt                                        9,479               9,726
Deferred income taxes                                 1,067               1,156
Other long-term liabilities                           2,557               2,978
                                                  ---------            --------

    Total liabilities                                34,944              37,065
                                                  ---------            --------

Stockholders' equity:
 Preferred Stock, par value $.10 per share;
  authorized 1,000,000 shares:
   Series A Junior  Participating  Preferred
   Stock,  par value  $.10 per share,
   authorized 25,000 and 150,000 shares,
   none issued                                         -                   -
 Common Stock, par value $.10 per share;
  authorized 25,000,000 shares; issued
  17,466,000 and 17,378,000 shares                    1,747               1,738
 Additional paid-in capital                         100,893             100,481
 Accumulated deficit                                (12,920)            (15,178)
                                                   ---------          ---------
                                                     89,720              87,041

 Less:  Treasury stock, at cost (39,000 and
  1,000 shares)                                         344                   5
                                                  ---------            --------

    Total stockholders' equity                       89,376              87,036
                                                  ---------            --------

    Total liabilities and stockholders' equity     $124,320            $124,101
                                                  =========            ========

                 See notes to consolidated financial statements.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   Three Months Ended
                                                      September 30,

                                                 1998                1997
                                            ------------         -----------
                                           (In thousands, except per share data)

Net sales                                     $ 31,629            $ 23,885
Cost of sales                                   20,504              15,673
                                              ---------            --------
  Gross profit                                  11,125               8,212
                                              ---------            --------

Selling, general and administrative costs        5,630               4,606
Research and development costs                   1,991                 998
                                              ---------            --------
                                                 7,621               5,604
                                              ---------            --------
  Operating income                               3,504               2,608
                                              ---------            --------

Other expense (income)
  Interest expense                                 299                 723
  Other expense (income)                          (303)                 83
                                               ---------           --------
    Total other expense (income)                    (4)                806
                                               ---------           --------
Income before income taxes                       3,508               1,802

Provision for income taxes                       1,250                 650
                                              ---------            --------
Net income                                    $  2,258            $  1,152
                                              =========            ========

Net income per common share:
    -  Basic                                   $ .13                $ .09
                                               ======               =====
    -  Diluted                                 $ .12                $ .08
                                               ======               =====

Weighted average number of common
 shares and common share equivalents
 outstanding:
    -  Basic                                   17,447               12,746
                                             =========             ========
    -  Diluted                                 18,562               15,364
                                             =========             ========

                 See notes to consolidated financial statements.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                          Three Months Ended
                                                            September 30,
                                                       1998              1997
                                                    ----------         -------
                                                            (In thousands)
Cash Flows From Operating Activities:
 Net income                                        $  2,258          $  1,152
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                      1,427             1,249
   Amortization of deferred gain                       (147)             (317)
   Deferred income taxes                               (289)              (56)
   Other, net                                            53                51
 Change in operating assets and liabilities,
  net of effects from purchase of business:
   Decrease (increase) in accounts receivable           430             2,799
   Decrease (increase) in inventories                (1,458)           (5,137)
   Decrease (increase) in prepaid expenses
    and other assets                                   (618)           (1,186)
   Increase (decrease) in accounts payable, accrued
    expenses and other long-term liabilities         (2,637)            2,426
   Increase (decrease) in income taxes payable        1,014               501
                                                   ---------         --------

Net Cash Provided By (Used In)
 Operating Activities                                    33             1,482
                                                   ---------         --------
Cash Flows From Investing Activities:
  Payment for purchase of business, net of cash        (929)             -
  Purchase of equipment, inventory and
    technology rights from Lucent Technologies          -              (4,435)
  Capital expenditures                               (3,877)             (331)
  Proceeds from sale of equipment                       967              -
  Other, net                                            164                11
                                                  ---------          --------
Net Cash Provided By (Used In)
 Investing Activities                               (3,675)            (4,755)
                                                   --------          ---------
Cash Flows From Financing Activities:
  Borrowings under debt agreements                     -                6,232
  Debt repayments                                     (558)            (2,738)
  Proceeds from the exercise of stock options
    and warrants                                        20                249
  Purchase of treasury stock                          (343)              -
                                                  ---------             -----
Net Cash Provided By (Used In)
 Financing Activities                                 (881)             3,743
                                                  ---------          --------
Net Increase (Decrease) In Cash
  And Cash Equivalents                              (4,523)               470
Cash And Cash Equivalents At Beginning Of Period    24,408                600
                                                 ---------           --------
Cash And Cash Equivalents At End Of Period        $ 19,885           $  1,070
                                                 =========           ========

              See notes to consolidated financial statements.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     1.   Basis of Presentation
          ---------------------

          The consolidated balance sheet of Aeroflex Incorporated and Subsidiaries ("the Company") as of September 30, 1998 and the related consolidated statements of operations for the three months ended September 30, 1998 and 1997 and the consolidated statements of cash flows for the three months ended September 30, 1998 and 1997 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1998 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1998 annual report to shareholders. There have been no changes of significant accounting policies since June 30, 1998. Certain reclassifications have been made to previously reported financial statements to conform to current classifications.

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

 3.      Earnings Per Share
         ------------------
         The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share" during the quarter ended December 31, 1997. In accordance with SFAS No. 128, earnings per common share ("Basic EPS") is computed by dividing net income by the weighted average common shares outstanding. Earnings per common share, assuming dilution ("Diluted EPS") is computed by dividing net income plus a pro forma addback of debenture interest by the weighted average common shares outstanding plus potential dilution from the conversion of debentures and the exercise of stock options and warrants. Earnings per share amounts for prior periods have been restated to conform to SFAS No. 128.

         A reconciliation of the numerators and denominators of the Basic EPS and Diluted EPS calculations is as follows:

                                                            Three Months
                                                           Ended September 30,
                                                            1998         1997
                                                  (In thousands, except per share data)


         Computation of Adjusted Net Income:
         Net income for basic earnings per common share  $  2,258     $  1,152
         Add:  Debenture interest and amortization
           expense, net of income taxes                      -             104
                                                        ---------     --------
         Adjusted net income for diluted
           earnings per common share                     $  2,258     $  1,256
                                                        =========     ========
         Computation of Adjusted Weighted Average
           Shares Outstanding:
         Weighted average shares outstanding               17,447       12,746
         Add:  Shares assumed to be issued upon
           conversion of debentures                          -           1,552
         Add:  Effect of dilutive options and warrants
           outstanding                                      1,115        1,066
                                                        ---------     --------
         Weighted average shares and common share
           equivalents used for computation of
           diluted earnings per common share               18,562       15,364
                                                        =========     ========
         Net Income Per Common Share:
           Basic                                          $ .13         $ .09
                                                          ======        =====
           Diluted                                        $ .12         $ .08
                                                          ======        =====

 4.      Acquisition of Business
        -----------------------
         Effective September 1, 1998, the Company acquired 90% of the stock of Europtest, S.A. (France) for approximately $1,100,000. The purchase agreement also requires that the Company purchase the remaining 10% of Europtest pro rata over a three year period at prices determined based upon net sales of Europtest products. Europtest develops and sells specialized software-driven test equipment used primarily in cellular, satellite and other communications applications. The acquired company's net sales were approximately $1,900,000 for the year ended March 31, 1998. On a pro forma basis, had the Europtest acquisition taken place as of the beginning of the periods presented, results of operations for those periods would not have been materially affected. The purchase price has been allocated to the assets acquired and liabilities assumed based on their fair values.

5.       Bank Loan Agreements
         --------------------
         As of March 31, 1998, the Company replaced a previous agreement with a revised revolving credit agreement with two banks which is secured by substantially all of the Company's assets. The agreement provides for a revolving credit line of $27,000,000, which expires on March 31, 2001. The interest rate on borrowings under this agreement is at various rates depending upon certain financial ratios, with the present rate substantially equivalent to the prime rate (8.25% at September 30, 1998). The Company has entered into an interest rate swap agreement for the $4,720,000 then outstanding under the revolving credit line at 7.6% in order to reduce the interest rate risk associated with these outstanding borrowings. The Company paid a facility fee of $20,000 and is required to pay a commitment fee of

         1/4% per annum of the average unused portion of the credit line.

         The terms of the agreement require compliance with certain covenants including minimum consolidated tangible net worth and pretax earnings, maintenance of certain financial ratios, limitations on capital expenditures and indebtedness and prohibition of the payment of cash dividends. In connection with the purchase of certain materials for use in manufacturing, the Company has a letter of credit facility of $2,000,000. At September 30, 1998, the Company's available unused line of credit was approximately $20,000,000 after consideration of the letter of credit.

 6.      Inventories
         -----------
         Inventories consist of the following:

                                            September 30,           June 30,
                                                1998                  1998
                                                      (In thousands)
                 Raw Materials               $ 14,835              $ 12,012
                 Work in Process               12,279                12,737
                 Finished Goods                 4,401                 5,102
                                            ---------              --------
                                             $ 31,515              $ 29,851

                                            =========              ========

 7.      Income Taxes
         ------------
         The Company is undergoing routine audits by various taxing authorities of several of its state and local income tax returns covering periods from 1994 to 1996. Management believes that the probable outcome of these various audits should not materially affect the consolidated financial statements of the Company.

 8.      Contingencies
         -------------
         A subsidiary of the Company whose operations were discontinued in 1991, is one of several defendants named in a personal injury action initiated in August, 1994, by a group of plaintiffs. The plaintiffs are seeking damages which cumulatively exceed $500 million. The complaint alleges, among other things, that the plaintiffs suffered injuries from exposure to substances contained in products sold by the subsidiary to one of its customers. This action is in the discovery stage. Based upon available information and considering its various defenses, together with its product liability insurance, in the opinion of management of the Company, the outcome of the action against its subsidiary will not have a materially adverse effect on the Company's consolidated financial statements.

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

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

      Aeroflex, founded in 1937, utilizes its advanced design, engineering and manufacturing capabilities to provide state-of-the-art microelectronic module, interconnect and testing solutions used in communication applications for commercial and defense markets. Its products are used in satellite, personal wireless, cable television ("CATV") and defense communications markets. It also designs and manufactures motion control systems and shock and vibration isolation systems used for commercial, industrial and defense applications. The Company's operations are grouped into three segments: Microelectronics; Test, Measurement and Other Electronics; and Isolator Products. The Company's consolidated financial statements include the accounts of Aeroflex and its subsidiaries, all of which are wholly-owned, except for Europtest, as discussed below.

      Effective September 1, 1998, the Company acquired 90% of the stock of Europtest, S.A. (France) for approximately $1,100,000. The purchase agreement also requires that the Company purchase the remaining 10% of Europtest pro rata over a three year period at prices determined based upon net sales of Europtest products. Europtest develops and sells specialized software-driven test equipment used primarily in cellular, satellite and other communications applications. The acquired company's net sales were approximately $1,900,000 for the year ended March 31, 1998.

      Approximately 42% and 50% of the Company's sales for fiscal years 1998 and 1997, respectively, were to agencies of the United States Government or to prime defense contractors or subcontractors of the United States Government. The Company's overall dependence on the defense market has been declining as a result of the growth of MIC Technology Corporation, which is more commercially oriented, and a focusing of resources towards developing standard products for the commercial market.

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

      In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure About Segments of an Enterprise and Related Information", which is effective for fiscal years beginning after December 15, 1997.

This statement establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. The Company adopted this standard effective July 1, 1998, as required, and does not believe the adoption will result in a material change to its segment disclosures in its fiscal 1999 annual financial statements.

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

Market Risk

      The Company is exposed to market risk related to changes in interest rates and, to an immaterial extent, to foreign currency exchange rates. Most of the Company's debt is at fixed rates of interest or at a variable rate with an interest rate swap agreement to effectively make it a fixed rate of interest. That debt which is subject to a floating rate of interest (30-day LIBOR) and is not hedged by an interest rate swap amounts to approximately $5.4 million at September 30, 1998. If market interest rates increase by 10 percent from levels at September 30, 1998, the effect on the Company's results of operations would not be material.

Year 2000 Compliance

      Management has initiated a company-wide program and has developed a formal plan of implementation to prepare the Company for the Year 2000. This includes taking actions designed to ensure that the Company's information technology ("IT") systems, products and infrastructure are Year 2000 compliant and that its customers, suppliers and service providers have taken similar action. The Company is in the process of evaluating its internal issues - all of its IT systems, products, equipment and other facilities systems - and modifying items that are not compliant. With respect to its external issues - customers, suppliers and service providers - the Company is surveying them primarily through written correspondence.

      The Company expects to incur internal staff costs, as well as consulting and other expenses, and believes the total costs to be incurred for all internal Year 2000 compliance related projects will not have a material impact on the Company's business, results of operations or financial condition. Management expects to complete its investigation, remediation and contingency planning activities for all mission critical systems and areas by early 1999, although there can be no assurance that it will. At this time, Management believes that the Company does not have any internal mission critical Year 2000 issues that it cannot remedy. With respect to mission critical third parties, in some instances the Company has protection under contracts and the Company intends to create contingency plans to mitigate its exposure in the event such third parties are not Year 2000 compliant. Despite its efforts to survey its customers, suppliers and service providers, Management cannot be certain as to the actual Year 2000 readiness of these third parties or the impact that any non-compliance on their part may have on the Company's business, results of operations or financial condition.


Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

      Net Sales. Net sales increased 32.4% to $31.6 million for the three months ended September 30, 1998 from $23.9 million for the three months ended September 30, 1997. Net sales in the Microelectronics segment increased 48.6% to $21.5 million for the three months ended September 30, 1998 from $14.5 million for the three months ended September 30, 1997 due to increased sales volume in both thin film interconnects and microelectronic modules. Net sales in the Test, Measurement and Other Electronics segment increased 16.0% to $5.7 million for the three months ended September 30, 1998 from $4.9 million for the three months ended September 30, 1997 primarily due to increased sales volume in both frequency synthesizers and high speed automatic test systems offset in part by decreased sales volume in stabilization and tracking devices. Net sales in the Isolator Products segment decreased 1.6% to $4.4 million for the three months ended September 30, 1998 from $4.5 million for the three months ended September 30, 1997.

      Gross Profit. Cost of sales includes materials, direct labor and overhead expenses such as engineering labor, fringe benefits, allocable occupancy costs, depreciation and manufacturing supplies. Gross profit increased 35.5% to $11.1 million for the three months ended September 30, 1998 from $8.2 million for the three months ended September 30, 1997. Gross margin increased to 35.2% for the three months ended September 30, 1998 from 34.4% for the three months ended September 30, 1997. The increase was primarily a result of increased margins in the Microelectronics segment reflecting the greater efficiencies of higher volume and a favorable sales mix in that segment.

      Selling, General and Administrative Costs. Selling, general and administrative costs include office and management salaries, fringe benefits, commissions and advertising costs. Selling, general and administrative costs increased 22.2% to $5.6 million (17.8% of net sales) for the three months ended September 30, 1998 from $4.6 million (19.3% of net sales) for the three months ended September 30, 1997. The increase was primarily due to labor related expenses, including salaries for additional hires.

      Research and Development Costs. Research and development costs consist of material, engineering labor and allocated overhead. Company sponsored research and development costs increased 99.5% to $2.0 million (6.3% of net sales) for the three months ended September 30, 1998 from $998,000 (4.2% of net sales) for the three months ended September 30,

1997. The increase was primarily attributable to the costs for development of a new low-cost, high speed, high performance frequency synthesizer intended for commercial communication test systems.

      Other Expense (Income). Interest expense decreased to $299,000 for the three months ended September 30, 1998 from $723,000 for the three months ended September 30, 1997, primarily due to reduced levels of borrowings. Other income was $303,000 for the three months ended September 30, 1998 including interest income of $297,000. Other expense was $83,000 for the three months ended September 30, 1997 comprised primarily of $102,000 of debenture redemption costs net of $14,000 of interest income. Interest income increased due to increased levels of cash equivalents. The reduced levels of borrowings and the increased levels of cash equivalents resulted from the net proceeds of $31.3 million from stock issued in a public offering completed in March 1998.

      Provision for Income Taxes. Income taxes recorded by the Company increased 92.3% to $1.3 million (an effective income tax rate of 35.6%) for the three months ended September 30, 1998 from $650,000 (an effective income tax rate of 36.1%) for the three months ended September 30, 1997. The income tax provisions for the two quarters differed from the amount computed by applying the U.S. Federal income tax rate to income before income taxes primarily due to state and local income taxes and research and development credits.

Liquidity and Capital Resources

      In March 1998, the Company sold 2,597,000 shares of its Common Stock in a public offering for $31,285,000, net of an underwriting discount of $1,973,000 and issuance costs of $496,000. Of these net proceeds, $9,639,000 was used to repay bank indebtedness. The balance of the net proceeds, which is included in cash and cash equivalents, will be used for general corporate purposes, including working capital, capital expenditures, facilities expansion and potential acquisitions. As of September 30, 1998, the Company had $53,120,000 in working capital.

      As of March 31, 1998, the Company replaced a previous agreement with a revised revolving credit agreement with two banks which is secured by substantially all of the Company's assets. The agreement provides for a revolving credit line of $27,000,000, which expires on March 31, 2001. The interest rate on borrowings under this agreement is at various rates depending upon certain financial ratios, with the present rate substantially equivalent to the prime rate (8.25% at September 30, 1998). The Company has entered into an interest rate swap agreement for the $4,720,000 then outstanding under the revolving credit line at 7.6% in order to reduce the interest rate risk associated with these outstanding borrowings. The Company paid a facility fee of $20,000 and is required to pay a commitment fee of 1/4% per annum of the average unused portion of the credit line.

      The terms of the agreement require compliance with certain covenants including minimum consolidated tangible net worth and pretax earnings, maintenance of certain financial ratios, limitations on capital expenditures and indebtedness and prohibition of the payment of cash dividends. In connection with the purchase of certain materials for use in manufacturing, the Company has a letter of credit facility of $2,000,000. At
September 30, 1998, the Company's available unused line of credit was approximately $20,000,000 after consideration of the letter of credit.

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

      The Company's order backlog at September 30, 1998 and 1997 was $78.5 million and $52.1 million, respectively.

      The Company's net cash provided by operating activities was $33,000 for the three months ended September 30, 1998 which was due to the continued profitability of the Company which was offset, in part, by reductions in accrued expenses and increases in inventories. Net cash used in investing activities was $3.7 million for the three months ended September 30, 1998, consisting primarily of $3.9 million for capital expenditures (including $2.5 million for the acquisition of a previously leased operating facility in Pearl River, New York) and $929,000 used to purchase Europtest offset, in part, by the proceeds from the sale of equipment of $1.0 million. Net cash used in financing activities was $881,000 for the three months ended September 30, 1998, consisting primarily of debt payments and the purchase of treasury stock.

      Management of the Company believes that internally generated funds and available lines of credit will be sufficient for its working capital requirements, capital expenditure needs and the servicing of its debt for at least the next twelve months.

Forward-Looking Statements

     All statements other than statements of historical fact included in this Report on Form 10-Q, including without limitation statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations, are forward-looking statements. When used in this Annual Report, words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. Actual results could differ materially from those contemplated by the forward-looking statements, as a result of certain factors, including but not limited to competitive factors and pricing pressures, changes in legal and regulatory requirements, technological change or difficulties, product development risks, commercialization difficulties and general economic conditions. Such statements reflect the current views of the Company with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of the Company.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES
                           PART II - OTHER INFORMATION


Item 1.       Legal Proceedings

              None

Item 2.       Changes in Securities

              On August 13, 1998, the Company declared a dividend distribution of one Preferred Share Purchase Right on each share of its common stock (the "New Preferred Purchase Rights"). The dividend was effective on the expiration of the Company's then outstanding Preferred Share Purchase Rights. Upon the occurrence of certain events, the New Preferred Purchase Rights enable stockholders to buy one-thousandth of a share of a new series of preferred stock (the "New Series A Preferred"). In connection with the adoption of the New Preferred Purchase Rights, the Company amended its Certificate of Incorporation to provide for the establishment of the New Series A Preferred. The New Series A Preferred replaced the then authorized preferred stock. The Company has reserved 25,000 shares of New Series A Preferred for issuance upon exercise of the New Preferred Purchase Rights. No shares of New Series A Preferred stock are issued and outstanding.

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



                                                 AEROFLEX INCORPORATED
                                                      (REGISTRANT)




November 6, 1998                            By:       s/Michael Gorin
                                                       Michael Gorin
                                             President, Chief Financial Officer
                                               and Principal Accounting Officer