Form 10-Q/A
period 1998-09-30
AEROFLEX INC
filed 1998-11-24
CIK 2601

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

                         Yes   X                      No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


November 6, 1998  17,558,526  shares (excluding 39,159 shares held in treasury)
--------------------------------------------------------------------------------
     (Date)                      (Number of Shares)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 AEROFLEX INCORPORATED
                                                      (REGISTRANT)



November 24, 1998                            By: s/Michael Gorin
                                                   Michael Gorin
                                             President, Chief Financial Officer
                                               and Principal Accounting Officer