Form 10-Q
period 1998-12-31
AEROFLEX INC
filed 1999-02-12
CIK 2601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------


                                    FORM 10-Q

                                    ---------


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended            December 31, 1998
                      -------------------------------------
Commission File Number 1-8037

                                    ---------


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


                                    ---------


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

February 9, 1999    17,785,419 shares (excluding 32,027 shares held in treasury)
--------------------------------------------------------------------------------
    (Date)                              (Number of Shares)

                              AEROFLEX INCORPORATED

                                AND SUBSIDIARIES


                                      INDEX
                                      -----

                                                              PAGE
                                                              ----
PART I:  FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS
 December 31, 1998 and June 30, 1998                           3-4

CONSOLIDATED STATEMENTS OF OPERATIONS
 Six Months Ended December 31, 1998 and 1997                    5

CONSOLIDATED STATEMENTS OF OPERATIONS
 Three Months Ended December 31, 1998 and 1997                  6

CONSOLIDATED STATEMENTS OF CASH FLOWS
 Six Months Ended December 31, 1998 and 1997                    7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     8-10

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS
    Six and Three Months Ended December 31, 1998 and 1997     11-15

PART II:  OTHER INFORMATION

ITEM 4 Submission of Matters to a Vote of Security Holders      16

ITEM 6 Exhibits and Reports on Form 8-K                         16

SIGNATURES                                                      17

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                            December 31,        June 30,
                                               1998              1998
                                            ------------        --------
                                                    (In thousands)

ASSETS
------
Current assets:
 Cash and cash equivalents                    $ 21,402          $ 24,408
 Accounts receivable, less allowance for
   doubtful accounts of $434,000 and $317,000   24,467            19,853
 Inventories                                    29,359            29,851
 Deferred income taxes                           2,283             1,861
 Prepaid expenses and other current assets       2,222             1,197
                                              --------          --------
   Total current assets                         79,733            77,170

Property, plant and equipment, at cost, net     29,111            26,994
Intangible assets acquired in connection with
  the purchase of businesses, net                8,118             7,578
Cost in excess of fair value of net assets
  of businesses acquired, net                    9,862             9,827
Other assets                                     3,267             2,532
                                              --------          --------
   Total assets                               $130,091          $124,101
                                              ========          ========

                 See notes to consolidated financial statements.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (continued)


                                                   December 31,        June 30,
                                                       1998             1998
                                                   ------------        --------
                                                          (In thousands)


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Current portion of long-term debt                $  1,777            $  1,755
  Accounts payable                                    5,145               6,668
  Accrued expenses and other current liabilities     10,627              12,932
  Income taxes payable                                2,108               1,850
                                                   --------            --------
    Total current liabilities                        19,657              23,205

Long-term debt                                       13,287               9,726
Deferred income taxes                                   982               1,156
Other long-term liabilities                           2,513               2,978
                                                   --------            --------
    Total liabilities                                36,439              37,065
                                                   --------            --------
Stockholders' equity:
 Preferred Stock, par value $.10 per share;
  authorized 1,000,000 shares:
   Series A Junior  Participating  Preferred
   Stock,  par value  $.10 per share,
   authorized 25,000 and 150,000 shares,
   none issued                                         -                   -
 Common Stock, par value $.10 per share;
  authorized 25,000,000 shares; issued
  17,706,000 and 17,378,000 shares                    1,771               1,738
 Additional paid-in capital                         102,335             100,481

 Accumulated deficit                                (10,110)            (15,178)
                                                   --------            --------
                                                     93,996              87,041

 Less:  Treasury stock, at cost (39,000 and
  1,000 shares)                                         344                   5
                                                   --------            --------
    Total stockholders' equity                       93,652              87,036
                                                   --------            --------
    Total liabilities and stockholders' equity     $130,091            $124,101
                                                   ========            ========

               See notes to consolidated financial statements.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                               Six Months Ended
                                                 December 31,
                                               ----------------
                                             1998              1997
                                           -------           -------
                                     (In thousands, except per share data)

Net sales                                  $ 67,826          $ 53,210
Cost of sales                                44,299            35,079
                                           --------          --------
  Gross profit                               23,527            18,131
                                           --------          --------
Selling, general and administrative costs    11,392            10,365
Research and development costs                4,294             2,029
                                           --------          --------
                                             15,686            12,394
                                           --------          --------
  Operating income                            7,841             5,737
                                           --------          --------
Other expense (income)
  Interest expense                              567             1,250
  Other expense (income)                       (544)               74
                                           --------          --------
    Total other expense (income)                 23             1,324
                                           --------          --------
Income before income taxes                    7,818             4,413

Provision for income taxes                    2,750             1,575
                                           --------          --------
Net income                                 $  5,068          $  2,838
                                           ========          ========
Net income per common share:
    -  Basic                                  $ .29            $ .21
                                              =====            =====
    -  Diluted                                $ .27            $ .19
                                              =====            =====
Weighted   average  number  of  common
  shares  and  common  share   equivalents
  outstanding:
    -  Basic                                 17,523           13,547
                                           ========          ========
    -  Diluted                               18,751           15,557
                                           ========          ========

                 See notes to consolidated financial statements.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Three Months Ended
                                                 December 31,
                                              ------------------
                                             1998              1997
                                           -------           -------
                                     (In thousands, except per share data)

Net sales                                  $ 36,197          $ 29,325
Cost of sales                                23,795            19,406
                                           --------          --------
  Gross profit                               12,402             9,919
                                           --------          --------
Selling, general and administrative costs     5,762             5,759
Research and development costs                2,303             1,031
                                           --------          --------
                                              8,065             6,790
                                           --------          --------
  Operating income                            4,337             3,129
                                           --------          --------
Other expense (income)
  Interest expense                              268               527
  Other expense (income)                       (241)               (9)
                                           --------          --------
  Total other expense (income)                   27               518
                                           --------          --------
Income before income taxes                    4,310             2,611

Provision for income taxes                    1,500               925
                                           --------          --------
Net income                                 $  2,810          $  1,686
                                           ========          ========
Net income per common share:
    -  Basic                                  $ .16             $ .12
                                              =====             =====
    -  Diluted                                $ .15             $ .11
                                              =====             =====
Weighted   average  number  of  common
 shares  and  common  share   equivalents
 outstanding:
    -  Basic                                 17,599            14,347
                                           ========          ========
    -  Diluted                               18,939            15,750
                                           ========          ========

                 See notes to consolidated financial statements

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Six Months Ended
                                                       December 31,
                                                    ----------------

                                                    1998           1997
                                                  -------        -------
                                                      (In thousands)

Cash Flows From Operating Activities:
 Net income                                       $ 5,068         $ 2,838
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                    3,046           2,511
   Amortization of deferred gain                     (294)           (338)
   Deferred income taxes                             (525)           (285)
   Other, net                                         139             124
 Change in operating  assets and  liabilities,
   net of effects from  purchase of
   business:
   Decrease (increase) in accounts receivable      (4,556)          3,624
   Decrease (increase) in inventories                 698          (7,265)
   Decrease (increase) in prepaid expenses
     and other assets                              (1,777)         (1,420)
   Increase (decrease) in accounts payable,
    accrued expenses and other long-term
    liabilities                                    (4,594)          1,880
   Increase (decrease) in income taxes payable      1,559           1,091
                                                  -------         -------
Net Cash Provided By (Used In)
 Operating Activities                              (1,236)          2,760
                                                  -------         -------
Cash Flows From Investing Activities:
  Payment for purchase of business, net of cash
   acquired                                          (968)           -
  Purchase of equipment, inventory and
    technology rights from Lucent Technologies       -             (4,435)
  Capital expenditures                             (5,472)         (1,348)
  Proceeds from sale of equipment                     967              47
  Other, net                                          (20)           (142)
                                                  -------         -------
Net Cash Provided By (Used In)
 Investing Activities                              (5,493)         (5,878)
                                                  -------         -------
Cash Flows From Financing Activities:
  Borrowings under debt agreements                  4,187           6,232
  Debt repayments                                    (796)         (3,439)
  Proceeds from the exercise of stock options
    and warrants                                      675             400
  Purchase of treasury stock                         (343)           -
                                                  -------         -------
Net Cash Provided By (Used In)
 Financing Activities                               3,723           3,193
                                                  -------         -------
Net Increase (Decrease) In Cash
  And Cash Equivalents                             (3,006)             75
Cash And Cash Equivalents At Beginning Of Period   24,408             600
                                                  -------         -------
Cash And Cash Equivalents At End Of Period        $21,402         $   675
                                                  =======         =======

              See notes to consolidated financial statements

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1.  Basis of Presentation
     ---------------------
     The consolidated balance sheet of Aeroflex Incorporated and Subsidiaries ("the Company") as of December 31, 1998 and the related consolidated statements of operations for the six and three months ended December 31, 1998 and 1997 and the consolidated statements of cash flows for the six months ended December 31, 1998 and 1997 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1998 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1998 annual report to shareholders. There have been no changes of significant accounting policies since June 30, 1998. Certain reclassifications have been made to previously reported financial statements to conform to current classifications.

     Results of operations for the six and three month periods are not necessarily indicative of results of operations for the corresponding years.

 2.  Common Stock Offering
     ---------------------
     In March 1998, the Company sold 2,597,000 shares of its Common Stock in a public offering for $31,285,000, net of an underwriting discount of $1,973,000 and issuance costs of $496,000. Of these net proceeds, $9,639,000 was used to repay bank indebtedness. The balance of the net proceeds, which is included in cash and cash equivalents, has been and will be used for general corporate purposes, including working capital, capital expenditures, facilities expansion and potential acquisitions.

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

     A reconciliation of the numerators and denominators of the Basic EPS and Diluted EPS calculations is as follows:

                                                                   Six Months
                                                                Ended December 31,
                                                                ------------------
                                                                  1998        1997
                                                                  ----        ----
                                                     (In thousands, except per share data)
     Computation of Adjusted Net Income:
     Net income for basic earnings per common share              $  5,068  $  2,838
     Add:  Debenture interest and amortization
       expense, net of income taxes                                  -          103
                                                                 --------  --------
     Adjusted net income for diluted
       earnings per common share                                 $  5,068  $  2,941
                                                                 ========  ========
     Computation of Adjusted Weighted Average
       Shares Outstanding:
     Weighted average shares outstanding                           17,523    13,547
     Add:  Shares assumed to be issued upon
       conversion of debentures                                      -          783
     Add:  Effect of dilutive options and warrants
       outstanding                                                  1,228     1,227
                                                                 --------  --------
     Weighted average shares and common share
       equivalents used for computation of
       diluted earnings per common share                           18,751    15,557
                                                                 ========  ========
     Net Income Per Common Share:
       Basic                                                        $ .29     $ .21
                                                                    =====     =====
       Diluted                                                      $ .27     $ .19
                                                                    =====     =====

                                                                   Three Months
                                                                Ended December 31,
                                                                ------------------
                                                                  1998       1997
                                                                  ----       ----
                                                       (In thousands, except per share data)
     Net income for basic and diluted earnings per
       common share                                              $  2,810  $  1,686
                                                                 ========  ========
     Computation of Adjusted Weighted Average
       Shares Outstanding:
     Weighted average shares outstanding                           17,599    14,347
     Add:  Shares assumed to be issued upon
       conversion of debentures                                      -           15
     Add:  Effect of dilutive options and warrants
       outstanding                                                  1,340     1,388
                                                                 --------  --------
     Weighted average shares and common share
       equivalents used for computation of
       diluted earnings per common share                           18,939    15,750
                                                                 ========  ========
     Net Income Per Common Share:
       Basic                                                        $ .16     $ .12
                                                                    =====     =====
       Diluted                                                      $ .15     $ .11
                                                                    =====     =====

 4.  Acquisition of Business
     -----------------------
     Effective September 1, 1998, the Company acquired 90% of the stock of Europtest, S.A. (France) for approximately $1,100,000. The purchase agreement also requires that the Company purchase the remaining 10% of Europtest pro rata over a three-year period at prices determined based upon net sales of Europtest products. Europtest develops and sells specialized software-driven test equipment used primarily in cellular, satellite and other communications applications. The acquired company's net sales were approximately $1,900,000 for the year ended March 31, 1998. On a pro forma basis, had the Europtest acquisition taken place as of the beginning of the periods presented, results of operations for those periods would not have been materially affected. The purchase price has been allocated to the assets acquired and liabilities assumed based on their fair values.

5.   Bank Loan Agreements
     --------------------
     As of March 31, 1998, the Company replaced a previous agreement with a revised revolving credit agreement with two banks which is secured by substantially all of the Company's assets. The agreement provides for a revolving credit line of $27,000,000, which expires on March 31, 2001. The interest rate on borrowings under this agreement is at various rates depending upon certain financial ratios, with the present rate substantially equivalent to the prime rate (7.75% at December 31, 1998). The Company entered into an interest rate swap agreement for the initial $4,720,000 outstanding under the revolving credit line at 7.6% in order to reduce the interest rate risk associated with these outstanding borrowings. The Company paid a facility fee of $20,000 and is required to pay a commitment fee of 1/4% per annum of the average unused portion of the credit line.

     The terms of the agreement require compliance with certain covenants including minimum consolidated tangible net worth and pretax earnings, maintenance of certain financial ratios, limitations on capital expenditures and indebtedness and prohibition of the payment of cash dividends. In connection with the purchase of certain materials for use in manufacturing, the Company has a letter of credit facility of $2,000,000. At December 31, 1998, the Company's available unused line of credit was approximately $20,000,000 after consideration of the letter of credit.

     On December 29, 1998, the Company financed the acquisition and renovation of the land and building of its Pearl River, NY facility and received proceeds amounting to $4,165,000. These borrowings are payable in quarterly installments of approximately $50,000 through 2019.

 6.  Inventories
     -----------
     Inventories consist of the following:

                                     December 31,         June 30,
                                        1998                1998
                                     ------------        ---------
                                             (In thousands)
                    Raw Materials     $ 14,850           $ 12,012
                    Work in Process     10,815             12,737
                    Finished Goods       3,694              5,102
                                      --------           --------
                                      $ 29,359           $ 29,851
                                      ========           ========

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

   Effective September 1, 1998, the Company acquired 90% of the stock of Europtest, S.A. (France) for approximately $1,100,000. The purchase agreement also requires that the Company purchase the remaining 10% of Europtest pro rata over a three-year period at prices determined based upon net sales of Europtest products. Europtest develops and sells specialized software-driven test equipment used primarily in cellular, satellite and other communications applications. The acquired company's net sales were approximately $1,900,000 for the year ended March 31, 1998.

     Approximately 42% and 50% of the Company's sales for fiscal years 1998 and 1997, respectively, were to agencies of the United States Government or to prime defense contractors or subcontractors of the United States Government. The Company's overall dependence on the defense market has been declining following its 1996 acquisition of MIC Technology and the resulting expansion of its microelectronics business which is more commercially oriented, and a focusing of resources towards developing standard products for the commercial market.

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

Market Risk

   The Company is exposed to market risk related to changes in interest rates and, to an immaterial extent, to foreign currency exchange rates. Some of the Company's debt is at fixed rates of interest or at a variable rate with an interest rate swap agreement to effectively make it a fixed rate of interest. That debt which is subject to a floating rate of interest and is not hedged by an interest rate swap amounts to approximately $9.4 million at December 31, 1998. The Company intends to enter into an interest rate swap agreement with respect to $4.2 million of this amount before the end of fiscal year 1999. If market interest rates increase by 10 percent from levels at December 31, 1998, the effect on the Company's results of operations would not be material.

Year 2000 Compliance

   Management has initiated a company-wide program and has developed a formal plan of implementation to prepare the Company for the Year 2000. This includes taking actions designed to ensure that the Company's information technology ("IT") systems, products and infrastructure are Year 2000 compliant and that its customers, suppliers and service providers have taken similar action. The Company is in the process of evaluating its internal issues - all of its IT systems, products, equipment and other facilities systems and modifying items that are not compliant. With respect to its external issues - customers, suppliers and service providers - the Company is surveying them primarily through written correspondence.

     The Company expects to incur internal staff costs, as well as consulting and other expenses, and believes the total costs to be incurred for all internal Year 2000 compliance related projects will not have a material impact on the Company's business, results of operations or financial condition. Management expects to complete its investigation, remediation and contingency planning activities for all mission critical systems and areas by the middle of calendar 1999, although there can be no assurance that it will. At this time, Management believes that the Company does not have any internal mission critical Year 2000 issues that it cannot remedy. With respect to mission critical third parties, in some instances the Company has protection under contracts and the Company has begun to create contingency plans to attempt to mitigate its exposure in the event such third parties are not Year 2000 compliant. Despite its efforts to survey its customers, suppliers and service providers, Management cannot be certain as to the actual Year 2000 readiness of these third parties or the impact that any non-compliance on their part may have on the Company's business, results of operations or financial condition, which impact may be material.

Results of Operations

Six Months  Ended  December 31, 1998  Compared to Six Months Ended  December 31,
1997

   Net Sales. Net sales increased 27.5% to $67.8 million for the six months ended December 31, 1998 from $53.2 million for the six months ended December 31, 1997. Net sales in the Microelectronics segment increased 28.1% to $42.3 million for the six months ended December 31, 1998 from $33.1 million for the six months ended December 31, 1997 due to increased sales volume in both thin film interconnects and microelectronic modules. Net sales in the Test, Measurement and Other Electronics segment increased 48.7% to $16.8 million for the six months ended December 31, 1998 from $11.3 million for the six months ended December 31, 1997 primarily due to increased sales volume in both frequency synthesizers (including shipments on the new Navy CASS program) and high speed automatic test systems (primarily satellite payload test equipment for Hughes Space and Communications) offset in part by decreased sales volume in stabilization and tracking devices. Net sales in the Isolator Products segment decreased 1.9% to $8.7 million for the six months ended December 31, 1998 from $8.8 million for the six months ended December 31, 1997.

   Gross Profit. Cost of sales includes materials, direct labor and overhead expenses such as engineering labor, fringe benefits, allocable occupancy costs, depreciation and manufacturing supplies. Gross profit increased 29.8% to $23.5 million for the six months ended December 31, 1998 from $18.1 million for the six months ended December 31, 1997. Gross margin increased to 34.7% for the six months ended December 31, 1998 from 34.1% for the six months ended December 31, 1997. The increase was primarily a result of increased margins in the Microelectronics segment reflecting the greater efficiencies of higher volume and a favorable sales mix in that segment.

   Selling, General and Administrative Costs. Selling, general and administrative costs include office and management salaries, fringe benefits, commissions and advertising costs. Selling, general and administrative costs increased 9.9% to $11.4 million (16.8% of net sales) for the six months ended December 31, 1998 from $10.4 million (19.5% of net sales) for the six months ended December 31, 1997. The increase was primarily due to labor related expenses, including salaries for additional hires.

   Research and Development Costs. Research and development costs consist of material, engineering labor and allocated overhead. Company sponsored research and development costs increased 111.6% to $4.3 million (6.3% of net sales) for the six months ended December 31, 1998 from $2.0 million (3.8% of net sales) for the six months ended December 31, 1997. The increase was primarily attributable to the costs for development of a new low-cost, high speed, high performance frequency synthesizer intended for commercial communication test systems.

   Other Expense (Income). Interest expense decreased to $567,000 for the six months ended December 31, 1998 from $1.3 million for the six months ended December 31, 1997, primarily due to reduced levels of borrowings. Other income of $544,000 for the six months ended December 31, 1998 consisted primarily of interest income. Other expense was $74,000 for the six months ended December 31, 1997 comprised primarily of $102,000 of debenture redemption costs net of $26,000 of interest income. Interest income increased due to increased levels of cash equivalents. The reduced levels of borrowings and the increased levels of cash equivalents resulted from the net proceeds of $31.3 million from stock issued in a public offering completed in March 1998.

   Provision for Income Taxes. Income taxes recorded by the Company increased 74.6% to $2.8 million (an effective income tax rate of 35.2%) for the six months ended December 31, 1998 from $1.6 million (an effective income tax rate of 35.7%) for the six months ended December 31, 1997. The income tax provisions for the two periods differed from the amount computed by applying the U.S. Federal income tax rate to income before income taxes primarily due to state and local income taxes and research and development credits.

Three Months Ended December 31, 1998 Compared to Three Months Ended December 31, 1997

   Net Sales. Net sales increased 23.4% to $36.2 million for the three months ended December 31, 1998 from $29.3 million for the three months ended December 31, 1997. Net sales in the Microelectronics segment increased 12.1% to $20.8 million for the three months ended December 31, 1998 from $18.6 million for the three months ended December 31, 1997 due to increased sales volume in both thin film interconnects and microelectronic modules. Net sales in the Test, Measurement and Other Electronics segment increased 73.8% to $11.1 million for the three months ended December 31, 1998 from $6.4 million for the three months ended December 31, 1997 primarily as a result of increased sales volume of frequency synthesizers (including shipments on the new Navy CASS program) and high speed automatic test systems (primarily satellite payload test equipment for Hughes Space and Communications). Net sales in the Isolator Products segment were $4.3 million for the three months ended December 31, 1998 and 1997.

   Gross Profit. Gross profit increased 25.0% to $12.4 million for the three months ended December 31, 1998 from $9.9 million for the three months ended December 31, 1997. Gross margin increased to 34.3% for the three months ended December 31, 1998 from 33.8% for the three months ended December 31, 1997. The increase was primarily a result of increased margins in the Microelectronics segment reflecting the greater efficiencies of higher volume.

   Selling, General and Administrative Costs. Selling, general and administrative costs were $5.8 million for the three months ended December 31, 1998 and 1997. Selling, general and administrative expenses represented 15.9% of net sales for the three months ended December 31, 1998 and 19.6% of net sales for the three months ended December 31, 1997.

   Research and Development Costs. Company sponsored research and development costs increased 123.4% to $2.3 million (6.4% of net sales) for the three months ended December 31, 1998 from $1.0 million (3.5% of net sales) for the three months ended December 31, 1997. The increase was primarily attributable to the development of a new low-cost, high speed, high performance frequency synthesizer intended for commercial communication test systems.

   Other Expense (Income). Interest expense decreased to $268,000 for the three months ended December 31, 1998 from $527,000 for the three months ended December 31, 1997, primarily due to reduced levels of borrowings. Other income, net was $241,000 for the three months ended December 31, 1998 including interest income of $248,000. Other income was $9,000 for the three months ended December 31, 1997. Interest income increased due to increased levels of cash equivalents. The reduced levels of borrowings and the increased levels of cash equivalents resulted from the net proceeds of $31.3 million from stock issued in a public offering completed in March 1998.

   Provision for Income Taxes. Income taxes recorded by the Company increased 62.2% to $1.5 million (an effective income tax rate of 34.8%) for the three months ended December 31, 1998 from $925,000 (an effective income tax rate of 35.4%) for the three months ended December 31, 1997. The income tax provisions for the two quarters differed from the amount computed by applying the U.S. Federal income tax rate to income before income taxes primarily due to state and local income taxes and research and development credits.

Liquidity and Capital Resources

     On December 29, 1998, the Company financed the acquisition and renovation of the land and building of its Pearl River, NY facility and received proceeds amounting to $4,165,000. These borrowings are payable in quarterly installments of approximately $50,000 through 2019.

     In March 1998, the Company sold 2,597,000 shares of its Common Stock in a public offering for $31,285,000, net of an underwriting discount of $1,973,000 and issuance costs of $496,000. Of these net proceeds, $9,639,000 was used to repay bank indebtedness. The balance of the net proceeds, which is included in cash and cash equivalents, has been and will be used for general corporate purposes, including working capital, capital expenditures, facilities expansion and potential acquisitions. As of December 31, 1998, the Company had $60,076,000 in working capital.

   As of March 31, 1998, the Company replaced a previous agreement with a revised revolving credit agreement with two banks which is secured by substantially all of the Company's assets. The agreement provides for a revolving credit line of $27,000,000, which expires on March 31, 2001. The interest rate on borrowings under this agreement is at various rates depending upon certain financial ratios, with the present rate substantially equivalent to the prime rate (7.75% at December 31, 1998). The Company entered into an interest rate swap agreement for the initial $4,720,000 outstanding under the revolving credit line at 7.6% in order to reduce the interest rate risk associated with these outstanding borrowings. The Company paid a facility fee of $20,000 and is required to pay a commitment fee of 1/4% per annum of the average unused portion of the credit line.

   The terms of the agreement require compliance with certain covenants including minimum consolidated tangible net worth and pretax earnings, maintenance of certain financial ratios, limitations on capital expenditures and indebtedness and prohibition of the payment of cash dividends. In connection with the purchase of certain materials for use in manufacturing, the Company has a letter of credit facility of $2,000,000. At December 31, 1998, the Company's available unused line of credit was approximately $20,000,000 after consideration of the letter of credit.

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

   The Company's order backlog at December 31, 1998 and 1997 was $83.3 million and $66.1 million, respectively.

   The Company's net cash used in operating activities was $1.2 million for the six months ended December 31, 1998 which was due to reductions in accounts payable and accrued liabilities and increases in accounts receivables which was offset, in part, by the continued profitability of the Company. Net cash used in investing activities was $5.5 million for the six months ended December 31, 1998, consisting primarily of $5.5 million for capital expenditures (including $2.5 million for the acquisition of a previously leased operating facility in Pearl River, NY) and $1.0 million used to purchase Europtest offset, in part, by the proceeds from the sale of equipment of $1.0 million under a sale-leaseback arrangement. Net cash provided by financing activities was $3.7 million for the six months ended December 31, 1998, consisting primarily of the financing of the Pearl River, NY facility for $4.2 million and proceeds from stock option and warrant exercises offset, in part, by debt payments and the purchase of treasury stock.

   Management of the Company believes that internally generated funds and available lines of credit will be sufficient for its working capital requirements, capital expenditure needs and the servicing of its debt for at least the next twelve months.

   On February 3, 1999, the Company announced that it had agreed with United Technologies Corporation's Hamilton Standard division to revise and extend its Letter of Intent of November 17, 1998 under which the parties are negotiating a definitive agreement for the Company to acquire the integrated circuit operations of UTMC Microelectronic Systems, Inc. ("UTMC"). The transaction, which is now expected to close by early March, 1999, remains subject to standard conditions, including that Aeroflex satisfactorily complete its due diligence investigation, obtain financing for a portion of the purchase price and obtain certain required approvals. UTMC is a leader in supplying radiation-hardened integrated circuits for satellite communications. UTMC's Commercial RadHard products, services and foundry partners are expected to complement Aeroflex' line of microelectronic module and interconnect products for the communications marketplace.

Forward-Looking Statements

   All statements other than statements of historical fact included in this Report on Form 10-Q, including without limitation statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations, are forward-looking statements. When used in this Report on Form 10-Q, words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. Actual results could differ materially from those contemplated by the forward-looking statements, as a result of certain factors, including but not limited to competitive factors and pricing pressures, changes in legal and regulatory requirements, technological change or difficulties, product development risks, commercialization difficulties, the ability of the Company to integrate the production facilities of UTMC, whether the acquisition will be consummated as anticipated and general economic conditions. Such statements reflect the current views of the Company with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of the Company.

     AEROFLEX INCORPORATED AND SUBSIDIARIES PART II - OTHER INFORMATION


Item 1. Legal Proceedings

      None

Item 2. Changes in Securities

      None

Item 3. Defaults upon Senior Securities

      None

Item 4.  Submission of Matters to a Vote of Security Holders

          A. The Registrant held its Annual Meeting of Stockholders on November 17, 1998.

          B. Four directors were elected at the Annual Meeting to serve until the Annual Meeting of Stockholders in 2001. The name of these Directors and votes cast in favor of their election and shares withheld are as follows:

           Name                         Votes For       Votes Withheld
           ----                         ---------       --------------
           Paul Abecassis               15,655,421         269,656
           Leonard Borow                15,655,421         269,656
           Milton Brenner               15,655,421         269,656
           Eugene Novikoff              15,654,421         270,656

       In addition to the election of directors, the stockholders approved to amend article FOURTH of the Certificate of Incorporation to increase the number of authorized shares of the Company from 26,000,000 to 41,000,000.

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



                                        AEROFLEX INCORPORATED
                                             (REGISTRANT)




February 9, 1999                 By:    /s/ Michael Gorin
                                     --------------------------------
                                            Michael Gorin
                                   President, Chief Financial Officer
                                     and Principal Accounting Officer