Form 10-Q
period 1999-03-31
AEROFLEX INC
filed 1999-05-13
CIK 2601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    ---------

                                    FORM 10-Q

                                    ---------

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended             March 31, 1999
                      -----------------------------
Commission File Number 1-8037


                             ----------------------

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

                              ---------------------



 *Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                          Yes    X          No
                               ----             ----

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

May 10, 1999        18,312,403 shares (excluding 15,993 shares held in treasury)
--------------------------------------------------------------------------------
  (Date)                              (Number of Shares)

                              AEROFLEX INCORPORATED

                                AND SUBSIDIARIES


                                      INDEX
                                      -----




                                                                        PAGE
                                                                        ----
PART I:  FINANCIAL INFORMATION
------   ---------------------
CONSOLIDATED BALANCE SHEETS
 March 31, 1999 and June 30, 1998                                       3-4

CONSOLIDATED STATEMENTS OF EARNINGS
 Nine Months Ended March 31, 1999 and 1998                               5

CONSOLIDATED STATEMENTS OF EARNINGS
 Three Months Ended March 31, 1999 and 1998                              6

CONSOLIDATED STATEMENTS OF CASH FLOWS
 Nine Months Ended March 31, 1999 and 1998                               7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                              8-12

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS
    Nine and Three Months Ended March 31, 1999 and 1998                13-19

PART II:  OTHER INFORMATION
-------   -----------------
ITEM 6 Exhibits and Reports on Form 8-K                                 20

SIGNATURES
                                                                        21

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                             March 31,         June 30,
                                               1999              1998
                                             ---------         --------
                                                   (In thousands)

ASSETS

Current assets:
 Cash and cash equivalents                    $  3,515          $ 24,408
 Accounts receivable, less allowance for
   doubtful accounts of $301,000 and $317,000   32,656            19,853
 Inventories                                    34,719            29,851
 Deferred income taxes                           5,139             1,861
 Prepaid expenses and other current assets       2,271             1,197
                                              --------          --------
   Total current assets                         78,300            77,170

Property, plant and equipment, at cost, net     49,788            26,994
Intangible assets acquired in connection with
  the purchase of businesses, net               14,154             7,578
Cost in excess of fair value of net assets
  of businesses acquired, net                   13,733             9,827
Other assets                                     4,013             2,532
                                              --------          --------
   Total assets                               $159,988          $124,101
                                              ========          ========

                 See notes to consolidated financial statements.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (continued)

                                                     March 31,           June 30,
                                                       1999                1998
                                                     ---------           --------
                                                            (In thousands)


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Current portion of long-term debt                  $  5,741            $ 1,755
  Accounts payable                                      8,793              6,668
  Accrued expenses and other current liabilities       15,353             12,932
  Income taxes payable                                  2,588              1,850
                                                     --------            -------
    Total current liabilities                          32,475             23,205

Long-term debt                                         26,209              9,726
Deferred income taxes                                   3,363              1,156
Other long-term liabilities                             2,447              2,978
                                                     --------            -------
    Total liabilities                                  64,494             37,065
                                                     --------            -------
Stockholders' equity:
 Preferred Stock, par value $.10 per share;
 authorized 1,000,000 shares:
   Series A Junior  Participating  Preferred
   Stock,  par value  $.10 per share,
   authorized 40,000 shares,
   none issued                                          -                   -
 Common Stock, par value $.10 per share;
  authorized 40,000,000 shares; issued
  17,927,000 and 17,378,000 shares                      1,793              1,738
 Additional paid-in capital                           103,900            100,481
 Accumulated deficit                                   (9,922)           (15,178)
                                                     --------            -------
                                                       95,771             87,041

 Less:  Treasury stock, at cost (32,000 and
  1,000 shares)                                           277                  5
                                                     --------            -------
    Total stockholders' equity                         95,494             87,036
                                                     --------            -------
    Total liabilities and stockholders' equity       $159,988           $124,101
                                                     ========           ========

                 See notes to consolidated financial statements.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                       Nine Months Ended
                                                            March 31,
                                                       -----------------
                                                       1999               1998
                                                     --------           --------
                                               (In thousands, except per share data)

Net sales                                            $108,430           $ 84,431
Cost of sales                                          69,504             55,417
                                                     --------           --------
  Gross profit                                         38,926             29,014
                                                     --------           --------
Selling, general and administrative costs              18,306             16,020
Research and development costs                          6,874              3,510
Acquired in-process research and development
  (Note 2)                                              3,500               -
                                                     --------           --------
                                                       28,680             19,530
                                                     --------           --------
  Operating income                                     10,246              9,484
                                                     --------           --------
Other expense (income)
  Interest expense                                      1,024              1,798
  Other expense (income)                                 (734)                41
                                                     --------           --------
    Total other expense (income)                          290              1,839
                                                     --------           --------
Income before income taxes                              9,956              7,645

Provision for income taxes                              4,700              2,750
                                                     --------           --------
Net income                                           $  5,256           $  4,895
                                                     ========           ========
Net income per common share and common
  share equivalent:
    -  Basic                                            $ .30              $ .35
                                                        =====              =====
    -  Diluted                                          $ .28              $ .32
                                                        =====              =====
Weighted average number of common
 shares and common share equivalents
 outstanding:
    -  Basic                                           17,628             13,948
                                                     ========           ========
    -  Diluted                                         18,973             15,749
                                                     ========           ========

                 See notes to consolidated financial statements.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                         Three Months Ended
                                                              March 31,
                                                         ------------------
                                                        1999               1998
                                                      --------          -------
                                                 (In thousands, except per share data)

Net sales                                             $ 40,604          $ 31,221
Cost of sales                                           25,205            20,338
                                                      --------          --------
  Gross profit                                          15,399            10,883
                                                      --------          --------
Selling, general and administrative costs                6,914             5,655
Research and development costs                           2,580             1,481
Acquired in-process research and development
  (Note 2)                                               3,500              -
                                                      --------          --------
                                                        12,994             7,136
                                                      --------          --------
  Operating income                                       2,405             3,747
                                                      --------          --------
Other expense (income)
  Interest expense                                         457               548
  Other expense (income)                                  (190)              (33)
                                                      --------          --------
  Total other expense (income)                             267               515
                                                      --------          --------
Income before income taxes                               2,138             3,232

Provision for income taxes                               1,950             1,175
                                                      --------          --------
Net income                                            $    188          $  2,057
                                                      ========          ========
Net income per common share and
  common share equivalent:
    -  Basic                                             $ .01             $ .14
                                                         =====             =====
    -  Diluted                                           $ .01             $ .13
                                                         =====             =====
Weighted average number of common
 shares and common share equivalents
 outstanding:
    -  Basic                                            17,839            14,749
                                                      ========          ========
    -  Diluted                                          19,416            16,132
                                                      ========          ========

                 See notes to consolidated financial statements.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Nine Months Ended
                                                              March 31,
                                                          -----------------
                                                           1999           1998
                                                         --------        -------
                                                              (In thousands)

Cash Flows From Operating Activities:
 Net income                                              $  5,256        $ 4,895
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Acquired in-process research and development             3,500           -
   Depreciation and amortization                            4,853          3,791
   Amortization of deferred gain                             (441)          (441)
   Deferred income taxes                                     (531)          (307)
   Other, net                                                  55            184
 Change in operating  assets and  liabilities,
   net of effects from  purchase of businesses:
   Decrease (increase) in accounts receivable              (8,946)         2,027
   Decrease (increase) in inventories                       2,386         (8,455)
   Decrease (increase) in prepaid expenses
     and other assets                                      (2,663)          (514)
   Increase (decrease) in accounts payable, accrued
    expenses and other long-term liabilities                  617          4,644
   Increase (decrease) in income taxes payable              3,129          1,584
                                                         --------        -------
Net Cash Provided By (Used In)
 Operating Activities                                       7,215          7,408
                                                         --------        -------
Cash Flows From Investing Activities:
  Payment for purchase of businesses, net of cash
    acquired                                              (43,475)          -
  Purchase of equipment, inventory and
    technology rights from Lucent Technologies               -            (4,435)
  Capital expenditures                                     (6,902)        (5,710)
  Proceeds from sale of equipment                             967            184
  Other, net                                                  (10)          (149)
                                                         --------        -------
Net Cash Provided By (Used In)
 Investing Activities                                     (49,420)       (10,110)
                                                         --------        -------
Cash Flows From Financing Activities:
  Proceeds from issuance of common shares in
    public offering                                          -            31,781
  Costs in connection with public offering                   -              (496)
  Borrowings under debt agreements                         24,188          6,232
  Debt repayments                                          (3,910)       (13,380)
  Proceeds from the exercise of stock options
    and warrants                                            1,377          1,106
  Purchase of treasury stock                                 (343)          -
                                                         --------        -------
Net Cash Provided By (Used In)
 Financing Activities                                      21,312         25,243
                                                         --------        -------
Net Increase (Decrease) In Cash
  And Cash Equivalents                                    (20,893)        22,541
Cash And Cash Equivalents At Beginning Of Period           24,408            600
                                                         --------        -------
Cash And Cash Equivalents At End Of Period               $  3,515        $23,141
                                                         ========        =======

                 See notes to consolidated financial statements.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation
     ---------------------
     The consolidated balance sheet of Aeroflex Incorporated and Subsidiaries ("the Company") as of March 31, 1999 and the related consolidated statements of earnings for the nine and three months ended March 31, 1999 and 1998 and the consolidated statements of cash flows for the nine months ended March 31, 1999 and 1998 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments and the adjustments referred to in Note 2) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1999 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1998 annual report to shareholders. There have been no changes of significant accounting policies since June 30, 1998. Certain reclassifications have been made to previously reported financial statements to conform to current classifications.

     Results of operations for the nine and three month periods are not necessarily indicative of results of operations for the corresponding years.

2.   Acquisition of Businesses
     -------------------------
     UTMC
     ----
     Effective February 25, 1999, the Company acquired all of the outstanding stock of UTMC Microelectronic Systems, Inc. ("UTMC") for $42.5 million of cash. The purchase price was paid with available cash of $22.5 million and borrowings under the Company's bank loan agreement of $20.0 million. UTMC is a supplier of radiation-tolerant integrated circuits for satellite communications. The acquired company's net sales were approximately $33.4 million for the year ended December 31, 1998.

     The Company had commissioned an independent asset valuation study of acquired tangible and identifiable intangible assets to serve as a basis for allocation of the purchase price. Based on this study, the Company allocated the purchase price and acquisition costs, of approximately $500,000, as follows:

                                                            (In thousands)
               Net tangible assets                              $29,220
               Identifiable intangible assets                     6,300
               Excess costs over fair value of net assets         3,980
               In-process research and development                3,500
                                                                -------
                                                                $43,000
                                                                =======

     The identifiable intangible assets include existing technology, customer relationships and assembled work force. The intangibles are being amortized on a straight-line basis over 6 to 15 years based on the study described above. The acquired in-process research and development was not considered to have reached technological feasibility and, in accordance with generally accepted accounting principles, the value of such was expensed in the third quarter of fiscal 1999.

     Summarized below are the unaudited pro forma results of operations of the Company as if UTMC had been acquired at the beginning of the fiscal periods presented. The $3.5 million write-off has been included in the March 31, 1999 pro forma income but not the March 31, 1998 pro forma income in order to provide comparability to the respective historical periods.

                                             Pro Forma Nine Months
                                                 Ended March 31,
                                       -----------------------------------
                                             1999           1998
                                             ----           ----
                                      (In thousands, except per share data)

     Net Sales                            $ 128,475    $   112,137
     Net Income                               4,968          7,347

     Earnings Per Share
       Basic                                $   .28       $    .53
       Diluted                                  .26            .47

     The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of the periods presented or of future operating results of the combined companies.

     Europtest
     ---------
     Effective September 1, 1998, the Company acquired 90% of the stock of Europtest, S.A. (France) for approximately $1.1 million. The purchase agreement also requires that the Company purchase the remaining 10% of Europtest pro rata over a three-year period at prices determined based upon net sales of Europtest products. Europtest develops and sells specialized software-driven test equipment used primarily in cellular, satellite and other communications applications. The acquired company's net sales were approximately $1.9 million for the year ended March 31, 1998. On a pro forma basis, had the Europtest acquisition taken place as of the beginning of the periods presented, results of operations for those periods would not have been materially affected. The purchase price has been allocated to the assets acquired and liabilities assumed based on their fair values.

 3.  Common Stock Offering
     ---------------------
     In March 1998, the Company sold 2.6 million shares of its Common Stock in a public offering for $31.3 million, net of an underwriting discount of $2.0 million and issuance costs of $496,000. Of these net proceeds, $9.6 million was used to repay bank indebtedness. The balance of the net proceeds was used primarily for the acquisition of UTMC.

4.   Earnings Per Share
     ------------------
     In accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share", earnings per common share ("Basic EPS") is computed by dividing net income by the weighted average common shares outstanding. Earnings per common share, assuming dilution ("Diluted EPS") is computed by dividing net income plus a pro forma addback of debenture interest by the weighted average common shares outstanding plus potential dilution from the conversion of debentures and the exercise of stock options and warrants.

A reconciliation of the numerators and denominators of the Basic EPS and Diluted EPS calculations is as follows:

                                                                    Nine Months
                                                                   Ended March 31,
                                                                   ---------------
                                                                   1999      1998
                                                                   ----      ----
                                                      (In thousands, except per share data)

     Computation of Adjusted Net Income:
     Net income for basic earnings per common share              $  5,256  $  4,895
     Add:  Debenture interest and amortization
       expense, net of income taxes                                  -          103
                                                                 --------  --------
    Adjusted net income for diluted
       earnings per common share                                 $  5,256  $  4,998
                                                                 ========  ========
     Computation of Adjusted Weighted Average
       Shares Outstanding:
     Weighted average shares outstanding                           17,628    13,948
     Add:  Shares assumed to be issued upon
       conversion of debentures                                      -          522
     Add:  Effect of dilutive options and warrants
       outstanding                                                  1,345     1,279
                                                                 --------  --------
     Weighted average shares and common share
       equivalents used for computation of
       diluted earnings per common share                           18,973    15,749
                                                                 ========  ========
     Net Income Per Common Share:
       Basic                                                        $ .30     $ .35
                                                                    =====     =====
       Diluted                                                      $ .28     $ .32
                                                                    =====     =====

                                                                    Three Months
                                                                   Ended March 31,
                                                                   ---------------
                                                                   1999      1998
                                                                   ----      ----
                                                      (In thousands, except per share data)

      Net income for basic and diluted earnings per
       common share                                              $    188  $  2,057
                                                                 ========  ========
     Computation of Adjusted Weighted Average
       Shares Outstanding:
     Weighted average shares outstanding                           17,839    14,749
     Add:  Effect of dilutive options and warrants
       outstanding                                                  1,577     1,383
                                                                 --------  --------
     Weighted average shares and common share
       equivalents used for computation of
       diluted earnings per common share                           19,416    16,132
                                                                 ========  ========
     Net Income Per Common Share:
       Basic                                                        $ .01     $ .14
                                                                    =====     =====
       Diluted                                                      $ .01     $ .13
                                                                    =====     =====

5.   Bank Loan Agreements
     --------------------
     As of February 25, 1999, the Company replaced a previous agreement with a revised revolving credit, term loan and mortgage agreement with two banks which is secured by substantially all of the Company's assets not otherwise encumbered. The agreement provides for a revolving credit line of $23.0 million, a term loan of $20.0 million and a mortgage on its Plainview property for $4.5 million. The revolving credit and term loans expire in December 2002. The term loan is payable in quarterly installments of $1.25 million beginning September 30, 1999 with final payment on December 31, 2002. As of March 31, 1999, the outstanding term loan was $17.5 million. The interest rate on borrowings under this agreement is at various rates depending upon certain financial ratios, with the current rate substantially equivalent to LIBOR (approximately 5.0% at March 31, 1999) plus 1.50% on the revolving credit borrowings and LIBOR plus 1.75% on the term loan borrowings. The Company paid a facility fee of $100,000 and is required to pay a commitment fee of .25% per annum of the average unused portion of the credit line. The Company mortgaged its Plainview, NY property in the amount of $4.5 million. This mortgage is payable in monthly installments of approximately $26,000 through March, 2008 and a balloon payment of $1.6 million in April 2008. The interest rate under this agreement is at various rates depending upon certain financial ratios, with the current rate substantially equivalent to LIBOR plus 1.50%.

     The terms of the agreement require compliance with certain covenants including minimum consolidated tangible net worth and pretax earnings, maintenance of certain financial ratios, limitations on capital expenditures and indebtedness and prohibition of the payment of cash dividends. In connection with the purchase of certain materials for use in manufacturing, the Company has a letter of credit facility of $2.0 million. At March 31, 1999, the Company's available unused line of credit was approximately $21.0 million after consideration of the letter of credit.

     On December 29, 1998, the Company financed the acquisition and renovation of the land and building of its Pearl River, NY facility and received proceeds amounting to $4.2 million. These borrowings are payable in annual installments of approximately $200,000 through 2019.

 6.  Inventories
     -----------
     Inventories consist of the following:

                                      March 31,           June 30,
                                        1999               1998
                                      ---------           --------
                                             (In thousands)
                    Raw Materials     $ 19,705           $ 12,012
                    Work in Process     11,864             12,737
                    Finished Goods       3,150              5,102
                                      --------           --------
                                      $ 34,719           $ 29,851
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

 9.  Conversion of 7-1/2% Debentures
     -------------------------------
     On September 8, 1997, the Company called for the redemption of all of its outstanding 7-1/2% Senior Subordinated Convertible Debentures ($10.0 million) at 104-1/2% of the principal amount. As of October 1997, all of the principal amount outstanding was converted into Common Stock at $5-5/8 per share. In connection with the conversions, $599,000 of deferred bond issuance costs were charged to additional paid-in capital.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

   Aeroflex, founded in 1937, utilizes its advanced design, engineering and manufacturing capabilities to provide state-of-the-art microelectronic module, integrated circuit, interconnect and testing solutions used in communication applications for commercial and defense markets. Its products are used in satellite, personal wireless, cable television ("CATV") and defense communications markets. It also designs and manufactures motion control systems and shock and vibration isolation systems used for commercial, industrial and defense applications. The Company's operations are grouped into three segments:
Microelectronics; Test, Measurement and Other Electronics; and Isolator Products. The Company's consolidated financial statements include the accounts of Aeroflex and its subsidiaries, all of which are wholly-owned, except for Europtest, as discussed below.

   Effective February 25, 1999, the Company acquired all of the outstanding stock of UTMC Microelectronic Systems, Inc. ("UTMC") for $42.5 million of cash. Prior to the acquisition, UTMC distributed by dividend to its then-parent, United Technologies Corporation, the assets and United Technologies assumed the liabilities of the circuit card assembly portion of UTMC's business. The purchase price was paid with available cash of $22.5 million and borrowings under the Company's bank loan agreement of $20.0 million. UTMC is a leader in supplying radiation-tolerant integrated circuits for satellite communications. The acquired company's net sales, excluding the circuit card assembly business, were approximately $33.4 million for the year ended December 31, 1998.

   Effective September 1, 1998, the Company acquired 90% of the stock of Europtest, S.A. (France) for approximately $1.1 million. The purchase agreement also requires that the Company purchase the remaining 10% of Europtest pro rata over a three-year period at prices determined based upon net sales of Europtest products. Europtest develops and sells specialized software-driven test equipment used primarily in cellular, satellite and other communications applications. The acquired company's net sales were approximately $1.9 million for the year ended March 31, 1998.

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

Market Risk

   The Company is exposed to market risk related to changes in interest rates and, to an immaterial extent, foreign currency exchange rates. Some of the Company's debt is at fixed rates of interest or at a variable rate with an interest rate swap agreement to effectively make it a fixed rate of interest. That debt which is subject to a floating rate of interest (30-day LIBOR) and is not hedged by an interest rate swap amounts to approximately $26.7 million at March 31, 1999. If market interest rates increase by 10 percent from levels at March 31, 1999, the effect on the Company's results of operations would not be material.

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

     The Company has completed substantially all of its investigation, remediation and contingency planning activities for all mission critical systems and areas. The Company has received written correspondence from substantially all mission critical third parties indicating their compliance but has also created contingency plans such as increasing inventory levels and identifying alternative sources. Despite its efforts to survey its customers, suppliers and service providers, management cannot be certain as to the actual Year 2000 readiness of these third parties or the impact that any non-compliance on their part may have on the Company's business, results of operations or financial condition, which impact may be material.

Results of Operations

Nine Months Ended March 31, 1999 Compared to Nine Months Ended March 31, 1998

   Net Sales. Net sales increased 28.4% to $108.4 million for the nine months ended March 31, 1999 from $84.4 million for the nine months ended March 31, 1998. Net sales in the Microelectronics segment increased 29.3% to $68.1 million for the nine months ended March 31, 1999 from $52.7 million for the nine months ended March 31, 1998 due to increased sales volume in both microelectronic modules and thin film interconnects and due to the acquisition of UTMC at the end of February 1999. Net sales in the Test, Measurement and Other Electronics segment increased 49.4% to $26.9 million for the nine months ended March 31, 1999 from $18.0 million for the nine months ended March 31, 1998 primarily due to increased sales volume in both frequency synthesizers (including shipments on the new Navy CASS program) and high speed automatic test systems (primarily satellite payload test equipment for Hughes Space and Communications) and due to the acquisition of Europtest in September 1998 offset in part by decreased sales volume in stabilization and tracking devices. Net sales in the Isolator Products segment decreased 2.5% to $13.4 million for the nine months ended March 31, 1999 from $13.7 million for the nine months ended March 31, 1998.

   Gross Profit. Cost of sales includes materials, direct labor and overhead expenses such as engineering labor, fringe benefits, allocable occupancy costs, depreciation and manufacturing supplies. Gross profit increased 34.2% to $38.9 million for the nine months ended March 31, 1999 from $29.0 million for the nine months ended March 31, 1998. Gross margin increased to 35.9% for the nine months ended March 31, 1999 from 34.4% for the nine months ended March 31, 1998. The increase was primarily a result of increased margins in the Microelectronics segment reflecting the greater efficiencies of higher volume and a favorable sales mix in that segment.

   Selling, General and Administrative Costs. Selling, general and administrative costs include office and management salaries, fringe benefits, commissions and advertising costs. Selling, general and administrative costs increased 14.3% to $18.3 million (16.9% of net sales) for the nine months ended March 31, 1999 from $16.0 million (19.0% of net sales) for the nine months ended March 31, 1998. The increase was primarily due to labor related expenses, including salaries for additional hires.

   Research and Development Costs. Research and development costs consist of material, engineering labor and allocated overhead. Company sponsored research and development costs (exclusive of the charge for acquired in-process research and development) increased 95.8% to $6.9 million (6.3% of net sales) for the nine months ended March 31, 1999 from $3.5 million (4.2% of net sales) for the nine months ended March 31, 1998. The increase was primarily attributable to the costs for development of a new low-cost, high speed, high performance frequency synthesizer intended for commercial communication test systems.

   Acquired In-Process Research and Development. In connection with the acquisition of UTMC, the Company allocated $3.5 million of the purchase price to incomplete research and development projects. This allocation represents the estimated fair value based on future cash flows that have been adjusted by the projects' completion percentage. At the acquisition date, the development of these projects had not yet reached technological feasibility and the R&D in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

   The Company used an independent third-party appraiser to assess and value the in- process research and development. The value assigned to this asset was determined by identifying significant research projects for which technological feasibility had not been established. In the case of UTMC, this included the design, development, and testing activities associated with its Commercial Products, Data Bus Products, Radiation Hardened ("RadHard") Products and ASIC
Products.  The  research  and  development  projects  are  associated  with  the introduction of several new products as well as specific significant enhancements to existing products. Valuation of development efforts in the future has been excluded from the R&D appraisal.

   The nature of the efforts to develop the acquired in-process technology into a commercially viable product relate to the completion of all planning, designing, and prototyping and testing activities that are necessary to establish that the proposed technologies meet their design specifications including functional, technical and economic performance requirements.

   The value assigned to purchased in-process technology was determined by estimating the contribution of the purchased in-process technology in developing a commercially viable product, estimating the resulting net cash flows from the expected sales of such a product, and discounting the net cash flows to their present value using an appropriate discount rate.

   Revenue growth rates for UTMC were estimated by the third party appraiser based on a detailed forecast prepared by management, as well as the appraiser's discussions with finance, marketing and engineering representatives of Aeroflex and UTMC. Allocation of total UTMC projected revenues to in-process R&D was based on the appraiser's discussions with Aeroflex and UTMC management. A significant portion of UTMC's future revenues is expected to originate from the sale of products that are not yet completed. However, UTMC's existing products and technologies are expected to generate sales through 2008. Management believes that sales of the new products, if successfully completed, would begin in the later half of 1999.

   Selling, general and administrative expenses and profitability estimates were determined based on management forecasts as well as an analysis of comparable companies' margin expectations.

   The projections utilized in the transaction pricing and purchase price allocation exclude the potential synergistic benefits related specifically to Aeroflex's ownership. Due to the relatively early stage of the development and reliance on future, unproven products and technologies, the cost of capital (discount rate) for UTMC was estimated using venture capital rates of return. Due to the nature of the forecast and the risks associated with the projected growth and profitability of the development projects, a discount rate of 45 percent was used to discount cash flows from the in-process products. This discount rate is commensurate with UTMC's market position, the uncertainties in the economic estimates described above, the inherent uncertainty surrounding the successful development of the purchased in-process technology, the useful life of such technology, the profitability levels of such technology, and the uncertainty related to technological advances that could render even UTMC's development stage technologies obsolete.

   The Company believes that the foregoing assumptions used in the forecasts were reasonable at the time of the acquisition. No assurance can be given, however, that the underlying assumptions used to estimate sales, development costs or profitability, or the events associated with such projects will transpire as estimated. For these reasons, actual results may vary from projected results.

   Remaining development efforts for UTMC's R&D include various phases of design, development, and testing. Anticipated completion dates for the projects in progress will occur in 1999 at which time the Company expects to begin generating the economic benefits from the technologies. Funding for such projects is expected to come from internally generated sources.

   As evidenced by the continued support of the development of its projects, management believes the Company has a reasonable chance of successfully completing the R&D programs. However, as with all of Aeroflex's technology development, there is risk associated with the completion of the UTMC R&D projects, and there is no assurance that technological or commercial success will be achieved.

   If the development of UTMC's in-process research and development project is unsuccessful, the sales and profitability of the Company may be adversely affected in future periods. Commercial results are also subject to certain market events, and risks, which are beyond the Company's control, such as trends in technology, changes in government regulation, market size and growth, and product introduction or other actions by competitors.

   Other Expense (Income). Interest expense decreased to $1.0 million for the nine months ended March 31, 1999 from $1.8 million for the nine months ended March 31, 1998, primarily due to reduced levels of borrowings throughout most of the current period. Other income of $734,000 for the nine months ended March 31, 1999 consisted primarily of interest income. Other expense was $41,000 for the nine months ended March 31, 1998 comprised primarily of $102,000 of debenture redemption costs net of $62,000 of interest income. Interest income increased due to increased levels of cash equivalents throughout most of the current period. The reduced levels of borrowings and the increased levels of cash equivalents resulted from the net proceeds of $31.3 million from stock issued in a public offering completed in March 1998. In connection with the acquisition of UTMC at the end of February 1999, the Company used most of its cash equivalents and increased its borrowings by $20.0 million.

   Provision for Income Taxes. Income taxes recorded by the Company increased 70.9% to $4.7 million (an effective income tax rate of 34.9%, exclusive of the special charge) for the nine months ended March 31, 1999 from $2.8 million (an effective income tax rate of 36.0%) for the nine months ended March 31, 1998. The income tax provisions for the two periods differed from the amount computed by applying the U.S. Federal income tax rate to income before income taxes primarily due to state and local income taxes and research and development credits.

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

   Net Sales. Net sales increased 30.1% to $40.6 million for the three months ended March 31, 1999 from $31.2 million for the three months ended March 31, 1998. Net sales in the Microelectronics segment increased 31.4% to $25.8 million for the three months ended March 31, 1999 from $19.6 million for the three months ended March 31, 1998 primarily due to increased sales volume of microelectronic modules and as a result of the acquisition of UTMC at the end of February 1999. Net sales in the Test, Measurement and Other Electronics segment increased 50.6% to $10.1 million for the three months ended March 31, 1999 from $6.7 million for the three months ended March 31, 1998 primarily as a result of increased sales volume of frequency synthesizers (including shipments on the new Navy CASS program). Net sales in the Isolator Products segment decreased 3.6% to $4.7 million for the three months ended March 31, 1999 from $4.9 million for the three months ended March 31, 1998.

   Gross Profit. Gross profit increased 41.5% to $15.4 million for the three months ended March 31, 1999 from $10.9 million for the three months ended March 31, 1998. Gross margin increased to 37.9% for the three months ended March 31, 1999 from 34.9% for the three months ended March 31, 1998. The increase was primarily a result of increased margins in the Microelectronics segment reflecting the greater efficiencies of higher volume and because UTMC generally has higher margins than the balance of the Company.

   Selling, General and Administrative Costs. Selling, general and administrative costs increased 22.3% to $6.9 million (17.0% of net sales) for the three months ended March 31, 1999 from $5.7 million (18.1% of net sales) for the three months ended March 31, 1998. The increase was primarily due to the addition of UTMC expenses.

   Research and Development Costs. Company sponsored research and development costs (exclusive of the charge for acquired in-process research and development) increased 74.2% to $2.6 million (6.4% of net sales) for the three months ended March 31, 1999 from $1.5 million (4.7% of net sales) for the three months ended March 31, 1998. The increase was primarily attributable to the acquisition of UTMC, since UTMC generally has a larger amount of research and development costs.

   Acquired In-Process Research and Development. In connection with the Company's purchase of UTMC, the Company allocated $3.5 million of the purchase price to in-process research and development. Since the research and development projects had not reached technological feasability, this $3.5 million was charged to expense in the third quarter of fiscal 1999 in accordance with generally accepted accounting principles.

   Other Expense (Income). Interest expense decreased to $457,000 for the three months ended March 31, 1999 from $548,000 for the three months ended March 31, 1998, primarily due to reduced levels of borrowings throughout most of the current quarter. Other income, net was $190,000 for the three months ended March 31, 1999 including interest income of $184,000. Other income was $33,000 for the three months ended March 31, 1998. Interest income increased due to increased levels of cash equivalents throughout most of the current quarter. The reduced levels of borrowings and the increased levels of cash equivalents resulted from the net proceeds of $31.3 million from stock issued in a public offering completed in March 1998. In connection with the acquisition of UTMC at the end of February 1999, the Company used most of its cash equivalents and increased its borrowings by $20.0 million.

   Provision for Income Taxes. Income taxes recorded by the Company increased 66.0% to $2.0 million (an effective income tax rate of 34.6% exclusive of the special charge) for the three months ended March 31, 1999 from $1.2 million (an effective income tax rate of 36.4%) for the three months ended March 31, 1998. The income tax provisions for the two quarters differed from the amount computed by applying the U.S. Federal income tax rate to income before income taxes primarily due to state and local income taxes and research and development credits.

Liquidity and Capital Resources

   As of February 25, 1999, the Company replaced a previous agreement with a revised revolving credit, term loan and mortgage agreement with two banks which is secured by substantially all of the Company's assets not otherwise encumbered. The agreement provides for a revolving credit line of $23.0 million, a term loan of $20.0 million and a mortgage on its Plainview property for $4.5 million. The revolving credit and term loans expire in December 2002. The term loan is payable in quarterly installments of $1.25 million beginning September 30, 1999 with final payment on December 31, 2002. As of March 31, 1999, the outstanding term loan was $17.5 million. The interest rate on borrowings under this agreement is at various rates depending upon certain financial ratios, with the current rate substantially equivalent to LIBOR (approximately 5.0% at March 31, 1999) plus 1.50% on the revolving credit borrowings and LIBOR plus 1.75% on the term loan borrowings. The Company paid a facility fee of $100,000 and is required to pay a commitment fee of .25% per annum of the average unused portion of the credit line. The Company mortgaged its Plainview, NY property in the amount of $4.5 million. This mortgage is payable in monthly installments of approximately $26,000 through March, 2008 and a balloon payment of $1.6 million in April 2008. The interest rate under this agreement is at various rates depending upon certain financial ratios, with the current rate substantially equivalent to LIBOR plus 1.50%.

   The terms of the agreement require compliance with certain covenants including minimum consolidated tangible net worth and pretax earnings, maintenance of certain financial ratios, limitations on capital expenditures and indebtedness and prohibition of the payment of cash dividends. In connection with the purchase of certain materials for use in manufacturing, the Company has a letter of credit facility of $2.0 million. At March 31, 1999, the Company's available unused line of credit was approximately $21.0 million after consideration of the letter of credit.

   On December 29, 1998, the Company financed the acquisition and renovation of the land and building of its Pearl River, NY facility and received proceeds amounting to $4.2 million. These borrowings are payable in annual installments of approximately $200,000 payable through 2019.

   In March 1998, the Company sold 2.6 million shares of its Common Stock in a public offering for $31.3 million, net of an underwriting discount of $2.0 million and issuance costs of $496,000. Of these net proceeds, $9.6 million was used to repay bank indebtedness. The balance of the net proceeds was used primarily for the acquisition of UTMC.

   During June 1994, the Company completed a sale of $10.0 million principal amount of 7- 1/2% Senior Subordinated Convertible Debentures ("Debentures"). On September 8, 1997, the Company called for redemption all of its outstanding Debentures at 104-1/2% of the principal amount. The Debentures were convertible into the Company's Common Stock at a price of $5-5/8 per share through October 6, 1997. As of October 1997, all of the principal amount outstanding was converted into Common Stock.

   The Company's order backlog at March 31, 1999 and 1998 was $92.1 million and $69.4 million, respectively.

   As of March 31, 1999, the Company had $45.8 million in working capital. The Company's net cash provided by operating activities was $7.2 million for the nine months ended March 31, 1999. Net cash used in investing activities was $49.4 million for the nine months ended March 31, 1999, consisting primarily of $43.5 million for the acquisition of both UTMC and Europtest and $6.9 million for capital expenditures (including $2.5 million for the acquisition of a previously leased operating facility in Pearl River, NY) offset by the proceeds from the sale of equipment of $1.0 million under a sale-leaseback arrangement. Net cash provided by financing activities was $21.3 million for the nine months ended March 31, 1999, consisting primarily of the proceeds of $20.0 million from the revised revolving credit and term loan facility and $4.2 million from the financing of the Pearl River, NY facility, offset, in part, by debt payments of $3.9 million.

   Management of the Company believes that internally generated funds and available lines of credit will be sufficient for its working capital requirements, capital expenditure needs and the servicing of its debt for at least the next twelve months.

Forward-Looking Statements

   All statements other than statements of historical fact included in this Report on Form 10-Q, including without limitation statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations, are forward-looking statements. When used in this Report on Form 10-Q, words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to the Company or its management, identify forward- looking statements. Such forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. Actual results could differ materially from those contemplated by the forward-looking statements, as a result of certain factors, including but not limited to competitive factors and pricing pressures, changes in legal and regulatory requirements, technological change or difficulties, product development risks, commercialization difficulties, the ability of the Company to integrate the production facilities of UTMC, and general economic conditions. Such statements reflect the current views of the Company with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of the Company.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES
                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

          On February 10, 1999, the Company amended its Certificate of Incorporation to increase its authorized capital stock to 41,000,000 shares, of which 40,000,000 shares are common stock, $0.10 par value and 1,000,000 are preferred stock, $0.10 par value from 26,000,000 shares, of which 25,000,000 were common stock, $0.10 par value and 1,000,000 were preferred stock, $0.10 par value.

          In connection with the amendment to the Company's Certificate of Incorporation, on February 10, 1999, the Company amended its Certificate of Designation for its Series A Junior Participating Preferred Stock to increase the number of shares designated to 40,000 from 25,000

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

               10.1 Employment  Agreement  dated as of March 1, 1999 between the
                    Company and Harvey R. Blau.

               10.2 Employment  Agreement  dated as of March 1, 1999 between the
                    Company and Michael Gorin.

               10.3 Employment  Agreement  dated as of March 1, 1999 between the
                    Company and Leonard Borow.

               27   Financial Data Schedule

         (b)  Reports on Form 8-K

               (1)  Current  Report on Form 8-K dated February 25, 1999 covering
                    Item 2- Acquisition or Disposition of Assets, Item 5 - Other Events and Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits.

               (2) Report on Form 8-K/A dated May 5, 1999 covering Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        AEROFLEX INCORPORATED
                                             (REGISTRANT)




May 12, 1999                     By: s/Michael Gorin
                                     --------------------------------
                                       Michael Gorin
                                   President, Chief Financial Officer
                                     and Principal Accounting Officer