Form 10-K
period 1999-06-30
AEROFLEX INC
filed 1999-09-28
CIK 2601

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 1999
                                       or
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _______ to _______

                           Commission File No. 1-8037

                              Aeroflex Incorporated
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                          11-1974412
------------------------------------------                  --------------------
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)

35 South Service Road, Plainview, New York                         11803
------------------------------------------                  --------------------
 (Address of Principal Executive Offices)                        (Zip Code)

Registrant's telephone number, including area code:           (516) 694-6700
                                                            --------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                   Name of Each Exchange on
          Title of Class               Which Registered
          --------------           ------------------------
     Common Stock, $.10 par value            New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:         None
                                                            --------------------
                                                              (Title of Class)

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

State the aggregate market value of the voting stock held by non-affiliates of the registrant. (The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing). As of September 9, 1999 approximately $301,892,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date (applicable only to corporate registrants). Common Stock, par value $.10 per share; outstanding as of September 9, 1999 - 18,582,387 (excluding 43,345 shares held in treasury).

Documents incorporated by reference: Part III - Registrant's definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Act of 1934.

ITEM ONE - BUSINESS

Overview

We  produce   state-of-the-art   microelectronic  module,   integrated  circuit,
interconnect and testing solutions using our advanced design, engineering and manufacturing abilities. Our products are used in the following markets:

          .          satellite
          .          wireless and wireline communications
          .          cable television
          .          defense communications

As a result of our purchase of MIC Technology in 1996 and the interconnect assets of Lucent Technologies Inc. in 1997, we believe we are the largest merchant supplier of thin film interconnect products. We also design and manufacture motion control systems, and shock and vibration isolation systems used for commercial, industrial and defense applications. Our major customers include Lucent Technologies, Motorola, Inc., Hughes Space and Communications Corporation, Lockheed Martin Corporation, Raytheon Company and Northrop Grumman Corporation.

Our operations are grouped into three segments:

           .         Microelectronics
           .         Test, Measurement and Other Electronics
           .         Isolator Products

These segments, their products and the markets they serve are described below.

Microelectronics

Silicon Integrated Circuits

In February 1999, we acquired UTMC Microelectronic  Systems, Inc. which designs,
develops,   manufactures   and   sells   semicustom,   military   standard   and
radiation-tolerant integrated circuits to aerospace and defense markets.

UTMC Microelectronic Systems is a fab-independent supplier. This means that, through UTMC, we design and develop the integrated circuit and have third-party foundries fabricate the silicon wafers using their processes and our enhancements, which are proprietary. We then test the chip and complete the final assembly prior to shipment to our customers. Our traditional customers now benefit from the increased technology and manufacturing capabilities offered by UTMC's multiple foundry partners.

STANDARD PRODUCTS

We supply a broad range of standard products for avionics and space applications including microcontrollers, logic, programmable logic, memory and serial communication interfaces for MIL-STD-1553 and 1773. Many devices are available to a Standard Microcircuit Drawing procurement, which greatly simplifies the procurement and allows UTMC to deliver product off- the-shelf, eliminating the costly paperwork of source control drawings.

UTMC is a world leader in supplying radiation-tolerant integrated circuits for space applications. UTMC supplies a complete line of standard products such as:

           .         databus
           .         transceivers
           .         memories
           .         microcontrollers
           .         logic
           .         board products

UTMC's new Embedded Controller Card provides the satellite system integrator with a commercial-off-the-shelf solution that is radiation-tolerant for space and offers highly reliable subsystem interface and control functionality. Targeted for spaceborne applications, UTMC's new LVDS (Low Voltage Differential Signal) transmitter and receiver products will address an increasing demand to move data quickly between points within a satellite. Moving large quantities of data requires an extremely high performance solution that consumes low power, generates little electrical noise and is relatively immune to such noise. LVDS products from UTMC will provide high performance, low power, low noise and low cost solutions to interface problems commonly found in satellite launch vehicle applications. Also new, the UT82CRH51A USART is designed to provide data communication between subsystems. UTMC recently announced two low-cost 4Mbit SRAMs which are ideal for space applications.

Satellites  such  as  the  Cassini,   Clementine,  EOS,  GPS,  Hubble,  Iridium,
Globalstar, Mars Observer, NEAR, Polar Observer, Pathfinder and Space Station all use UTMC radiation- hardened standard product.

SEMICUSTOM PRODUCTS

UTMC now offers several technologies to meet a variety of ASIC needs. UTMC's newest ASIC family, the UT0.18 CRH, is built in a commercial fab using UTMC RadHard techniques with total dose hardness up to 300Krads. The UT0.18 CRH ASIC Family offers up to 5,000,000 usable gates using gate array or standard cell. The UT0.18 CRH ASIC Family is available in multiple product assurance levels including QML Q and V, military, industrial and customer specific. The UT0.6 CRH Gate Array Family is built in a commercial fab using advanced Commercial RadHard CMOS technology with usable gates up to 600,000 and 300Krad total dose hardness. For non-radiation environments, UTMC offers the UT0.18 and UT0.6 Gate Array Family that is available in multiple product assurance levels including QML, military, industrial and customer specific.

UTMC ASICs are used in various space applications such as the Cassini, Pathfinder, GPS and International Space Station.

Telecommunication Products

UTMC has developed a Content Addressable Memory (CAM) Engine, the UTCAM-Engine , which is beneficial for network and internet address processing, image processing, pattern recognition, artificial intelligence learning systems and database applications. The UTCAM- Engine is based on 0.35 m technology, runs at 100 MHz and delivers association matches in as little as 70ns when using fast SRAM.

CIRCUIT CARD ASSEMBLY (CCA) CAPABILITY

The UTMC Circuit Card Assembly capability consists of full assembly, test and coat in a high mix/low to medium volume operation. UTMC's processes and test capabilities provide for state- of-the-art manufacturing. UTMC's SpaceCard combines best commercial practices of the circuit card assembly with UTMC's radiation-hardened integrated circuits to provide CCA solutions for the commercial space industry. UTMC's CCA operation also assembles the UT131 Embedded Controller Card, a UTMC Standard Product Card. The UT131 ECC is ideal for space applications.

           Products                              Applications
           --------                              ------------
Standard Products                                 Commercial and Military Satellites
MIL-STD-1553 Transceivers                         Avionics
MIL-STD-1553 Protocol Devices                     Missiles
MIL-STD-1773 Transceivers
MIL-STD-1773 Protocol Devices
Memory Modules
Microcontrollers
Logic Devices
Board Products (Circuit Card
Assembly)


Semi-custom Products                              Satellites
Application Specific Integrated                   Avionics
  Circuits
   -  Radiation tolerance up to
       300 kilorads
   -  Up to 5 million gates


Telecommunications Products                       Networks
Content Addressable Memory                        Internet Infrastructure

Thin Film Circuits and Interconnects

We design, develop, manufacture and sell passive thin film circuits and interconnects. Our advanced microcircuit and interconnect technology is a key technology for electronic products which are
           .        small
           .        high frequency and
           .        high performance

These products are used in rapidly growing markets such as cellular/PCS and microwave data links. It continues to be an essential technology in

           .        fiber  optic  communications  interconnect
           .        CATV  amplifiers
           .        satellite based communication hardware
           .        leading edge military electronic products

Thin film products allow dramatic reductions in the size and weight of electronic circuits and provide superior electrical and thermal performance. Growth in the use of thin film technology is expected to complement the advances in semiconductor speed which have occurred in recent years. Thin film removes limitations imposed by other interconnect technologies for high clock rate digital circuits. In the digital, analog radio frequency, or RF, microwave domains, thin film allows the production of hybrid integrated circuits with lumped elements at lower cost than full silicon or gallium arsenide, or GaAs, integration while retaining outstanding performance.

            PRODUCTS                                APPLICATIONS
            --------                                ------------
Simple Interconnect                          Avionics
                                             CATV circuitry
                                             Mobile radio power amplifiers
                                             Optical data transceivers
                                             Satellite communications systems
                                             Telephone switching systems

Advanced Interconnect                        Fiber optic products
                                             Hybrid microelectronics modules
                                             Missile systems
                                             Radar T/R modules
                                             Wireless handsets

High Density Digital                         High speed processor modules
                                             Interconnect
                                             instruments
                                             Test equipment modules

Mixed-Signal Interconnect                    Missile systems
                                             Radar T/R systems
                                             Satellite avionics

In its most basic form, simple interconnect incorporates (1) conductors, (2) resistors, (3) plated vias and (4) selective high conductivity traces. This results in high-volume, low-cost, DC, RF and microwave products. Advanced interconnect incorporates all passive elements in solid-state form. Advanced interconnect incorporates (1) microstrip conductors, (2) resistors, (3) inductors, (4) capacitors, (5) air-bridges and (6) filled thermal vias on a single substrate. High-density digital interconnect substrates offer single or double-sided, controlled impedance signal routing to address digital circuit requirements. These substrates also offer integrated resistors and solid thermal vias, if required, for improved performance. We have incorporated features of advanced interconnect and high-density digital interconnect in a single design and created PIMIC-Mixed Signal Interconnect to address the expanding use of mixed technologies. Our unique PIMIC process allows analog and digital capabilities to be integrated for use in leading-edge miniaturized military, satellite and commercial electronics.

Microelectronic Modules

Multichip Modules, or MCMs, are a further advancement of hybrid microcircuit technology. MCMs perform functions similar to hybrids, except MCMs emphasize miniaturizing and synthesizing digital functions such as microprocessor systems and mass memories.

           PRODUCTS                              APPLICATIONS
           --------                              ------------
Satellite                                    Commercial and
Power Hybrids                                   military satellites
Multiplexers
Quad Drivers

Multichip Modules                            Military avionics
RISC Microprocessor Family                   Military computer
Flash and SRAM                               Missile systems
Memory Modules

Data-bus                                     Boeing 777
ARINC 629                                    Military avionics
MIL-STD-1553 Transceivers                    Missiles
MIL-STD-1553 Protocol Devices                VME boards

Application Specific Modules                 Military avionics
Video Encoders
Quadrant Receivers
64 Channel Multiplexers

Test, Measurement and Other Electronics

Instrumentation

Our instrumentation division includes frequency synthesizers and high speed automatic test systems. Our synthesizers operate in a broad frequency range of 10MHz to 40GHz with excellent spectral purity. We manufacture fast switching frequency synthesizers, signal generators and components using our leading radio frequency and microwave technology. We supply the fast switching frequency synthesizers, spread spectrum modulators and arbitrary waveform generators for CASS. CASS is the United States Navy's next generation automated test equipment. Our synthesizers also significantly improve the performance and reliability of existing radars. They also improve the performance of threat simulators, as well as radar cross section and antenna measurement systems. The newly developed FS-1000 synthesizer is used in Automatic Test Systems (ATE) by leading ATE manufacturers to allow for high-speed verification and testing of wireless and network communications mixed signal integrated circuits.

We are a leading provider of high-speed instrumentation radar systems and antenna measurement systems. Instrumentation radar systems are used to measure the radar cross sections of aircraft and other objects using both scale models and actual examples. In addition to the radar system hardware, we have developed various analytical processing and display algorithms to help interpret the radar data. Using expertise gained in high-speed data acquisition and display techniques used in instrumentation radar products, we produce antenna measurement systems used in the design, manufacturing and testing of all types of antennas.

Our Satellite Test Instrumentation system the STI-1000 is used for verification and testing of satellite payload electronics. This instrumentation allows for fast, precise data collection, presentation and storage.

We also product test equipment for measuring and evaluating the quality of communication signals. Our instruments measure phase noise, timing jitter and other noise and distortion induced parameters for almost the entire communications spectrum.

In September 1998, we acquired Europtest, a European company that designs, develops, manufactures and sells test equipment primarily for phase noise and related measurements. Phase noise is a corrupting fluctuation inherent in all signals and is often a limiting factor in the quality of communication signals. The ability to measure and control phase noise is an essential means to enhance capacity and quality of communications systems.

We produce test equipment for measuring and evaluating the quality of communication signals. Our instruments measure phase noise, timing jitter and other noise and distortion induced parameters for almost the entire communications spectrum.

Motion Control Systems

Motion control systems includes three divisions: stabilization and tracking devices, magnetic motors and scanning devices. We design, develop and produce stabilization tracking devices and systems. These products play an important role in high altitude aircraft, as well as in other aircraft, ships and ground vehicles which require precise, highly stable mounting for cameras, antennae and lasers. Magnetic motors are utilized in our stabilization and tracking systems and in other applications where precise movement is required, such as for positioning antennae, optical systems, mechanical vanes and valves. We make electro-optical scanning devices that are low cost, lightweight thermal imaging devices that detect targets based on thermal radiation contrasts with the background. These sights are intended for use on standard issue United States Army assault rifles and crew served weapons.

Isolator Products

We design, develop, manufacture and sell shock and vibration isolation systems. Some of these devices are helically-wound steel wire rope contained between rugged metal retainer bars, which are primarily used in defense applications. They are also off-the-shelf rubber and spring shock, vibration and noise control devices, which are used in commercial and industrial applications. Purchasers of isolators are manufacturers or users of equipment sensitive to shock and vibration who need to reduce shock/vibration to levels compatible with equipment fragility to extend the useful life of their equipment. There are multiple markets for isolation systems including commercial, industrial and defense.

Customers

We have hundreds of customers in the communications, satellite, aerospace/defense, transportation and construction industries. Except for Lockheed Martin (12.2%) and Lucent Technologies (11.4%) in fiscal 1999, Lucent Technologies (15.5%), in fiscal 1998, and Lockheed Martin (13.3%) and Hughes (11.7%), in fiscal 1997, no one customer accounted for more than 10% of our net sales. We are currently a party to three key strategic agreements:

   . In July 1997, MIC entered into a strategic agreement under which MIC will supply Lucent Technologies with film integrated circuits which are used in communications applications. The agreement expires December 31, 2000 and is subject to annual renewal options. In addition, MIC purchased automatic manufacturing and test equipment, inventory and licenses for advanced technologies from two of Lucent's microelectronic component operations which significantly increased our manufacturing capacity to produce film integrated circuits and MCMs.

   . In February  1997,  we entered into an  outsourcing  agreement  with the RF
     Semiconductor Division of Motorola under which we will supply virtually all of Motorola's thin film interconnects for its RF semiconductor product lines, supporting component applications in CATV, cellular/PCS and land mobile communications. This agreement was renewed in February 1999 and is subject to annual renewal options.

   . In July 1996, we entered into a multi-year volume purchase agreement with Hughes Electronics to supply microelectronic modules for use on both commercial and military satellites, and missile systems.

Marketing and Distribution

We use a team-based sales approach to assist our personnel to closely manage relationships at multiple levels of the customer's organization, including management, engineering and purchasing personnel. Our integrated sales approach involves a team consisting of a senior executive, a business development specialist and members of our engineering department. Our use of experienced engineering personnel as part of the sales effort enables close technical collaboration with our customers during the design and qualification phase of new communications equipment. We believe that this is critical to the integration of our product into our customers' equipment. Our executive officers are also involved in all aspects of our relationships with our major customers and work closely with their senior management. We also use manufacturers' representatives and independent sales representatives as needed.

Research and Development

Our research and development efforts primarily involve:

           .  engineering   and  design  relating  to  developing  new  products
           .  improving   existing   products
           .  adapting  such  products  to  new applications
           .  developing  prototype  components to bid on specific programs

Several of our officers and almost all of our engineers have been involved in research and development at various times and to varying degrees. Certain product development and similar costs are recoverable under contractual arrangements and those that are not recoverable are expensed in the year incurred. The costs of our self-funded research activities were approximately $9.6 million for fiscal 1999, $5.2 million for fiscal 1998 and $3.3 million for fiscal 1997. The increases are primarily attributable to our development of a low-cost, high speed, high performance frequency synthesizer intended for commercial communication test systems and for fiscal 1999, the addition of the expenses of UTMC Microelectronic Systems. Also in connection with our acquisition of UTMC Microelectronic Systems in February 1999, we allocated $3.5 million of the purchase price to incomplete research and development projects. Since the research and development projects had not reached technological feasibility, $3.5 million was charged to expense in fiscal 1999 in addition to the $9.6 million, in accordance with generally accepted accounting principles.

We are currently focusing our research and development on:

   . developing a 4 million bit Static Random Access Memory (SRAM) chip that will operate in radiation environments in space for use in satellite communication systems such as GPS, Astrolink, Teledesic and Ellipso.

   . developing capabilities for customers to design custom chips of up to 5 million logic gates for use in satellite communication systems such as GPS, Astrolink, Teledesic and Ellipso.

   . developing  a  proprietary   crosspoint  switch  for  broadband   satellite
     communications networks. Our activity will focus on enhancements to the prototype architecture developed in late fiscal 1999, specifically developing a scaled-up version. MIC's MESFET-based switch is designed to provide broadband, high speed, high isolation switching with extremely low power consumption, scalability and meeting the environmental requirements of space deployment.

   . developing passive array component technology including R/L/C networks and filters with our proprietary integrated passive technology. Preliminary networks are scheduled to be demonstrated by the beginning of calendar 2000 using a newly enhanced process. Development of in-house ball grid array
     (BGA) technology will continue with goals of lower cost and higher manufacturing throughput.

Backlog

We include in backlog firm purchase orders or contracts providing for delivery of products and services. At June 30, 1999, our order backlog was approximately $93.8 million, approximately 85% of which was scheduled to be delivered on or before June 30, 2000. Approximately 58% of this backlog represents commercial contracts and approximately 42% of this backlog represents defense contracts. Generally, government contracts are cancelable with payment to us of amounts which we have spent under the contract together with a reasonable profit, if any, while commercial contracts are not cancelable.

At June 30, 1998, our backlog of orders was approximately $80.1 million. Approximately 85% was scheduled to be delivered before June 30, 1999. Approximately 42% of this backlog represented orders for military or national defense purposes.

Competition

In all phases of our operations, we compete in both performance and price with companies, some of which are considerably larger, more diversified and have greater financial resources and sales than we do. In the manufacture of microelectronics, we believe our primary competitors are NTK, Texas Instruments and ILC/Data Devices Corp. In the manufacture of instrument products, we believe our primary competitors are Hewlett Packard and Scientific Atlanta. In the manufacture of motion control products, we believe our primary competitors are MPC Products Corp. and Schaeffer Magnetics Inc. In the manufacture of isolators, we believe our primary competitors are Barry Controls, Inc., Lord Kinematics and Mason Industries. We also experience significant competition from the in-house capabilities of our current and potential customers. We believe that in all of our operations we compete favorably in the principal competitive areas of:

           .   technology
           .   performance
           .   reliability
           .   quality
           .   customer service
           .   price

We believe that to remain competitive in the future, we will need to invest significant financial resources in research and development.

To the extent that we are engaged in government contracts, our success or failure, to a large measure, is based upon our ability to compete successfully for contracts and to complete them at a profit. Government business is necessarily affected by many factors such as variations in the military requirements of the government and defense budget allocations.

Government Sales

Approximately 41% of our sales for fiscal 1999 and 42% of our sales for fiscal 1998 were to agencies of the United States Government or to prime defense contractors or subcontractors of the United States Government. Our overall dependence on the military has been declining due to our acquisition of MIC, which is more commercially oriented, and a focusing of resources towards developing standard products for the commercial markets. Our defense contracts have been awarded either on a bid basis or after negotiation. The contracts are primarily fixed price contracts, though we also have defense contracts providing for cost plus fixed fee. Our defense contracts contain customary provisions for termination at the convenience of the government without cause. In the event of such termination, we are entitled to reimbursement for our costs and to receive a reasonable profit, if any, on the work done prior to termination. Revenues and costs on government contracts are recognized based upon shipments or billings.

In certain product areas, we have suffered reductions in sales volume due to cutbacks in the military budget. In other product areas, we have experienced increased sales volume due to a realignment of government spending towards upgrading existing systems instead of purchasing completely new systems. The overall effect of the cutbacks and realignment has not been material to us.

Manufacturing

We assemble, test, package and ship products at our manufacturing facilities located in:

    .  Colorado Springs, Colorado,
    .  Boca Raton, Florida,
    .  Bloomingdale, New Jersey,
    .  Farmingdale,  New York,
    .  Pearl River, New York,
    .  Plainview, New York,
    .  Powell, Ohio and
    .  Richardson, Texas.

We have been manufacturing products for defense programs for many years in compliance with stringent military specifications. Our microelectronic module manufacturing is certified to the status of Class "K," which means qualified for space. We believe we have brought to the commercial market the manufacturing quality and discipline we have demonstrated in the defense market. For example, our Plainview and Farmingdale manufacturing plants are ISO- 9001 certified, as well as certified to the more stringent Boeing D1-9000 standard, our Colorado Springs plant is ISO-9000 certified and all three of these plants are QML (Qualified Manufacturers List) suppliers at various levels.

Historically, our volume production requirements for the defense market did not justify our widespread implementation of highly automated manufacturing processes. Over the last several years, we have expanded our use of high volume manufacturing techniques for product assembly and testing. In 1997, we purchased film integrated circuit automatic manufacturing and test equipment from Lucent Technologies and we expanded our Pearl River facility to accommodate this equipment. We believe the Pearl River facility and UTMC's facilities in Colorado Springs have the capacity required to handle additional future outsourcing by captive suppliers of thin film communications products and integrated circuits and the growing demand for such products.

The principal materials we use to manufacture and assemble our products are:

           .   ceramic,
           .   magnetic materials,
           .   gold,
           .   steel,
           .   aluminum,
           .   rubber,
           .   iron and
           .   copper.

Many of the component parts we use in our products are also purchased, including:

           .   semiconductors,
           .   transformers,
           .   amplifiers and
           .   bearings.

Although we have several sole source arrangements, all the materials and components we use, including those purchased from a sole source, are readily available and are or can be purchased from time to time in the open market. We have no long-term commitments for their purchase. No supplier provides more than 10% of our raw materials.

Patents and Trademarks

We own several patents, patent licenses and trademarks. In order to protect our intellectual property rights, we rely on a combination of trade secret, copyright, patent and trademark laws and employee and third-party nondisclosure agreements. We also limit access to and distribution of our proprietary information. While we believe that in the aggregate our patents and trademarks are important in to our operations, we do not believe that one or any group of them is so important that its termination could materially affect us.

Employees

As of June 30, 1999, we had 1,100 employees, of whom 550 were employed in a manufacturing capacity, and 550 were employed in engineering, sales, administrative or clerical positions. 231 of our employees are covered by two collective bargaining agreements. We believe that our employee relations are satisfactory.

Regulation

Our operations are subject to various environmental, health and employee safety laws. We have spent money and management has spent time complying with environmental, health and worker safety laws which apply to our operations and facilities and we expect that we will continue to do so. Our principal products or services do not require any governmental approval. Compliance with environmental laws has not historically materially affected our capital expenditures, earnings or competitive position. We do not expect compliance with environmental laws to have a material effect on us in the future.

Because we participate in the defense industry, we are subject to audit from time to time for our compliance with government regulations by various agencies, including (1) the Defense Contract Audit Agency, (2) the Defense Investigative Service and (3) the Defense Logistics Agency. These and other governmental agencies may also, from time to time, conduct inquiries or investigations regarding a broad range of our activities. Responding to any audits, inquiries or investigations may involve significant expense and divert management attention. Also, an adverse finding in any audit, inquiry or investigation could involve penalties that may have a material adverse effect on our business, results of operation or financial condition.

We believe that we generally comply with all applicable environmental, health and worker safety laws and governmental regulations. Nevertheless, we cannot guarantee that in the future we will not incur additional costs for compliance or that those costs will not be material.

Financial Information About Industry Segments

The sales and operating profits of each industry segment and the identifiable assets attributable to each industry segment for each of the three years in the period ended June 30, 1999 are set forth in Note 14 of Notes to Consolidated Financial Statements.

ITEM TWO - PROPERTIES
           ----------
Our executive offices and the manufacturing facilities of Aeroflex Laboratories Incorporated, one of our subsidiaries, are an aggregate of approximately 69,000 square feet and are located in premises which we own in Plainview, Long Island, New York.

Aeroflex Laboratories Incorporated also leases manufacturing facilities in Farmingdale, Long Island, New York of approximately 20,000 square feet and Boca Raton, Florida of approximately 11,000 square feet. The annual rental of these properties is approximately $120,000 for Farmingdale and $157,000 for Boca Raton.

Our subsidiary, MIC Technology Corporation, owns its manufacturing facility in Pearl River, New York consisting of approximately 63,000 square feet. MIC leases a manufacturing facility of approximately 29,000 square feet in Richardson, Texas with an annual rent of approximately $180,000.

Our subsidiary, Vibration Mountings and Controls, Inc., conducts manufacturing operations at a plant located in Bloomingdale, New Jersey. The plant, which we own, is approximately 72,000 square feet.

Our subsidiary, Aeroflex Lintek Corp., occupies approximately 20,000 square feet of space in Powell, Ohio, with an annual rental of approximately $214,000.

Our subsidiary, UTMC Microelectronic Systems, Inc., conducts manufacturing operations at a plant located in Colorado Springs, Colorado. The plant, which we own, is approximately 102,000 square feet.

We believe that our facilities are adequate for our current and presently foreseeable needs.

Legal Proceedings

Our former subsidiary Filtron Co. Inc.,was one of several defendants named in a personal injury action initiated in 1994 by several plaintiffs in the Supreme Court of the State of New York, County of Kings. Filtron's operations were discontinued in October 1991.

The plaintiffs in the action are current or former employees of a company to whom Filtron sold RFI filters/capacitors. According to the allegations of the amended verified complaint, the plaintiffs and their dependents are seeking to recover, respectively, directly and derivatively, on diverse theories of negligence, strict liability and breach of warranty, for injuries allegedly suffered from exposure to a liquid substance or material which Filtron incorporated for a period of time in the RFI filters/capacitors which it manufactured. The plaintiffs are seeking damages which cumulatively may exceed $500 million. This action is in the discovery stage. We intend to defend against this action vigorously. We believe that, considering our various defenses and that we have product liability insurance, the outcome of this action will not have a material adverse effect on us, however we cannot guarantee that will be the case.

We are involved in various other routine legal matters. We believe the outcome of these matters will not have a material adverse effect on us.

ITEM FOUR - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            ---------------------------------------------------
Not applicable.

                                     PART II
                                     -------
ITEM FIVE - MARKET FOR THE COMPANY'S COMMON EQUITY
            AND RELATED STOCKHOLDER MATTERS
            --------------------------------------
(a) Our common stock trades on the New York Stock Exchange under the symbol ARX. The following table shows the quarterly range of the high and low closing prices for the common stock, as reported by the National Quotation Bureau Incorporated, for the calendar periods indicated.

                                                 Common Stock
                                                ---------------
                                                High        Low
                                                ----        ---



1997
----
First Quarter................................  $ 4.88     $ 3.50
Second Quarter...............................    5.13       3.25
Third Quarter................................   11.25       4.44
Fourth Quarter...............................   12.06       7.13

1998
----
First Quarter................................   14.63       7.88
Second Quarter...............................   14.31       8.50
Third Quarter................................   11.56       6.69
Fourth Quarter...............................   15.13       7.50

1999
----
First Quarter................................   18.38      12.06
Second Quarter...............................   19.75      13.00
Third Quarter  (through September 9, 1999)...   21.56      15.94


(b) As of September 9, 1999, there were approximately 950 record holders of our common stock.

(c) We have never declared or paid any cash dividends on our common stock. There have been no stock dividends declared or paid on our common stock during the past three years. We currently intend to retain any future earnings for use in the operation and development of our business and for acquisitions and, therefore, do not intend to declare or pay any cash dividends on our common stock in the foreseeable future. In addition, our revolving credit, term loan and mortgage agreement, as amended, prohibits us from paying cash dividends.

ITEM SIX - SELECTED FINANCIAL DATA
           -----------------------
(In thousands, except percentages, footnotes and per share data)

                                                        Year ended June 30,
                                  -----------------------------------------------------------------
                                    1999         1998         1997         1996         1995
                                  -----------------------------------------------------------------
Earnings Statement Data
-----------------------
  Net Sales...................... $157,104     $118,861     $ 94,299     $ 74,367     $ 71,113
  Income (Loss) from
    Continuing Operations........    9,757(1)     8,406        4,420      (17,420)(2)(3) 6,587(5)(6)
  Income from
    Discontinued Operations......     -            -            -            -             462
  Net Income (Loss)..............    9,757        8,406        4,420      (17,420)       7,049
  Income (Loss) from Continuing
    Operations Per Common Share
    and Common Share Equivalent
      Basic...................... $   .55(1)   $  .57       $  .36       $(1.46)(2)(3)$  .56(5)(6)
      Diluted....................     .51(1)      .51          .34              (4)      .52(5)(6)
  Net Income (Loss) Per Common
    Share and Common Share
    Equivalent
      Basic......................     .55         .57          .36        (1.46)         .60
      Diluted....................     .51         .51          .34              (4)      .56
  Weighted Average Number of
    Common Shares and Common
    Share Equivalents Outstanding
      Basic......................   17,784       14,802       12,446       11,971       11,733
      Diluted....................   19,128       16,527       14,620            (4)     14,052

                                                               June 30,
                                  -----------------------------------------------------------------
                                    1999         1998         1997         1996         1995
                                  -----------------------------------------------------------------
Balance Sheet Data
------------------
  Working Capital................ $ 50,366     $ 53,965     $ 25,872     $ 25,300     $ 31,721
  Total Assets...................  165,216      124,101       81,047       81,169       71,936
  Long-term Debt
    (including current portion)..   31,117       11,481       28,916       34,577       13,787
  Stockholders' Equity...........  102,093       87,036       35,040       30,472       46,344
Other Statistics
  After Tax Profit Margin (Loss)
    (from continuing operations)..   6.2%(1)      7.1%         4.7%        (23.4)%(2)(3)  9.3%(5)(6)
  Return on Average Stockholders'
    Equity (from continuing
    operations)..................   10.3%(1)     13.8%        13.5%        (45.4)%(2)(3) 15.3%(5)(6)
  Stockholders' Equity
    Per Share (7)                 $  5.54      $  5.01      $  2.81      $  2.49       $  3.95

(1) Includes $3.5 million ($.18 per diluted share and $.20 basic) for the write-off of in-process research and development acquired in connection with the purchase of UTMC Microelectronic Systems, Inc. in February 1999.
(2) Includes $23.2 million ($1.94 per share) for the write-off of in-process research and development acquired in connection with the purchase of MIC Technology Corporation in March 1996.
(3) Includes a $437,000, net of tax, gain ($.04 per share) on the sale of securities.
(4) As a result of the loss, all options, warrants and convertible debentures are anti-dilutive.
(5) Includes $2.0 million ($.14 per diluted share and $.17 basic) of insurance proceeds received on the death of the former chairman.
(6) Includes a $1.5 million, net of tax, restructuring charge ($.11 per diluted share and $.13 basic) for the consolidation of the Company's Puerto Rican operations into its domestic facilities.
(7) Calculated by dividing stockholders' equity, at the end of the year, by the number of shares outstanding at the end of the year.

ITEM SEVEN - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             ---------------------------------------------
Overview

We use our advanced design, engineering and manufacturing abilities to produce state-of-the-art microelectronic module, integrated circuit, interconnect and testing solutions. Our products are used in satellite, wireless, wireline (including fiber optic), cable television ("CATV") and defense communications markets. We also design and manufacture motion control systems and shock and vibration isolation systems which are used for commercial, industrial and defense applications. Our operations are grouped into three segments:

       .  microelectronics
       .  test, measurement and other electronics
       .  isolator products

Our  consolidated   financial   statements  include  the  accounts  of  Aeroflex
Incorporated  and  all  of  our  subsidiaries.   All  of  our  subsidiaries  are
wholly-owned except for Europtest, S.A., of which we own 90%.

Our microelectronics segment has been designing, manufacturing and selling state-of-the-art microelectronics for the electronics industry since 1974. In January 1994, we acquired substantially all of the net operating assets of the microelectronics division of Marconi Circuit Technology Corporation, which manufactures a wide variety of microelectronic assemblies. In March 1996, we acquired MIC Technology Corporation which designs, develops, manufactures and markets microelectronics products in the form of passive thin film circuits and interconnects. In July 1997, MIC Technology acquired certain equipment, inventory, licenses for technology and patents of two of Lucent Technologies' telecommunications component units - multi-chip modules and film integrated circuits. These units manufacture microelectronic modules and interconnect products. In February 1999, we acquired all of the outstanding stock of UTMC Microelectronic Systems, Inc., which designs, develops and manufacturers integrated circuits and microelectronic modules for numerous communications applications.

Our test,  measurement and other electronics  segment consists of two divisions:
(1) instruments and (2) motion control products, including the following product lines:

       . Comstron, a leader in radio frequency and microwave technology used in the manufacture of fast switching frequency signal generators and components, which we acquired in November 1989. Comstron is currently an operating division of Aeroflex Laboratories Incorporated, one of our wholly-owned subsidiaries.

       . Lintek, a leader in high speed instrumentation antenna measurement systems, radar systems and satellite test systems, which we acquired in January 1995.

       . Europtest, which develops and sells specialized software-driven test equipment used primarily in cellular, satellite and other communications applications. We acquired 90% of the stock of Europtest, S.A. (France) in September 1998.

       . Our motion control products division has been engaged in the development and manufacture of electro-optical scanning devices used in infra-red night vision systems since 1975. Additionally, it is engaged in the design, development and production of stabilization tracking devices and systems and magnetic motors used in satellites and other high reliability applications.

Our isolator products segment has been designing, developing, manufacturing and selling severe service shock and vibration isolation systems since 1961. These devices are primarily used in defense applications. In October 1983, we acquired Vibration Mountings & Controls, Inc., which manufactures a line of off-the-shelf rubber and spring shock, vibration and structure borne noise control devices used in commercial and industrial applications. In December 1986, we acquired the operating assets of Korfund Dynamics Corporation, a manufacturer of an industrial line of heavy duty spring and rubber shock mounts.

We recognize revenue based upon shipments or billings. We record costs on our long-term contracts using percentage-of-completion accounting. Under percentage-of-completion accounting, costs are recognized on revenues in the same relation that total estimated manufacturing costs bear to total contract value. Estimated costs at completion are based upon engineering and production estimates. Provisions for estimated losses or revisions in estimated profits on contracts-in-process are recorded in the period in which such losses or revisions are first determined.

Approximately 41% of our sales for fiscal 1999, 42% of our sales for fiscal 1998 and 50% of our sales for fiscal 1997 were to agencies of the United States Government or to prime defense contractors or subcontractors of the United States Government. Our overall dependence on the military has been declining due to the acquisition of MIC Technology, which is more commercially oriented, and a focusing of resources towards developing standard products for the commercial markets. Our government contracts have been awarded either on a bid basis or after negotiation. Our government contracts are primarily fixed price contracts, although we also have or had government contracts providing for cost plus fixed fee. Our defense contracts have customary provisions for termination at the convenience of the government without cause. In the event of such termination, we are entitled to reimbursement for our costs and to receive a reasonable profit, if any, on the work done prior to termination.

We believe that potential reductions in defense spending will not materially affect our operations. In certain product areas, we have suffered reductions in sales volume due to cutbacks in the military budget. In other product areas, we have experienced increased sales volume due to a realignment of government spending towards upgrading existing systems instead of purchasing completely new systems. The overall effect of the cutbacks and realignment has not been material to our operations.

Our product development efforts primarily involve engineering and design relating to:

            .   developing new products
            .   improving existing products
            .   adapting existing products to new applications
            .   developing prototype components to bid on specific programs

Some of our development efforts are reimbursed under contractual arrangements. Product development and similar costs which we cannot recover under contractual arrangements are expensed in the period incurred.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. We have adopted this standard effective July 1, 1998, as required.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 2000. This statement requires companies to record derivatives on the balance sheet as assets or liabilities at their fair value. In certain circumstances changes in the value of such derivatives may be required to be recorded as gains or losses. We believe that the impact of this statement will not have a material effect on our consolidated financial statements.

Statement of Operations

The following table sets forth our net sales and operating income by business segment for the periods indicated. Special charge represents a $3.5 million charge for the write-off of in-process research and development acquired in connection with the purchase of UTMC Microelectronic Systems in February 1999.

                                   Years Ended June 30,
                            --------------------------------
                              1999         1998       1997
                              ----         ----       ----
                                     (In thousands)
Net Sales:
  Microelectronics          $ 96,846     $ 74,263    $48,462
  Test, Measurement
    and Other Electronics     41,515       25,685     28,144
  Isolator Products           18,743       18,913     17,693
                            --------     --------    -------
    Net Sales               $157,104     $118,861    $94,299
                            ========     ========    =======
Operating Income:
  Microelectronics          $ 20,104     $ 14,147    $ 6,644
  Test, Measurement
    and Other Electronics      3,134          996      2,762
  Isolator Products            2,108        3,063      2,844
  General Corporate
    Expenses                  (4,262)      (3,348)    (2,514)
                            --------     --------    -------
                              21,084       14,858      9,736
  Special Charge              (3,500)        -          -
                            --------     --------    -------
    Operating Income        $ 17,584     $ 14,858    $ 9,736
                            ========     ========    =======

The following table sets forth certain items from our statement of operations as a percentage of net sales for the periods indicated. Special charge represents a $3.5 million charge for the write-off of in-process research and development acquired in connection with the purchase of UTMC Microelectronic Systems in February 1999.

                                    Years Ended June 30,
                                 ---------------------------
                                  1999       1998       1997
                                  ----       ----       ----

Net Sales                        100.0%     100.0%     100.0%

Cost of Sales                     62.8       65.0       66.9
                                 ------     ------     ------
Gross Profit                      37.2       35.0       33.1
                                 ------     ------     ------
Operating Expenses:
  Selling, General and
    Administrative Costs          17.7       18.1       19.3
  Research and Development Costs   6.1        4.4        3.5
  Special Charge                   2.2         -          -
                                 ------     ------     ------
      Total Operating Expenses    26.0       22.5       22.8
                                 ------     ------     ------
Operating Income                  11.2       12.5       10.3

Other Expense, Net                 0.4        1.4        3.0
                                 ------     ------     ------
Income Before Income Taxes        10.8       11.1        7.3
Provision For Income Taxes         4.6        4.0        2.6
                                 ------     ------     ------
Net Income                         6.2%       7.1%       4.7%
                                 ======     ======     ======

Fiscal Year Ended June 30, 1999 Compared to Fiscal Year Ended June 30, 1998

Net Sales. Net sales increased 32.2% to $157.1 million in fiscal 1999 from $118.9 million in fiscal 1998. Net sales in our microelectronics segment increased 30.4% to $96.9 million in fiscal 1999 from $74.3 million in fiscal 1998 due to increased sales volume in both thin film interconnects and microelectronic modules and due to the acquisition of UTMC Microelectronic Systems at the end of February 1999. Net sales in our test, measurement and other electronics segment increased 61.6% to $41.5 million in fiscal 1999 from $25.7 million in fiscal 1998 primarily due to increased sales volume in both frequency synthesizers (including shipments under the new Navy CASS program) and high speed automatic test systems (primarily satellite payload test equipment for Hughes Space and Communications) and due to the acquisition of Europtest in September 1998 offset in part by decreased sales volume of stabilization and tracking devices. Net sales in our isolator products segment were $18.7 million in fiscal 1999 and $18.9 million in fiscal 1998.

Gross Profit. Cost of sales includes materials, direct labor and overhead expenses such as engineering labor, fringe benefits, allocable occupancy costs, depreciation and manufacturing supplies. Gross profit increased 40.6% to $58.5 million in fiscal 1999 from $41.6 million in fiscal 1998. Gross margin increased to 37.2% in fiscal 1999 from 35.0% in fiscal 1998. This increase was primarily as a result of increased margins in our microelectronics segment and Comstron product line, reflecting the greater efficiency of higher volume, as well as a favorable sales mix in our microelectronics segment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of office and management salaries, fringe benefits and commissions. Selling, general and administrative expenses increased 28.9% to $27.8 million (17.7% of net sales) in fiscal 1999 from $21.5 million (18.1% of net sales) in fiscal 1998. The increase was primarily due to labor related expenses, including salaries for additional personnel, in connection with our growth and the addition of the expenses of UTMC Microelectronic Systems.

Research and Development Costs. Research and development costs consists of material, engineering labor and allocated overhead. Our self-funded research and development costs increased 85.8% to $9.6 million (6.1% of net sales) in fiscal 1999 from $5.2 million (4.4% of net sales) in fiscal 1998. This increase was primarily attributable to the addition of the expenses of UTMC Microelectronic Systems and the costs for continued development of a low-cost, high speed, high performance frequency synthesizer intended for commercial communication test systems.

Acquired In-Process Research and Development. In connection with the acquisition of UTMC Microelectronic Systems, we allocated $3.5 million of the purchase price to incomplete research and development projects. This allocation represents the estimated fair value based on future cash flows that have been adjusted by the projects' completion percentage. At the acquisition date, the development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, we expensed these costs as of the acquisition date.

We used an independent third-party appraiser to assess and value the in-process research and development. The value assigned to this asset was determined by identifying significant research projects for which technological feasibility had not been established. In the case of UTMC Microelectronic Systems, this included the design, development, and testing activities associated with its commercial products, data bus products, radiation hardened products and application specific integrated circuits. The research and development projects are associated with the introduction of several new products as well as specific significant enhancements to existing products. Valuation of development efforts in the future has been excluded from the research and development appraisal.

The nature of the efforts to develop the acquired in-process technology into a commercially viable product relate to the completion of all planning, designing, prototyping and testing activities that are necessary to establish that the proposed technologies meet their design specifications including functional, technical and economic performance requirements.

The value assigned to purchased in-process technology was determined by estimating the contribution of the purchased in-process technology in developing a commercially viable product, estimating the resulting net cash flows from the expected sales of such a product, and discounting the net cash flows to their present value using an appropriate discount rate.

Revenue growth rates for UTMC Microelectronic Systems were estimated by the third party appraiser based on a detailed forecast we prepared, as well as the appraiser's discussions with our finance, marketing and engineering personnel and those of UTMC Microelectronic Systems. Allocation of total UTMC Microelectronic Systems' projected revenues to in-process research and development was based on the appraiser's discussions with UTMC Microelectronic Systems' management and us. A significant portion of UTMC Microelectronic Systems' future revenues was expected to originate from the sale of products that were not yet completed at acquisition. However, UTMC Microelectronic Systems' existing products and technologies are expected to generate sales through 2008.

Selling, general and administrative expenses and profitability estimates were determined based on our forecasts as well as an analysis of comparable companies' margin expectations.

The projections utilized in the transaction pricing and purchase price allocation exclude the potential synergetic benefits related specifically to our ownership. Due to the relatively early stage of the development and reliance on future, unproven products and technologies, the cost of capital (discount rate) for UTMC Microelectronic Systems was estimated using venture capital rates of return. Due to the nature of the forecast and the risks associated with the projected growth and profitability of the development projects, a discount rate of 45 percent was used to discount cash flows from the in-process products. This discount rate was commensurate with UTMC Microelectronic Systems' market position, the uncertainties in the economic estimates described above, the inherent uncertainty surrounding the successful development of the purchased in-process technology, the useful life of such technology, the profitability levels of such technology, and the uncertainty related to technological advances that could render even UTMC Microelectronic Systems' development stage technologies obsolete.

We believe that the foregoing assumptions used in the forecasts were reasonable at the time of the acquisition. No assurance can be given, however, that the underlying assumptions used to estimate sales, development costs or profitability, or the events associated with such projects will transpire as estimated. For these reasons, actual results may vary from projected results.

Remaining development efforts for UTMC Microelectronic Systems' research and development include various phases of design, development and testing. Funding for such projects is expected to come from internally generated sources.

As evidenced by the continued support of the development of its projects, we believe we have a reasonable chance of successfully completing the research and development programs. However, as with all of our technology development, there is risk associated with the completion of the UTMC Microelectronic Systems' research and development projects, and there is no assurance that technological or commercial success will be achieved.

If the development of UTMC Microelectronic Systems' in-process research and development project is unsuccessful, our sales and profitability may be adversely affected in future periods. Commercial results are also subject to certain market events and risks, which are beyond our control, such as trends in technology, changes in government regulation, market size and growth, and product introduction or other actions by competitors.

Other Expense (Income). Interest expense decreased to $1.5 million in fiscal 1999 from $2.0 million in fiscal 1998, primarily due to reduced levels of borrowings throughout most of the current period. Other income of $777,000 in fiscal 1999 and $309,000 in fiscal 1998 consisted primarily of interest income. Interest income increased due to increased levels of cash equivalents throughout most of the current period. The reduced levels of borrowings and the increased levels of cash equivalents resulted from the net proceeds of $31.3 million from stock issued in our public offering completed in March 1998. In connection with our acquisition of UTMC Microelectronic Systems at the end of February 1999, we used most of our cash equivalents and increased our borrowings by $20.0 million.

Provision for Income Taxes. Income taxes increased 50.5% to $7.2 million (an effective income tax rate of 35.0%, exclusive of the special charge) in fiscal 1999, from $4.8 million (an effective income tax rate of 36.1%) in fiscal 1998. The income tax provisions for the years ended June 30, 1999 and 1998 were different from the amounts computed by applying the U.S. Federal income tax rate to income before income taxes primarily due to state and local income taxes and research and development credits, and for the year ended June 30, 1999, due to the non-deductibility of the $3.5 million special charge.

Fiscal Year Ended June 30, 1998 Compared to Fiscal Year Ended June 30, 1997

Net Sales. Net sales increased 26.0% to $118.9 million in fiscal 1998 from $94.3 million in fiscal 1997. Net sales in our microelectronics segment increased 53.2% to $74.3 million in fiscal 1998 from $48.5 million in fiscal 1997 due to increased sales volume in both thin film interconnects and microelectronic modules. Sales of thin film interconnects increased primarily due to the commencement of a strategic supply contract with Lucent Technologies effective July 1, 1997. Net sales in our test, measurement and other electronics segment decreased 8.7% to $25.7 million in fiscal 1998 from $28.1 million in fiscal 1997 primarily as a result of reduced sales volume of frequency synthesizers partially offset by increased sales of high speed instrumentation test systems. Net sales in our isolator products segment increased 6.9% to $18.9 million in fiscal 1998 from $17.7 million in fiscal 1997 primarily due to higher sales volume of industrial and commercial isolators.

Gross Profit. Gross profit increased 33.3% to $41.6 million in fiscal 1998 from $31.2 million in fiscal 1997. Gross margin increased to 35.0% in fiscal 1998 from 33.1% in fiscal 1997. This increase was primarily as a result of increased margins in our microelectronics segment reflecting the greater efficiency of higher volume.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 18.5% to $21.5 million (18.1% of net sales) in fiscal 1998 from $18.2 million (19.3% of net sales) in fiscal 1997. This increase was primarily due to labor related expenses including salaries for additional personnel, recruitment and relocation costs in connection with our growth.

Research and Development Costs. Our self-sponsored research and development costs increased 57.7% to $5.2 million (4.4% of net sales) in fiscal 1998 from $3.3 million (3.5% of net sales) in fiscal 1997. This increase was primarily attributable to the costs for development of a new low-cost, high speed, high performance frequency synthesizer intended for commercial communication test systems.

Other Expense (Income). Other expense was $1.7 million in fiscal 1998 compared to $2.9 million in fiscal 1997. Net interest expense decreased 43.9% to $1.6 million in fiscal 1998 from $2.9 million in fiscal 1997. The decrease in net interest expense was primarily due to reduced levels of borrowings and increased levels of cash equivalents due to the conversion of $10.0 million of debentures and net proceeds of $31.3 million from stock issued in our public offering. Other expense included $102,000 of debenture redemption costs in fiscal 1998.

Provision for Income Taxes. Income taxes increased 95.1% to $4.8 million (an effective income tax rate of 36.1%) in fiscal 1998 from $2.4 million (an effective income tax rate of 35.5%) in fiscal 1997. The income tax provisions for the years ended June 30, 1998 and 1997 were different from the amounts computed by applying the U.S. Federal income tax rate to income before income taxes primarily due to state and local income taxes, and, for the year ended June 30, 1998, due to research and development credits.

Market Risk

We are exposed to market risk related to changes in interest rates and, to an immaterial extent, to foreign currency exchange rates. Some of our debt is at fixed rates of interest or at a variable rate with an interest rate swap agreement which effectively converts the variable rate debt into a fixed rate of debt. Our debt which is subject to a floating LIBOR rate of interest and is not hedged by an interest rate swap amounts to approximately $22.4 million at June 30, 1999. If market interest rates increase by 10 percent from levels at June 30, 1999, the effect on our net income would be a reduction of approximately $100,000.

Year 2000 Readiness

We have initiated a company-wide program and have developed a formal plan of implementation to prepare us for the year 2000. This includes taking actions designed to ensure that our information technology systems, products and infrastructure are year 2000 compliant and that our customers, suppliers and service providers have taken similar action. We have evaluated all of our:

           .  information technology systems
           .  products
           .  equipment
           .  other facilities systems

We have modified items that are not compliant.

We have completed substantially all of our investigation, remediation and contingency planning activities for all mission critical systems and areas. We have incurred internal staff costs, as well as consulting and other expenses in connection with our internal year 2000 compliance and expect to continue to do so. We have spent an aggregate $54,000 on third-party costs for year 2000 compliance and do not expect total costs to exceed $100,000. Accordingly, we believe the total costs incurred and to be incurred for all internal year 2000 readiness related projects will not have a material impact on our business, results of operations or financial condition.

We are surveying our customers, suppliers and service providers through written correspondence regarding their year 2000 readiness. We have received written correspondence from substantially all mission critical third parties indicating their compliance but have also created contingency plans such as increasing inventory levels and identifying alternative sources. Our risks involved with not solving the year 2000 problem include, but are not limited to, the following: loss of local or regional electrical power, loss of telecommunication services, delays or cancellations of merchandise shipments, manufacturing shutdowns, delays in processing customer transactions, bank errors and computer errors by suppliers. Despite our efforts to survey customers, suppliers and service providers, we cannot be certain as to the actual year 2000 readiness of these third parties and because our year 2000 compliance is dependent upon certain third parties (including infrastructure providers) also being year 2000 compliant on a timely basis, there is no assurance that our efforts will prevent a material adverse impact on our business, results of operations or financial condition.

Seasonality

Although our business is not affected by seasonality, historically our revenues and earnings increase sequentially from quarter to quarter within a fiscal year, but the first quarter is less than the previous year's fourth quarter.

Liquidity and Capital Resources

As of June 30, 1999, we had $50.4 million in working capital. Our current ratio was 2.5 to 1 at June 30, 1999. As of February 25, 1999, we replaced a previous agreement with a revised revolving credit, term loan and mortgage agreement with two banks which is secured by substantially all of our assets not otherwise encumbered. The agreement provides for a revolving credit line of $23.0 million, a term loan of $20.0 million and a mortgage on our Plainview property for $4.5 million. The revolving credit and term loans expire in December 2002. The term loan is payable in quarterly installments of $1.25 million beginning September 30, 1999 with final payment on December 31, 2002. As of June 30, 1999, the outstanding term loan was $17.5 million. The interest rate on borrowings under this agreement is at various rates depending upon certain financial ratios, with the current rate substantially equivalent to 90-day LIBOR (approximately 5.4% at June 30, 1999 and 5.7% at June 30, 1998) plus 1.50% on the revolving credit borrowings and LIBOR plus 1.75% on the term loan borrowings. The mortgage is payable in monthly installments of approximately $26,000 through March 2008 and a balloon payment of $1.6 million in April 2008. The Company has entered into an interest rate swap agreement for the outstanding amount under the mortgage agreement at approximately 7.6% in order to reduce the interest rate risk associated with these borrowings.

The terms of the agreement require compliance with certain covenants including minimum consolidated tangible net worth and pretax earnings, maintenance of certain financial ratios, limitations on capital expenditures and indebtedness and prohibition of the payment of cash dividends. In connection with the purchase of certain materials for use in manufacturing, we have a letter of credit facility of $2.0 million.

During June 1994, we completed a sale of $10.0 million principal amount of 7-1/2% Senior Subordinated Convertible Debentures to non-U.S. persons. On September 8, 1997, we called for the redemption of all of the outstanding 7-1/2% Senior Subordinated Convertible Debentures at 104-1/2% of the principal amount. The Debentures were convertible into our Common Stock at a price of $5-5/8 per share through October 6, 1997. All of the principal amount was converted. In connection with the conversions, $599,000 of deferred bond issuance costs were charged to additional paid-in capital.

Effective July 1, 1997, our subsidiary, MIC Technology, acquired certain equipment, inventory, licenses for technology and patents of two of Lucent Technologies' telecommunications component units - multi-chip modules and film integrated circuits - for approximately $4.4 million in cash. These units manufacture microelectronic modules and interconnect products. We also signed a multi-year supply agreement to provide Lucent with film integrated circuits for use in the telecommunications industry. The purchase price has been allocated to the assets acquired, based on their fair values, and certain obligations assumed relating to the various agreements.

In March 1998, we sold 2.6 million shares of our Common Stock in a public offering for $31.3 million, net of an underwriting discount of $2.0 million and issuance costs of $496,000. Of these net proceeds, $9.6 million was used to repay bank indebtedness. The balance of the net proceeds was used primarily for our purchase of UTMC Microelectronic Systems in February 1999.

Effective September 1, 1998, we acquired 90% of the stock of Europtest, S.A. (France) for approximately $1.1 million. The purchase agreement also requires that we purchase the remaining 10% of Europtest pro rata over a three-year period at prices determined based upon net sales of Europtest products. Europtest develops and sells specialized software-driven test equipment used primarily in cellular, satellite and other communications applications. The acquired company's net sales were approximately $1.9 million for the year ended March 31, 1998.

In December 1998, we financed the acquisition and renovation of the land and building of our Pearl River, NY facility and received proceeds amounting to $4.2 million. These borrowings are payable in annual installments of approximately $200,000 through 2019.

Effective February 25, 1999, we acquired all of the outstanding stock of UTMC Microelectronic Systems, Inc. for $42.5 million of cash. Prior to the acquisition, UTMC Microelectronic Systems distributed by dividend to its then-parent, United Technologies Corporation, the assets and United Technologies assumed the liabilities of the circuit card assembly portion of UTMC Microelectronic Systems business. The purchase price was paid with available cash of $22.5 million and borrowings under our bank loan agreement of $20.0 million. UTMC Microelectronic Systems is a leader in supplying radiation-tolerant integrated circuits for satellite communications. The acquired company's net sales, excluding the circuit card assembly business, were approximately $33.4 million for the year ended December 31, 1998.

In fiscal 1999, our operations provided cash of $11.4 million from our continued profitability, partially offset by an increase in receivables due to our higher sales volume and timing of billings. In fiscal 1999, our investing activities used cash of $51.6 million primarily for our acquisition of UTMC Microelectronic Systems and for capital expenditures. In fiscal 1999, our financing activities provided cash of $18.5 million primarily from bank financing for the acquisition of UTMC Microelectronic Systems.

We believe that internally generated funds and available lines of credit will be sufficient for our working capital requirements, capital expenditure needs and the servicing of our debt for at least the next twelve months. At June 30, 1999, our available unused line of credit was $21.0 million after consideration of the letter of credit.

One of our subsidiaries whose operations were discontinued in 1991, is one of several defendants named in a personal injury action initiated in August 1994, by a group of plaintiffs. The plaintiffs are seeking damages which cumulatively may exceed $500 million. The complaint alleges, among other things, that the plaintiffs suffered injuries from exposure to substances contained in products sold by our subsidiary to one of its customers. This action is in the discovery stage. Based upon available information and considering our various defenses, together with our product liability insurance, in our opinion, the outcome of the action against our subsidiary will not have a materially adverse effect on our consolidated financial statements.

We are involved in various other routine legal matters. We believe the outcome of these matters will not have a materially adverse effect on our consolidated financial statements.

We are undergoing routine audits by various taxing authorities of our state and local income tax returns covering periods from 1994 to 1996. We believe that the probable outcome of these various audits should not materially affect our consolidated financial statements.

Our backlog of orders was $93.8 million at June 30, 1999 and $80.1 million at June 30, 1998.

Forward-Looking Statements

All statements other than statements of historical fact included in this Annual Report, including without limitation statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding our financial position, business strategy and plans and objectives of our management for future operations, are forward-looking statements. When used in this Annual Report, words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to Aeroflex or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to, competitive factors and pricing pressures, changes in legal and regulatory requirements, technological change or difficulties, product development risks, commercialization difficulties and general economic conditions. Such statements reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity.

ITEM EIGHT - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
             -------------------------------------------
The financial statements and supplementary data listed in the accompanying Index to Financial Statements and Schedules are attached as part of this report.

ITEM NINE - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
            ----------------------------------------------------
None.


                                    PART III
                                    --------

The information required by Part III is incorporated by reference to our definitive proxy statement in connection with our Annual Meeting of Stockholders scheduled to be held in November 1999. The proxy statement is to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year ended June 30, 1999.

                                     PART IV
                                     -------

ITEM FOURTEEN - EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                AND REPORTS ON FORM 8-K
                ---------------------------------------
(a) See Index to Financial Statements at beginning of attached financial statements.

(b) Reports on Form 8-K:
     -------------------
           None

(c)  Exhibits
     --------
3.1 Certificate of Incorporation, as amended. (Exhibit 3.1 to Form 10-K for the year ended June 30, 1998)

3.2 By-Laws, as amended (Exhibit 3 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

4.1 Fourth Amended and Restated Loan and Security Agreement dated as of February 25, 1999 among the Registrant, certain of its subsidiaries, The Chase Manhattan Bank (as successor to Chemical Bank) and Fleet Bank, N.A. (as successor to NatWest Bank, N.A.) (Exhibit 10.5 to Form 8-K dated February 25, 1999)

10.1 1989 Non-Qualified Stock Option Plan, as amended (Exhibit 10.8 of Annual Report on Form 10-K for the year ended June 30, 1990).

10.2 1994 Non-Qualified Stock Option Plan. (Exhibit 10.2 of Annual Report on Form 10-K for the year ended June 30, 1994).

10.3 1994 Outside Directors Stock Option Plan. (Exhibit 10.3 of Annual Report on Form 10-K for the year ended June 30, 1994).

10.4 Employment Agreement between Aeroflex Incorporated and Harvey R. Blau (Exhibit 10.1 to Report on Form 10-Q for the quarter ended March 31, 1999).

10.5 Employment Agreement between Aeroflex Incorporated and Michael Gorin (Exhibit 10.2 to Report on Form 10-Q for the quarter ended March 31, 1999).

10.6 Employment Agreement between Aeroflex Incorporated and Leonard Borow (Exhibit 10.3 to Report on Form 10-Q for the quarter ended March 31, 1999).

10.7 Deferred Compensation Agreement between Aeroflex Incorporated and Harvey R. Blau (Exhibit 10.4 to Report on Form 8-K dated May 17, 1997).

10.8 Employment Agreement between Aeroflex Incorporated and Carl Caruso (Exhibit
     10.5 to Report on Form 8-K dated May 17, 1997).

10.9 1996 Stock Option Plan (Exhibit A to Definitive Schedule 14A filed September 30, 1996).

10.101998 Stock Option Plan (Exhibit 10 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

10.11Common Stock  Purchase  Agreement  made as of February 25, 1999 between the
     Registrant and United Technolgoies Corporation acting through its Hamilton Standard Division as the owner of all of the issued and outstanding capital stock of UTMC Microelectronic Systems, Inc.. (Exhibit 10.1 to Form 8-K dated February 25, 1999).

10.12Long  Term   Agreement   made  as  of  February  25,  1999  between  United
     Technologies  Corporation and UTMC Microelectronic  Systems,  Inc. (Exhibit
     10.2 to Form 8-K dated February 25, 1999).

10.13Facilities  Lease and  Services  Agreement  made as of  February  25,  1999 between UTMC Microelectronic Systems, Inc., United Technologies Corporation and Hamilton Standard Electronics. (Exhibit 10.3 to Form 8-K dated February 25, 1999).

10.14Assignment and License-Back  Agreement made as of February 25, 1999 between
     UTMC Microelectronic Systems, Inc. and United Technologies Corporation. (Exhibit 10.4 to Form 8-K dated February 25, 1999).

22   The following is a list of the Company's subsidiaries:

                                                 State of
                  Name                         Incorporation
                  ----                         -------------
        Aeroflex Laboratories Incorporated      Delaware
        Aeroflex Lintek Corp.                   Ohio
        Aeroflex Systems Corp.                  Delaware
        Europtest, S.A.                         France
        MIC Technology Corporation              Texas
        UTMC Microelectronic Systems, Inc.      Delaware
        Vibration Mountings and Controls, Inc.  New York

23   Consent of Independent Auditors

27   Financial Data Schedule

99   Undertakings

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of September 1999.

                            Aeroflex Incorporated

                            By: /s/ Harvey R. Blau
                               ------------------------------
                                 Harvey R. Blau, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on September 28th, 1999 by the following persons in the capacities indicated:


/s/ Harvey R. Blau            Chairman of the Board
Harvey R. Blau                (Chief Executive Officer)

/s/ Michael Gorin             President and Director
Michael Gorin                 (Chief Financial Officer and Principal Accounting
                              Officer)

/s/ Leonard Borow             Executive Vice President, Secretary and Director
Leonard Borow                 (Chief Operating Officer)

/s/ Paul Abecassis            Director
Paul Abecassis

/s/ Milton Brenner            Director
Milton Brenner

/s/ Ernest E. Courchene, Jr.  Director
Ernest E. Courchene, Jr.

/s/ Donald S. Jones           Director
Donald S. Jones

/s/ Eugene Novikoff           Director
Eugene Novikoff

/s/ John S. Patton            Director
John S. Patton

                              AEROFLEX INCORPORATED

                                AND SUBSIDIARIES

                                ----------------

                       FINANCIAL STATEMENTS AND SCHEDULES

                 COMPRISING ITEM 8 OF ANNUAL REPORT ON FORM 10-K

                      TO SECURITIES AND EXCHANGE COMMISSION

                          AS OF JUNE 30, 1999 AND 1998

                                AND FOR THE YEARS

                       ENDED JUNE 30, 1999, 1998 AND 1997

                       FINANCIAL STATEMENTS AND SCHEDULES



               I  N  D  E  X                                          PAGE
               -------------                                          ----

  ITEM FOURTEEN (a)
  -----------------
1.  FINANCIAL STATEMENTS:

     Independent auditors' report                                     S-1

     Consolidated financial statements:

        Balance sheets - June 30, 1999 and 1998                       S-2-3

     Statements of earnings - each of the three years
        in the period ended June 30, 1999                             S-4

     Statements of stockholders' equity - each of the
        three years in the period ended June 30, 1999                 S-5

     Statements of cash flows - each of the three years
        in the period ended June 30, 1999                             S-6

     Notes (1-14)                                                     S-7-20

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

                          Independent Auditors' Report
                          ----------------------------

The Board of Directors and Stockholders of Aeroflex Incorporated
Plainview, New York

We have audited the accompanying consolidated balance sheets of Aeroflex Incorporated and subsidiaries as of June 30, 1999 and 1998 and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three year period ended June 30, 1999. Our audits also included the financial statement schedule listed in the Index at item 14(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aeroflex Incorporated and subsidiaries as of June 30, 1999 and 1998 and the results of their operations and their cash flows for each of the years in the three year period ended June 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                        /s/ KPMG LLP
                                        KPMG LLP


Melville, New York
August 10, 1999

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                                     June 30,
                                                              ----------------------
                                      ASSETS                    1999         1998
                                                                ----         ----

Current assets:
  Cash and cash equivalents...............................    $  2,714     $ 24,408

  Accounts receivable,  less allowance for doubtful
    accounts of $381 and $317 at June 30, 1999 and 1998,
    respectively..........................................      39,967       19,853

  Inventories, net........................................      32,637       29,851

  Deferred income taxes...................................       5,291        1,861

  Prepaid expenses and other current assets...............       2,314        1,197
                                                              --------     --------

       Total current assets...............................      82,923       77,170


Property, plant and equipment, net........................      50,802       26,994


Intangible assets acquired in connection with
  the purchase of businesses, net of accumulated
  amortization of $3,084 and $1,993 at June 30, 1999 and
  1998, respectively......................................      13,777        7,578

Cost in  excess  of fair  value of
  net  assets of  businesses  acquired,  net of accumulated
  amortization of $3,161 and $2,724 at June 30, 1999 and 1998,
  respectively............................................      14,019        9,827

Other assets..............................................       3,695        2,532
                                                              --------     --------

Total assets..............................................    $165,216     $124,101
                                                              ========     ========






               See notes to consolidated financial statements.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                    (In thousands, except per share amounts)

                                                                        June 30,
                                                                 --------------------
               LIABILITIES AND STOCKHOLDERS' EQUITY                1999        1998
                                                                 --------    --------
Current liabilities:
  Current portion of long-term debt.......................       $  6,509    $  1,755

  Accounts payable........................................          8,070       6,668
  Accrued expenses and other current liabilities..........         16,923      12,932

  Income taxes payable....................................          1,055       1,850
                                                                 --------    --------
       Total current liabilities..........................         32,557      23,205


Long-term debt............................................         24,608       9,726
Deferred income taxes.....................................          3,582       1,156
Other long-term liabilities...............................          2,376       2,978
                                                                 --------    --------
Total liabilities.........................................         63,123      37,065
                                                                 --------    --------
Commitments and contingencies

Stockholders' equity:
  Preferred Stock, par value $.10 per share;
    authorized 1,000 shares:
    Series A Junior Participating  Preferred Stock,
    par value $.10 per share;  authorized 40 shares;
    none issued...........................................           -           -
  Common Stock, par value $.10 per share; authorized
    40,000 shares; issued 18,429 and 17,378 shares at
    June 30, 1999 and 1998, respectively..................          1,843       1,738
  Additional paid-in capital..............................        105,720     100,481
  Accumulated deficit.....................................         (5,421)    (15,178)
                                                                 --------    --------
                                                                  102,142      87,041
  Less:  Treasury stock, at cost (6 and 1 shares at
    June 30, 1999 and 1998, respectively).................             49           5
                                                                 --------    --------
Total stockholders' equity................................        102,093      87,036
                                                                 --------    --------
Total liabilities and stockholders' equity................       $165,216    $124,101
                                                                 ========    ========





                See notes to consolidated financial statements.

                     AEROFLEX INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS

                    (In thousands, except per share amounts)

                                                        Years Ended June 30,
                                            ----------------------------------------
                                              1999            1998             1997
                                              ----            ----             ----
Net sales................................   $157,104        $118,861        $ 94,299
Cost of sales............................     98,645          77,286          63,109
                                            --------        --------        --------
  Gross profit...........................     58,459          41,575          31,190
                                            --------        --------        --------
Operating costs:
  Selling, general and administrative
    costs................................     27,763          21,545          18,175
  Research and development costs.........      9,612           5,172           3,279
  Acquired in-process research and
    development (Note 2).................      3,500            -               -
                                            --------        --------        --------
       Total operating costs.............     40,875          26,717          21,454
                                            --------        --------        --------
Operating income ........................     17,584          14,858           9,736
                                            --------        --------        --------
Other expense (income):
  Interest expense.......................      1,454           2,011           2,974
   Other expense (income) (including
    interest income and dividends of
    $781, $389 and $84)..................       (777)           (309)            (93)
                                            --------        --------        --------
       Total other expense (income)......        677           1,702           2,881
                                            --------        --------        --------
Income before income taxes...............     16,907          13,156           6,855
Provision for income taxes...............      7,150           4,750           2,435
                                            --------        --------        --------
Net income ..............................   $  9,757        $  8,406         $ 4,420
                                            ========        ========        ========
Net income per common share and
  common share equivalent:
   Basic.................................     $ .55           $ .57           $ .36
                                              =====           =====           =====
   Diluted...............................     $ .51           $ .51           $ .34
                                              =====           =====           =====

 Weighted  average  number  of  common  shares
  and  common  share   equivalents
  outstanding:
   Basic.................................     17,784          14,802          12,446
   Diluted...............................     19,128          16,527          14,620










                            See notes to consolidated financial statements.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                    Years Ended June 30, 1999, 1998 and 1997

                                 (In thousands)

                                                                                Additional
                                                               Common Stock       Paid-in    Accumulated          Treasury Stock
                                               Total       Shares    Par Value    Capital      Deficit          Shares      Cost
                                             ---------     ------   ----------  -----------  -----------        ------   ----------
Balance, July 1, 1996....................    $  30,472     12,380   $  1,238    $  57,820    $  (28,004)         129     $    (582)

Stock issued upon exercise
  of stock options.......................          586        278         28          290          -             (69)          268

Purchase of treasury
  stock..................................         (438)      -          -            -             -             109          (438)
Net income...............................        4,420       -          -            -            4,420          -             -
                                             ---------     ------   ----------  -----------  -----------        ------   ----------
Balance, June 30, 1997...................       35,040     12,658      1,266       58,110       (23,584)         169          (752)

Stock issued in public offering..........       31,285      2,597        260       31,025          -             -             -
Stock issued upon exercise
  of stock options and warrants..........        2,923        349         35        2,141          -            (168)          747

Stock issued upon conversion
  of debentures..........................        9,382      1,774        177        9,205          -             -             -
Net income...............................        8,406       -          -            -            8,406          -             -
                                             ---------     ------   ----------  -----------  -----------        ------   ----------
Balance, June 30, 1998...................       87,036     17,378      1,738      100,481       (15,178)           1            (5)


Stock issued upon exercise
  of stock options and warrants..........        4,967      1,051        105        4,563          -             (34)          299
Purchase of treasury stock...............         (343)      -          -            -             -              39          (343)
Deferred compensation....................          676       -          -             676          -             -             -
Net income...............................        9,757       -          -            -            9,757          -             -
                                             ---------     ------   ----------  -----------  -----------        ------   ----------
Balance, June 30, 1999...................    $ 102,093     18,429   $  1,843   $  105,720    $   (5,421)            6     $     (49)
                                             =========     ======   ========   ==========    ==========         ======   ==========






                 See notes to consolidated financial statements.

                     AEROFLEX INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                          Years Ended June 30,
                                                                 --------------------------------------
                                                                   1999          1998           1997
                                                                   ----          ----           ----

Cash flows from operating activities:
  Net income ..................................................  $   9,757      $  8,406      $   4,420

  Adjustments  to  reconcile  net  income  to
    net cash provided by operating activities:
      Acquired in-process research and development.............      3,500          -              -

      Depreciation and amortization............................      6,554         4,884          4,322
      Amortization of deferred gain............................       (588)         (588)          -

      Deferred income taxes....................................      1,812         1,004            (10)
      Other....................................................        292           (10)            57
  Change in operating  assets and  liabilities,  net
    of effects from purchase of businesses:
      Decrease (increase) in accounts receivable...............    (16,365)        1,975          1,421

      Decrease (increase) in inventories.......................      3,825        (8,397)        (3,403)
      Decrease (increase) in prepaid
        expenses and other assets..............................     (2,238)         (633)           879
      Increase (decrease) in accounts payable, accrued expenses
        and other long-term liabilities........................      2,739         5,384            691

      Increase (decrease) in income taxes payable..............      2,090         1,648            668
                                                                  --------      --------       ---------
Net cash provided by operating activities......................     11,378        13,673          9,045
Cash flows from investing activities:                             --------      --------       ---------
  Payment for purchase of businesses,
    net of cash acquired.......................................    (43,656)         (249)          (162)
  Purchase of equipment, inventory and technology rights
    from Lucent Technolgies....................................       -           (4,435)          -
  Capital expenditures.........................................     (9,104)      (10,613)        (2,931)
  Proceeds from sale of property,
    plant and equipment........................................        967           209             16
  Proceeds from sale of securities.............................        198           110             81
                                                                  --------      --------       ---------
Net cash used in investing activities..........................    (51,595)      (14,978)        (2,996)
                                                                  --------      --------       ---------
Cash flows from financing activities:
  Borrowings under debt agreements.............................     24,191         6,231             58

  Debt repayments..............................................     (4,663)      (13,685)        (5,719)

  Bank debt financing costs....................................       (438)         -              -
  Proceeds from issuance of common shares in public offering...       -           31,781           -
  Costs in connection with public offering.....................       -             (496)          -
  Proceeds from the exercise of stock options and warrants.....      2,539         1,292            305

  Amounts paid for withholding taxes on stock option
    exercises..................................................     (5,434)       (1,512)          (663)
  Withholding taxes collected for stock option exercises.......      2,671         1,502            347
  Purchase of treasury stock...................................       (343)         -              (438)
                                                                  --------      --------       --------
Net cash provided by (used in)
  financing activities.........................................     18,523        25,113         (6,110)
Net increase (decrease) in cash and                               --------      --------       --------
  cash equivalents.............................................    (21,694)       23,808            (61)

Cash and cash equivalents at beginning of period...............     24,408           600            661
                                                                  --------      --------       ---------
Cash and cash equivalents at end of period.....................   $  2,714      $ 24,408       $    600
                                                                  ========      ========       =========









                 See notes to consolidated financial statements.

                                       S-6

                     AEROFLEX INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Principles and Policies

     Principles of Consolidation
     The accompanying consolidated financial statements include the accounts of Aeroflex Incorporated and its subsidiaries (the "Company"), all of which are wholly-owned with the exception of Europtest which is 90% owned (see
     Note 2). All intercompany balances and transactions have been eliminated.

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

     Inventories
     Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories related to long-term contracts are recorded at cost less amounts expensed under percentage-of-completion accounting.

     Financial Instruments
     The fair values of all on-balance sheet financial instruments, other than long-term debt (see Note 7), approximate book values because of the short maturity of these instruments. Amounts receivable or payable under interest rate swap agreements are accounted for as adjustments to interest expense.

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

     Research and Development Costs
     All research and development costs are charged to expense as incurred.  See
     Note 2 for a discussion of acquired in-process research and development.

     Intangible Assets
     Intangible assets are recorded at cost, less accumulated amortization. The excess of purchase price over the fair value of tangible assets acquired is being amortized on a straight-line basis over periods ranging from 15 to 40 years except for certain costs allocated to existing technology, assembled workforce, customer relationships and patents which are amortized over 6 to 15 years, the estimated remaining lives of the intangibles at the time they were acquired by the Company. The Company periodically evaluates the recoverability of the carrying value of its intangible assets and the related amortization periods. The Company assesses the recoverability of unamortized goodwill based on the undiscounted projected future earnings of the related businesses.

     Income Per Share
     Beginning with the year ended June 30, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share." In accordance with SFAS No. 128, income per common share ("Basic EPS") is computed by dividing net income by the weighted average common shares outstanding. Income per common share assuming dilution ("Diluted EPS") is computed by dividing net income plus a pro forma addback of debenture interest by weighted average common shares outstanding plus potential dilution from the conversion of debentures and the exercise of stock options and warrants. Income per share amounts for prior periods have been restated to conform to the provisions of SFAS No. 128.

     Accounting for Stock-Based Compensation
     The Company records compensation expense for employee and director stock options only if the current market price of the underlying stock exceeds the exercise price on the date of the grant. Effective July 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." The Company has elected not to implement the fair value based accounting method for employee and director stock options, but instead has elected to disclose the pro forma net income and pro forma net income per share for employee and director stock option grants made beginning in fiscal 1996 as if such method had been used to account for stock-based compensation cost as described in SFAS No. 123.

     Income Taxes
     In accordance with SFAS No. 109, "Accounting for Income Taxes," the Company measures deferred tax assets and liabilities based upon the differences between the financial accounting and tax bases of assets and liabilities.

     Reclassifications
     Reclassifications have been made to the 1998 and 1997 consolidated financial statements to conform to the 1999 presentation.

     Recent Accounting Pronouncements
     Effective July 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement requires presentation of comprehensive income and its components in the financial statements. The adoption of this statement did not have a material effect on our consolidated financial statements.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. The Company has adopted this standard effective July 1, 1998, as required.

     In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 2000. This statement requires companies to record derivatives on the balance sheet as assets or liabilities at their fair value. In certain circumstances changes in the value of such derivatives may be required to be recorded as gains or losses. Management believes that the impact of this statement will not have a material effect on the Company's consolidated financial statements.

2.   Acquisition of Businesses
     UTMC
     ----
     Effective February 25, 1999, the Company acquired all of the outstanding stock of UTMC Microelectronic Systems, Inc. ("UTMC") for $42.5 million of cash. The purchase price was paid with available cash of $22.5 million and borrowings under the Company's bank loan agreement of $20.0 million. UTMC is a supplier of radiation-tolerant integrated circuits for satellite communications. The acquired company's net sales were approximately $33.4 million for the year ended December 31, 1998.

     The Company commissioned an independent asset valuation study of acquired tangible and identifiable intangible assets to serve as a basis for allocation of the purchase price. Based on this study, the Company allocated the purchase price, including acquisition costs of approximately $500,000, as follows:

                                                           (In thousands)
              Net tangible assets                              $28,771
              Identifiable intangible assets                     6,300
              Costs in excess of fair value of net assets        4,429
              In-process research and development                3,500
                                                               -------
                                                               $43,000
                                                               =======

     The identifiable intangible assets include existing technology, customer relationships and assembled work force. The identifiable intangibles and costs in excess of fair value of net assets are being amortized on a straight-line basis over 6 to 15 years based on the study described above. The acquired in- process research and development was not considered to have reached technological feasibility and, in accordance with generally accepted accounting principles, the value of such was expensed in the third quarter of fiscal 1999.

     Summarized below are the unaudited pro forma results of operations of the Company as if UTMC had been acquired at the beginning of the fiscal periods presented. The $3.5 million write-off has been included in the June 30, 1999 pro forma income but not the June 30, 1998 pro forma income in order to provide comparability to the respective actual results.

                                        Pro Forma Years Ended
                                               June 30,
                                 -----------------------------------
                                          1999            1998
                                          ----            ----
                                (In thousands, except per share data)

  Net sales                            $  177,149       $  155,371
  Net income                                9,469           11,267

  Net income per share
   Basic                               $      .53       $      .76
    Diluted                                   .50              .69

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

     Lintek
     ------
     In January 1995, the Company acquired substantially all of the net operating assets of Lintek, Inc. ("Lintek") for $537,000 plus contingent consideration based on the next five years' earnings to a maximum of an additional $675,000. Additional consideration of $200,000, $250,000, $162,000 and $63,000 was earned as of December 31, 1998, 1997, 1996 and
     1995 and paid in February 1999, March 1998, February 1997 and 1996, respectively. Such amounts have been treated as cost in excess of fair value of net assets acquired. Lintek designs, develops and manufactures radar cross section and antenna pattern measurement systems for commercial and military applications, as well as surface penetrating radars.

     The acquisitions have been accounted for as purchases and, accordingly, the acquired assets and liabilities assumed have been recorded at their estimated fair values at the respective dates of acquisition. The operating results of UTMC, Europtest and Lintek are included in the consolidated statements of earnings from the respective acquisition dates.

3.   Acquisition of Assets From Lucent Technologies
     Effective July 1, 1997, the Company's subsidiary, MIC Technology ("MIC"), acquired certain equipment, inventory, licenses for technology and patents of two of Lucent Technologies' microelectronics components units - multi-chip modules and film integrated circuits - for $4.4 million in cash. These units manufacture microelectronic modules and interconnect products. The Company has also signed a multi-year supply agreement to provide Lucent with film integrated circuits for use in telecommunications applications. The purchase price has been allocated to the assets acquired, based on their fair values, and certain obligations assumed relating to the agreements.

4.   Inventories
     Inventories consist of the following:

                                                  June 30,
                                          ------------------------
                                            1999            1998
                                          --------        --------
                                               (In thousands)
  Raw materials....................       $ 18,441        $ 12,012
  Work-in-process..................         11,148          12,737
  Finished goods...................          3,048           5,102
                                          --------        --------
                                          $ 32,637        $ 29,851
                                          ========        ========

     Inventories include contracts-in-process of $9.6 million and $13.2 million at June 30, 1999 and 1998, respectively, which consist substantially of unbilled material, labor and overhead costs that are or were expected to be billed during the succeeding fiscal year.

5.  Property, Plant and Equipment
  Property, plant and equipment consists of the following:

                                              June 30,             Estimated
                                    --------------------------
                                        1999            1998       Useful Life
                                        ----            ----
                                            (In thousands)           In Years
                                                                   -----------
  Land............................  $    4,725      $      725
  Building and leasehold
    improvements..................      32,353          17,479        2 to 40
  Machinery, equipment, tools
    and dies......................      37,727          29,400        3 to 10
  Furniture and fixtures..........       7,521           5,968        5 to 10
  Assets recorded under
    capital leases................       2,334           2,334        5 to 10
                                    ----------      ----------
                                        84,660          55,906
  Less accumulated depreciation
    and amortization..............      33,858          28,912
                                    ----------      ----------
                                    $   50,802      $   26,994
                                    ==========      ==========

     In July 1998, the Company purchased a previously leased operating facility in Pearl River, New York for $2.5 million in cash.

     Repairs and maintenance expense on property, plant and equipment was $2.3 million, $1.4 million and $1.1 million for the years ended June 30, 1999, 1998 and 1997, respectively.

6.   Accrued Expenses and Other Current Liabilities
     Accrued expenses and other current liabilities include accrued salaries, wages and other compensation of $7.1 million and $4.3 million at June 30, 1999 and 1998, respectively.

7.   Long-Term Debt and Credit Arrangements
     Long-term debt consists of the following:

                                            June 30,
                                    -------------------------
                                      1999             1998
                                    --------         --------
                                         (In thousands)
    Revolving credit, term loan
    and mortgage agreement (a)..    $ 21,853         $  4,720
  Building mortgage (b).........       4,165             -
  Equipment loans (c)...........       4,877            5,624
  Capitalized lease
    obligations ................         124            1,019
  Other.........................          98              118
                                    --------         --------
                                      31,117           11,481
  Less current maturities.......       6,509            1,755
                                    --------         --------
                                    $ 24,608         $  9,726
                                    ========         ========

            Aggregate long-term debt as of June 30, 1999 matures in each fiscal year as follows:

                                    (In thousands)
                    2000............... $  6,509
                    2001...............    6,422
                    2002...............    6,455
                    2003...............    4,695
                    2004...............    1,044
                    Thereafter.........    5,992
                                        --------
                                        $ 31,117
                                        ========

     Interest paid was $1.6 million, $2.1 million and $2.6 million during the years ended June 30, 1999, 1998 and 1997, respectively.

     (a) As of February 25, 1999, the Company replaced a previous agreement with a revised revolving credit, term loan and mortgage agreement with two banks which is secured by substantially all of the Company's assets not otherwise encumbered. The agreement provides for a revolving credit line of $23.0 million, a term loan of $20.0 million and a mortgage on the Company's Plainview property for $4.5 million. The revolving credit and term loans expire in December 2002. The term loan is payable in quarterly installments of $1.25 million beginning September 30, 1999 with final payment on December 31, 2002. As of June 30, 1999, the outstanding term loan was $17.5 million. The interest rate on borrowings under this agreement is at various rates depending upon certain financial ratios, with the current rate substantially equivalent to 90- day LIBOR (approximately 5.4% and 5.7% at June 30, 1999 and 1998, respectively) plus 1.50% on the revolving credit borrowings and LIBOR plus 1.75% on the term loan borrowings. The Company paid a facility fee of $100,000 and is required to pay a commitment fee of .25% per annum of the average unused portion of the credit line. The mortgage is payable in monthly installments of approximately $26,000 through March 2008 and a balloon payment of $1.6 million in April 2008. The Company has entered into an interest rate swap agreement for the outstanding amount under the mortgage agreement at approximately 7.6% in order to reduce the interest rate risk associated with these borrowings. The fair market value of the interest rate swap agreement was $40,000 as of June 30, 1999 in favor of the Company.

     The terms of the agreement require compliance with certain covenants including minimum consolidated tangible net worth and pretax earnings, maintenance of certain financial ratios, limitations on capital expenditures and indebtedness and prohibition of the payment of cash dividends. In connection with the purchase of certain materials for use in manufacturing, the Company has a letter of credit facility of $2.0 million. At June 30, 1999, the Company's available unused line of credit was $21.0 million after consideration of the letter of credit.

     (b) In December 1998, the Company financed the acquisition and renovation of the land and building of its Pearl River, NY facility and received proceeds amounting to $4.2 million. These borrowings are payable in annual installments of approximately $200,000 through 2019.

     (c) During the year ended June 30, 1998, the Company entered into equipment loans with two banks totaling $6.2 million. The loans are repayable monthly through July 2004 and bear interest at a floating rate 200 basis points above the 30-day LIBOR (approximately 5.2% and 5.7% at June 30, 1999 and 1998, respectively). The Company believes that the carrying amount of this debt approximates fair value since the interest rate is variable and the margins are consistent with those available to the Company under similar terms.

8.   Senior Subordinated Convertible Debentures
     During June 1994, the Company completed a sale of $10.0 million principal amount of 7-1/2% Senior Subordinated Convertible Debentures to non-U.S. persons. The net proceeds from the offering were used initially to retire certain bank indebtedness and for general working capital with excess proceeds placed in temporary short-term bank related investments until ultimately used for the purchase of MIC in fiscal 1996. The debentures were convertible into the Company's Common Stock at a price of $5.625 per share. On September 8, 1997, the Company called for the redemption of all outstanding 7-1/2% Senior Subordinated Convertible Debentures at 104.5% of the principal amount. All of the principal amount of the Company's 7-1/2% Senior Subordinated Convertible Debentures was converted. In connection with the conversions, $599,000 of deferred bond issuance costs were charged to additional paid-in capital.

9.   Stockholders' Equity

     (a) Common Stock Offering In March 1998, the Company sold 2.6 million shares of its Common Stock in a public offering for $31.3 million, net of an underwriting discount of $2.0 million and issuance costs of $496,000. Of these net proceeds, $9.6 million was used to repay bank indebtedness. The balance of the net proceeds was used primarily for the purchase of UTMC.

     (b) Stock Options and Warrants
     Under the Company's stock option plans, options may be granted to purchase shares of the Company's Common Stock exercisable at prices equal to the fair market value on the date of grant. During 1990, the Company's shareholders approved the Non-Qualified Stock Option Plan (the "NQSOP"). In December 1993, the Board of Directors adopted the Outside Director Stock Option Plan (the "Directors' Plan") which provides for options to non-employee directors, which become exercisable in three installments and expire ten years from the date of grant. The Directors' Plan, as amended, covers 500,000 shares of the Company's Common Stock. In November 1994, the shareholders approved the Directors' Plan and the 1994 Non-Qualified Stock Option Plan (the "1994 Plan"). In November 1996, the shareholders approved the 1996 Stock Option Plan (the "1996 Plan"). In April 1998, the Board of Directors adopted the 1998 Stock Option Plan (the "1998 Plan"). The NQSOP, the 1994 Plan, the 1996 Plan and the 1998 Plan provide for options which become exercisable in one or more installments and each covers 1.5 million shares of the Company's Common Stock. Options under the NQSOP and the 1994 Plan expire five years from the date of grant. Options under the 1996 Plan and the 1998 Plan shall expire not later than ten years from the date of grant.

     The Company has also issued to employees, who are not executive officers, options to purchase 548,000 shares of Common Stock exercisable between $4.00 and $13.63 per share. Such grants were not covered by one of the above plans.

     Additional information with respect to the Company's stock options is as follows:

                                     Weighted       Shares
                                      Average        Under
                                     Exercise     Outstanding
                                      Prices        Options
                                     --------     -----------
                                         (In thousands)

                 Balance, July 1,
                  1996.........      $  3.38          3,293
                 Granted.......         4.47            668
                 Forfeited.....         3.17            (71)
                 Exercised.....         2.04           (570)
                 Balance, June 30,                    -----
                  1997.........         3.83          3,320
                 Granted.......         9.94          1,043
                 Forfeited.....         3.65            (35)
                 Exercised.....         3.17           (436)
                 Balance, June 30,                    -----
                  1998.........         5.54          3,892
                 Granted.......        11.82          1,155
                 Forfeited.....         4.50             (3)
                 Exercised.....         3.74         (1,460)
                 Balance, June 30,                    -----
                  1999.........      $  8.30          3,584
                                                      =====

     During fiscal years 1999, 1998 and 1997, payroll tax on stock option exercises were withheld from employees in shares of the Company's Common Stock amounting to $2.6 million, $10,000 and $316,000, respectively, as permitted by the option plan provisions.

     Options to purchase 1.5 million, 2.3 million and 2.2 million shares were exercisable at weighted average exercise prices of $5.07, $3.90 and $3.61 as of June 30, 1999, 1998 and 1997, respectively.

     The options outstanding as of June 30, 1999 are summarized in ranges as follows:

                        Options Outstanding
                    --------------------------------
                    Weighted               Weighted
      Range of       Average                Average
      Exercise      Exercise   Options     Remaining
       Prices        Price     Outstanding   Life
      --------      --------   ----------- ---------
                             (In thousands)
     $ 3.75-$ 5.38  $ 4.17       1,402       4.5 years
     $ 8.19-$11.63    9.76       1,589       8.6
     $13.44-$17.56   14.15         593       9.2
                                 -----
                                 3,584
                                 =====

                           Options Exercisable
                    --------------------------------
                   Weighted
       Range of    Average
       Exercise    Exercise     Options
        Prices      Price     Exercisable
       --------    --------   -----------
                             (In thousands)
     $ 3.75-$ 5.38   $4.12         1,225
     $ 8.19-$11.63    8.75           259
     $13.44-$17.56   13.99            23
                                   -----
                                   1,507
                                   =====

     The Company has outstanding warrants to purchase 387,000 shares of its Common Stock exercisable between $6.75 and $7.50 per share through June 2004. These warrants were issued primarily in connection with the acquisition of MIC in fiscal 1996.

     (c) Accounting for Stock-Based Compensation. In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which the Company adopted in fiscal 1997. The Company has chosen not to implement the fair value based accounting method for employee and director stock options, but has elected to disclose the pro forma net income and net income per share as if such method had been used to account for stock-based compensation cost as described in SFAS No. 123.

     The per share weighted average fair value of stock options granted during fiscal 1999, 1998 and 1997 was $7.50, $7.39 and $2.37, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions: 1999 - expected dividend yield of 0%, risk free interest rate of 5.3%, expected stock volatility of 77%, and an expected option life of 5.1 years; 1998 - expected dividend yield of 0%, risk free interest rate of 5.8%, expected stock volatility of 80%, and an expected option life of 7.4 years; 1997 - expected dividend yield of 0%, risk free interest rate of 6.3%, expected stock volatility of 40%, and an expected option life of 7.4 years. The pro forma compensation cost before income taxes was $4.8 million, $2.0 million and $783,000 for the years ended June 30, 1999, 1998 and 1997, respectively, based on the aforementioned fair value at the grant date only for options granted after fiscal year 1995. The Company's net income and net income per share using this pro forma compensation cost would have been:

                                 Years Ended June 30,
                               -----------------------
                         (In thousands, except per share data)

                                        1997
                              -------------------------
                              As Reported     Pro Forma
                              -----------     ---------
   Net income.................  $  4,420       $  3,919

   Net income per share
           -Basic.............   $ 0.36         $ 0.31
           -Diluted...........     0.34           0.30


                                        1998
                              -------------------------
                              As Reported     Pro Forma
                              -----------     ---------
   Net income.................  $  8,406       $  7,112

   Net income per share
           -Basic.............   $ 0.57         $ 0.48
           -Diluted...........     0.51           0.44


                                        1999
                              ------------------------
                              As Reported     Pro Forma
                              -----------     ---------
   Net income...............    $  9,757       $  6,608

   Net income per share
         - Basic............     $ 0.55         $ 0.37
         - Diluted..........       0.51           0.36


     Since the pro forma compensation cost reflects only options granted after fiscal year 1995, the full impact of calculating stock-based compensation costs under SFAS No. 123 is not reflected in the pro forma net income because compensation cost is recognized over the respective vesting period and compensation cost for options granted prior to fiscal year 1996 was not reflected.

     (d) Shareholders' Rights Plan On August 13, 1998, the Company's Board of Directors approved a Shareholders' Rights Plan which provides for a dividend distribution of one right for each share to holders of record of the Company's Common Stock on August 31, 1998 and the issuance of one right for each share of Common Stock that shall be subsequently issued. The rights become exercisable only in the event a person or group ("Acquiring Person") accumulates 15% or more of the Company's Common Stock, or if an Acquiring Person announces an offer which would result in it owning 15% or more of the Common Stock. The rights expire on August 31, 2008. Each right will entitle the holder to buy one one-thousandth of a share of Series A Junior Participating Preferred Stock, as amended, of the Company at a price of $65. In addition, upon the occurrence of a merger or other business combination, or the acquisition by an Acquiring Person of 50% or more of the Common Stock, holders of the rights, other than the Acquiring Person, will be entitled to purchase either Common Stock of the Company or common stock of the Acquiring Person at half their respective market values.

     The Company will be entitled to redeem the rights for $.01 per right at any time prior to a person becoming an Acquiring Person.

     (e) Net Income Per Share
     A reconciliation of the numerators and denominators of the Basic EPS and Diluted EPS calculations is as follows:

                                                         Years Ended June 30,
                                                ------------------------------------
                                                  1999           1998         1997
                                                  ----           ----         ----
                                               (In thousands, except per share data)
  Computation of Adjusted Net Income:
  Net income for basic earnings per
    common share.............................   $  9,757       $  8,406     $  4,420
    Add: Debenture interest and amortization
    expense, net of income taxes.............       -               103          504
  Adjusted net income for diluted               --------       --------     --------
    earnings per common share................   $  9,757       $  8,509     $  4,924
  Computation of Adjusted Weighted Average      ========       ========     ========
    Shares Outstanding:
  Weighted average shares outstanding........     17,784         14,802       12,446
  Add: Shares assumed to be issued upon
    conversion of debentures.................       -               392        1,774
  Add: Effect of dilutive options and
    warrants outstanding.....................      1,344          1,333          400
  Weighted average shares and common share      --------       --------     --------
    equivalents used for computation of
    diluted earnings per common share........     19,128         16,527       14,620
  Net Income Per Common Share:                  ========       ========     ========
    Basic....................................     $0.55          $0.57        $0.36
                                                  =====          =====        =====
    Diluted..................................     $0.51          $0.51        $0.34
                                                  =====          =====        =====

     Options to purchase 92,500 shares at exercise prices ranging between $15.75 and $17.56 per share were outstanding as of June 30, 1999 but were not included in the computation of Diluted EPS because the exercise prices of these options were greater than the average market price of the common shares.

10.  Income Taxes
     The provision (benefit) for income taxes consists of the following:

                                          Years Ended June 30,
                                 -------------------------------------
                                     1999         1998          1997
                                 ---------    ----------     ---------
                                              (In thousands)
       Current:
         Federal...............  $   4,465     $   3,178     $   1,752
         State and local.......        873           568           693
                                 ---------     ---------     ---------
                                     5,338         3,746         2,445
                                 ---------     ---------     ---------
       Deferred:
         Federal...............      1,989           932           404
         State and local.......       (177)           72          (414)
                                 ---------     ---------     ---------
                                     1,812         1,004           (10)
                                 ---------     ---------     ---------
                                 $   7,150     $   4,750     $   2,435
                                 =========     =========     =========

     The provision for income taxes varies from the amount computed by applying the U.S. Federal income tax rate to income before income taxes as a result of the following:

                                         Years Ended June 30,
                                 -------------------------------------
                                    1999          1998          1997
                                 ---------     ---------     ---------
                                              (In thousands)
       Tax at statutory rate...  $   5,917     $   4,505     $   2,331
       Non-deductible acquired
        in-process research
        and development charge.      1,225             -             -
       State and local
        income tax.............        452           416           184
       Research and development
        credit.................       (500)         (250)            -
       Other, net..............         56            79           (80)
                                 ---------     ---------     ---------
                                 $   7,150     $   4,750     $   2,435
                                 =========     =========     =========

    Deferred tax assets and liabilities consist of:

                                                             June 30,
                                                   --------------------------
                                                      1999              1998
                                                   ---------         --------
                                                         (In thousands)
       Accounts receivable.......................  $     160         $    106
       Inventories...............................      5,025            1,671
       Accrued expenses..........................        106               84
                                                   ---------         --------
         Current assets..........................      5,291            1,861
                                                   ---------         --------
       Other long-term liabilities...............        801              781
       Capital loss carryforwards................      2,543            2,493
       Tax loss carryforwards....................      1,434              238
       Tax credit carryforwards..................      3,864            3,737
       Less: valuation allowance.................     (3,426)          (3,379)
                                                   ---------         --------
         Non-current assets......................      5,216            3,870
                                                   ---------         --------
       Property, plant and equipment.............     (3,572)          (1,848)
       Intangibles...............................     (5,205)          (3,125)
       Other.....................................        (21)             (53)
                                                   ---------         --------
         Long-term liabilities...................     (8,798)          (5,026)
                                                   ---------         --------
         Net non-current liabilities.............     (3,582)          (1,156)
                                                   ---------         --------
           Total.................................  $   1,709         $    705
                                                   =========         ========

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

     The Company made income tax payments of $3.3 million, $2.1 million and $1.5 million and received refunds of $75,000, $26,000 and $1.1 million during the years ended June 30, 1999, 1998 and 1997, respectively.

     A tax benefit of $5.2 million, $1.6 million and $598,000 was credited to additional paid-in capital during the years ended June 30, 1999, 1998 and 1997, respectively in connection with the exercise of stock options and warrants.

11.  Employment Contracts

     As of June 30, 1999, the Company has employment agreements with certain of its officers for periods through June 30, 2004 with annual remuneration ranging from $180,000 to $350,000, plus cost of living adjustments and, in some cases, additional compensation based upon earnings of the Company. Future aggregate minimum payments under these contracts are $1.2 million per year. Certain of the contracts provide for a three-year consulting period at the expiration of the employment term at two-thirds of salary. In addition, these officers have the option to terminate their employment agreements upon change in control of the Company, as defined, and receive lump sum payments equal to the salary and bonus, if any, for the remainder of the term.

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

     For each of the 1999, 1998 and 1997 calendar years, the Board of Directors has elected to provide an employer contribution, which vests immediately, equal to 40%, 30% and 30%, respectively of employee contributions subject to certain limitations. The ARX 401(k) expense for the fiscal years ended June 30, 1999, 1998 and 1997 was $507,000, $298,000 and $263,000,
     respectively.

     Employees of MIC, who are excluded from the ARX 401(k), are eligible to participate in the MIC 401(k) and Profit Sharing Plan (the "MIC Plan"). In addition to contributing a portion of his or her compensation and receiving an employer contribution, eligible employees also receive an allocation of a discretionary share of the MIC profits. The MIC Plan expense was $500,000, $512,000 and $450,000 for the fiscal years ended June 30, 1999,
     1998 and 1997, respectively.

     Effective January 1, 1994, the Company established a Supplemental Executive Retirement Plan (the "SERP") which provides retirement, death and disability benefits to certain of its officers. The SERP expense for the fiscal years ended June 30, 1999, 1998 and 1997 was $384,000, $324,000 and
     $300,000, respectively. The assets of the SERP are held in a Rabbi Trust and amounted to $1.2 million and $744,000 at June 30, 1999 and 1998, respectively. The accumulated benefit obligation was $2.0 million and $1.7 million at June 30, 1999 and 1998, respectively. No participants are currently receiving benefits.

13.  Commitments and Contingencies

     Operating Leases

     Several of the Company's operating facilities and certain machinery and equipment are leased under agreements expiring through 2005. The leases for machinery and equipment generally contain options to purchase at the then fair market value of the related leased assets.

     Future minimum payments under operating leases as of June 30, 1999 are as follows for the fiscal years:

                                    (In thousands)
                                     ------------
                   2000............... $  2,191
                   2001...............    1,990
                   2002...............    1,677
                   2003...............    1,598
                   2004...............      783
                   Thereafter.........      361
                                       --------
                                       $  8,600
                                       ========

     Rental expense was $2.3 million, $1.9 million and $1.6 million during the fiscal years 1999, 1998 and 1997, respectively.

     Legal Matters

     A subsidiary of the Company whose operations were discontinued in 1991, is one of several defendants named in a personal injury action initiated in August 1994, by a group of plaintiffs. The plaintiffs are seeking damages which cumulatively exceed $500 million. The complaint alleges, among other things, that the plaintiffs suffered injuries from exposure to substances contained in products sold by the subsidiary to one of its customers. This action is in the discovery stage. Based upon available information and considering its various defenses, together with its product liability insurance, in the opinion of management of the Company the outcome of the action against its subsidiary will not have a materially adverse effect on the Company's consolidated financial statements.

     The Company is involved in various other routine legal matters. Management believes the outcome of these matters will not have a materially adverse effect on the Company's consolidated financial statements.

14.  Business Segments

     The Company's business segments and major products included in each segment, are as follows:

    Microelectronics:                  Isolator Products:
    a)Microelectronic Modules          a)Commercial spring and rubber isolators
    b)Thin Film Interconnects          b)Industrial spring and rubber isolators
    c)Integrated Circuits              c)Military wire-rope isolators



    Test, Measurement and
     Other Electronics:
    a)Instrument Products
    b)Motion Control Systems
       - Scanning devices
       - Stabilization and tracking
           devices
       - Magnetic devices

     The Company is a manufacturer of advanced technology systems and components for commercial industry, government and defense contractors. Approximately 41%, 42% and 50% of the Company's sales for the fiscal years 1999, 1998 and 1997, respectively, were to agencies of the United States government or to prime defense contractors or subcontractors of the United States government. The only customers which constituted more than 10% of the Company's sales during any year in the period presented were Lockheed Martin and Lucent Technologies which comprised 12.2% and 11.4% of sales in fiscal year 1999, respectively, Lucent Technologies which comprised 15.4% of sales in fiscal year 1998 and Lockheed Martin and Hughes which comprised 13.3% and 11.7% of sales in fiscal year 1997, respectively. The Company's customers are located primarily in the United States, but export sales accounted for 7.7%, 5.5% and 8.8% in fiscal years 1999, 1998 and 1997, respectively.

                                                           Years Ended June 30,
                                                 ----------------------------------
     Business Segment Data:                        1999         1998         1997
                                                   ----         ----         ----
                                                           (In thousands)
     Net sales:
       Microelectronics.......................   $ 96,846     $ 74,263     $ 48,462
       Test, Measurement and
         Other Electronics....................     41,515       25,685       28,144
       Isolator Products......................     18,743       18,913       17,693
                                                 --------     --------     --------
         Net sales............................   $157,104     $118,861     $ 94,299
                                                 ========     ========     ========
     Operating income:
       Microelectronics.......................   $ 20,104     $ 14,147     $  6,644
       Test, Measurement and
         Other Electronics....................      3,134          996        2,762
       Isolator Products......................      2,108        3,063        2,844
       General corporate expenses.............     (4,262)      (3,348)      (2,514)
                                                 --------     --------     --------
                                                   21,084       14,858        9,736
       Acquired in-process research
         and development(1)...................     (3,500)            -            -
       Interest expense.......................     (1,454)      (2,011)      (2,974)
       Other income, net......................        777          309           93
                                                 --------     --------     --------
         Income before income taxes...........   $ 16,907     $ 13,156     $  6,855
                                                 ========     ========     ========
     Total assets:
       Microelectronics.......................   $104,222     $ 58,053     $ 37,741
       Test, Measurement and
         Other Electronics....................     43,958       27,522       28,603
       Isolator Products......................     10,020       10,163        9,700
       Corporate..............................      7,016       28,363        5,003
                                                 --------     --------     --------
         Total assets.........................   $165,216     $124,101     $ 81,047
                                                 ========     ========     ========
     Capital expenditures:
       Microelectronics.......................   $  6,955     $  8,792     $  1,637
       Test, Measurement and
         Other Electronics....................      1,559          848          996
       Isolator Products......................        586          970          293
       Corporate..............................          4            3            5
                                                 --------     --------     --------
         Total capital expenditures...........   $  9,104     $ 10,613     $  2,931
                                                 ========     ========     ========
     Depreciation and amortization
      expense:
       Microelectronics.......................   $  4,112     $  2,802     $  2,230
       Test, Measurement and
         Other Electronics....................      1,849        1,553        1,528
       Isolator Products......................        563          500          532
       Corporate..............................         30           29           32
                                                 --------     --------     --------
         Total depreciation and
          amortization expense................   $  6,554     $  4,884     $  4,322
                                                 ========     ========     ========

            (1) The special charge for the write-off of in-process research and development acquired in the purchase of UTMC is allocable fully to the Microelectronics segment.

Quarterly Financial Data (Unaudited):
(In thousands, except per share data and footnotes)


                                             Quarter                    Year Ended
1999                          First     Second     Third      Fourth      June 30
----------------------------------------------------------------------------------
Net Sales                   $ 31,629   $ 36,197   $ 40,604   $ 48,674   $157,104
Gross Profit                  11,125     12,402     15,399     19,533     58,459
Net Income (1)              $  2,258   $  2,810   $    188   $  4,501   $  9,757
Net income per share:       ========   ========   ========   ========   ========
  Basic (1)                  $  .13     $  .16     $  .01     $  .25     $  .55
                             =======    =======    =======    =======    =======
  Diluted (1)                $  .12     $  .15     $  .01     $  .23     $  .51
                             =======    =======    =======    =======    =======


                                             Quarter                    Year Ended
1998                          First     Second     Third      Fourth      June 30
----------------------------------------------------------------------------------
Net Sales                   $ 23,885   $ 29,325   $ 31,221   $ 34,430   $118,861
Gross Profit                   8,212      9,919     10,883     12,561     41,575
Net Income                  $  1,152   $  1,686   $  2,057   $  3,511   $  8,406
Net income per share:       ========   ========   ========   ========   ========
  Basic                      $  .09     $  .12     $  .14     $  .20     $  .57
                             =======    =======    =======    =======    =======
  Diluted                    $  .08     $  .11     $  .13     $  .19     $  .51
                             =======    =======    =======    =======    =======

    (1) Includes $3.5 million ($.18 per diluted share and $.20 basic) for the year ended June 30, 1999 and quarter ended March 31, 1999, for the write-off of the in- process research and development acquired in connection with the purchase of UTMC Microelectronic Systems, Inc.

Since per share information is computed independently for each quarter and the full year, based on the respective average number of common and common equivalent shares outstanding, the sum of the quarterly per share amounts does not necessarily equal the per share amounts for each year.

                              AEROFLEX INCORPORATED
                              ---------------------
                                AND SUBSIDIARIES
                                ----------------
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                 -----------------------------------------------
                                 (In thousands)

Column A            Column B          Column C        Column D    Column E
--------            --------          --------        --------    --------
                                      Additions
                               --------------------
                                          Charged
                    Balance at Charged to to other                Balance at
                    beginning  costs and  accounts    Deductions    end of
Description         of period  expenses   - describe  - describe    period
-----------         ---------- ---------- ----------  ----------  -----------

YEAR ENDED JUNE 30, 1999:
------------------------
Allowance for doubtful
  accounts              $  317   $  152     $     -   $   88  (A)     $  381
Reserve for inventory   ======   ======     =======   ======          ======
  obsolescence          $3,592   $  805     $     -   $   43  (B)     $4,354
                        ======   ======     =======   ======          ======
YEAR ENDED JUNE 30, 1998:
------------------------
Allowance for doubtful
  accounts              $  417   $   15     $     -   $  115  (A)     $  317
Reserve for inventory   ======   ======     =======   ======          ======
  obsolescence          $4,055   $  150     $     -   $  613  (B)     $3,592
                        ======   ======     =======   ======          ======

YEAR ENDED JUNE 30, 1997:
------------------------
Allowance for doubtful
  accounts              $  354   $   72     $     -   $    9  (A)     $  417
Reserve for inventory   ======   ======     =======   ======          ======
  obsolescence          $4,260   $  100     $     -   $  305  (B)     $4,055
                        ======   ======     =======   ======          ======

Note: (A) - Net write-offs of uncollectible amounts.
      (B) - Write-off of inventory.