Form 10-Q
period 1999-09-30
AEROFLEX INC
filed 1999-11-12
CIK 2601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q



              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1999
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

               Yes [X]          No [  ]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

November 11, 1999   18,391,427 shares(excluding 260,845 shares held in treasury)
-----------------   ------------------------------------------------------------
    (Date)                           (Number of Shares)

           NOTE: THIS IS PAGE 1 OF A DOCUMENT CONSISTING OF 18 PAGES.

                              AEROFLEX INCORPORATED

                                AND SUBSIDIARIES


                                      INDEX



                                                         PAGE
                                                         ----


PART I:  FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS
 September 30, 1999 and June 30, 1999                     3-4

CONSOLIDATED STATEMENTS OF EARNINGS
 Three Months Ended September 30, 1999 and 1998             5

CONSOLIDATED STATEMENTS OF CASH FLOWS
 Three Months Ended September 30, 1999 and 1998             6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS               7-11

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS
    Three Months Ended September 30, 1999 and 1998      12-16

PART II:  OTHER INFORMATION

ITEM 6 Exhibits and Reports on Form 8-K                    17

SIGNATURES                                                 18

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                September 30,       June 30,
                                                    1999              1999
                                                -------------    --------------
                                                        (In thousands)

ASSETS
------
Current assets:
 Cash and cash equivalents                        $    907          $  2,714
 Accounts receivable, less allowance for
   doubtful accounts of $404,000 and $381,000       40,398            39,967
 Inventories                                        33,327            32,637
 Deferred income taxes                               5,113             5,291
 Prepaid expenses and other current assets           3,247             2,314
                                                  --------          --------
   Total current assets                             82,992            82,923

Property, plant and equipment, at cost, net         50,782            50,802
Intangible assets acquired in connection with
  the purchase of businesses, net                   13,380            13,777
Cost in excess of fair value of net assets
  of businesses acquired, net                       13,859            14,019
Other assets                                         3,714             3,695
                                                  --------          --------
   Total assets                                   $164,727          $165,216
                                                  ========          ========



              See notes to consolidated financial statements.

                            AEROFLEX INCORPORATED
                               AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                                 (continued)


                                                   September 30,       June 30,
                                                       1999             1999
                                                   --------------      --------
                                                            (In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Current portion of long-term debt                  $  6,471          $  6,509
  Accounts payable                                      7,134             8,070
  Accrued expenses and other current liabilities       13,861            16,923
  Income taxes payable                                  2,413             1,055
                                                     --------          --------
    Total current liabilities                          29,879            32,557

Long-term debt                                         23,068            24,608
Deferred income taxes                                   3,413             3,582
Other long-term liabilities                             2,328             2,376
                                                     --------          --------
    Total liabilities                                  58,688            63,123
                                                     --------          --------
Stockholders' equity:
 Preferred Stock, par value $.10 per share;
   authorized 1,000,000 shares:
   Series A Junior Participating Preferred
   Stock, par value $.10 per share,
   authorized 40,000; none issued                         -                 -
 Common Stock, par value $.10 per share;
  authorized 40,000,000 shares; issued
  18,651,000 and 18,429,000 shares                      1,865             1,843
 Additional paid-in capital                           107,462           105,720
 Accumulated deficit                                   (2,491)           (5,421)
                                                     --------          --------
                                                      106,836           102,142

 Less:  Treasury stock, at cost (43,000 and
  6,000 shares)                                           797                49
                                                     --------          --------
    Total stockholders' equity                        106,039           102,093
                                                     --------          --------
    Total liabilities and stockholders' equity       $164,727          $165,216
                                                     ========          ========

                 See notes to consolidated financial statements.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS


                                                      Three Months Ended
                                                         September 30,
                                                      -------------------
                                                      1999           1998
                                                      ----           ----
                                               (In thousands, except per share data)

Net sales                                          $ 42,072       $ 31,629
Cost of sales                                        26,933         20,504
                                                   --------       --------
  Gross profit                                       15,139         11,125
                                                   --------       --------
Selling, general and administrative costs             7,330          5,630
Research and development costs                        2,430          1,991
                                                   --------       --------
                                                      9,760          7,621
                                                   --------       --------
  Operating income                                    5,379          3,504
                                                   --------       --------
Other expense (income)
  Interest expense                                      612            299
  Other expense (income)                                262           (303)
                                                   --------        --------
    Total other expense (income)                        874             (4)
                                                   --------        --------
Income before income taxes                            4,505           3,508

Provision for income taxes                            1,575           1,250
                                                   --------        --------
Net income                                         $  2,930        $  2,258
                                                   ========        ========
Net income per common share and common
  share equivalent:
    -  Basic                                          $ .16           $ .13
                                                   ========        ========
    -  Diluted                                        $ .15           $ .12
                                                   ========        ========
Weighted   average  number  of  common  shares
  and  common  share   equivalents outstanding:
    -  Basic                                         18,586          17,447
                                                   ========        ========
    -  Diluted                                       19,882          18,562
                                                   ========        ========

                 See notes to consolidated financial statements.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Three Months Ended
                                                           September 30,
                                                        --------------------
                                                        1999            1998
                                                        ----            ----
                                                          (In thousands)

Cash Flows From Operating Activities:
 Net income                                            $  2,930        $ 2,258
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                          2,265          1,427
   Amortization of deferred gain                           (147)          (147)
   Deferred income taxes                                      8           (289)
   Other, net                                               118             53
 Change in operating  assets and  liabilities,
   net of effects from  purchase of business:
   Decrease (increase) in accounts receivable              (466)           430
   Decrease (increase) in inventories                      (690)        (1,458)
   Decrease (increase) in prepaid expenses
    and other assets                                       (963)          (618)
   Increase (decrease) in accounts payable, accrued
    expenses and other long-term liabilities             (3,900)        (2,146)
   Increase (decrease) in income taxes payable            1,487          1,014
                                                        -------        -------
Net Cash Provided By (Used In)
 Operating Activities                                       642            524
                                                        -------        -------
Cash Flows From Investing Activities:
  Payment for purchase of business, net of cash acquired     -            (929)
  Capital expenditures                                   (1,687)        (3,877)
  Proceeds from sale of equipment                             3            967
  Other, net                                                  9            164
                                                        -------        -------
Net Cash Provided By (Used In)
 Investing Activities                                    (1,675)        (3,675)
                                                        -------        -------

Cash Flows From Financing Activities:
  Debt repayments                                        (1,578)          (558)
  Proceeds from the exercise of stock options
    and warrants                                            805             20
  Amounts paid for withholding taxes on stock
    option exercises                                        (41)          (502)
  Withholding taxes collected for stock option
    exercises                                                40             11
  Purchase of treasury stock                                 -            (343)
                                                        -------        -------

Net Cash Provided By (Used In)
 Financing Activities                                      (774)        (1,372)
                                                        -------        -------
Net Increase (Decrease) In Cash
  And Cash Equivalents                                   (1,807)        (4,523)
Cash And Cash Equivalents At Beginning Of Period          2,714         24,408
                                                        -------        -------
Cash And Cash Equivalents At End Of Period               $  907        $19,885
                                                        =======        =======

              See notes to consolidated financial statements.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      1.  Basis of Presentation
          ---------------------

          The consolidated balance sheet of Aeroflex Incorporated and Subsidiaries ("the Company") as of September 30, 1999 and the related consolidated statements of earnings for the three months ended September 30, 1999 and 1998 and the consolidated statements of cash flows for the three months ended September 30, 1999 and 1998 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1999 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1999 annual report to shareholders. There have been no changes of significant accounting policies since June 30, 1999. Certain reclassifications have been made to previously reported financial statements to conform to current classifications.

          Results of operations for the three month periods are not necessarily indicative of results of operations for the corresponding years.

      2.  Acquisition of Businesses
          -------------------------

          UTMC
          ----

          Effective February 25, 1999, the Company acquired all of the outstanding stock of UTMC Microelectronic Systems, Inc. ("UTMC") for $42.5 million of cash. The purchase price was paid with available cash of $22.5 million and borrowings under the Company's bank loan agreement of $20.0 million. UTMC designs, develops and manufactures radiation-tolerant integrated circuits for satellite communications. The acquired company's net sales were approximately $33.4 million for the year ended December 31, 1998.

          The Company had commissioned an independent asset valuation study of acquired tangible and identifiable intangible assets to serve as a basis for allocation of the purchase price. Based on this study, the Company allocated the purchase price, including acquisition costs of approximately $500,000, as follows:

                                                            (In thousands)
               Net tangible assets                             $28,771
               Identifiable intangible assets                    6,300
               Excess costs over fair value of net assets        4,429
               In-process research and development               3,500
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

          Summarized below are the unaudited pro forma results of operations of the Company as if UTMC had been acquired at the beginning of the fiscal periods presented. The $3.5 million write-off has been included in the June 30, 1999 pro forma income but not the September 30, 1998 pro forma income in order to provide comparability to the respective actual results.

                                           Pro Forma           Pro Forma
                                          Year Ended       Three Months Ended
                                        June 30, 1999      September 30, 1998
                                        -------------      ------------------
                                        (In thousands, except per share data)

          Net Sales                      $   177,149         $   39,983
          Net Income                           9,469              2,745
          Net Income Per Share
            Basic                        $       .53         $      .16
            Diluted                              .50                .15

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

      3.  Earnings Per Share
          ------------------

          In accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share", net income per common share ("Basic EPS") is computed by dividing net income by the weighted average common shares outstanding. Net income per common share, assuming dilution ("Diluted EPS") is computed by dividing net income by the weighted average common shares outstanding plus potential dilution from the exercise of stock options and warrants.

     A reconciliation of the numerators and denominators of the Basic EPS and Diluted EPS calculations is as follows:

                                                          Three Months
                                                       Ended September 30,
                                                       -------------------
                                                      1999            1998
                                                      ----            ----
                                            (In thousands, except per share data)

     Net income for basic and diluted earnings
       per common share                              $  2,930        $  2,258
                                                     ========        ========

     Computation of Adjusted Weighted Average
       Shares Outstanding:
     Weighted average shares outstanding               18,586          17,447
     Add: Effect of dilutive options and warrants
       outstanding                                      1,296           1,115
                                                     --------        --------

     Weighted average shares and common share
       equivalents used for computation of
       diluted earnings per common share               19,882          18,562
                                                     ========        ========
     Net Income Per Common Share and Common Share
       Equivalent:
         Basic                                          $ .16           $ .13
                                                     ========        ========
         Diluted                                        $ .15           $ .12
                                                     ========        ========

4.   Bank Loan Agreements
     --------------------

     As of February 25, 1999, the Company replaced a previous agreement with a revised revolving credit, term loan and mortgage agreement with two banks which is secured by substantially all of the Company's assets not otherwise encumbered. The agreement provides for a revolving credit line of $23.0 million, a term loan of $20.0 million and a mortgage on its Plainview property for $4.5 million. The revolving credit and term loans expire in December 2002. The term loan is payable in quarterly installments of $1.25 million with final payment on December 31, 2002. As of September 30, 1999, the outstanding term loan was $16.3 million. The interest rate on borrowings under this agreement is at various rates depending upon certain financial ratios, with the current rate substantially equivalent to 90-day LIBOR (approximately 6.0% at September 30, 1999) plus 1.50% on the revolving credit borrowings and LIBOR plus 1.75% on the term loan borrowings. The Company paid a facility fee of $100,000 and is required to pay a commitment fee of .25% per annum of the average unused portion of the credit line. The mortgage is payable in monthly installments of approximately $26,000 through March 2008 and a balloon payment of $1.6 million in April 2008. The Company has entered into an interest rate swap agreement for the outstanding amount under the mortgage agreement at approximately 7.6% in order to reduce the interest rate risk associated with these borrowings.

     The terms of the agreement require compliance with certain covenants including minimum consolidated tangible net worth and pretax earnings, maintenance of certain financial ratios, limitations on capital expenditures and indebtedness and prohibition of the payment of cash dividends. In connection with the purchase of certain materials for use in manufacturing, the Company has a letter of credit facility of $2.0 million. At September 30, 1999, the Company's available unused line of credit was approximately $21.0 million after consideration of the letter of credit.

     On December 29, 1998, the Company financed the acquisition and renovation of the land and building of its Pearl River, NY facility and received proceeds amounting to $4.2 million. These borrowings are payable in annual installments of approximately $200,000 through 2019.

 5.  Inventories
     Inventories consist of the following:


                                     September 30,          June 30,
                                        1999                 1999
                                     -------------          ---------
                                               (In thousands)

           Raw Materials              $ 18,837              $ 18,441
           Work in Process              11,038                11,148
           Finished Goods                3,452                 3,048
                                      --------              --------
                                      $ 33,327              $ 32,637
                                      ========              ========


 6.  Income Taxes
     ------------

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

 8.  Business Segments
     -----------------

     The Company's business segments and major products included in each segment, are as follows:


     Microelectronics:                Isolator Products:
     a) Microelectronic Modules       a) Commercial spring and rubber isolators
     b) Thin Film Interconnects       b) Industrial spring and rubber isolators
     c) Integrated Circuits           c) Military wire-rope isolators

     Test, Measurement and
      Other Electronics:
     a) Instrument Products
     b) Motion Control Systems
        - Scanning devices
        - Stabilization and tracking
           devices
        - Magnetic devices

                                           For The Three Months Ended
                                                  September 30,
                                           ---------------------------

                                            1999               1998
                                            ----               ----
                                                 (In thousands)

Business Segment Data:
    Net sales:
       Microelectronics                   $ 25,036           $ 21,499
       Test, Measurement and
         Other Electronics                  12,543              5,703
       Isolator Products                     4,493              4,427
                                          --------           --------
         Net sales                        $ 42,072           $ 31,629
                                          ========           ========

     Operating income:
       Microelectronics                   $  4,935           $  3,554
       Test, Measurement and
         Other Electronics                     843                126
       Isolator Products                       528                724
       General corporate expenses             (927)              (900)
                                          --------           --------
                                             5,379              3,504

       Interest expense                       (612)              (299)
       Other income  (expense), net           (262)               303
                                          --------           --------
         Income before income taxes       $  4,505           $  3,508
                                          ========           ========

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

     We use our advanced design, engineering and manufacturing abilities to produce state-of-the-art microelectronic module, integrated circuit, interconnect and testing solutions. Our products are used in satellite, wireless, wireline (including fiber optic), cable television ("CATV") and defense communications markets. We also design and manufacture motion control systems and shock and vibration isolation systems which are used for commercial, industrial and defense applications. Our operations are grouped into three segments

        --  microelectronics
        --  test, measurement and other electronics
        --  isolator products

     Our  consolidated  financial  statements  include the  accounts of Aeroflex
Incorporated  and  all  of  our  subsidiaries.   All  of  our  subsidiaries  are
wholly-owned, except for Europtest, S.A., of which we own 90%.

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

     Approximately 41% of our sales for fiscal 1999 and 42% of our sales for fiscal 1998, were to agencies of the United States Government or to prime defense contractors or subcontractors of the United States Government. Our overall dependence on the military has been declining due to the acquisition of MIC Technology in fiscal 1996 which is more commercially oriented, and a focusing of resources towards developing standard products for the commercial markets.

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

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which is effective for fiscal years beginning after June 15, 2000. This statement requires companies to record derivatives on the balance sheet as assets or liabilities at their fair value. In certain circumstances changes in the value of such derivatives may be required to be recorded as gains or losses. We believe that the impact of this statement will not have a material effect on our consolidated financial statements.

Market Risk

     We are exposed to market risk related to changes in interest rates and, to an immaterial extent, to foreign currency exchange rates. Some of the our debt is at fixed rates of interest or at a variable rate with an interest rate swap agreement which effectively converts the variable rate debt into a fixed rate of debt. Our debt which is subject to a floating rate of interest and is not hedged by an interest rate swap amounts to approximately $20.9 million at September 30, 1999. If market interest rates increase by 10 percent from levels at September 30, 1999, the effect on our net income would be a reduction of approximately $100,000 per year.

Year 2000 Readiness

     We have initiated a company-wide program and have developed a formal plan of implementation to prepare us for the year 2000. This includes taking actions designed to ensure that our information technology systems, products and infrastructure are year 2000 compliant and that our customers, suppliers and service providers have taken similar action. We have evaluated all of our:

        --  information technology systems
        --  products
        --  equipment
        --  other facilities systems

     We have completed substantially all of our remediation and contingency planning activities for all mission critical systems and areas. We have incurred internal staff costs, as well as consulting and other expenses in connection with our internal year 2000 compliance and expect to continue to do so. We have spent an aggregate $54,000 on third-party costs for year 2000 compliance and do not expect total costs to exceed $100,000. Accordingly, we believe the total costs incurred and to be incurred for all internal year 2000 readiness related projects will not have a material impact on our business, results of operations or financial condition.

     We have surveyed our customers, suppliers and service providers through written correspondence regarding their year 2000 readiness. We have received written correspondence from substantially all mission critical third parties indicating their compliance but have also created contingency plans such as increasing inventory levels and identifying alternative sources. Our risks involved with not solving the year 2000 problem include, but are not limited to, the following: loss of local or regional electrical power, loss of telecommunication services, delays or cancellations of merchandise shipments, manufacturing shutdowns, delays in processing customer transactions, bank errors and computer errors by suppliers. Despite our efforts to survey customers, suppliers and service providers, we cannot be certain as to the actual year 2000 readiness of these third parties and because our year 2000 compliance is dependent upon certain third parties (including infrastructure providers) also being year 2000 compliant on a timely basis, there is no assurance that our efforts will prevent a material adverse impact on our business, results of operations or financial condition.

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

     Net Sales. Net sales increased 33.0% to $42.1 million for the three months ended September 30, 1999 from $31.6 million for the three months ended September 30, 1998. Net sales in the microelectronics segment increased 16.5% to $25.0 million for the three months ended September 30, 1999 from $21.5 million for the three months ended September 30, 1998 due to the acquisition of UTMC in February 1999 partially offset by reductions in sales in both thin film interconnects and microelectronic modules. Net sales in the test, measurement and other electronics segment increased 119.9% to $12.5 million for the three months ended September 30, 1999 from $5.7 million for the three months ended September 30, 1998 primarily due to increased sales volume in both frequency synthesizers (including shipments on the new Navy CASS Program) and high speed automatic test systems (primarily satellite payload test equipment for Hughes Space and Communications). Net sales in the isolator products segment increased 1.5% to $4.5 million for the three months ended September 30, 1999 from $4.4 million for the three months ended September 30, 1998. We are experiencing softness in bookings and shipments in the satellite communications and certain thin film interconnect product areas which is expected to continue for the near term and have an adverse impact on our sales and operating profits for the next several quarters. We currently anticipate that our second quarter sales will be approximately the same as in the first quarter.

     Gross Profit. Cost of sales includes materials, direct labor and overhead expenses such as engineering labor, fringe benefits, allocable occupancy costs, depreciation and manufacturing supplies. Gross profit increased 36.1% to $15.1 million for the three months ended September 30, 1999 from $11.1 million for the three months ended September 30, 1998. Gross margin increased to 36.0% for the three months ended September 30, 1999 from 35.2% for the three months ended September 30, 1998. The increase was primarily a result of increased margins in the microelectronics segment due to product mix, partially offset by the impact of a greater sales growth in the test, measurement and other electronics segment, which has lower gross margins than our business as a whole, and further reduced as a result of low margins on the satellite test system development program.

     Selling, General and Administrative Costs. Selling, general and administrative costs include office and management salaries, fringe benefits and commissions. Selling, general and administrative costs increased 30.2% to $7.3 million (17.4% of net sales) for the three months ended September 30, 1999 from $5.6 million (17.8% of net sales) for the three months ended September 30, 1998. The increase was primarily due to the additional costs of UTMC.

     Research and Development Costs. Research and development costs consist of material, engineering labor and allocated overhead. Our self-funded research and development costs increased 22.0% to $2.4 million (5.8% of net sales) for the three months ended September 30, 1999 from $2.0 million (6.3% of net sales) for the three months ended September 30, 1998. The increase was primarily attributable to the additional costs of UTMC partially offset by reduced costs relative to the comparable period in the prior year for the development of a new low-cost, high speed, high performance frequency synthesizer intended for commercial communication test systems which is substantially complete.

     Other Expense (Income). Interest expense increased to $612,000 for the three months ended September 30, 1999 from $299,000 for the three months ended September 30, 1998, primarily due to increased levels of borrowings. Other expense of $262,000 for the three months ended September 30, 1999 consists primarily of a $300,000 expense for the settlement of a lawsuit and $33,000 of interest income. Other income of $303,000 for the three months ended September 30, 1998 consists primarily of interest income. Interest income decreased due to decreased levels of cash equivalents. The increased levels of borrowings and the decreased levels of cash equivalents were due to the acquisition of UTMC.

     Provision for Income Taxes. Income taxes increased 26.0% to $1.6 million (an effective income tax rate of 35.0%) for the three months ended September 30, 1999 from $1.3 million (an effective income tax rate of 35.6%) for the three months ended September 30, 1998. The income tax provisions for the two quarters differed from the amount computed by applying the U.S. Federal income tax rate to income before income taxes primarily due to state and local income taxes and research and development credits.

Liquidity and Capital Resources

     As of February 25, 1999, we replaced a previous agreement with a revised revolving credit, term loan and mortgage agreement with two banks which is secured by substantially all of our assets not otherwise encumbered. The agreement provides for a revolving credit line of $23.0 million, a term loan of $20.0 million and a mortgage on our Plainview property for $4.5 million. The revolving credit and term loans expire in December 2002. The term loan is payable in quarterly installments of $1.25 million beginning September 30, 1999 with final payment on December 31, 2002. As of September 30, 1999, the outstanding term loan was $16.3 million. The interest rate on borrowings under this agreement is at various rates depending upon certain financial ratios, with the current rate substantially equivalent to 90-day LIBOR (approximately 6.0% at September 30, 1999) plus 1.50% on the revolving credit borrowings and LIBOR plus 1.75% on the term loan borrowings. The mortgage is payable in monthly installments of approximately $26,000 through March 2008 and a balloon payment of $1.6 million in April 2008. We have entered into an interest rate swap agreement for the outstanding amount under the mortgage agreement at approximately 7.6% in order to reduce the interest rate risk associated with these borrowings.

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

     In March 1998, we sold 2.6 million shares of our common stock in a public offering for $31.3 million, net of an underwriting discount of $2.0 million and issuance costs of $496,000. Of these net proceeds, $9.6 million was used to repay bank indebtedness. The balance of the net proceeds was used primarily for the acquisition of UTMC in February 1999.

     Our backlog of orders was $93.6 million at September 30, 1999 and $78.5 million at September 30, 1998.

     As of September 30, 1999, we had $53.1 million in working capital. Net cash provided by operating activities was $642,000 for the three months ended September 30, 1999. Net cash used in investing activities was $1.7 million for the three months ended September 30, 1999, consisting primarily of capital expenditures. Net cash used in financing activities was $774,000 for the three months ended September 30, 1999, consisting primarily of debt payments of $1.6 million partially offset by proceeds from exercises of stock options and warrants of $805,000.

     We believe that internally generated funds and available lines of credit will be sufficient for our working capital requirements, capital expenditure needs and the servicing of our debt for at least the next twelve months.

Forward-Looking Statements

     All statements other than statements of historical fact included in this Report on Form 10-Q, including without limitation statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding our financial position, business strategy and plans and objectives of our management for future operations, are forward-looking statements. When used in this Report on Form 10-Q, words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. Actual results could differ materially from those contemplated by the forward-looking statements, as a result of certain factors, including but not limited to competitive factors and pricing pressures, changes in legal and regulatory requirements, technological change or difficulties, product development risks, commercialization difficulties and general economic conditions. Such statements reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity.

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

      None

Item 5.    Other Information

      None

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

     10.1 Amendment No. 1 to Employment Agreement between Harvey R. Blau and Aeroflex Incorporated dated as of September 1, 1999.

     10.2 Amendment No. 1 to Employment Agreement between Michael Gorin and Aeroflex Incorporated dated as of September 1, 1999.

     10.3 Amendment No. 1 to Employment Agreement between Leonard Borow and Aeroflex Incorporated dated as of September 1, 1999.

     27   Financial Data Schedule

(b)  Reports on Form 8-K

         None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        AEROFLEX INCORPORATED
                                             (REGISTRANT)

                                        /s/ Michael Gorin
                                        ---------------------------------------
November 11, 1999                       By:  Michael Gorin
                                             President, Chief Financial Officer
                                             and Principal Accounting Officer