Form 10-Q
period 1999-12-31
AEROFLEX INC
filed 2000-02-11
CIK 2601

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

                               ------------------

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED            December 31, 1999
                      -----------------------------------------
COMMISSION FILE NUMBER 1-8037

                               ------------------

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


                               ------------------



 *Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                               Yes     X                 No
                                  -------------            ----------------

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     February  1, 2000                 18,335,060 shares (excluding 317,212  shares held in treasury)
-----------------------------------------------------------------------------------------------------
         (Date)                                               (Number of Shares)

           NOTE: THIS IS PAGE 1 OF A DOCUMENT CONSISTING OF   19       PAGES.
                                                           ----------

                              AEROFLEX INCORPORATED

                                AND SUBSIDIARIES

                                      INDEX

                                                                                      PAGE
                                                                                      ----

PART I:  FINANCIAL INFORMATION
-------  ---------------------

CONSOLIDATED BALANCE SHEETS
       December 31, 1999 and June 30, 1999                                                                3-4

CONSOLIDATED STATEMENTS OF EARNINGS
       Six Months Ended December 31, 1999 and 1998                                                         5

CONSOLIDATED STATEMENTS OF EARNINGS
       Three Months Ended December 31, 1999 and 1998                                                       6

CONSOLIDATED STATEMENTS OF CASH FLOWS
       Six Months Ended December 31, 1999 and 1998                                                         7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                                                8-12

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS
    Six and Three Months Ended December 31, 1999 and 1998                                                13-17

PART II:  OTHER INFORMATION
--------  -----------------

ITEM 4 Submission of Matters to a Vote of Security Holders                                                 18

ITEM 6 Exhibits and Reports on Form 8-K                                                                    18

SIGNATURES                                                                                                 19

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                               December 31,                       June 30,
                                                                                  1999                              1999
                                                                              -------------                     --------------
                                                                                               (In thousands)

ASSETS
------

Current assets:
    Cash and cash equivalents                                                     $  2,493                            $  2,714
    Accounts receivable, less allowance for
      doubtful accounts of $407,000 and $381,000                                    36,946                              39,967
    Inventories                                                                     35,718                              32,637

  Deferred income taxes                                                              5,103                               5,291

  Prepaid expenses and other current assets                                          2,092                               2,314
                                                                                  ---------                           --------
        Total current assets                                                        82,352                              82,923


Property, plant and equipment, at cost, net                                         48,824                              50,802
Intangible assets acquired in connection with
  the purchase of businesses, net                                                   13,053                              13,777

Cost in excess of fair value of net assets
  of businesses acquired, net                                                       13,700                              14,019
Other assets                                                                         4,025                               3,695
                                                                                  ---------                           --------

      Total assets                                                                $161,954                            $165,216
                                                                                  =========                           ========




                See notes to consolidated financial statements.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   (CONTINUED)

                                                                               December 31,                          June 30,
                                                                                  1999                                 1999
                                                                              -------------                       --------------
                                                                                                (In thousands)


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Current portion of long-term debt                                               $  6,456                            $  6,509
  Accounts payable                                                                   7,490                               8,070
  Accrued expenses and other current liabilities                                    13,871                              16,923
  Income taxes payable                                                               1,507                               1,055
                                                                                  ---------                           --------
    Total current liabilities                                                       29,324                              32,557

Long-term debt                                                                      21,504                              24,608
Deferred income taxes                                                                3,230                               3,582
Other long-term liabilities                                                          2,364                               2,376
                                                                                  ---------                           --------

    Total liabilities                                                               56,422                              63,123
                                                                                  ---------                           --------

Stockholders' equity:
 Preferred Stock, par value $.10 per share;
  authorized 1,000,000 shares:
   Series A Junior Participating Preferred
   Stock, par value $.10 per share,
   authorized 40,000; none issued                                                     -                                   -
 Common Stock, par value $.10 per share;
  authorized 40,000,000 shares; issued
  18,652,000 and 18,429,000 shares                                                   1,865                               1,843
 Additional paid-in capital                                                        107,570                             105,720
 Accumulated deficit                                                                (1,150)                             (5,421)
                                                                                  ---------                           ---------
                                                                                   108,285                             102,142

 Less:  Treasury stock, at cost (339,000 and
  6,000 shares)                                                                      2,753                                  49
                                                                                  ---------                           --------

    Total stockholders' equity                                                     105,532                             102,093
                                                                                  ---------                           --------

    Total liabilities and stockholders' equity                                    $161,954                            $165,216
                                                                                  =========                           ========




                See notes to consolidated financial statements.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                                                         Six Months Ended
                                                                                           December 31,
                                                                                      ----------------------

                                                                                1999                       1998
                                                                            ------------               -----------
                                                                             (In thousands, except per share data)

Net sales                                                                      $ 83,603                 $ 67,826
Cost of sales                                                                    54,905                   44,299
                                                                               ---------                --------
  Gross profit                                                                   28,698                   23,527
                                                                               ---------                --------

Selling, general and administrative costs                                        15,705                   11,392
Research and development costs                                                    4,938                    4,294
                                                                               ---------                --------
                                                                                 20,643                   15,686
                                                                               ---------                --------
  Operating income                                                                8,055                    7,841
                                                                               ---------                --------

Other expense (income)
  Interest expense                                                                1,249                      567
  Other expense (income)                                                            235                     (544)
                                                                               ---------                ---------
    Total other expense (income)                                                  1,484                       23
                                                                               ---------                --------
Income before income taxes                                                        6,571                    7,818

Provision for income taxes                                                        2,300                    2,750
                                                                               ---------                --------
Net income                                                                     $  4,271                 $  5,068
                                                                               =========                ========

Net income per common share and common
  share equivalent:
    -  Basic                                                                      $ .23                   $ .29
                                                                                  ======                  =====
    -  Diluted                                                                    $ .22                   $ .27
                                                                                  ======                  =====

Weighted average number of common
shares and common share equivalents
 outstanding:
    -  Basic                                                                     18,528                   17,523
                                                                               =========                ========
    -  Diluted                                                                   19,441                   18,751
                                                                               =========                ========







                See notes to consolidated financial statements.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                                                          Three Months Ended
                                                                                             December 31,
                                                                                          -------------------

                                                                               1999                                   1998
                                                                             ----------                            ----------
                                                                                 (In thousands, except per share data)

Net sales                                                                     $ 41,531                               $ 36,197
Cost of sales                                                                   27,972                                 23,795
                                                                              ---------                              --------
  Gross profit                                                                  13,559                                 12,402
                                                                              ---------                              --------

Selling, general and administrative costs                                        8,375                                  5,762
Research and development costs                                                   2,508                                  2,303
                                                                              ---------                              --------
                                                                                10,883                                  8,065
                                                                              ---------                              --------
  Operating income                                                               2,676                                  4,337
                                                                              ---------                              --------

Other expense (income)
  Interest expense                                                                 637                                    268
  Other expense (income)                                                           (27)                                  (241)
                                                                              ---------                              ---------
  Total other expense (income)                                                     610                                     27
                                                                              ---------                              --------
Income before income taxes                                                       2,066                                  4,310

Provision for income taxes                                                         725                                  1,500
                                                                              ---------                              --------
Net income                                                                    $  1,341                               $  2,810
                                                                              =========                              ========

Net income per common share and common
 share equivalent:
    -  Basic                                                                     $ .07                                 $ .16
                                                                                 ======                                =====
    -  Diluted                                                                   $ .07                                 $ .15
                                                                                 ======                                =====

Weighted average number of common
 shares and common share equivalents
 outstanding:
    -  Basic                                                                    18,471                                 17,599
                                                                              =========                              ========
    -  Diluted                                                                  19,000                                 18,939
                                                                              =========                              ========






                See notes to consolidated financial statements.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                          Six Months Ended
                                                                                                             December 31,
                                                                                                    ---------------------------

                                                                                                       1999              1998
                                                                                                    ----------         --------

                                                                                                         (In thousands)

Cash Flows From Operating Activities:
 Net income                                                                                         $  4,271            $  5,068
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                                                                       4,499               3,046
   Amortization of deferred gain                                                                        (294)               (294)
   Deferred income taxes                                                                                (164)               (525)
   Other, net                                                                                            210                 139
 Change in operating assets and liabilities,
   net of effects from purchase of business:
   Decrease (increase) in accounts receivable                                                          2,976              (4,556)
   Decrease (increase) in inventories                                                                 (3,081)                698
   Decrease (increase) in prepaid expenses
    and other assets                                                                                    (124)             (1,777)
   Increase (decrease) in accounts payable, accrued
    expenses and other long-term liabilities                                                          (3,421)             (4,103)
   Increase (decrease) in income taxes payable                                                           586               1,559
                                                                                                    ---------           --------

NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                                                                                  5,458                (745)
                                                                                                    ---------           ---------

Cash Flows From Investing Activities:
  Payment for purchase of business, net of cash acquired                                                -                   (968)
  Capital expenditures                                                                                (3,009)             (5,472)
  Proceeds from sale of equipment                                                                      1,687                 967
  Other, net                                                                                             (34)                (20)
                                                                                                    ---------           ---------

NET CASH PROVIDED BY (USED IN)
 INVESTING ACTIVITIES                                                                                 (1,356)             (5,493)
                                                                                                    ---------           ---------

Cash Flows From Financing Activities:
  Debt repayments                                                                                     (3,158)               (796)
  Borrowings under debt agreements                                                                      -                  4,187
  Proceeds from the exercise of stock options
    and warrants                                                                                         827                 675
  Amounts paid for withholding taxes on stock
    option exercises                                                                                     (47)             (1,260)
  Withholding taxes collected for stock option
    exercises                                                                                             45                 769
  Purchase of treasury stock                                                                          (1,990)               (343)
                                                                                                    ---------           ---------

NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                                                                                 (4,323)              3,232
                                                                                                    ---------           --------

Net Increase (Decrease) In Cash
  And Cash Equivalents                                                                                  (221)             (3,006)
Cash And Cash Equivalents At Beginning Of Period                                                       2,714              24,408
                                                                                                    ---------           --------
Cash And Cash Equivalents At End Of Period                                                          $  2,493            $ 21,402
                                                                                                    =========           ========



                See notes to consolidated financial statements.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1.        Basis of Presentation

           The consolidated balance sheet of Aeroflex Incorporated and Subsidiaries ("the Company") as of December 31, 1999 and the related consolidated statements of earnings for the six and three months ended December 31, 1999 and 1998 and the consolidated statements of cash flows for the six months ended December 31, 1999 and 1998 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1999 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1999 annual report to shareholders. There have been no changes of significant accounting policies since June 30, 1999. Certain reclassifications have been made to previously reported financial statements to conform to current classifications.

           Results of operations for the six and three month periods are not necessarily indicative of results of operations for the corresponding years.

 2.        Acquisition of Businesses

           UTMC

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

           Summarized below are the unaudited pro forma results of operations of the Company as if UTMC had been acquired at the beginning of the fiscal periods presented. The $3.5 million write-off has been included in the June 30, 1999 pro forma income but not the December 31, 1998 pro forma income in order to provide comparability to the respective actual results.

                                                       Pro Forma                      Pro Forma                Pro Forma
                                                      Year Ended                   Six Months Ended         Three Months Ended
                                                    June 30, 1999                  December 31, 1998         December 31, 1998
                                                  -----------------                -----------------        -------------------
                                                                            (In thousands, except per share data)

           Net Sales                                $   177,149                    $        84,127                $   44,144
           Net Income                                     9,469                              5,010                     2,266

           Net Income Per Share
             Basic                                    $    .53                       $        .29                 $     .13
             Diluted                                       .50                                .27                       .12

           The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of the periods presented or of future operating results of the combined companies.

           Europtest

           Effective September 1, 1998, the Company acquired 90% of the stock of Europtest, S.A. (France) for approximately $1.1 million. The purchase agreement also requires that the Company purchase the remaining 10% of Europtest pro rata over a three-year period at prices determined based upon net sales of Europtest products. In October 1999, the Company purchased an additional 3.4% of Europtest's stock for approximately $54,000. Europtest develops and sells specialized software-driven test equipment used primarily in cellular, satellite and other communications applications. The acquired company's net sales were approximately $1.9 million for the year ended March 31, 1998. On a pro forma basis, had the Europtest acquisition taken place as of the beginning of the periods presented, results of operations for those periods would not have been materially affected. The purchase price has been allocated to the assets acquired and liabilities assumed based on their fair values.

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

A reconciliation of the numerators and denominators of the Basic EPS and Diluted EPS calculations is as follows:

                                                                                                        Six Months
                                                                                                   Ended December 31,
                                                                                           -----------------------------------

                                                                                                 1999            1998
                                                                                                 ----            ----
                                                                                        (In thousands, except per share ata)

       Net income for basic and diluted earnings
         per common share                                                                       $  4,271         $  5,068
                                                                                                =========        ========

       Computation of Adjusted Weighted Average
           Shares Outstanding:
       Weighted average shares outstanding                                                        18,528           17,523
       Add:  Effect of dilutive options and warrants
             outstanding                                                                             913            1,228
                                                                                                ---------        --------
       Weighted average shares and common share
             equivalents used for computation of
             diluted earnings per common share                                                    19,441           18,751
                                                                                                =========        ========
       Net Income Per Common Share and Common Share
             Equivalent:
               Basic                                                                               $ .23           $ .29
                                                                                                   ======          =====
               Diluted                                                                             $ .22           $ .27
                                                                                                   ======          =====


                                                                                                     Three Months
                                                                                                  Ended December 31,
                                                                                              ----------------------------

                                                                                                 1999            1998
                                                                                                 ----            ----
                                                                                          (In thousands, except per share data)

       Net income for basic and diluted earnings
         per common share                                                                       $  1,341         $  2,810
                                                                                                =========        ========

       Computation of Adjusted Weighted Average
           Shares Outstanding:
       Weighted average shares outstanding                                                        18,471           17,599
       Add:  Effect of dilutive options and warrants
             outstanding                                                                             529            1,340
                                                                                                ---------        --------
       Weighted average shares and common share
             equivalents used for computation of
             diluted earnings per common share                                                    19,000           18,939
                                                                                                =========        ========
       Net Income Per Common Share and Common Share
             Equivalent:
               Basic                                                                               $ .07           $ .16
                                                                                                   ======          =====
               Diluted                                                                             $ .07           $ .15
                                                                                                   ======          =====

4.         Bank Loan Agreements

           As of February 25, 1999, the Company replaced a previous agreement with a revised revolving credit, term loan and mortgage agreement with two banks which is secured by substantially all of the Company's assets not otherwise encumbered. The agreement provides for a revolving credit line of $23.0 million, a term loan of $20.0 million and a mortgage on the Company's Plainview property for $4.5 million. The revolving credit and term loans expire in December 2002. The term loan is payable in quarterly installments of $1.25 million with final payment on December 31, 2002. As of December 31, 1999, the outstanding term loan was $15.0 million. The interest rate on borrowings under this agreement is at various rates depending upon certain financial ratios, with the current rate substantially equivalent to 30-day LIBOR (approximately 6.5% at December 31, 1999) plus 1.50% on the revolving credit borrowings and LIBOR plus 1.75% on the term loan borrowings. The Company paid a facility fee of $100,000 and is required to pay a commitment fee of .25% per annum of the average unused portion of the credit line. The mortgage is payable in monthly installments of approximately $26,000 through March 2008 and a balloon payment of $1.6 million in April 2008. The Company has entered into an interest rate swap agreement for the outstanding amount under the mortgage agreement at approximately 7.6% in order to reduce the interest rate risk associated with these borrowings.

           The terms of the agreement require compliance with certain covenants including minimum consolidated tangible net worth and pretax earnings, maintenance of certain financial ratios, limitations on capital expenditures and indebtedness and prohibition of the payment of cash dividends. In connection with the purchase of certain materials for use in manufacturing, the Company has a letter of credit facility of $2.0 million. At December 31, 1999, the Company's available unused line of credit was approximately $21.0 million after consideration of the letter of credit.

           On December 29, 1998, the Company financed the acquisition and renovation of the land and building of its Pearl River, NY facility and received proceeds amounting to $4.2 million. The Company currently intends to pay these borrowings in annual installments of approximately $200,000 through 2019.

 5.        Inventories

           Inventories consist of the following:

                                                                              December 31,                 June 30,
                                                                                 1999                        1999
                                                                             -------------               ------------
                                                                                          (In thousands)
                                          Raw Materials                         $ 20,425                   $ 18,441
                                          Work in Process                         11,814                     11,148
                                          Finished Goods                           3,479                      3,048
                                                                                ---------                  --------
                                                                                $ 35,718                   $ 32,637
                                                                                =========                  ========

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

         BUSINESS SEGMENT DATA:

                                                                                               For The Six Months Ended
                                                                                                      December 31,
                                                                                             ---------------------------
                                                                                                1999              1998
                                                                                             -----------        --------
                                                                                                     (In thousands)
     Net sales:
       Microelectronics                                                                      $ 49,872           $ 42,317
       Test, Measurement and
         Other Electronics                                                                     24,697             16,827
       Isolator Products                                                                        9,034              8,682
                                                                                             -----------        --------
         Net sales                                                                           $ 83,603           $ 67,826
                                                                                             ===========        ========
     Operating income:
       Microelectronics                                                                      $  8,368           $  7,658
       Test, Measurement and
         Other Electronics                                                                        682                971
       Isolator Products                                                                          992              1,013
       General corporate expenses                                                              (1,987)            (1,801)
                                                                                             -----------        ---------
                                                                                                8,055              7,841

       Interest expense                                                                        (1,249)              (567)
       Other income  (expense), net                                                              (235)               544
                                                                                             -----------        --------
         Income before income taxes                                                          $  6,571           $  7,818
                                                                                             ===========        ========




                                                                                              For The Three Months Ended
                                                                                                      December 31,
                                                                                             ----------------------------

                                                                                                 1999             1998
                                                                                             -----------        --------
                                                                                                     (In thousands)
     Net sales:
       Microelectronics                                                                      $ 24,836           $ 20,818
       Test, Measurement and
         Other Electronics                                                                     12,154             11,124
       Isolator Products                                                                        4,541              4,255
                                                                                             -----------        --------
         Net sales                                                                           $ 41,531           $ 36,197
                                                                                             ===========        ========
     Operating income:
       Microelectronics                                                                      $  3,433           $  4,104
       Test, Measurement and
         Other Electronics                                                                       (161)               845
       Isolator Products                                                                          464                289
       General corporate expenses                                                              (1,060)              (901)
                                                                                             -----------        ---------
                                                                                                2,676              4,337

       Interest expense                                                                          (637)              (268)
       Other income  (expense), net                                                                27                241
                                                                                             -----------        --------
         Income before income taxes                                                          $  2,066           $  4,310
                                                                                             ===========        ========

                             AEROFLEX INCORPORATED
                                AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We use our advanced design, engineering and manufacturing abilities to produce state-of-the-art microelectronic module, integrated circuit, interconnect and testing solutions. Our products are used in satellite, wireless, wireline (including fiber optic), broadband cable and defense communications markets. We also design and manufacture motion control systems and shock and vibration isolation systems which are used for commercial, industrial and defense applications. Our operations are grouped into three segments:

            -     microelectronics
            -     test, measurement and other electronics
            -     isolator products

         Our consolidated financial statements include the accounts of Aeroflex Incorporated and all of our subsidiaries. All of our subsidiaries are wholly-owned, except for Europtest, S.A., of which we own 93.4%.

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

         Effective September 1, 1998, we acquired 90% of the stock of Europtest, S.A. (France) for approximately $1.1 million. The purchase agreement also requires that we purchase the remaining 10% of Europtest pro rata over a three-year period at prices determined based upon net sales of Europtest products. In October 1999, we purchased an additional 3.4% of Europtest's stock for approximately $54,000. Europtest develops and sells specialized software-driven test equipment used primarily in cellular, satellite and other communications applications. The acquired company's net sales were approximately $1.9 million for the year ended March 31, 1998.

         Approximately 41% of our sales for fiscal 1999 and 42% of our sales for fiscal 1998 were to agencies of the United States Government or to prime defense contractors or subcontractors of the United States Government. Our overall dependence on the military has been declining due to the acquisition of MIC Technology in fiscal 1996 which is more commercially oriented, and a focusing of resources towards developing standard products for commercial markets.

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

MARKET RISK

         We are exposed to market risk related to changes in interest rates and, to an immaterial extent, to foreign currency exchange rates. Some of the our debt is at fixed rates of interest or at a variable rate with an interest rate swap agreement which effectively converts the variable rate debt into a fixed rate of debt. Our debt which is subject to a floating rate of interest and is not hedged by an interest rate swap amounts to approximately $19.5 million at December 31, 1999. If market interest rates increase by 10 percent from levels at December 31, 1999, the effect on our net income would be a reduction of approximately $100,000 per year.

RESULTS OF OPERATIONS
SIX MONTHS ENDED DECEMBER 31, 1999 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
1998

         Net Sales. Net sales increased 23.3% to $83.6 million for the six months ended December 31, 1999 from $67.8 million for the six months ended December 31, 1998. Net sales in the microelectronics segment increased 17.9% to $49.9 million for the six months ended December 31, 1999 from $42.3 million for the six months ended December 31, 1998 due to the acquisition of UTMC in February 1999 partially offset by reductions in sales in both thin film interconnects and microelectronic modules. Net sales in the test, measurement and other electronics segment increased 46.8% to $24.7 million for the six months ended December 31, 1999 from $16.8 million for the six months ended December 31, 1998 primarily due to increased sales volume in both frequency synthesizers (primarily shipments of the new FS-1000 for use in commercial communications test systems) and high speed automatic test systems (primarily satellite payload test equipment for Hughes Space and Communications). Net sales in the isolator products segment increased 4.1% to $9.0 million for the six months ended December 31, 1999 from $8.7 million for the six months ended December 31, 1998. We are seeing strengthening in several of our microelectronic product areas which leads us to believe that the softness in bookings and shipments we had experienced in the second quarter is behind us and that both our third and fourth quarters should show sequential improvements in both sales and operating income.

         Gross Profit. Cost of sales includes materials, direct labor and overhead expenses such as engineering labor, fringe benefits, allocable occupancy costs, depreciation and manufacturing supplies. Gross profit increased 22.0% to $28.7 million for the six months ended December 31, 1999 from $23.5 million for the six months ended December 31, 1998. Gross margin decreased to 34.3% for the six months ended December 31, 1999 from 34.7% for the six months ended December 31, 1998. The increase in gross profit was primarily a result of the increased sales.

         Selling, General and Administrative Costs. Selling, general and administrative costs include office and management salaries, fringe benefits and commissions. Selling, general and administrative costs increased 37.9% to $15.7 million (18.8% of net sales) for the six months ended December 31, 1999 from $11.4 million (16.8% of net sales) for the six months ended December 31, 1998. The increase was primarily due to the additional costs relating to the operations of UTMC.

         Research and Development Costs. Research and development costs consist of material, engineering labor and allocated overhead. Our self-funded research and development costs increased 15.0% to $4.9 million (5.9% of net sales) for the six months ended December 31, 1999 from $4.3 million (6.3% of net sales) for the six months ended December 31, 1998. The increase was primarily attributable to the additional costs of UTMC partially offset by reduced costs relative to the comparable period in the prior year for the development of the FS-1000, a new low-cost, high speed, high performance frequency synthesizer intended for commercial communication test systems which is complete.

         Other Expense (Income). Interest expense increased to $1.2 million for the six months ended December 31, 1999 from $567,000 for the six months ended December 31, 1998, primarily due to increased levels of borrowings. Other expense of $235,000 for the six months ended December 31, 1999 consists primarily of a $300,000 expense for the settlement of a lawsuit offset by $49,000 of interest income. Other income of $544,000 for the six months ended December 31, 1998 consists primarily of interest income. Interest income decreased due to decreased levels of cash equivalents. The increased levels of borrowings and the decreased levels of cash equivalents were due to the acquisition of UTMC.

         Provision for Income Taxes. Income taxes decreased 16.4% to $2.3 million (an effective income tax rate of 35.0%) for the six months ended December 31, 1999 from $2.8 million (an effective income tax rate of 35.2%) for the six months ended December 31, 1998. The income tax provisions for the two periods differed from the amount computed by applying the U.S. Federal income tax rate to income before income taxes primarily due to state and local income taxes and research and development credits.

THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1998

         Net Sales. Net sales increased 14.7% to $41.5 million for the three months ended December 31, 1999 from $36.2 million for the three months ended December 31, 1998. Net sales in the microelectronics segment increased 19.3% to $24.8 million for the three months ended December 31, 1999 from $20.8 million for the three months ended December 31, 1998 due to the acquisition of UTMC in February 1999 partially offset by reductions in sales in microelectronic modules. Net sales in the test, measurement and other electronics segment increased 9.3% to $12.2 million for the three months ended December 31, 1999 from $11.1 million for the three months ended December 31, 1998 primarily due to increased sales volume in frequency synthesizers (primarily shipments of the new FS-1000 for use in commercial communication test systems) offset by reduced sales volume of radar test systems. Net sales in the isolator products segment increased 6.7% to $4.5 million for the three months ended December 31, 1999 from $4.3 million for the three months ended December 31, 1998. We are seeing strengthening in several of our microelectronic product areas which leads us to believe that the softness in bookings and shipments we had experienced in the second quarter is behind us and that both our third and fourth quarters should show sequential improvements in both sales and operating income.

         Gross Profit. Gross profit increased 9.3% to $13.6 million for the three months ended December 31, 1999 from $12.4 million for the three months ended December 31, 1998. Gross margin decreased to 32.6% for the three months ended December 31, 1999 from 34.3% for the three months ended December 31, 1998. The increase in gross profit was primarily a result of the increased sales partially offset by low margins on the satellite test system development program.

         Selling, General and Administrative Costs. Selling, general and administrative costs increased 45.3% to $8.4 million (20.2% of net sales) for the three months ended December 31, 1999 from $5.8 million (15.9% of net sales) for the three months ended December 31, 1998. The increase was primarily due to the additional costs relating to the operations of UTMC.

         Research and Development Costs. Our self-funded research and development costs increased 8.9% to $2.5 million (6.0% of net sales) for the three months ended December 31, 1999 from $2.3 million (6.4% of net sales) for the three months ended December 31, 1998. The increase was primarily attributable to the additional costs of UTMC partially offset by reduced costs relative to the comparable period in the prior year for the development of the new FS-1000, a new low-cost, high speed, high performance frequency synthesizer intended for commercial communication test systems which is complete.

         Other Expense (Income). Interest expense increased to $637,000 for the three months ended December 31, 1999 from $268,000 for the three months ended December 31, 1998, primarily due to increased levels of borrowings. Other income, which consists primarily of interest income, decreased to $27,000 for the three months ended December 31, 1999 from $241,000 for the three months ended December 31, 1998 primarily due to decreased levels of cash equivalents. The increased levels of borrowings and the decreased levels of cash equivalents were due to the acquisition of UTMC.

         Provision for Income Taxes. Income taxes decreased 51.7% to $725,000 (an effective income tax rate of 35.1%) for the three months ended December 31, 1999 from $1.5 million (an effective income tax rate of 34.8%) for the three months ended December 31, 1998. The income tax provisions for the two periods differed from the amount computed by applying the U.S. Federal income tax rate to income before income taxes primarily due to state and local income taxes and research and development credits.

LIQUIDITY AND CAPITAL RESOURCES

         As of February 25, 1999, we replaced a previous agreement with a revised revolving credit, term loan and mortgage agreement with two banks which is secured by substantially all of our assets not otherwise encumbered. The agreement provides for a revolving credit line of $23.0 million, a term loan of $20.0 million and a mortgage on our Plainview property for $4.5 million. The revolving credit and term loans expire in December 2002. The term loan is payable in quarterly installments of $1.25 million with final payment on December 31, 2002. As of December 31, 1999, the outstanding term loan was $15.0 million. The interest rate on borrowings under this agreement is at various rates depending upon certain financial ratios, with the current rate substantially equivalent to 30-day LIBOR (approximately 6.5% at December 31,
1999) plus 1.50% on the revolving credit borrowings and LIBOR plus 1.75% on the term loan borrowings. The mortgage is payable in monthly installments of approximately $26,000 through March 2008 and a balloon payment of $1.6 million in April 2008. We have entered into an interest rate swap agreement for the outstanding amount under the mortgage agreement at approximately 7.6% in order to reduce the interest rate risk associated with these borrowings.

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

         In December 1998, we financed the acquisition and renovation of the land and building of our Pearl River, NY facility and received proceeds amounting to $4.2 million. We currently intend to pay these borrowings in annual installments of approximately $200,000 payable through 2019.

         In March 1998, we sold 2.6 million shares of our common stock in a public offering for $31.3 million, net of an underwriting discount of $2.0 million and issuance costs of $496,000. Of these net proceeds, $9.6 million was used to repay bank indebtedness. The balance of the net proceeds was used primarily for the acquisition of UTMC in February 1999.

         Our backlog of orders was $99.5 million at December 31, 1999 and $83.3 million at December 31, 1998.

         As of December 31, 1999, we had $53.0 million in working capital. Net cash provided by operating activities was $5.5 million for the six months ended December 31, 1999. Net cash used in investing activities was $1.4 million for the six months ended December 31, 1999, consisting primarily of capital expenditures of $3.0 million offset, in part, by the proceeds from the sale of equipment of $1.7 million under a sale-leaseback arrangement. Net cash used in financing activities was $4.3 million for the six months ended December 31, 1999, consisting primarily of debt payments of $3.2 million and the purchase of treasury stock of $2.0 million partially offset by proceeds from exercises of stock options and warrants of $827,000.

         We believe that internally generated funds and available lines of credit will be sufficient for our working capital requirements, capital expenditure needs and the servicing of our debt for at least the next twelve months. As of December 31, 1999, our available unused line of credit was $21.0 million after consideration of the letter of credit.

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

                None

Item 3.         Defaults upon Senior Securities

                None

Item 4.         Submission of Matters to a Vote of Security Holders

                None

                A. The Registrant held its Annual Meeting of Stockholders on November 18, 1999.

                B. Three Directors were elected at the Annual Meeting to serve until the Annual Meeting of Stockholders in 2002. The name of these Directors and votes cast in favor or their election and shares withheld are as follows:

                               Name                                                Votes For                      Votes Withheld
                               ----                                                ---------                      --------------
                        Michael Gorin                                              16,801,957                         137,354
                        Donald S. Jones                                            16,809,693                         136,618
                        Eugene Novikoff                                            16,808,951                         137,360

                        In addition to the election of directors, the stockholders rejected a proposal to adopt the 1999 Stock Option Plan, as set forth in Exhibit A to the proxy statement; 6,190,533 shares were voted in favor of this proposal, 7,200,923 shares voted against and 43,604 shares abstained from voting.

                C. The Registrant held a Special Meeting of Stockholders on January 6, 2000.

                D. The Stockholders approved a proposal to adopt the 1999 Stock Option Plan, as amended and set forth in Exhibit A to the proxy statement; 15,974,133 shares were voted in favor of this proposal, 1,994,606 shares voted against and 69,361 shares abstained from voting.

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

                                     AEROFLEX INCORPORATED
                                         (REGISTRANT)



February 2, 2000                By:          s/Michael Gorin
                                     -------------------------------------
                                             Michael Gorin
                                   President, Chief Financial Officer
                                     and Principal Accounting Officer