Form 10-Q
period 2000-03-31
AEROFLEX INC
filed 2000-05-10
CIK 2601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q



              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2000
Commission File Number 000-02324



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

May 9, 2000       18,906,755 shares (excluding 34,005 shares held in treasury)
--------------------------------------------------------------------------------
 (Date)                                  (Number of Shares)

NOTE:  THIS IS PAGE 1 OF A DOCUMENT CONSISTING OF 20 PAGES.

                              AEROFLEX INCORPORATED

                                AND SUBSIDIARIES


                                      INDEX

                                                                       PAGE
                                                                       ----

PART I:  FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS
 March 31, 2000 and June 30, 1999                                       3-4

CONSOLIDATED STATEMENTS OF EARNINGS
 Nine Months Ended March 31, 2000 and 1999                                5

CONSOLIDATED STATEMENTS OF EARNINGS
 Three Months Ended March 31, 2000 and 1999                               6

CONSOLIDATED STATEMENTS OF CASH FLOWS
 Nine Months Ended March 31, 2000 and 1999                                7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                             8-12

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS
    Nine and Three Months Ended March 31, 2000 and 1999               13-18

PART II:  OTHER INFORMATION

ITEM 5 Other Information                                                19

ITEM 6 Exhibits and Reports on Form 8-K                                 19

SIGNATURES                                                              20

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                     March 31,         June 30,
                                                       2000              1999
                                                     ---------         --------
                                                             (In thousands)

ASSETS
------
Current assets:
 Cash and cash equivalents                           $  6,285          $  2,714
 Accounts receivable, less allowance for
   doubtful accounts of $413,000 and $381,000          39,705            39,967
 Inventories, net                                      37,982            32,637
 Deferred income taxes                                  4,890             5,291
 Prepaid expenses and other current assets              3,431             2,314
                                                     --------          --------
   Total current assets                                92,293            82,923

Property, plant and equipment, at cost, net            49,474            50,802
Intangible assets acquired in connection with
  the purchase of businesses, net                      12,640            13,777
Cost in excess of fair value of net assets
  of businesses acquired, net                          13,540            14,019

Other assets                                            4,018             3,695
                                                     --------          --------
   Total assets                                      $171,965          $165,216
                                                     ========          ========


              See notes to consolidated financial statements.

                              AEROFLEX INCORPORATED

                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   (continued)

                                                   March 31,         June 30,
                                                     2000              1999
                                                   ---------         ---------
                                                         (In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Current portion of long-term debt                 $  6,450          $6,509
  Accounts payable                                     9,045           8,070
  Accrued expenses and other current liabilities      15,216          16,923
  Income taxes payable                                   147           1,055
                                                    --------        --------
    Total current liabilities                         30,858          32,557

Long-term debt                                        18,989          24,608
Deferred income taxes                                  3,059           3,582
Other long-term liabilities                            2,455           2,376
                                                    --------        --------
    Total liabilities                                 55,361          63,123
                                                    --------        --------

Stockholders' equity:
 Preferred Stock, par value $.10 per share;
   authorized 1,000,000 shares:
   Series A Junior Participating Preferred
   Stock, par value $.10 per share,
   authorized 40,000; none issued                       -               -
 Common Stock, par value $.10 per share;
  authorized 40,000,000 shares; issued
  18,895,000 and 18,429,000 shares                     1,890           1,843
 Additional paid-in capital                          113,158         105,720
 Retained earnings (accumulated deficit)               1,882          (5,421)
                                                    --------        --------
                                                     116,930         102,142

 Less:  Treasury stock, at cost (41,000 and
  6,000 shares)                                          326              49
                                                    --------        --------

    Total stockholders' equity                       116,604         102,093
                                                    --------        --------
    Total liabilities and stockholders' equity      $171,965        $165,216
                                                    ========        ========

               See notes to consolidated financial statements.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS


                                                    Nine Months Ended
                                                        March 31,
                                                   -------------------
                                                   2000           1999
                                                   ----           ----
                                          (In thousands, except per share data)
Net sales                                       $129,878        $108,430
Cost of sales                                     84,459          69,504
                                               ---------        --------
  Gross profit                                    45,419          38,926
                                               ---------        --------
Selling, general and administrative costs         24,456          18,306
Research and development costs                     7,930           6,874
Acquired in-process research and development
  (Note 2)                                          -              3,500
                                               ---------        --------
                                                  32,386          28,680
                                               ---------        --------
  Operating income                                13,033          10,246
                                               ---------        --------
Other expense (income)
  Interest expense                                1,846            1,024
  Other expense (income)                            (16)            (734)
                                               --------         --------
    Total other expense (income)                  1,830              290
                                               --------         --------
Income before income taxes                       11,203            9,956

Provision for income taxes                        3,900            4,700
                                               --------         --------
Net income                                     $  7,303         $  5,256
                                               ========         ========
Net income per common share:

    -  Basic                                      $ .39            $ .30
                                                  =====            =====
    -  Diluted                                    $ .37            $ .28
                                                  =====            =====

Weighted average number of common
   shares outstanding:

    -  Basic                                     18,546           17,628
                                                =======          =======
    -  Diluted                                   19,788           18,973
                                                =======          =======


              See notes to consolidated financial statements.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS


                                                  Three Months Ended
                                                       March 31,
                                                  -------------------
                                                  2000         1999
                                                  ----         ----
                                         (In thousands, except per share data)

Net sales                                      $ 46,275      $ 40,604
Cost of sales                                    29,554        25,205
                                               --------      --------
  Gross profit                                   16,721        15,399
                                               --------      --------

Selling, general and administrative costs         8,751         6,914
Research and development costs                    2,992         2,580
Acquired in-process research and development
  (Note 2)                                         -            3,500
                                               --------      --------
                                                 11,743        12,994
                                               --------      --------
  Operating income                                4,978         2,405
                                               --------      --------
Other expense (income)
  Interest expense                                  597           457
  Other expense (income)                           (251)         (190)
                                               --------      --------
  Total other expense (income)                      346           267
                                               --------      --------
Income before income taxes                        4,632         2,138

Provision for income taxes                        1,600         1,950
                                               --------      --------
Net income                                     $  3,032      $    188
                                               ========      ========
Net income per common share:

    -  Basic                                      $ .16         $ .01
                                               ========      ========
    -  Diluted                                    $ .15         $ .01
                                               ========      ========
Weighted average number of common shares
  outstanding:

    -  Basic                                     18,580        17,839
                                               ========      ========
    -  Diluted                                   20,481        19,416
                                               ========      ========

              See notes to consolidated financial statements.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Nine Months Ended
                                                             March 31,
                                                        -------------------
                                                        2000           1999
                                                        ----           ----
                                                          (In thousands)

Cash Flows From Operating Activities:
 Net income                                            $  7,303       $  5,256
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Acquired in-process research and development             -            3,500
   Depreciation and amortization                          6,828          4,853
   Amortization of deferred gain                           (441)          (441)
   Deferred income taxes                                   (122)          (531)
   Other, net                                               288             55
 Change in operating  assets and  liabilities,
   net of effects from  purchase of
   business:
   Decrease (increase) in accounts receivable               209         (8,946)
   Decrease (increase) in inventories                    (5,345)         2,386
   Decrease (increase) in prepaid expenses
    and other assets                                     (1,463)        (2,225)
   Increase (decrease) in accounts payable, accrued
    expenses and other long-term liabilities               (271)         1,693
   Increase (decrease) in income taxes payable            3,212          3,129
                                                       --------       --------

Net Cash Provided By

 Operating Activities                                    10,198          8,729
                                                       --------       --------

Cash Flows From Investing Activities:
  Payment for purchase of businesses, net
    of cash acquired                                        -          (43,475)
  Capital expenditures                                   (5,424)        (6,902)
  Proceeds from sale of equipment                         1,690            967
  Other, net                                                (39)           (10)
                                                       --------       --------
Net Cash Used In

 Investing Activities                                    (3,773)       (49,420)
                                                       --------       --------
Cash Flows From Financing Activities:
  Debt repayments                                        (5,678)        (3,910)
  Borrowings under debt agreements                          -           24,188
  Bank debt financing costs                                 -             (438)
  Proceeds from the exercise of stock options
    and warrants                                          4,816          1,341
  Amounts paid for withholding taxes on stock
    option exercises                                     (2,434)        (2,381)
  Withholding taxes collected for stock option
    exercises                                             2,432          1,341
  Purchase of treasury stock                             (1,990)          (343)
                                                       --------       --------

Net Cash Provided By (Used In)
 Financing Activities                                    (2,854)        19,798
                                                       --------       --------
Net Increase (Decrease) In Cash
  And Cash Equivalents                                    3,571        (20,893)
Cash And Cash Equivalents At Beginning Of Period          2,714         24,408
                                                       --------       --------
Cash And Cash Equivalents At End Of Period             $  6,285       $  3,515
                                                       ========       ========
              See notes to consolidated financial statements.


                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1.  Basis of Presentation
     ---------------------
     The consolidated balance sheet of Aeroflex Incorporated and Subsidiaries ("the Company") as of March 31, 2000 and the related consolidated statements of earnings for the nine and three months ended March 31, 2000 and 1999 and the consolidated statements of cash flows for the nine months ended March 31, 2000 and 1999 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2000 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1999 annual report to shareholders. There have been no changes of significant accounting policies since June 30, 1999. Certain reclassifications have been made to previously reported financial statements to conform to current classifications.

     Results of operations for the nine and three month periods are not necessarily indicative of results of operations for the corresponding years.

 2.  Acquisition of Businesses
     -------------------------
     UTMC
     ----
     Effective February 25, 1999, the Company acquired all of the outstanding stock of UTMC Microelectronic Systems, Inc. ("UTMC") for $42.5 million of cash. The purchase price was paid with available cash of $22.5 million and borrowings under the Company's bank loan agreement of $20.0 million. UTMC designs, develops and manufactures radiation-tolerant integrated circuits primarily for satellite communications. The acquired company's net sales were approximately $33.4 million for the year ended December 31, 1998.

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


                            Pro Forma         Pro Forma            Pro Forma
                            Year Ended     Nine Months Ended    Three Months Ended
                          June 30, 1999      March 31, 1999       March 31, 1999
                          -------------    ------------------   ------------------
                                   (In thousands, except per share data)

     Net Sales              $ 177,149         $ 128,475         $  44,348
     Net Income (Loss)          9,469             4,968               (36)
     Net Income (Loss)
       Per Share
         Basic             $     .53          $     .28          $    .00
         Diluted                 .50                .26               .00


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

     A reconciliation of the numerators and denominators of the Basic EPS and Diluted EPS calculations is as follows:

                                                       Nine Months
                                                     Ended March 31,
                                                   -------------------
                                                   2000           1999
                                                   ----           ----
                                          (In thousands, except per share data)

   Net income for basic and diluted earnings
     per common share                           $  7,303        $  5,256
                                                ========        ========
   Computation of Adjusted Weighted Average
     Shares Outstanding:
   Weighted average shares outstanding            18,546          17,628
   Add:  Effect of dilutive options and warrants
       outstanding                                 1,242           1,345
                                                 -------        --------
   Weighted average shares and common share
       equivalents used for computation of
       diluted earnings per common share          19,788          18,973
                                                 =======        ========
   Net Income Per Common Share:
         Basic                                     $ .39           $ .30
                                                   =====           =====
         Diluted                                   $ .37           $ .28
                                                   =====           =====

                                                         Three Months
                                                         Ended March 31,
                                                   2000           1999
                                                   ----           ----
                                          (In thousands, except per share data)


   Net income for basic and diluted earnings
     per common share                            $  3,032         $    188
                                                 ========         ========

   Computation of Adjusted Weighted Average
     Shares Outstanding:
   Weighted average shares outstanding             18,580           17,839
   Add:  Effect of dilutive options and warrants
       outstanding                                  1,901            1,577
                                                 --------         --------
   Weighted average shares and common share
       equivalents used for computation of
       diluted earnings per common share           20,481           19,416
                                                 ========         ========
   Net Income Per Common Share:
         Basic                                      $ .16            $ .01
                                                    =====            =====
         Diluted                                    $ .15            $ .01
                                                    =====            =====


4.   Bank Loan Agreements
     --------------------
     As of February 25, 1999, the Company replaced a previous agreement with a revised revolving credit, term loan and mortgage agreement with two banks which is secured by substantially all of the Company's assets not otherwise encumbered. The agreement provides for a revolving credit line of $23.0 million, a term loan of $20.0 million and a mortgage on the Company's Plainview property for $4.5 million. The revolving credit and term loans expire in December 2002. The term loan is payable in quarterly installments of $1.25 million with final payment on December 31, 2002. As of March 31, 2000, the outstanding term loan was $13.0 million. The interest rate on borrowings under this agreement is at various rates depending upon certain financial ratios, with the current rate substantially equivalent to 30-day LIBOR (approximately 6.1% at March 31, 2000) plus 1.50% on the revolving credit borrowings and LIBOR plus 1.75% on the term loan borrowings. The Company paid a facility fee of $100,000 and is required to pay a commitment fee of .25% per annum of the average unused portion of the credit line. The mortgage is payable in monthly installments of approximately $26,000 through March 2008 and a balloon payment of $1.6 million in April 2008. The Company has entered into an interest rate swap agreement for the outstanding amount under the mortgage agreement at approximately 7.6% in order to reduce the interest rate risk associated with these borrowings.

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

 5.  Inventories
     -----------

     Inventories consist of the following:

                                          March 31,         June 30,
                                            2000             1999
                                          ----------        --------
                                                (In thousands)

                    Raw Materials         $ 20,472           $ 18,441
                    Work in Process         13,304             11,148
                    Finished Goods           4,206              3,048
                                          --------           --------
                                          $ 37,982           $ 32,637
                                          ========           ========


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

     Test, Measurement and
     Other Electronics:
     a)Instrument Products
     b)Motion Control Systems

      - Scanning devices
      - Stabilization and tracking

          devices
      - Magnetic devices

  Business Segment Data:

                                                      For The Nine Months Ended
                                                               March 31,
                                                      -------------------------
                                                        2000              1999
                                                        ----              ----
                                                             (In thousands)
     Net sales:
       Microelectronics                              $ 75,986           $ 68,094
       Test, Measurement and
         Other Electronics                             39,743             26,938
       Isolator Products                               14,149             13,398
                                                     --------           --------
         Net sales                                   $129,878           $108,430
                                                     ========           ========

     Operating income:
       Microelectronics                              $ 12,710           $ 13,647
       Test, Measurement and
         Other Electronics                              1,651              1,528
       Isolator Products                                1,776              1,544
       General corporate expenses                      (3,104)            (2,973)
                                                     --------           --------
                                                       13,033             13,746

    Acquired in-process research and development          -               (3,500)
       Interest expense                                (1,846)            (1,024)
       Other income (expense), net                         16                734
                                                     --------           --------
         Income before income taxes                  $ 11,203           $  9,956
                                                     ========           ========



                                                      For The Three Months Ended
                                                               March 31,
                                                      -------------------------
                                                        2000              1999
                                                        ----              ----
                                                             (In thousands)
     Net sales:
       Microelectronics                              $ 26,114           $ 25,777
       Test, Measurement and
         Other Electronics                             15,046             10,111
       Isolator Products                                5,115              4,716
                                                     --------           --------
         Net sales                                   $ 46,275           $ 40,604
                                                     ========           ========

     Operating income:
       Microelectronics                              $  4,342           $  5,989
       Test, Measurement and
         Other Electronics                                969                557
       Isolator Products                                  784                531
       General corporate expenses                      (1,117)            (1,172)
                                                     --------           --------
                                                        4,978              5,905

    Acquired in-process research and development          -               (3,500)
       Interest expense                                  (597)              (457)
       Other income  (expense), net                       251                190
                                                     --------           --------
         Income before income taxes                  $  4,632           $  2,138
                                                     ========           ========

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     We use our advanced design, engineering and manufacturing abilities to produce microelectronic, integrated circuit, interconnect and testing solutions. Our products are used in fiber optic, broadband cable, wireless and satellite communications markets. We also design and manufacture motion control systems and shock and vibration isolation systems which are used for commercial, industrial and defense applications. Our operations are grouped into three segments:

          --  microelectronics
          --  test, measurement and other electronics
          --  isolator products

     Our  consolidated  financial  statements  include the  accounts of Aeroflex
Incorporated  and  all  of  our  subsidiaries.   All  of  our  subsidiaries  are
wholly-owned, except for Europtest, S.A., which is 93.4% owned by us.

     Our microelectronics segment has been designing, manufacturing and selling microelectronics for the electronics industry since 1974. In January 1994, we acquired substantially all of the net operating assets of the microelectronics division of Marconi Circuit Technology Corporation, which manufactures a wide variety of microelectronic assemblies. In March 1996, we acquired MIC Technology Corporation which designs, develops, manufactures and markets microelectronics products in the form of passive thin film circuits and interconnects. Effective July 1, 1997, MIC Technology acquired certain equipment, inventory, licenses for technology and patents of two of Lucent Technologies' telecommunications component units - multi-chip modules and film integrated circuits. These units manufacture microelectronic modules and interconnect products. In February 1999, we acquired all of the outstanding stock of UTMC Microelectronic Systems, Inc. consisting of UTMC's integrated circuit business.

     Our test, measurement and other electronics segment consists of two divisions: (1) instruments and (2) motion control products. Our instruments division consists of:

     -- Comstron, a leader in radio frequency and microwave technology used in the manufacture of fast switching frequency signal generators and components, which we acquired in November 1989. Comstron is currently an operating division of Aeroflex Laboratories, Incorporated, one of our wholly-owned subsidiaries;

     -- Lintek, a leader in high speed instrumentation measurement systems which we acquired in January 1995; and

     -- Europtest, S.A. (France), of which we acquired 90% effective September 1, 1998, under a purchase agreement which requires us to purchase the remaining 10% of Europtest pro rata over a three-year period at prices determined based upon net sales of Europtest products. In October 1999, we purchased an additional 3.4%. Europtest develops and sells specialized software-driven test equipment used primarily in cellular, satellite and other communications applications.

     Our motion control products division has been engaged in the development and manufacture of electro-optical scanning devices used in infra-red night vision since 1975. This division has been engaged in the design, development and production of stabilization tracking devices and systems and magnetic motors since 1961.

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

     Our revenue is recognized based upon shipments or billings. We record costs on our long-term contracts using percentage-of-completion accounting. Under percentage of completion accounting, costs are recognized on revenues in the same relation that total estimated manufacturing costs bear to total contract value. Estimated costs at completion are based upon engineering and production estimates. Provisions for estimated losses or revisions in estimated profits on contracts-in-process are recorded in the period in which such losses or revisions are first determined.

     Approximately 41% of our sales for fiscal 1999 and 42% of our sales for fiscal 1998 were to agencies of the United States Government or to prime defense contractors or subcontractors of the United States Government. Our overall dependence on the military has been declining due to the acquisition of MIC Technology in fiscal 1996 which is more commercially oriented, and our focusing of resources towards developing standard products for commercial markets.

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

Results of Operations
Nine Months Ended March 31, 2000 Compared to Nine Months Ended March 31, 1999

     Net Sales. Net sales increased 19.8% to $129.9 million for the nine months ended March 31, 2000 from $108.4 million for the nine months ended March 31, 1999. Net sales in the microelectronics segment increased 11.6% to $76.0 million for the nine months ended March 31, 2000 from $68.1 million for the nine months ended March 31, 1999 due to the acquisition of UTMC in February 1999, partially offset by reductions in sales in both microelectronic modules and thin film interconnects. Net sales in the test, measurement and other electronics segment increased 47.5% to $39.7 million for the nine months ended March 31, 2000 from $26.9 million for the nine months ended March 31, 1999 primarily due to increased sales volume in both frequency synthesizers (primarily shipments of the new FS-1000 for use in commercial communications test systems) and high speed automatic test systems (primarily satellite payload test equipment for Hughes Space and Communications). Net sales in the isolator products segment increased 5.6% to $14.1 million for the nine months ended March 31, 2000 from $13.4 million for the nine months ended March 31, 1999.

     Gross Profit. Cost of sales includes materials, direct labor and overhead expenses such as engineering labor, fringe benefits, allocable occupancy costs, depreciation and manufacturing supplies. Gross profit increased 16.7% to $45.4 million for the nine months ended March 31, 2000 from $38.9 million for the nine months ended March 31, 1999. Gross margin decreased to 35.0% for the nine months ended March 31, 2000 from 35.9% for the nine months ended March 31, 1999. The increase in gross profit was primarily a result of the increased sales. The decrease in gross margin was due primarily to low margins on the satellite test system development program.

     Selling, General and Administrative Costs. Selling, general and administrative costs include office and management salaries, fringe benefits and commissions. Selling, general and administrative costs increased 33.6% to $24.5 million (18.8% of net sales) for the nine months ended March 31, 2000 from $18.3 million (16.9% of net sales) for the nine months ended March 31, 1999. The increase was primarily due to the additional costs relating to the operations of UTMC.

     Research and Development Costs. Research and development costs consist of material, engineering labor and allocated overhead. Our self-funded research and development costs increased 15.4% to $7.9 million (6.1% of net sales) for the nine months ended March 31, 2000 from $6.9 million (6.3% of net sales) for the nine months ended March 31, 1999. The increase was primarily attributable to the additional costs of UTMC, partially offset by reduced costs relative to the comparable period in the prior year related to the development of the FS-1000, a new low-cost, high speed, high performance frequency synthesizer intended for commercial communication test systems which is complete and the satellite test system development program.

     Acquired In-Process Research and Development. In connection with the acquisition of UTMC in February 1999, we allocated $3.5 million of the purchase price to incomplete research and development projects. This allocation represents the estimated fair value based on future cash flows that have been adjusted by the projects' completion percentage. At the acquisition date, the development of these projects had not yet reached technological feasibility and the R&D in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

     Other Expense (Income). Interest expense increased to $1.8 million for the nine months ended March 31, 2000 from $1.0 million for the nine months ended March 31, 1999, primarily due to increased levels of borrowings. Other income of $16,000 for the nine months ended March 31, 2000 consists primarily of a $300,000 expense for the settlement of a lawsuit, $100,000 of interest income and $193,000 gain on the sale of securities. Other income of $734,000 for the nine months ended March 31, 1999 consists primarily of interest income. Interest income decreased due to decreased levels of cash equivalents. The increased levels of borrowings and the decreased levels of cash equivalents were due to the acquisition of UTMC.

     Provision for Income Taxes. Income taxes decreased 17.0% to $3.9 million (an effective income tax rate of 34.8%) for the nine months ended March 31, 2000 from $4.7 million (an effective income tax rate of 34.9%, exclusive of the non-deductible write-off of acquired in-process research and development) for the nine months ended March 31, 1999. The income tax provisions for the two periods differed from the amount computed by applying the U.S. Federal income tax rate to income before income taxes primarily due to state and local income taxes and research and development credits.

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

     Net Sales. Net sales increased 14.0% to $46.3 million for the three months ended March 31, 2000 from $40.6 million for the three months ended March 31, 1999. Net sales in the microelectronics segment increased 1.3% to $26.1 million for the three months ended March 31, 2000 from $25.8 million for the three months ended March 31, 1999 due to the acquisition of UTMC in February 1999, partially offset by reductions in sales in microelectronic modules. Net sales in the test, measurement and other electronics segment increased 48.8% to $15.0 million for the three months ended March 31, 2000 from $10.1 million for the three months ended March 31, 1999 primarily due to increased sales volume in frequency synthesizers (primarily shipments of the new FS-1000 for use in commercial communication test systems). Net sales in the isolator products segment increased 8.5% to $5.1 million for the three months ended March 31, 2000 from $4.7 million for the three months ended March 31, 1999.

     Gross Profit. Gross profit increased 8.6% to $16.7 million for the three months ended March 31, 2000 from $15.4 million for the three months ended March 31, 1999. Gross margin decreased to 36.1% for the three months ended March 31, 2000 from 37.9% for the three months ended March 31, 1999. The increase in gross profit was primarily a result of the increased sales. The decrease in gross margin was due primarily to a change in the product mix.

     Selling, General and Administrative Costs. Selling, general and administrative costs increased 26.6% to $8.8 million (18.9% of net sales) for the three months ended March 31, 2000 from $6.9 million (17.0% of net sales) for the three months ended March 31, 1999. The increase was primarily due to the additional costs relating to the operations of UTMC.

     Research and Development Costs. Our self-funded research and development costs increased 16.0% to $3.0 million (6.5% of net sales) for the three months ended March 31, 2000 from $2.6 million (6.4% of net sales) for the three months ended March 31, 1999. The increase was primarily attributable to the additional costs of UTMC.

     Other Expense (Income). Interest expense increased to $597,000 for the three months ended March 31, 2000 from $457,000 for the three months ended March 31, 1999, primarily due to increased levels of borrowings. Other income of $251,000 for the three months ended March 31, 2000 consists primarily of a $193,000 gain on the the sale of securities and $51,000 of interest income. Other income of $190,000 for the three months ended March 31, 1999 consisted primarily of interest income. Interest income decreased due to decreased levels of cash equivalents. The increased levels of borrowings and the decreased levels of cash equivalents were due to the acquisition of UTMC.

     Provision for Income Taxes. Income taxes decreased 17.9% to $1.6 million (an effective income tax rate of 34.5%) for the three months ended March 31, 2000 from $2.0 million (an effective income tax rate of 34.6%, exclusive of the non- deductible write-off of acquired in-process research and development) for the three months ended March 31, 1999. The income tax provisions for the two periods differed from the amount computed by applying the U.S. Federal income tax rate to income before income taxes primarily due to state and local income taxes and research and development credits.

Liquidity and Capital Resources

     As of March 31, 2000, we had $61.4 million in working capital. Our current ratio was 3.0 to 1 at March 31, 2000. As of February 25, 1999, we replaced a previous agreement with a revised revolving credit, term loan and mortgage agreement with two banks which is secured by substantially all of our assets not otherwise encumbered. The agreement provides for a revolving credit line of $23.0 million, a term loan of $20.0 million and a mortgage on our Plainview property for $4.5 million. The revolving credit and term loans expire in December 2002. The term loan is payable in quarterly installments of $1.25 million with final payment on December 31, 2002. As of March 31, 2000, the outstanding term loan was $13.0 million. The interest rate on borrowings under this agreement is at various rates depending upon certain financial ratios, with the current rate substantially equivalent to 30-day LIBOR (approximately 6.1% at March 31, 2000) plus 1.50% on the revolving credit borrowings and LIBOR plus 1.75% on the term loan borrowings. The mortgage is payable in monthly installments of approximately $26,000 through March 2008 and a balloon payment of $1.6 million in April 2008. We have entered into an interest rate swap agreement for the outstanding amount under the mortgage agreement at approximately 7.6% in order to reduce the interest rate risk associated with these borrowings.

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

     Our backlog of orders was $103.8 million at March 31, 2000 and $92.1 million at March 31, 1999.

     Net cash provided by operating activities was $10.2 million for the nine months ended March 31, 2000. Net cash used in investing activities was $3.8 million for the nine months ended March 31, 2000, consisting primarily of capital expenditures of $5.4 million offset, in part, by the proceeds from the sale of equipment of $1.7 million under a sale-leaseback arrangement. Net cash used in financing activities was $2.9 million for the nine months ended March 31, 2000, consisting primarily of debt payments of $5.7 million and the purchase of treasury stock of $2.0 million, partially offset by proceeds from exercises of stock options and warrants of $4.8 million.

     We believe that internally generated funds and available lines of credit together with the proceeds from our anticipated offering of common stock will be sufficient for our working capital requirements, capital expenditure needs and the servicing of our debt for at least the next twelve months. As of March 31, 2000, our available unused line of credit was $21.0 million after consideration of the letter of credit.

Market Risk

     We are exposed to market risk related to changes in interest rates and, to an immaterial extent, to foreign currency exchange rates. Some of the our debt is at fixed rates of interest or at a variable rate with an interest rate swap agreement which effectively converts the variable rate debt into a fixed rate of debt. Our debt which is subject to a floating rate of interest and is not hedged by an interest rate swap amounts to approximately $17.3 million at March 31, 2000. If market interest rates increase by 10 percent from levels at March 31, 2000, the effect on our net income would be a reduction of approximately $70,000 per year.

Forward-Looking Statements

     All statements other than statements of historical fact included in this Report on Form 10-Q, including without limitation statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding our financial position, business strategy and plans and objectives of our management for future operations, are forward-looking statements. When used in this Report on Form 10-Q, words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. Actual results could differ materially from those contemplated by the forward-looking statements, as a result of certain factors, including but not limited to competitive factors and pricing pressures, changes in legal and regulatory requirements, technological change or difficulties, product development risks, commercialization difficulties and general economic conditions. Such statements reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our financial condition, results of operations, growth strategy and liquidity.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        None

Item 2. Changes in Securities

        None

Item 3. Defaults upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

     On March 21, 2000, our common stock commenced trading on the Nasdaq Stock Market under the symbol ARXX.

     On April 6, 2000, we filed a registration statement on Form S-3 with the Securities and Exchange Commission covering the sale by us of 2,500,000 shares of common stock.

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

                                        AEROFLEX INCORPORATED
                                             (REGISTRANT)

May 9, 2000                             By:  /s/ Michael Gorin
                                             Michael Gorin
                                             President, Chief Financial Officer
                                             and Principal Accounting Officer