Form 10-K
period 2000-06-30
AEROFLEX INC
filed 2000-09-28
CIK 2601

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2000
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

                          Commission File No. 000-02324
                                              ---------

                              Aeroflex Incorporated
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                              11-1974412
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

35 South Service Road, Plainview, New York                         11803
(Address of Principal Executive Offices)                        (Zip Code)

Registrant's telephone number, including area code:           (516) 694-6700

           Securities registered pursuant to Section 12(b) of the Act:

                                            Name of Each Exchange on
          Title of Class                        Which Registered
          --------------                    ------------------------
               None

Securities registered pursuant
to Section 12(g) of the Act:              Common Stock, $.10 par value
                                          ----------------------------
                                               (Title of Class)

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

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. (The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing). As of September 18, 2000 - approximately $1,227,782,000.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date (applicable only to corporate registrants). Common Stock, par value $.10 per share; outstanding as of September 18, 2000 - 28,159,174 (excluding 2,194 shares held in treasury).

     Documents incorporated by reference: Part III - Registrant's definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Act of 1934.

ITEM ONE - BUSINESS

Overview

We use our advanced design, engineering and manufacturing abilities to produce microelectronic, integrated circuit, interconnect and testing solutions. Our products are used in the fiber optic, broadband cable, wireless and satellite communications markets. We also design and manufacture motion control systems and shock and vibration isolation systems which are used for commercial, industrial and defense applications.

Our operations are grouped into three segments:

     --   Microelectronics
     --   Test, Measurement and Other Electronics
     --   Isolator Products

These segments, their products and the markets they serve are described below.

Microelectronics

The table below lists some of our products.

   Market           Substrates              Assemblies/Modules      Integrated Circuits
   ------           ----------              ------------------      --------------------
Fiber Optics    Laser Diodes               Application Specific
(including      PIN Pre-Amplifiers         Carrier Assemblies
Cable)          Transimpedance             APD Receiver
                 Amplifiers                Sub-Assemblies
                Pre-Amplifiers             Clock Recovery
                Post-Amplifiers            Synthesizers
                Lithium Niobate            Laser Diode Assemblies
                 Terminations              Transmitter Assemblies
                Mach-Zender Modulators     Modulator Assemblies
                Clock Recovery
                PIN Receivers
                APD Receivers
                1 Ghz Pre- and Post-
                 Amplifiers
                Trunk Amplifiers
                Line Extenders
                Power Doublers

Wireless        Receivers                  Memory Modules           Application Specific
(including      Handset Diplexers          Multiplexers              Integrated Circuits
Satellite)      Handset Triplexers         Data Communication       Controllers
                S, L, Ka, Ku Band           Modules                 Memories
                 Transmit and Receive      Micro Controllers        LVDS Interconnects
                 Modules                   DC to DC Converters      Programmable Logic
                Amplifiers                 Voltages Regulators
                Filters                    IF Switches

Thin Film Circuits and Interconnects

We design, develop, manufacture and market advanced integrated fiber optic and wireless interconnect products based on thin film manufacturing technology. Primary product requirements for this advanced technology include the following attributes:

--   miniaturization;
--   ease of assembly;
--   improved thermal management;
--   reduced power consumption; and
--   critical component (laser) alignment.

Due to the unique dimensional, thermal and electrical capabilities of our PIMIC interconnect technology, our products have become an essential component in:

--   fiber optic transmitters, receivers and amplifiers;
--   cable trunk amplifiers, line extenders,  pre-amplifiers and power doublers;
     and
--   point-to-point and point-to-multipoint microwave radios.

Thin film interconnect technology allows fiber optic module manufacturers, such as Nortel Networks, Lucent Technologies and JDS Uniphase, to achieve maximum performance with a low cost of ownership and a high level of quality. Exacting laser, optical lens and diode placement requirements, coupled with stringent thermal management needs, make our advanced optical interconnect technology a market leading choice among the major fiber optic module manufacturers. Continued migration from 2.5 gigabit, or Gbit, transmission rates to 10 Gbit and 40 Gbit transmission rates results in increased output power levels and operating frequencies, further driving the need for our advanced optical interconnect technology.

Our products also play an increasingly important role in the development and expansion of the broadband cable and HFC architecture. Applications in trunk amplifiers, line extenders, pre- amplifiers, post-amplifiers and power doublers has enabled greater bandwidth, improved loss characteristics and increased channel capability at the systems level. Additionally, in the wireless marketplace, the advance of dual and tri-mode handsets has resulted in our design of a series of miniaturized diplexers and triplexers for these communications devices.

Microelectronic Modules

We design, develop and manufacture sub-assemblies and modules for fiber optic networks. These products primarily support the 10 to 40 Gbit fiber optic networks. Our manufacturing equipment, methods and processes are designed to maintain the critical tolerances required for fiber optic components and high Gigahertz RF and microwave signals. Our manufacturing methods are designed to use automatic placement equipment and batch processing for maximum cost efficiency and reliability.

We are one of the world's leading manufacturers of space hybrid microcircuits. We hold several prime space contractor certifications. We offer numerous application specific multi-function modules and hybrid designs that are highly reliable, small and lightweight; attributes that are significant for space components.

Silicon Integrated Circuits

We have been a designer and supplier of silicon integrated circuits for almost 20 years. Our products include both custom and standard integrated circuits such as databuses, transceivers, microcontrollers, microprocessors and memories. Many of these circuits are radiation tolerant for satellite and space applications. Our products are on over 100 aerospace platforms. Our standard and semicustom circuits are available in the latest 0.6 and 0.25 micron silicon wafer technologies.

The standard circuits include the primary processor, memory and databus functionality, and the semi-custom gate arrays are available with up to three million usable gates. These gate arrays are available in both radiation tolerant and non-radiation tolerant technologies and have been used frequently to replace field programmable gate array implementations. We have pioneered the use of commercial foundries to product radiation tolerant components, known as Commercial RadHard, for the commercial space marketplace.

Our subsidiary, Aeroflex UTMC has developed a Content Addressable Memory (CAM) Engine, the UTCAM-Engine , which is beneficial for network and internet address processing, image processing, pattern recognition, artificial intelligence learning systems and database applications. The UTCAM-Engine is based on 0.35 m technology, runs at 100 MHz and delivers association matches in as little as 70ns when using fast SRAM.

The Aeroflex UTMC Circuit Card Assembly capability consists of full assembly, test and coat in a high mix/low-to-medium volume operation. UTMC's processes and test capabilities provide for state-of-the-art manufacturing. UTMC's SpaceCard combines best commercial practices of the circuit card assembly with UTMC's radiation-hardened integrated circuits to provide CCA solutions for the commercial space industry. UTMC's CCA operation also assembles the UT131 Embedded Controller Card, a UTMC Standard Product Card. The UT131 ECC is ideal for space applications.

Test, Measurement and Other Electronics

Instrumentation

Our high-speed test equipment provides product enhancements to communications systems manufacturers. Our line of frequency synthesizers offers the best combination of high-speed and low phase noise available, covering all communications frequencies. Our FS1000 is a microwave frequency synthesizer that has been developed to support the requirements of mixed signal test systems used in the semiconductor market. Our test systems are designed to dramatically reduce test time for radio frequency semiconductors which allows end users to increase throughput without increasing costs. These benefits are derived from a design architecture that yields superior phase noise and switching speed performance - technology for which we believe we are well-known in the industry.

Our test system products allow communication manufacturers to test communication satellite payloads and transmit/receive modules faster and more economically than ever before. Our digital signal processing equipment and proprietary software algorithms allow users to simultaneously measure multiple functions, eliminating the need for individual instruments. These testers are based on our proprietary software, firmware, frequency conversion and high- speed data acquisition technologies and allow for higher throughputs and increased flexibility.

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

Isolator Products

We design, develop, manufacture and sell shock and vibration isolation systems. These devices include rubber, spring and steel wire rope shock and vibration and noise control devices. Purchasers of isolators are manufacturers or users of equipment sensitive to shock and vibration who need to reduce shock/vibration to levels compatible with equipment fragility to extend the useful life of their equipment. There are multiple markets for isolation systems including commercial, industrial and defense.

Customers

We have hundreds of customers in the communications, satellite, aerospace/defense, transportation and construction industries. Except for Teradyne (11.0%) and Lockheed Martin (10.5%) in fiscal 2000, Lockheed Martin (12.2%) and Lucent Technologies (11.4%) in fiscal 1999 and Lucent Technologies (15.5%) in fiscal 1998, no one customer accounted for more than 10% of our net sales.

Marketing and Distribution

We use a team-based sales approach to assist our personnel to closely manage relationships at multiple levels of the customer's organization, including management, engineering and purchasing personnel. Our integrated sales approach involves a team consisting of a senior executive, a business development specialist and members of our engineering department. Our use of experienced engineering personnel as part of the sales effort enables close technical collaboration with our customers during the design and qualification phase of new communications equipment. We believe that this is critical to the integration of our product into our customers' equipment. Some of our executive officers are also involved in all aspects of our relationships with our major customers and work closely with their senior management. We also use manufacturers' representatives and independent sales representatives as needed.

Research and Development

Our research and development efforts primarily involve engineering and design relating to:

     --   developing new products
     --   improving existing products

     --   adapting such products to new applications
     --   developing prototype components to bid on specific programs

Certain product development and similar costs are recoverable under contractual arrangements and those that are not recoverable are expensed in the year incurred. The costs of our self-funded research activities were approximately $11.0 million for fiscal 2000, $9.6 million for fiscal 1999 and $5.2 million for fiscal 1998. The increases are primarily attributable to our development of a low-cost, high-speed, high-performance frequency synthesizer intended for commercial communication test systems as well as, for fiscal 2000 and 1999, the addition of the expenses of Aeroflex UTMC Microelectronic Systems. Also, in connection with our acquisition of UTMC Microelectronic Systems in February 1999, we allocated $3.5 million of the purchase price to incomplete research and development projects. Since the research and development projects had not reached technological feasibility, $3.5 million was charged to expense in fiscal 1999 in addition to the $9.6 million, in accordance with generally accepted accounting principles.

Backlog

We include in backlog firm purchase orders or contracts providing for delivery of products and services. At June 30, 2000, our order backlog was approximately $119.3 million, approximately 89% of which was scheduled to be delivered on or before June 30, 2001. Approximately 76% of this backlog represents commercial contracts and approximately 24% of this backlog represents defense contracts. Generally, government contracts are cancelable with payment to us of amounts which we have spent under the contract together with a reasonable profit, if any, while commercial contracts are not cancelable.

At June 30, 1999, our backlog of orders was approximately $93.8 million. Approximately 85% of this backlog was scheduled to be delivered before June 30, 2000. Approximately 42% of this backlog represented orders for military or national defense purposes.

Competition

In all phases of our operations, we compete in both performance and price. In the manufacture of microelectronics, we believe our primary competitors are NTK, Texas Instruments, ILC/Data Devices Corp., Lockheed Martin, Honeywell International and Kyocera International. In the manufacture of instrument products, we believe our primary competitors are Agilent Technolgies and Rhode & Schwartz. In the manufacture of isolators, we believe our primary competitor is Barry Controls, Inc. We also experience significant competition from the in-house capabilities of our current and potential customers. We believe that in all of our operations we compete favorably in the principal competitive areas of:

     --   technology
     --   performance
     --   reliability
     --   quality
     --   customer service
     --   price

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

Government Sales

Approximately 32% of our sales for fiscal 2000 and 41% of our sales for fiscal 1999 were to agencies of the United States Government or to prime defense contractors or subcontractors of the United States Government. Our overall dependence on the military has been declining due to a focusing of resources towards developing standard products for commercial markets. Our defense contracts have been awarded either on a bid basis or after negotiation. The contracts are primarily fixed price contracts, though we also have or had defense contracts providing for cost plus fixed fee. Our defense contracts contain customary provisions for termination at the convenience of the government without cause. In the event of such termination, we are generally entitled to reimbursement for our costs and to receive a reasonable profit, if any, on the work done prior to termination. Revenues and costs on government contracts are recognized based upon shipments or billings.

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

Manufacturing

We assemble, test, package and ship products at our manufacturing facilities located in:

     --   Colorado Springs, Colorado,
     --   Boca Raton, Florida,
     --   Bloomingdale, New Jersey,
     --   Farmingdale, New York,
     --   Pearl River, New York,
     --   Plainview, New York,
     --   Powell, Ohio,
     --   Richardson, Texas and
     --   Elancourt, France

We have been manufacturing products for defense programs for many years in compliance with stringent military specifications. Our microelectronic module manufacturing is certified to the status of Class "K," which means qualified for space. We believe we have brought to the commercial market the manufacturing quality and discipline we have demonstrated in the defense market. For example, our Plainview and Farmingdale manufacturing plants are ISO- 9001 certified, as well as certified to the more stringent Boeing D1-9000 standard, and our
Colorado Springs plant is ISO-9000 certified and is a QML (Qualified Manufacturers List) supplier at V, Q and T levels.

Historically, our volume production requirements for the defense market did not justify our widespread implementation of highly automated manufacturing processes. Over the last several years, we have expanded our use of high-volume manufacturing techniques for product assembly and testing. We believe that we have the manufacturing capacity required to meet the growing demand for our products.

The principal materials we use to manufacture and assemble our products are:

     --   ceramic,
     --   magnetic materials,
     --   gold,
     --   steel,
     --   aluminum,
     --   rubber,
     --   iron and
     --   copper.

Many of the component parts we use in our products are also purchased, including:

     --    semiconductors,
     --    transformers and
     --    amplifiers.

Although we have several sole source arrangements, all the materials and components we use, including those purchased from a sole source, are readily available and are or can be purchased from time to time in the open market. We have no long-term commitments for their purchase. No supplier provides more than 10% of our raw materials.

Patents and Trademarks

We own several patents, patent licenses and trademarks. In order to protect our intellectual property rights, we rely on a combination of trade secret, copyright, patent and trademark laws and employee and third-party nondisclosure agreements. We also limit access to and distribution of our proprietary information. While we believe that in the aggregate our patents and trademarks are important to our operations, we do not believe that one or any group of them is so important that its termination could materially affect us.

Employees

As of June 30, 2000, we had approximately 1,180 employees, of whom 630 were employed in a manufacturing capacity, and 550 were employed in engineering, sales, administrative or clerical positions. Approximately 240 of our employees are covered by two collective bargaining agreements. We believe that our employee relations are satisfactory.

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

Financial Information About Industry Segments

The sales and operating profits of each industry segment and the identifiable assets attributable to each industry segment for each of the three years in the period ended June 30, 2000 are set forth in Note 15 of Notes to Consolidated Financial Statements.

ITEM TWO - PROPERTIES

Our executive offices and the manufacturing facilities of Aeroflex Laboratories Incorporated, one of our subsidiaries, are an aggregate of approximately 69,000 square feet and are located in premises which we own in Plainview, Long Island, New York.

Aeroflex Laboratories Incorporated also leases manufacturing facilities in Farmingdale, Long Island, New York of approximately 20,000 square feet and Boca Raton, Florida of approximately 11,000 square feet. The annual rental of these properties is approximately $151,000 for Farmingdale and $147,000 for Boca Raton.

Our subsidiary, Aeroflex MIC Technology Corporation, owns its manufacturing facility in Pearl River, New York consisting of approximately 63,000 square feet. MIC leases a manufacturing facility of approximately 29,000 square feet in Richardson, Texas with an annual rent of approximately $182,000.

Our subsidiary, Vibration Mountings and Controls, Inc., conducts manufacturing operations at a plant located in Bloomingdale, New Jersey. The plant, which we own, is approximately 72,000 square feet.

Our subsidiary, Aeroflex Lintek Corp., occupies approximately 20,000 square feet of space in Powell, Ohio, with an annual rental of approximately $214,000.

Our  subsidiary,   Aeroflex  UTMC   Microelectronic   Systems,   Inc.,  conducts
manufacturing operations at a plant located in Colorado Springs, Colorado. The plant, which we own, is approximately 102,000 square feet.

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

ITEM FOUR - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

                ITEM FIVE-MARKET FOR THE COMPANY'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS
                ------------------------------------------------

  (a) Our common stock trades on the Nasdaq National Market under the symbol "ARXX". Prior to March 21, 2000, our common stock was traded on the New York Stock Exchange under the symbol "ARX". The following table sets forth, for the calendar periods indicated, the high and low closing sales prices of our common stock as reported by the Nasdaq National Market since March 21, 2000 and, prior to March 21, 2000, the high and low closing sales prices of our common stock as reported by the New York Stock Exchange. The prices have been adjusted to reflect a five-for-four stock split that was payable July 7, 2000.

                                                       Common Stock
                                                       ------------
                                                   High              Low
                                                   ----              ---


1998
----
First Quarter................................    $ 11.70           $  6.30
Second Quarter...............................      11.45              6.80
Third Quarter................................       9.25              5.35
Fourth Quarter...............................      12.10              6.00

1999
----
First Quarter................................      14.70              9.65
Second Quarter...............................      15.80             10.40
Third Quarter................................      17.25              9.75
Fourth Quarter...............................      10.85              4.45

2000
----
First Quarter................................      56.00              7.75
Second Quarter...............................      39.75             20.80
Third Quarter (through September 18, 2000)...      45.00             25.69

  (b) As of September 18, 2000, there were approximately 750 record holders of our common stock.

  (c) We have never declared or paid any cash dividends on our common stock. There have been no stock dividends declared or paid on our common stock during the past three years except for a five-for-four stock split, which was payable on July 7, 2000 to record holders as of June 26, 2000. We currently intend to retain any future earnings for use in the operation and development of our business as well as for acquisitions and, therefore, do not intend to declare or pay any cash dividends on our common stock in the foreseeable future. In addition, our revolving credit, term loan and mortgage agreement, as amended, prohibits us from paying cash dividends.

ITEM SIX - SELECTED FINANCIAL DATA (Unaudited)

(In thousands, except percentages, footnotes and per share data)


                                                        Years ended June 30,
                                  ----------------------------------------------------------------
                                    2000         1999         1998         1997         1996
                                  ----------------------------------------------------------------
Earnings Statement Data
-----------------------
  Net Sales...................... $185,924     $157,104     $118,861     $ 94,299     $ 74,367
  Net Income (Loss)..............   14,400        9,757(1)     8,406        4,420      (17,420)(2)(3)
  Net Income (Loss) Per Common
    Share
      Basic......................     .60         .44(1)       .45          .28        (1.16)(2)(3)
      Diluted....................     .57         .41(1)       .41          .27              (4)
  Weighted Average Number of
    Common Shares Outstanding
      Basic......................   23,819       22,230       18,503       15,557       14,963
      Diluted....................   25,462       23,910       20,658       18,275             (4)



                                                               June 30,
                                  ----------------------------------------------------------------
                                    2000         1999         1998         1997         1996
                                  ----------------------------------------------------------------
Balance Sheet Data
------------------
  Working Capital................ $133,904     $ 50,366     $ 53,965     $ 25,872     $ 25,300
  Total Assets...................  248,707      165,216      124,101       81,047       81,169
  Long-term Debt
    (including current portion)..   14,549       31,117       11,481       28,916       34,577
  Stockholders' Equity...........  201,932      102,093       87,036       35,040       30,472
Other Statistics
  After Tax Profit Margin (Loss)..   7.7%         6.2%(1)      7.1%         4.7%         (23.4)%(2)(3)
  Return on Average Stockholders'
    Equity.......................    9.5%        10.3%(1)     13.8%        13.5%         (45.4)%(2)(3)
  Stockholders' Equity
    Per Share (5)                 $  7.26      $  4.43      $  4.01      $  2.24      $  1.99

(1) Includes $3.5 million ($.14 per diluted share and $.16 basic) for the write-off of in-process research and development acquired in connection with the purchase of UTMC Microelectronic Systems, Inc. in February 1999.
(2) Includes $23.2 million ($1.55 per share) for the write-off of in-process research and development acquired in connection with the purchase of MIC Technology Corporation in March 1996.
(3) Includes a $437,000, net of tax, gain ($.03 per share) on the sale of securities.
(4) As a result of the loss, all options, warrants and convertible debentures are anti-dilutive.
(5) Calculated by dividing stockholders' equity, at the end of the year, by the number of shares outstanding at the end of the year.

Note:All  share  and  per  share   amounts  have  been  restated  to  reflect  a
     five-for-four stock split.

ITEM SEVEN - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             ---------------------------------------------
Overview

     We use our advanced design, engineering and manufacturing abilities to produce microelectronic, integrated circuit, interconnect and testing solutions. Our products are used in the fiber optic, broadband cable, wireless and satellite communications markets. We also design and manufacture motion control systems and shock and vibration isolation systems which are used for commercial, industrial and defense applications. Our operations are grouped into three segments:

     --   microelectronics
     --   test, measurement and other electronics
     --   isolator products

     Our  consolidated  financial  statements  include the  accounts of Aeroflex
Incorporated  and  all  of  our  subsidiaries.   All  of  our  subsidiaries  are
wholly-owned except for Europtest, S.A., of which we own 93.4%.

     Our microelectronics segment has been designing, manufacturing and selling state-of-the-art microelectronics for the electronics industry since 1974. In January 1994, we acquired substantially all of the net operating assets of the microelectronics division of Marconi Circuit Technology Corporation, which manufactures a wide variety of microelectronic assemblies. In March 1996, we acquired MIC Technology Corporation which designs, develops, manufactures and markets microelectronics products in the form of passive thin film circuits and interconnects. Effective July 1, 1997, MIC Technology acquired certain equipment, inventory, licenses for technology and patents of two of Lucent Technologies' telecommunications component units - multi-chip modules and film integrated circuits. These units manufacture microelectronic modules and interconnect products. In February 1999, we acquired all of the outstanding stock of UTMC Microelectronic Systems, Inc., consisting of UTMC's integrated circuit business.

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

     -- Lintek, a leader in high speed instrumentation antenna measurement systems, radar systems and satellite test systems, which we acquired in January 1995.

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

     -- Our motion control products division has been engaged in the development and manufacture of electro-optical scanning devices used in infra-red night vision systems since 1975. Additionally, it is engaged in the design, development and production of stabilization tracking devices and systems and magnetic motors used in satellites and other high reliability applications.

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

     Our revenue is based upon shipments or billings. We record costs on our long-term contracts using percentage-of-completion accounting. Under percentage-of-completion accounting, costs are recognized on revenues in the same relation that total estimated manufacturing costs bear to total contract value. Estimated costs at completion are based upon engineering and production estimates. Provisions for estimated losses or revisions in estimated profits on contracts-in-process are recorded in the period in which such losses or revisions are first determined.

     Approximately 32% of our sales for fiscal 2000, 41% of our sales for fiscal 1999 and 42% of our sales for fiscal 1998 were to agencies of the United States Government or to prime defense contractors or subcontractors of the United States Government. Our overall dependence on the military has been declining due to a focusing of resources towards developing standard products for the commercial markets. Our government contracts have been awarded either on a bid basis or after negotiation. Our government contracts are primarily fixed price contracts, although we also have or had government contracts providing for cost plus fixed fee. Our defense contracts have customary provisions for termination at the convenience of the government without cause. In the event of such termination, we are entitled to reimbursement for our costs and to receive a reasonable profit, if any, on the work done prior to termination.

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

     Our product development efforts primarily involve engineering and design relating to:

     --   developing new products
     --   improving existing products
     --   adapting existing products to new applications
     --   developing prototype components to bid on specific programs

Some of our development efforts are reimbursed under contractual arrangements. Product development and similar costs which we cannot recover under contractual arrangements are expensed in the period incurred.

Statement of Operations

     The following table sets forth our net sales and operating income by business segment for the periods indicated. The special charge represents a $3.5 million charge for the write-off of in-process research and development acquired in connection with the purchase of UTMC Microelectronic Systems in February 1999.

                                   Years Ended June 30,
                            ---------------------------------
                              2000        1999         1998
                              ----        ----         ----
                                     (In thousands)
Net Sales:
  Microelectronics          $110,253     $ 96,846    $ 74,263
  Test, Measurement
    and Other Electronics     55,918       41,515      25,685
  Isolator Products           19,753       18,743      18,913
                            --------     --------    --------
    Net Sales               $185,924     $157,104    $118,861
                            ========     ========    ========
Operating Income:
  Microelectronics          $ 22,734     $ 20,104    $ 14,147
  Test, Measurement
    and Other Electronics      2,333        3,134         996
  Isolator Products            2,692        2,108       3,063
  General Corporate
    Expenses                  (5,397)      (4,262)     (3,348)
                            --------     --------    --------
                              22,362       21,084      14,858
  Special Charge                -          (3,500)       -
                            --------     --------    --------
    Operating Income        $ 22,362     $ 17,584    $ 14,858
                            ========     ========    ========

     The following table sets forth certain items from our statement of earnings as a percentage of net sales for the periods indicated. The special charge represents a $3.5 million charge for the write-off of in- process research and development acquired in connection with the purchase of UTMC Microelectronic Systems in February 1999.

                                     Years Ended June 30,
                                 ----------------------------
                                  2000       1999      1998
                                  ----       ----      ----
Net Sales                        100.0%     100.0%     100.0%

Cost of Sales                     63.8       62.8       65.0
                                 ------     ------     ------
Gross Profit                      36.2       37.2       35.0
                                 ------     ------     ------
Operating Expenses:
  Selling, General and
    Administrative Costs          18.3       17.7       18.1
  Research and Development Costs   5.9        6.1        4.4
  Special Charge                    -         2.2         -
                                 ------     ------     ------
      Total Operating Expenses    24.2       26.0       22.5
                                 ------     ------     ------
Operating Income                  12.0       11.2       12.5

Other Expense, Net                 0.9        0.4        1.4
                                 ------     ------     ------
Income Before Income Taxes        11.1       10.8       11.1
Provision For Income Taxes         3.4        4.6        4.0
                                 ------     ------     ------
Net Income                         7.7%       6.2%       7.1%
                                 ======     ======     ======

Fiscal Year Ended June 30, 2000 Compared to Fiscal Year Ended June 30, 1999

     Net Sales. Net sales increased 18.3% to $185.9 million in fiscal 2000 from $157.1 million in fiscal 1999. Net sales in our microelectronics segment increased 13.8% to $110.3 million in fiscal 2000 from $96.8 million in fiscal 1999 due to the acquisition of UTMC Microelectronic Systems in 1999 partially offset by reductions in sales in microelectronic modules due to temporary slowdowns in the satellite market. Net sales in our test, measurement and other electronics segment increased 34.7% to $55.9 million in fiscal 2000 from $41.5 million in fiscal 1999 primarily due to increased sales volume in frequency synthesizers (primarily shipments of the FS-1000 for use in commercial communications test systems). Net sales in our isolator products segment increased 5.4% to $19.8 million in fiscal 2000 from $18.7 million in fiscal 1999.

     Gross Profit. Cost of sales includes materials, direct labor and overhead expenses such as engineering labor, fringe benefits, allocable occupancy costs, depreciation and manufacturing supplies. Gross profit increased 15.3% to $67.4 million in fiscal 2000 from $58.5 million in fiscal 1999. Gross margin decreased to 36.2% in fiscal 2000 from 37.2% in fiscal 1999. This increase in gross profit was primarily as a result of increased sales. The decrease in gross margin was due primarily to low margins in both the satellite test system development program and the start up of the FS-1000, a low-cost, high speed, high performance frequency synthesizer.

     Selling, General and Administrative Costs. Selling, general and administrative costs include office and management salaries, fringe benefits and commissions. Selling, general and administrative costs increased 22.6% to $34.0 million (18.3% of net sales) in fiscal 2000 from $27.8 million (17.7% of net sales) in fiscal 1999. The increase was primarily due to labor related expenses, including salaries for additional personnel, in connection with our growth and the addition of the expenses of UTMC Microelectronic Systems.

     Research and Development Costs. Research and development costs include material, engineering labor and allocated overhead. Our self-funded research and development costs increased 14.2% to $11.0 million (5.9% of net sales) in fiscal 2000 from $9.6 million (6.1% of net sales) in fiscal 1999. This increase was primarily attributable to the additional costs of UTMC Microelectronic Systems, partially offset by reduced costs, relative to the prior year, related to the development of the FS- 1000, a low-cost, high speed, high performance frequency synthesizer intended for commercial communication test systems, which was completed in early fiscal 2000.

     Other Expense (Income). Interest expense increased to $2.3 million in fiscal 2000 from $1.5 million in fiscal 1999, primarily due to higher average levels of borrowings throughout most of the current year. Other income of $554,000 for the year ended June 30, 2000 consists primarily of $650,000 of interest income, $193,000 gain on the sale of securities and a $300,000 expense for the settlement of a lawsuit. Other income of $777,000 for the year ended June 30, 1999 consists primarily of interest income. Interest income decreased due to lower average levels of cash and cash equivalents throughout most of the current year. The increased average levels of borrowings and the decreased average levels of cash and cash equivalents resulted from the acquisition of UTMC Microelectronic Systems in February 1999. In connection with this acquisition, we used most of our cash and cash equivalents and increased our borrowings by $20.0 million.

     Provision for Income Taxes. Income taxes were $7.2 million (an effective income tax rate of 35.0%), excluding a $1.0 million benefit from the utilization of a capital loss carryforward, in fiscal 2000, and $7.2 million (an effective income tax rate of 35.0%, exclusive of the special charge) in fiscal 1999. The income tax provisions for the years ended June 30, 2000 and 1999 were different from the amounts computed by applying the U.S. Federal income tax rate to income before income taxes primarily due to state and local income taxes and research and development credits, and for the year ended June 30, 2000, the $1.0 million benefit from the utilization of a capital loss carryforward and for the year ended June 30, 1999, due to the non-deductibility of the $3.5 million special charge.

Fiscal Year Ended June 30, 1999 Compared to Fiscal Year Ended June 30, 1998

     Net Sales. Net sales increased 32.2% to $157.1 million in fiscal 1999 from $118.9 million in fiscal 1998. Net sales in our microelectronics segment increased 30.4% to $96.8 million in fiscal 1999 from $74.3 million in fiscal 1998 due to increased sales volume in both thin film interconnects and microelectronic modules and due to the acquisition of UTMC Microelectronic Systems at the end of February 1999. Net sales in our test, measurement and other electronics segment increased 61.6% to $41.5 million in fiscal 1999 from $25.7 million in fiscal 1998 primarily due to increased sales volume in both frequency synthesizers (including shipments under the new Navy CASS program) and high speed automatic test systems (primarily satellite payload test equipment for Hughes Space and Communications) and due to the acquisition of Europtest in September 1998 offset in part by decreased sales volume of stabilization and tracking devices. Net sales in our isolator products segment were $18.7 million in fiscal 1999 and $18.9 million in fiscal 1998.

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

     Selling, General and Administrative Costs. Selling, general and administrative costs increased 28.9% to $27.8 million (17.7% of net sales) in fiscal 1999 from $21.5 million (18.1% of net sales) in fiscal 1998. The increase was primarily due to labor related costs, including salaries for additional personnel, in connection with our growth and the addition of the expenses of UTMC Microelectronic Systems.

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

     Other Expense (Income). Interest expense decreased to $1.5 million in fiscal 1999 from $2.0 million in fiscal 1998, primarily due to reduced levels of borrowings throughout most of the current period. Other income of $777,000 in fiscal 1999 and $309,000 in fiscal 1998 consisted primarily of interest income. Interest income increased due to increased levels of cash and cash equivalents throughout most of fiscal 1999. The reduced levels of borrowings and the increased levels of cash and cash equivalents resulted from the net proceeds of $31.3 million from stock issued in our public offering completed in March 1998. In connection with our acquisition of UTMC Microelectronic Systems at the end of February 1999, we used most of our cash and cash equivalents and increased our borrowings by $20.0 million.

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

Market Risk

     We are exposed to market risk related to changes in interest rates and, to an immaterial extent, to foreign currency exchange rates. Most of our debt is at fixed rates of interest or at a variable rate with an interest rate swap agreement which effectively converts the variable rate debt into fixed rate debt. Therefore, if market interest rates increase by 10 percent from levels at June 30, 2000, the effect on our net income would not be material. Most of our invested cash and marketable securities are at variable rates of interest. If market interest rates decrease by 10 percent from levels at June 30, 2000, the effect on our net income would be approximately $270,000.

Seasonality

     Although our business is not affected by seasonality, historically our revenues and earnings increase sequentially from quarter to quarter within a fiscal year, but the first quarter is less than the previous year's fourth quarter.

Recent Accounting Pronouncements

     Effective July 1, 2000, the Company will adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. This statement requires companies to record derivatives on the balance sheet as assets or liabilities at their fair value. In certain circumstances changes in the value of such derivatives may be required to be recorded as gains or losses. The impact of this statement is not expected to have a material effect on the Company's consolidated financial statements.

Liquidity and Capital Resources

     As of June 30, 2000, we had $133.9 million in working capital. Our current ratio was 5.6 to 1 at June 30, 2000. As of February 25, 1999, we replaced a previous agreement with a revised revolving credit, term loan and mortgage agreement with two banks which is secured by substantially all of our assets not otherwise encumbered. The agreement provided for a revolving credit line of $23.0 million, a term loan of $20.0 million and a mortgage on our Plainview property for $4.5 million. The revolving credit loan facility expires in December 2002. The term loan was fully paid in May 2000 with the proceeds from the sale of our Common Stock. The interest rate on borrowings under this agreement is at various rates depending upon certain financial ratios, with the current rate substantially equivalent to 30- day LIBOR (approximately 6.7% at June 30, 2000) plus 1.50% on the revolving credit borrowings. The mortgage is payable in monthly installments of approximately $26,000 through March 2008 and a balloon payment of $1.6 million in April 2008. We have entered into an interest rate swap agreement for the outstanding amount under the mortgage agreement at approximately 7.6% in order to reduce the interest rate risk associated with these borrowings.

     The terms of the agreement require compliance with certain covenants including minimum consolidated tangible net worth and pretax earnings, maintenance of certain financial ratios, limitations on capital expenditures and indebtedness and prohibition of the payment of cash dividends. In connection with the purchase of certain materials for use in manufacturing, we have a letter of credit of $2.0 million.

     In March 1998, we sold 3.2 million shares (adjusted for a five-for-four stock split) of our Common Stock in a public offering for $31.3 million, net of an underwriting discount of $2.0 million and issuance costs of $496,000. Of these net proceeds, $9.6 million was used to repay bank indebtedness. The balance of the net proceeds was used primarily for our purchase of UTMC Microelectronic Systems in February 1999.

     Effective September 1, 1998, we acquired 90% of the stock of Europtest, S.A. (France) for approximately $1.1 million. The purchase agreement also requires that we purchase the remaining 10% of Europtest pro rata over a three-year period at prices determined based upon net sales of Europtest products. In October, 1999, we purchased an additional 3.4% of Europtest's stock for approximately $54,000. Europtest develops and sells specialized software-driven test equipment used primarily in cellular, satellite and other communications applications. The acquired company's net sales were approximately $1.9 million for the year ended March 31, 1998.

     In December 1998, we financed the acquisition and renovation of the land and building of our Pearl River, NY facility and received proceeds amounting to $4.2 million. The debt requires a balloon payment of $4.0 million in 2019.

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

     In May 2000, we sold 3.1 million shares (adjusted for a five-for-four stock split) of its Common Stock in a public offering for $68.5 million, net of an underwriting discount of $3.5 million and issuance costs of $500,000. Of these net proceeds, $13.0 million was used to repay the term loan. The balance of the net proceeds is invested in short-term marketable securities and is intended to ultimately be used for additional working capital, including research and development, and expansion of our facilities, and for general corporate purposes, including possible acquisitions of technologies, product lines or businesses.

     In fiscal 2000, our operations provided cash of $14.6 million from our continued profitability, partially offset by an increase in receivables due to our higher sales volume and timing of billings. In fiscal 2000, our investing activities used cash of $17.3 million primarily for the purchase of available-for-sale securities and for capital expenditures. In fiscal 2000, our financing activities provided cash of $54.7 million primarily from the sale of our Common Stock in a public offering for $69.0 million offset, in part, by debt payments of $19.1 million.

     We believe that existing cash, cash equivalents and marketable securities coupled with internally generated funds and available lines of credit will be sufficient for our working capital requirements, capital expenditure needs and the servicing of our debt for at least the next twelve months. At June 30, 2000, our available unused line of credit was $21.0 million after consideration of the letter of credit.

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

     Our backlog of orders was $119.3 million at June 30, 2000 and $93.8 million at June 30, 1999.

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

ITEM NINE - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE
-----------------------------------------------------

  None.


                                    PART III
                                    --------

The information required by Part III is incorporated by reference to our definitive proxy statement in connection with our Annual Meeting of Stockholders scheduled to be held in November 2000. The proxy statement is to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year ended June 30, 2000.

                                     PART IV
                                     -------
ITEM FOURTEEN - EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
             AND REPORTS ON FORM 8-K

     (a) See Index to Financial Statements at beginning of attached financial statements.

     (b)  Reports on Form 8-K:

               None

     (c)  Exhibits

     3.1 Certificate of Incorporation, as amended. (Exhibit 3.1 to Form 10-K for the year ended June 30, 1998).

     3.2 By-Laws, as amended (Exhibit 3 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

     4.1 Fourth Amended and Restated Loan and Security Agreement dated as of February 25, 1999 among the Registrant, certain of its subsidiaries, The Chase Manhattan Bank (as successor to Chemical Bank) and Fleet Bank, N.A. (as successor to NatWest Bank, N.A.) (Exhibit 10.5 to Form 8-K dated February 25, 1999).

     10.1 1989 Non-Qualified Stock Option Plan, as amended (Exhibit 10.8 of Annual Report on Form 10-K for the year ended June 30, 1990).

     10.2 1994 Non-Qualified Stock Option Plan. (Exhibit 10.2 of Annual Report on Form 10-K for the year ended June 30, 1994).

     10.3 1994 Outside Directors Stock Option Plan. (Exhibit 10.3 of Annual Report on Form 10- K for the year ended June 30, 1994).

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

     10.7 Deferred Compensation Agreement between Aeroflex Incorporated and Harvey R. Blau (Exhibit 10.4 to Report on Form 8-K dated May 17,
          1997).

     10.8 Employment Agreement between Aeroflex Incorporated and Carl Caruso (Exhibit 10.5 to Report on Form 8-K dated May 17, 1997).

     10.9 1996 Stock Option Plan (Exhibit A to Definitive Schedule 14A filed September 30, 1996).

     10.10 1998 Stock Option Plan (Exhibit 10 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

     10.11 Common Stock Purchase Agreement made as of February 25, 1999 between the Registrant and UTC acting through its Hamilton Standard Division as the owner of all of the issued and outstanding capital stock of UTMC. (Exhibit 10.1 to Form 8-K dated February 25, 1999).

     10.12 Long Term Agreement made as of February 25, 1999 between UTC and UTMC. (Exhibit 10.2 to Form 8-K dated February 25, 1999).

     10.13 Facilities Lease and Services Agreement made as of February 25, 1999 between UTMC, UTC and HSE. (Exhibit 10.3 to Form 8-K dated February 25, 1999).

     10.14 Assignment and License-Back Agreement made as of February 25, 1999 between UTMC and UTC. (Exhibit 10.4 to Form 8-K dated February 25,
           1999).

     10.15 1999 Stock Option Plan (Exhibit A to Definitive Schedule 14A filed December 3, 1999).

     10.16 2000 Stock Option Plan

     10.17 Amendment No. 1 to Employment Agreement between Aeroflex Incorporated and Harvey R. Blau, effective September 1, 1999.

     10.18 Amendment No. 1 to Employment Agreement between Aeroflex Incorporated and Michael Gorin, effective September 1, 1999.

     10.19 Amendment No. 1 to Employment Agreement between Aeroflex Incorporated and Leonard Borow, effective September 1, 1999.

     22    The following is a list of the Company's subsidiaries:

                                                       State of
               Name                                  Incorporation
               ----                                  -------------
           Aeroflex Amplicomm, Inc.                     Delaware
           Aeroflex Laboratories Incorporated           Delaware
           Aeroflex Lintek Corp.                        Ohio
           Aeroflex MIC Technology Corporation          Texas
           Aeroflex Systems Corp.                       Delaware
           Aeroflex UTMC Microelectronic Systems, Inc.  Delaware
           Europtest, S.A.                              France
           Information Systems and Research, Inc.       Virginia
           Vibration Mountings and Controls, Inc.       New York

     23    Consent of Independent Auditors

     27    Financial Data Schedule

     99    Undertakings

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of September 2000.

                                Aeroflex Incorporated

                                By: /s/ Harvey R. Blau
                                    --------------------------
                                      Harvey R. Blau, Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on September 28th, 2000 by the following persons in the capacities indicated:


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

-------------------------      Director
Paul Abecassis

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

                                AND SUBSIDIARIES



                       FINANCIAL STATEMENTS AND SCHEDULES

                 COMPRISING ITEM 8 OF ANNUAL REPORT ON FORM 10-K

                      TO SECURITIES AND EXCHANGE COMMISSION

                          AS OF JUNE 30, 2000 AND 1999

                                AND FOR THE YEARS

                       ENDED JUNE 30, 2000, 1999 AND 1998

                       FINANCIAL STATEMENTS AND SCHEDULES
                       ----------------------------------


           I  N  D  E  X                                          PAGE
           -------------                                          ----

 ITEM FOURTEEN (a)
 -----------------
1.  FINANCIAL STATEMENTS:

    Independent auditors' report                                  S-1

    Consolidated financial statements:

    Balance sheets - June 30, 2000 and 1999                       S-2-3

    Statements of earnings - each of the three years
       in the period ended June 30, 2000                          S-4

    Statements of stockholders'  equity and  comprehensive
       income - each of the three years in the period ended
       June 30, 2000                                              S-5

    Statements of cash flows - each of the three years
       in the period ended June 30, 2000                          S-6

    Notes (1-15)                                                  S-7-20

    Quarterly financial data (unaudited)                          S-21


2. FINANCIAL STATEMENT SCHEDULES:

    II - Valuation and qualifying accounts                        S-22



All other schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the financial statements or notes thereto.

                          Independent Auditors' Report


The Board of Directors
 and Stockholders
Aeroflex Incorporated


We have audited the accompanying consolidated balance sheets of Aeroflex Incorporated and subsidiaries as of June 30, 2000 and 1999 and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2000. Our audits also included the financial statement schedule listed in the Index at item 14(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aeroflex Incorporated and subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                        /s/ KPMG LLP
                                            KPMG LLP

Melville, New York
August 15, 2000

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                          June 30,
                                                   ---------------------
                            ASSETS                    2000        1999
                                                      ----        ----

Current assets:
  Cash and cash equivalents...................     $ 54,710     $  2,714
  Marketable securities.......................       11,512         -

  Accounts receivable, less allowance for
    doubtful accounts of $509 and $381
    at June 30, 2000 and 1999, respectively...       51,086       39,967

  Inventories, net............................       37,367       32,637

  Deferred income taxes.......................        5,317        5,291

  Prepaid expenses and other current assets...        2,814        2,314
                                                   --------     --------
       Total current assets...................      162,806       82,923

Property, plant and equipment, net............       52,222       50,802

Intangible assets acquired in connection with
  the purchase of businesses, net of
  accumulated amortization of $4,689 and $3,084
  at June 30, 2000 and 1999, respectively.....       12,839       13,777

Cost in  excess  of fair  value of net  assets
  of  businesses  acquired,  net of accumulated
  amortization of $3,800 and $3,161 at June 30,
  2000 and 1999, respectively.................       13,380       14,019
Deferred income taxes.........................        3,093         -
Other assets..................................        4,367        3,695
                                                   --------     --------
  Total assets................................     $248,707     $165,216
                                                   ========     ========

               See notes to consolidated financial statements.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                    (In thousands, except per share amounts)

                                                              June 30,
                                                       --------    --------
    LIABILITIES AND STOCKHOLDERS' EQUITY                 2000        1999
                                                       --------    --------
Current liabilities:
  Current portion of long-term debt..............      $  1,566    $  6,509

  Accounts payable...............................         9,489       8,070

  Accrued expenses and other current
    liabilities..................................        17,847      16,923

  Income taxes payable...........................          -          1,055
                                                       --------    --------
       Total current liabilities.................        28,902      32,557

Long-term debt...................................        12,983      24,608
Deferred income taxes............................          -          3,582
Other long-term liabilities......................         4,890       2,376
                                                       --------    --------
Total liabilities................................        46,775      63,123
                                                       --------    --------
Commitments and contingencies

Stockholders' equity:
  Preferred Stock, par value $.10 per share;
    authorized 1,000 shares:  Series A Junior
    Participating Preferred Stock, par value
    $.10 per share; authorized
    40 shares; none issued.......................          -           -
  Common Stock, par value $.10 per share;
    authorized 40,000 shares; issued 27,835 and
    18,429 at June 30, 2000 and 1999,
    respectively.................................         2,783       1,843
  Additional paid-in capital.....................       190,250     105,720
  Retained earnings (accumulated deficit)........         8,979      (5,421)
                                                       --------    --------
                                                        202,012     102,142
  Less:  Treasury stock, at cost (13 and 6
   shares at June 30, 2000 and 1999,
   respectively).................................            80          49
                                                       --------    --------
Total stockholders' equity.......................       201,932     102,093
                                                       --------    --------
Total liabilities and stockholders' equity.......      $248,707    $165,216
                                                       ========    ========

                 See notes to consolidated financial statements.

                     AEROFLEX INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS

                    (In thousands, except per share amounts)

                                       Years Ended June 30,
                                 --------------------------------
                                   2000        1999       1998
                                   ----        ----       ----

Net sales.....................   $185,924    $157,104    $118,861
Cost of sales.................    118,548      98,645      77,286
                                 --------    --------    --------
  Gross profit................     67,376      58,459      41,575
                                 --------    --------    --------
Operating costs:
  Selling, general and
    administrative costs......     34,034      27,763      21,545
  Research and development
    costs.....................     10,980       9,612       5,172
  Acquired in-process research
    and development (note 2)..       -          3,500        -
      Total operating costs...     45,014      40,875      26,717
                                 --------    --------    --------
Operating income .............     22,362      17,584      14,858
                                 --------    --------    --------
Other expense (income):
  Interest expense............      2,316       1,454       2,011
  Other expense (income)
    (including interest income
    and dividends of $650,
    $781 and $389)............       (554)       (777)       (309)
                                 --------    --------    --------
      Total other expense
       (income)..............       1,762         677       1,702
                                 --------    --------    --------
Income before income taxes....     20,600      16,907      13,156
Provision for income taxes....      6,200       7,150       4,750
                                 --------    --------    --------
Net income ...................   $ 14,400    $  9,757    $  8,406
                                 ========    ========    ========
Net income per common share:
   Basic......................      $0.60       $0.44       $0.45
                                    =====       =====       =====
   Diluted....................      $0.57       $0.41       $0.41
                                    =====       =====       =====
Weighted average number of
 common shares outstanding:
   Basic......................     23,819      22,230      18,503
   Diluted....................     25,462      23,910      20,658

                 See notes to consolidated financial statements.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                    Years Ended June 30, 2000, 1999 and 1998
                                 (In thousands)

                                                                                     Retained
                                                                       Additional    Earnings
                                                       Common Stock      Paid-in   (Accumulated     Treasury Stock     Comprehensive
                                        Total      Shares   Par Value    Capital      Deficit)      Shares     Cost       Income
                                      ---------    ------   ---------  ----------   -----------     ------     ----    -------------
Balance, July 1, 1997................ $  35,040     12,658    $ 1,266   $  58,110    $ (23,584)       169     $  (752)
Stock issued in public offering......    31,285      2,597        260      31,025         -          -           -
Stock issued upon exercise
  of stock options and warrants......     2,923        349         35       2,141         -          (168)        747
Stock issued upon conversion
  of debentures......................     9,382      1,774        177       9,205         -          -           -
Net income...........................     8,406       -          -           -           8,406       -           -         $   8,406
                                      ---------     ------    -------   ---------    ---------       ----     -------      ---------
Balance, June 30, 1998...............    87,036     17,378      1,738     100,481      (15,178)         1          (5)     $   8,406
Stock issued upon exercise                                                                                                 =========
  of stock options and warrants......     4,967      1,051        105       4,563         -           (34)        299
Purchase of treasury stock...........      (343)      -          -           -            -            39        (343)
Deferred compensation................       676       -          -            676         -          -           -
Net income...........................     9,757       -          -           -           9,757       -           -         $   9,757
                                      ---------     ------    -------   ---------    ---------       ----     -------      ---------
Balance, June 30, 1999...............   102,093     18,429      1,843     105,720       (5,421)         6         (49)     $   9,757
                                                                                                                           =========
Stock issued in public offering......    68,500      2,500        250      68,250         -          -           -
Stock issued upon exercise of
  stock options and warrants.........    18,457      1,339        133      16,365         -          (296)      1,959
Purchase of treasury stock...........    (1,990)      -          -           -            -           300      (1,990)
Deferred compensation................       401       -          -            401         -          -           -
Five-for-four stock split............       (11)     5,567        557        (568)        -             3        -
Unrealized gain on marketable
  securities.........................        82       -          -             82         -          -           -         $      82
Net income...........................    14,400       -          -           -          14,400       -           -            14,400
                                      ---------     ------    -------   ---------    ---------       ----     -------      ---------
Balance, June 30, 2000............... $ 201,932     27,835   $  2,783   $ 190,250    $   8,979         13     $   (80)     $  14,482
                                      =========     ======   ========   =========    =========       ====     =======      =========

                 See notes to consolidated financial statements.

                                       S-5

                     AEROFLEX INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                      Years Ended June 30,
                                                --------------------------------
                                                  2000        1999        1998
                                                  ----        ----        ----
Cash flows from operating activities:
  Net income ..............................     $ 14,400   $  9,757     $  8,406
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
      Acquired in-process research
        and development....................         -         3,500         -
      Depreciation and amortization........        8,983      6,554        4,884
      Amortization of deferred gain........         (596)      (588)        (588)
      Deferred income taxes................        1,086      1,812        1,004
      Other................................          390        292          (10)
  Change in operating  assets and
    liabilities,  net of effects from
    purchase of businesses:
      Decrease (increase) in accounts
        receivable..........................     (11,133)   (16,365)       1,975
      Decrease (increase) in inventories....      (4,232)     3,825       (8,397)
      Decrease (increase) in prepaid
        expenses and other assets...........      (1,067)    (2,238)        (633)
      Increase (decrease) in accounts
        payable, accrued expenses and
        other long-term liabilities.........       2,393      2,739        5,384
      Increase (decrease) in income
        taxes payable.......................       4,416      2,090        1,648
                                                --------  ---------     --------
Net cash provided by operating
  activities................................      14,640     11,378       13,673
                                                --------  ---------     --------
Cash flows from investing activities:
  Payment for purchase of businesses,
    net of cash acquired....................        (566)   (43,656)        (249)
  Purchase of equipment, inventory and
    technology rights from Lucent
    Technologies............................        -          -          (4,435)
  Capital expenditures......................      (7,213)    (9,104)     (10,613)
  Proceeds from sale of property,
    plant and equipment.....................       1,686        967          209
  Purchase of marketable securities.........     (11,430)      -            -
  Proceeds from sale of marketable
    securities..............................         193        198          110
                                                --------  ---------     --------
Net cash used in investing activities.......     (17,330)   (51,595)     (14,978)
                                                --------  ---------     --------
Cash flows from financing activities:
  Proceeds from issuance of
    common shares in public
    offering.................................     69,000       -          31,781
  Costs in connection with
    public offering..........................       (500)      -            (496)
  Borrowings under debt agreements...........      2,090     24,191        6,231
  Debt repayments............................    (19,081)    (4,663)     (13,685)
  Bank debt financing costs..................       -          (438)        -
  Purchase of treasury stock.................     (1,990)      (343)        -
  Proceeds from the exercise of stock
    options and warrants.....................      5,170      2,539        1,292
  Amounts paid for withholding taxes on
    stock option exercises...................    (11,169)    (5,434)      (1,512)
  Withholding taxes collected for stock
    option exercises.........................     11,166      2,671        1,502
                                                --------  ---------     --------
Net cash provided by financing activities....     54,686     18,523       25,113
                                                --------  ---------     --------
Net increase (decrease) in cash and
  cash equivalents...........................     51,996    (21,694)      23,808
Cash and cash equivalents at beginning of
  period.....................................      2,714     24,408          600
                                                --------  ---------     --------
Cash and cash equivalents at end of period...   $ 54,710   $  2,714     $ 24,408
                                                ========   ========     ========

                 See notes to consolidated financial statements.

                                       S-6

                     AEROFLEX INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Principles and Policies

     Principles of Consolidation
     The accompanying consolidated financial statements include the accounts of Aeroflex Incorporated and its subsidiaries (the "Company"), all of which are wholly-owned with the exception of Europtest which is 93.4% owned as of June 30, 2000 (see Note 2). All intercompany balances and transactions have been eliminated.

     Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires that management of the Company make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities. Among the more significant estimates included in the consolidated financial statements are the estimated costs to complete contracts in process. Actual results could differ from those estimates.

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

     Financial Instruments
     The fair values of all on-balance sheet financial instruments, other than long-term debt (see Note 8), approximate book values because of the short maturity of these instruments. Amounts receivable or payable under interest rate swap agreements are accounted for as adjustments to interest expense.

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

     Intangible Assets
     Intangible assets are recorded at cost less accumulated amortization. The excess of purchase price over the fair value of tangible assets acquired is being amortized on a straight-line basis over periods ranging from 15 to 40 years except for certain costs allocated to identifiable intangible assets including existing technology, assembled workforce, customer relationships and patents which are amortized over 6 to 15 years, the estimated remaining lives of the intangibles at the time they were acquired by the Company. The

     Company periodically evaluates the recoverability of the carrying value of its intangible assets and the related amortization periods. The Company assesses the recoverability of unamortized goodwill based on the undiscounted projected future earnings of the related businesses.

     Income Per Common Share
     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share," income per common share ("Basic EPS") is computed by dividing net income by the weighted average common shares outstanding. Income per common share assuming dilution ("Diluted EPS") is computed by dividing net income plus a pro forma addback of debenture interest by weighted average common shares outstanding plus potential dilution from the conversion of debentures and the exercise of stock options and warrants.

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

     Comprehensive Income
     On July 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income consists of net income and equity adjustments from foreign currency translation and available for-sale securities and is presented in the Consolidated Statements of Stockholders' Equity and Comprehensive Income. The statement requires only additional disclosures in the consolidated financial statements; it does not effect the Company's financial position or results of operations.

     Reclassifications
     Reclassifications have been made to the 1998 and 1999 consolidated financial statements to conform to the 2000 presentation.

     Recent Accounting Pronouncements
     Effective July 1, 2000, the Company will adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. This statement requires companies to record derivatives on the balance sheet as assets or liabilities at their fair value. In certain circumstances changes in the value of such derivatives may be required to be recorded as gains or losses. The impact of this statement is not expected to have a material effect on the Company's consolidated financial statements.

     In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of Accounting Principles Board Opinion No.25. This interpretation clarifies the application of Option No. 25 for certain issues. This interpretation is effective July 1, 2000. The effects of applying this interpretation would be recognized on a prospective basis from July 1, 2000. The impact of this interpretation is not expected to be material.

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

     The Company commissioned an independent asset valuation study of acquired tangible and identifiable intangible assets to serve as a basis for allocation of the purchase price. Based on this study, the Company allocated the purchase price, including acquisition costs of approximately $500,000, as follows:

                                                   (In thousands)
                Net tangible assets                    $28,771
                Identifiable intangible assets           6,300
                Costs in excess of fair value of
                  net assets acquired                    4,429
                In-process research and development      3,500
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

                              Pro Forma Years Ended
                                     June 30,
                        -----------------------------------
                               1999                1998
                               ----                ----
                       (In thousands, except per share data)

    Net sales               $  177,149          $  155,371
    Net income                   9,469              11,267

    Net income per share
     Basic                   $    0.43          $     0.61
      Diluted                     0.40                0.55

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

     The acquisitions have been accounted for as purchases and, accordingly, the acquired assets and liabilities assumed have been recorded at their estimated fair values at the respective dates of acquisition. The operating results of UTMC and Europtest are included in the consolidated statements of earnings from the respective acquisition dates.

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

4.   Marketable Securities

     All of the Company's marketable securities are deemed by management to be available-for-sale and are reported at fair value with net unrealized gains or losses reported within stockholders' equity. Realized gains and losses are recorded based on the specific identification method. For fiscal years 2000, 1999 and 1998, gross realized gains and losses were $193,000, $0 and $0, respectively. The carrying amount of the Company's investments is shown in the table below:

                                            June 30, 2000
                                            -------------
                                            (In thousands)
    Amortized cost                              $11,430
    Gross unrealized gains                           85
    Gross unrealized losses                          (3)
                                                -------
    Estimated fair value                        $11,512
                                                =======

     The marketable securities at June 30, 2000 were virtually all U.S. corporate debt securities with scheduled maturities within one year.

5.   Inventories
     Inventories consist of the following:

                                      June 30,
                              -----------------------
                                2000           1999
                              --------        --------
                                    (In thousands)
 Raw materials.........       $ 20,392        $ 18,441
 Work-in-process.......         12,783          11,148
 Finished goods........          4,192           3,048
                              --------        --------
                              $ 37,367        $ 32,637
                              ========        ========

  Inventories include contracts-in-process of $9.3 million and $9.6 million at June 30, 2000 and 1999, respectively, which consist substantially of unbilled material, labor and overhead costs that are or were expected to be billed during the succeeding fiscal year.

6.   Property, Plant and Equipment
     Property, plant and equipment consists of the following:

                                                   June 30,           Estimated
                                        --------------------------   -----------
                                             2000            1999    Useful Life
                                                (In thousands)         In Years
                                                                     -----------
      Land............................  $    4,725      $    4,725
      Building and leasehold
        improvements..................      33,058          32,353     2 to 40
      Machinery, equipment, tools
           and dies...................      38,268          37,727     3 to 10
      Furniture and fixtures..........       8,258           7,521     5 to 10
      Assets recorded under
        capital leases................       6,769           2,334     5 to 10
                                        ----------      ----------
                                            91,078          84,660
      Less accumulated depreciation
        and amortization..............      38,856          33,858
                                        ----------      ----------
                                        $   52,222      $   50,802
                                         ==========      ==========

     In July 1998, the Company purchased a previously leased operating facility in Pearl River, New York for $2.5 million in cash.

     Repairs and maintenance expense on property, plant and equipment was $2.5 million, $2.3 million and $1.4 million for the years ended June 30, 2000, 1999 and 1998, respectively.

7. Accrued Expenses and Other Current Liabilities Accrued expenses and other current liabilities include accrued salaries, wages and other compensation of $6.6 million and $7.1 million at June 30, 2000 and 1999, respectively.

8. Long-Term Debt and Credit Arrangements Long-term debt consists of the following:

                                                June 30,
                                        -------------------------
                                           2000            1999
                                           ----            ----
                                              (In thousands)
       Revolving credit, term loan
        and mortgage agreement (a)..    $  4,038         $ 21,853
      Building mortgage (b).........       3,965            4,165
      Equipment loans (c)...........        -               4,877
      Capitalized lease
        obligations (c).............       6,026              124
      Other.........................         520               98
                                        --------         --------
                                          14,549           31,117
      Less current maturities.......       1,566            6,509
                                        --------         --------
                                        $ 12,983         $ 24,608
                                        ========         ========

          Aggregate long-term debt as of June 30, 2000 matures in each fiscal year as follows:

                                 (In thousands)
                 2001............... $  1,566
                 2002...............    1,603
                 2003...............    1,338
                 2004...............    1,545
                 2005...............    1,646
                 Thereafter.........    6,851
                                     --------
                                     $ 14,549
                                     ========

     Interest paid was $2.4 million, $1.6 million and $2.1 million during the years ended June 30, 2000, 1999 and 1998, respectively.

     (a) As of February 25, 1999, the Company replaced a previous agreement with a revised revolving credit, term loan and mortgage agreement with two banks which is secured by substantially all of the Company's assets not otherwise encumbered. The agreement provided for a revolving credit line of $23.0 million, a term loan of $20.0 million and a mortgage on the Company's Plainview property for $4.5 million. The revolving credit loan facility expires in December 2002. As of June 30, 1999, the outstanding term loan was $17.5 million. The term loan was fully paid with the proceeds from the Company's sale of its Common Stock in May 2000. The interest rate on borrowings under this agreement is at various rates depending upon certain financial ratios, with the current rate substantially equivalent to 30-day LIBOR (approximately 6.7% at June 30, 2000) plus 1.50% on the revolving credit borrowings. The Company paid a facility fee of $100,000 and is required to pay a commitment fee of .25% per annum of the average unused portion of the credit line. The mortgage is payable in monthly installments of approximately $26,000 through March 2008 and a balloon payment of $1.6 million in April 2008. The Company has entered into an interest rate swap agreement for the outstanding amount under the mortgage agreement at approximately 7.6% in order to reduce the interest rate risk associated with these borrowings. The fair market value of the interest rate swap agreement was $154,000 as of June 30, 2000 in favor of the Company.

     The terms of the agreement require compliance with certain covenants including minimum consolidated tangible net worth and pretax earnings, maintenance of certain financial ratios, limitations on capital expenditures and indebtedness and prohibition of the payment of cash dividends. In connection with the purchase of certain materials for use in manufacturing, the Company has a letter of credit of $2.0 million. At June 30, 2000, the Company's available unused line of credit was $21.0 million after consideration of the letter of credit.

     (b) In December 1998, the Company financed the acquisition and renovation of the land and building of its Pearl River, NY facility and received proceeds amounting to $4.2 million. This debt requires a balloon payment of $4.0 million in 2019.

     (c) During the year ended June 30, 1998, the Company entered into equipment loans with two banks totaling $6.2 million. In June 2000, the remaining balance of these loans of $4.1 million was refinanced under two sale and capital leaseback agreements for approximately $6.0 million. For purposes of the Consolidated Statements of Cash Flows, the $4.1 million refinancing was considered a non-cash transaction. These agreements expire through June 2006 and bear interest at approximately 7.9%.

9. Senior Subordinated Convertible Debentures On September 8, 1997, the Company called for the redemption of all of its outstanding 7-1/2% Senior Subordinated Convertible Debentures at 104.5% of the principal amount of $10.0 million. All of the principal amount of the debentures was converted into the Company's Common Stock at a price of $4.50 per share. In connection with the conversions, $599,000 of deferred bond issuance costs were charged to additional paid-in capital.

10.  Stockholders' Equity

     Common Stock Offerings
     In March 1998, the Company sold 3.2 million shares (adjusted for the stock split) of its Common Stock in a public offering for $31.3 million, net of an underwriting discount of $2.0 million and issuance costs of $496,000. Of these net proceeds, $9.6 million was used to repay bank indebtedness. The balance of the net proceeds was used primarily for the purchase of UTMC.

     In May 2000, the Company sold 3.1 million shares (adjusted for the stock split) of its Common Stock in a public offering for $68.5 million, net of an underwriting discount of $3.5 million and issuance costs of $500,000. Of these net proceeds, $13.0 million was used to repay the term loan. The balance of the net proceeds is invested in short-term marketable securities and is intended to ultimately be used for additional working capital, including research and development, and expansion of our facilities, and for general corporate purposes, including possible acquisitions of technologies, product lines or businesses.

     Common Stock Split
     On June 12, 2000, the Company's Board of Directors authorized a five-for-four stock split on its Common Stock, effective June 26, 2000. The share and per share amounts in the consolidated financial statements give effect to the stock split.

     Stock Options and Warrants
     Under the Company's stock option plans, options may be granted to purchase shares of the Company's Common Stock exercisable at prices equal to the fair market value on the date of grant. During 1990, the Company's shareholders approved the Non- Qualified Stock Option Plan (the "NQSOP"). In December 1993, the Board of Directors adopted the Outside Director Stock Option Plan (the "Directors' Plan") which provides for options to non-employee directors, which become exercisable in three installments and expire ten years from the date of grant. The Directors' Plan, as amended, covers 625,000 shares of the Company's Common Stock. In November 1994, the shareholders approved the Directors' Plan and the 1994 Non-Qualified Stock Option Plan (the "1994 Plan"). In November 1996, the shareholders approved the 1996 Stock Option Plan (the "1996 Plan"). In April 1998, the Board of Directors adopted the 1998 Stock Option Plan (the "1998 Plan"). In January 2000, the shareholders approved the 1999 Stock Option Plan (the "1999 Plan"). In March 2000, the Board of Directors adopted the 2000 Stock Option Plan ("the 2000 Plan"). The NQSOP, the 1994 Plan, the 1996 Plan, the 1998 Plan, the 1999 Plan and the 2000 Plan provide for options which become exercisable in one or more installments and each covers 1.9 million shares of the Company's Common Stock except for the 1999 Plan which covers 1.1 million shares and the 2000 Plan which covers 938,000 shares. Options under the NQSOP and the 1994 Plan expire five years from the date of grant. Options under the 1996 Plan, the 1998 Plan, the 1999 Plan and the 2000 Plan shall expire not later than ten years from the date of grant.

     The Company has also issued to employees, who are not executive officers, options to purchase 685,000 shares of Common Stock exercisable between $3.20 and $10.90 per share. Such grants were not covered by one of the above plans.

     Additional information with respect to the Company's stock options is as follows:

                                     Weighted       Shares
                                  Average Under
                                    Exercise      Outstanding
                                      Prices        Options
                                  -------------   -----------
                                                 (In thousands)
                 Balance, July 1,
                  1997.........      $  3.06          4,150
                 Granted.......         7.95          1,304
                 Forfeited.....         2.92            (44)
                 Exercised.....         2.54           (545)
                 Balance, June 30,                    -----
                  1998.........         4.43          4,865
                 Granted.......         9.46          1,444
                 Forfeited.....         3.60             (4)
                 Exercised.....         2.99         (1,825)
                 Balance, June 30,                    -----
                  1999.........         6.64          4,480
                 Granted.......        28.02          2,197
                 Forfeited.....         9.64            (28)
                 Exercised.....         4.45         (1,866)
                 Balance, June 30,                    -----
                  2000.........        17.30          4,783
                                                      =====

     The Company's stock option plans allow employees to use shares received from the exercise of the option to satisfy the tax withholding requirements. During fiscal years 2000, 1999 and 1998, payroll tax on stock option exercises were withheld from employees in shares of the Company's Common Stock amounting to $0, $2.6 million and $10,000, respectively.

     Options to purchase 1.7 million, 1.9 million and 2.9 million shares were exercisable at weighted average exercise prices of $13.62, $4.06 and $3.12 as of June 30, 2000, 1999 and 1998, respectively.

     The options outstanding as of June 30, 2000 are summarized in ranges as follows:

                          Options Outstanding
                    ----------------------------------
                    Weighted                 Weighted
        Range of    Average                   Average
        Exercise    Exercise    Options      Remaining
        Prices        Price   Outstanding      Life
        --------    --------  -----------    ---------
                             (In thousands)
     $ 3.00-$ 4.30  $ 3.60        321         5.8 years
     $ 6.50-$ 9.70    7.86      1,789         7.8
     $10.75-$14.05   12.67      1,386         8.7
     $32.82-$39.20   38.83      1,287         9.7
                                -----
                                4,783
                                =====

                     Options Exercisable
                  --------------------------
                    Weighted
       Range of     Average
       Exercise     Exercise      Options
        Prices       Price       Exercisable
       --------     --------     -----------
                                (In thousands)
     $ 3.00-$ 4.30   $ 3.60          321
     $ 6.50-$ 9.70     7.67          813
     $10.75-$14.05    11.46          194
     $32.82-$39.20    38.73          338
                                   -----
                                   1,666
                                   =====

     As of June 30, 2000, the Company has outstanding warrants to purchase 66,000 shares of its Common Stock exercisable between $5.40 and $6.00 per share through June 2004. These warrants were issued primarily in connection with the acquisition of MIC in fiscal 1996.

     Accounting for Stock-Based Compensation
     In fiscal 1997, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." The Company has chosen not to implement the fair value based accounting method for employee and director stock options, but has elected to disclose the pro forma net income and net income per share as if such method had been used to account for stock-based compensation cost as described in SFAS No. 123.

     The per share weighted average fair value of stock options granted during fiscal 2000, 1999 and 1998 was $21.20, $6.00 and $5.91, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions: 2000 - expected dividend yield of 0%, risk free interest rate of 6.0%, expected stock volatility of 94%, and an expected option life of 5.3 years; 1999 - expected dividend yield of 0%, risk free interest rate of 5.3%, expected stock volatility of 77%, and an expected option life of 5.1 years; 1998 - expected dividend yield of 0%, risk free interest rate of 5.8%, expected stock volatility of 80%, and an expected option life of 7.4 years. The pro forma compensation cost before income taxes was $14.0 million , $4.8 million and $2.0 million for the years ended June 30, 2000, 1999 and 1998, respectively, based on the aforementioned fair value at the grant date only for options granted after fiscal year 1995. The Company's net income and net income per share using this pro forma compensation cost would have been:

                                 Years Ended June 30,
                                -----------------------
                       (In thousands, except per share data)

                                         2000
                              --------------------------
                              As Reported      Pro Forma
                              -----------      ---------
     Net income...............  $ 14,400       $  5,305

     Net income per share
      - Basic.................   $  0.60        $  0.22
      - Diluted...............      0.57           0.21


                                         1999
                              --------------------------
                              As Reported      Pro Forma
                              -----------      ---------
      Net income..............  $  9,757       $  6,608

      Net income per share
               -Basic.........   $  0.44        $  0.30
               -Diluted.......      0.41           0.28


                                         1998
                              --------------------------
                              As Reported      Pro Forma
                              -----------      ---------
      Net income..............  $  8,406       $  7,112

      Net income per share
           -Basic.............   $  0.45         $ 0.38
           -Diluted...........      0.41           0.36

     Since the pro forma compensation cost reflects only options granted after fiscal year 1995, the full impact of calculating stock-based compensation costs under SFAS No. 123 is not reflected in the pro forma net income because compensation cost is recognized over the respective vesting period and compensation cost for options granted prior to fiscal year 1996 was not reflected.

     Shareholders' Rights Plan
     On August 13, 1998, the Company's Board of Directors approved a Shareholders' Rights Plan which provides for a dividend distribution of one right for each share to holders of record of the Company's Common Stock on August 31, 1998 and the issuance of one right for each share of Common Stock that shall be subsequently issued. The rights become exercisable only in the event a person or group ("Acquiring Person") accumulates 15% or more of the Company's Common Stock, or if an Acquiring Person announces an offer which would result in it owning 15% or more of the Common Stock. The rights expire on August 31, 2008. Each right will entitle the holder to buy 1/1250 of a share of Series A Junior Participating Preferred Stock, as amended, of the Company at a price of $65. In addition, upon the occurrence of a merger or other business combination, or the acquisition by an Acquiring Person of 50% or more of the Common Stock, holders of the rights, other than the Acquiring Person, will be entitled to purchase either Common Stock of the Company or common stock of the Acquiring Person at half their respective market values.

     The Company will be entitled to redeem the rights for $.01 per right at any time prior to a person becoming an Acquiring Person.

     Net Income Per Share
     A reconciliation of the numerators and denominators of the Basic EPS and Diluted EPS calculations is as follows:

                                          Years Ended June 30,
                                  -----------------------------------
                                      2000        1999       1998
                                      ----        ----       ----
                                 (In thousands, except per share data)
 Computation of Adjusted
   Net Income:
 Net income for basic
   earnings per common share......  $ 14,400   $  9,757   $  8,406
    Add: Debenture interest and
   amortization expense, net
   of income taxes................      -          -           103
 Adjusted net income for diluted    --------   --------   --------
   earnings per common share......  $ 14,400   $  9,757   $  8,509
 Computation of Adjusted            ========   ========   ========
   Weighted Average Shares
   Outstanding:
 Weighted average shares
   outstanding....................    23,819     22,230     18,503
 Add: Shares assumed to be
   issued upon conversion of
   debentures.....................      -          -           489
 Add: Effect of dilutive
   options and warrants
   outstanding....................     1,643      1,680      1,666
 Weighted average shares and         -------    -------    -------
   common share equivalents used
   for computation of diluted
   earnings per common share......    25,462     23,910     20,658
 Net Income Per Common Share:        =======    =======    =======
   Basic..........................    $0.60      $0.44      $0.45
                                     =======    =======    =======
   Diluted........................    $0.57      $0.41      $0.41
                                     =======    =======    =======

     Options to purchase 1.3 million shares at exercise prices ranging between $32.82 and $39.20 per share were outstanding as of June 30, 2000 but were not included in the computation of Diluted EPS because the exercise prices of these options were greater than the average market price of the common shares.

11.  Income Taxes

     The provision (benefit) for income taxes consists of the following:

                                          Years Ended June 30,
                                 ------------------------------------
                                    2000          1999        1998
                                 ---------    ----------     --------
                                              (In thousands)
       Current:
         Federal...............  $   4,656     $   4,465     $   3,178
         State and local.......        458           873           568
                                 ---------     ---------     ---------
                                     5,114         5,338         3,746
                                 ---------     ---------     ---------
       Deferred:
         Federal...............        990         1,989           932
         State and local.......         96          (177)           72
                                 ---------     ---------     ---------
                                     1,086         1,812         1,004
                                 ---------     ---------     ---------
                                 $   6,200     $   7,150     $   4,750
                                 =========     =========     =========

     The provision for income taxes varies from the amount computed by applying the U.S. Federal income tax rate to income before income taxes as a result of the following:

                                          Years Ended June 30,
                                    2000         1999           1998
                                 ---------    ----------     ----------
                                              (In thousands)

       Tax at statutory rate.... $   7,210     $   5,917     $    4,505
       Utilization of capital
        loss carryforward.......    (1,017)         -              -
       Non-deductible acquired
        in-process research
        and development charge..      -            1,225           -
       State and local
        income tax..............       360           452            416
       Research and development
        credit..................      (300)         (500)          (250)
       Other, net...............       (53)           56             79
                                 ---------     ---------     ----------
                                 $   6,200     $   7,150     $    4,750
                                 =========     =========     ==========

  Deferred tax assets and liabilities consist of:

                                                              June 30,
                                                   ----------------------------
                                                      2000              1999
                                                   ---------         ----------
                                                           (In thousands)
       Accounts receivable.......................  $     210         $      160
       Inventories...............................      4,891              5,025
       Accrued expenses and other current
         liabilities.............................        216                106
                                                   ---------         ----------
         Current assets..........................      5,317              5,291
                                                   ---------         ----------
       Capital lease obligation..................      1,955               -
       Other long-term liabilities...............      1,793                801
       Capital loss carryforwards................      1,262              2,543
       Tax loss carryforwards....................      6,189              1,434
       Tax credit carryforwards..................      4,164              3,864
       Less: valuation allowance.................     (2,165)            (3,426)
                                                   ---------         ----------
         Non-current assets......................     13,198              5,216
                                                   ---------         ----------
       Property, plant and equipment.............     (5,698)            (3,572)
       Intangibles...............................     (4,407)            (5,205)
       Other.....................................       -                   (21)
                                                   ---------         ----------
         Long-term liabilities...................    (10,105)            (8,798)
                                                   ---------         ----------
         Net non-current assets (liabilities)....      3,093             (3,582)
                                                   ---------         ----------
           Total.................................  $   8,410         $    1,709
                                                   =========         ==========

The Company recorded credits of $13.3 million, $5.2 million and $1.6 million to additional paid-in capital during the years ended June 30, 2000, 1999 and 1998, respectively, in connection with the tax benefit related to compensation deductions on the exercise of stock options and warrants. The deduction in fiscal 2000, is expected to create a net operating loss carryforward for tax purposes which has resulted in an increase in the Company's deferred tax assets.

In accordance with SFAS No. 109, the Company records a valuation allowance against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. The reduction of the valuation allowance in fiscal 2000, was primarily due to the utilization of capital loss carryforwards.

The Company is undergoing routine audits by various taxing authorities of its state and local income tax returns covering periods from 1994 to 1996. Management believes that the probable outcome of these various audits should not materially affect the consolidated financial statements of the Company.

     The Company made income tax payments of $2.0 million, $3.3 million and $2.1 million and received refunds of $940,000, $75,000 and $26,000 during the years ended June 30, 2000, 1999 and 1998, respectively.

12.  Employment Contracts

     As of June 30, 2000, the Company has employment agreements with certain of its officers for periods through June 30, 2004 with annual remuneration ranging from $206,000 to $368,000, plus cost of living adjustments and, in some cases, additional compensation based upon earnings of the Company. Future aggregate minimum payments under these contracts are $1.2 million per year. Certain of the contracts provide for a three-year consulting period at the expiration of the employment term at two-thirds of salary. In addition, these officers have the option to terminate their employment agreements upon change in control of the Company, as defined, and receive lump sum payments equal to the salary and bonus, if any, for the remainder of the term.

13.  Employee Benefit Plans

     All employees of the Company and certain subsidiaries who are not members of a collective bargaining agreement are eligible to participate in one of two company sponsored 401(k) plans. Each participant has the option to contribute a portion of his or her compensation and receive a discretionary employer matching contribution. Furthermore, employees of certain subsidiaries are eligible to participate in qualified profit sharing plans and receive an allocation of a discretionary share of their respective subsidiary's profits. For fiscal years ended June 30, 2000, 1999 and 1998, these 401(k) and profit sharing plans had an aggregate expense of $1.7 million, $1.0 million and $810,000, respectively.

     Effective January 1, 1994, the Company established a Supplemental Executive Retirement Plan (the "SERP") which provides retirement, death and disability benefits to certain of its officers. The SERP expense for the fiscal years ended June 30, 2000, 1999 and 1998 was $454,000, $384,000 and
     $324,000, respectively. The assets of the SERP are held in a Rabbi Trust and amounted to $1.8 million and $1.2 million at June 30, 2000 and 1999, respectively. The accumulated benefit obligation was $2.6 million and $2.0 million at June 30, 2000 and 1999, respectively. The projected benefit obligation was $3.3 million and $2.9 million at June 30, 2000 and 1999, respectively. The intangible asset related to the SERP was $586,000 and $462,000 at June 30, 2000 and 1999, respectively. A discount rate of 7.5% and a rate of compensation increase of 3.0% are assumed in the above calculations for both years. No participants are currently receiving benefits.

14.  Commitments and Contingencies

     Operating Leases

     Several of the Company's operating facilities and certain machinery and equipment are leased under agreements expiring through 2006. The leases for machinery and equipment generally contain options to purchase at the then fair market value of the related leased assets.

  Future minimum payments under operating leases as of June 30, 2000 are as follows for the fiscal years:

                             (In thousands)
                              ------------
           2001............... $   2,507
           2002...............     2,174
           2003...............     2,113
           2004...............     1,216
           2005...............       699
           Thereafter.........       191
                               ---------
                               $   8,900
                               =========

     Rental expense was $2.6 million, $2.3 million and $1.9 million during the fiscal years 2000, 1999 and 1998, respectively.

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

15.  Business Segments

     The Company's business segments and major products included in each segment, are as follows:

      Microelectronics:
      a)Microelectronic Modules
      b)Thin Film Interconnects
      c)Integrated Circuits

      Test, Measurement and
       Other Electronics:
      a)Instrument Products
      b)Motion Control Systems

      Isolator Products:
      a)Commercial Spring and Rubber Isolators
      b)Industrial Spring and Rubber Isolators
      c)Military Wire-rope Isolators

     The Company is a manufacturer of advanced technology systems and components for commercial industry, government and defense contractors. Approximately 32%, 41% and 42% of the Company's sales for the fiscal years 2000, 1999 and 1998, respectively, were to agencies of the United States government or to prime defense contractors or subcontractors of the United States government. The only customers which constituted more than 10% of the Company's sales during any year in the period presented were Teradyne and Lockheed Martin which comprised 11.0% and 10.5% of sales in fiscal year 2000, respectively, Lockheed Martin and Lucent Technologies which comprised 12.2% and 11.4% of sales in fiscal year 1999, respectively, and Lucent Technologies which comprised 15.5% of sales in fiscal year 1998. The Company's customers are located primarily in the United States, but export sales accounted for 11.8%, 7.7% and 5.5% in fiscal years 2000, 1999 and 1998, respectively.

                                             Years Ended June 30,
                                       -----------------------------
                                         2000       1999      1998
                                        ------     ------    ------
     Business Segment Data:
                                                 (In thousands)
     Net sales:
       Microelectronics............    $110,253   $ 96,846   $ 74,263
       Test, Measurement and
         Other Electronics.........      55,918     41,515     25,685
       Isolator Products...........      19,753     18,743     18,913
                                       --------   --------   --------
         Net sales.................    $185,924   $157,104   $118,861
                                       ========   ========   ========
     Operating income:
       Microelectronics............    $ 22,734   $ 20,104   $ 14,147
       Test, Measurement and
         Other Electronics.........       2,333      3,134        996
       Isolator Products...........       2,692      2,108      3,063
       General corporate expenses..      (5,397)    (4,262)    (3,348)
                                       --------   --------   --------
                                         22,362     21,084     14,858
    Acquired in-process research
         and development(1)........        -        (3,500)      -
       Interest expense............      (2,316)    (1,454)    (2,011)
       Other income (expense), net.         554        777        309
                                       --------   --------   --------
       Income before income
         taxes.....................    $ 20,600   $ 16,907   $ 13,156
                                       ========   ========   ========
     Total assets:
       Microelectronics............    $112,183   $104,222   $ 58,053
       Test, Measurement and
         Other Electronics.........      52,401     43,958     27,522
       Isolator Products...........       9,567     10,020     10,163
       Corporate...................      74,556      7,016     28,363
                                       --------   --------   --------
         Total assets..............    $248,707   $165,216   $124,101
                                       ========   ========   ========
     Capital expenditures:
       Microelectronics............    $  4,777   $  6,955   $  8,792
       Test, Measurement and
         Other Electronics.........       2,284      1,559        848
       Isolator Products...........         152        586        970
       Corporate...................        -             4          3
                                       --------   --------   --------
       Total capital
         expenditures..............    $  7,213   $  9,104   $ 10,613
                                       ========   ========   ========
     Depreciation and amortization
      expense:
       Microelectronics............    $  6,657   $  4,112   $  2,802
       Test, Measurement and
         Other Electronics.........       1,744      1,849      1,553
       Isolator Products...........         554        563        500
       Corporate...................          28         30         29
                                       --------   --------   --------
         Total depreciation and
          amortization expense.....    $  8,983   $  6,554   $  4,884
                                       ========   ========   ========

(1) The special charge for the write-off of in-process research and development acquired in the purchase of UTMC is allocable fully to the Microelectronics segment.

Quarterly Financial Data (Unaudited):
(In thousands, except per share data and footnotes)

                                            Quarter                    Year Ended
2000                          First     Second     Third      Fourth      June 30,
----------------------------------------------------------------------------------
Net Sales                   $ 42,072   $ 41,531   $ 46,275   $ 56,046   $185,924
Gross Profit                  15,139     13,559     16,721     21,957     67,376
Net Income                  $  2,930   $  1,341   $  3,032   $  7,097   $ 14,400
                            ========   ========   ========   ========   ========
Net income per share:
  Basic                     $ 0.13     $ 0.06     $ 0.13     $ 0.28     $ 0.60
                            ========   ========   ========   ========   ========
  Diluted                   $ 0.12     $ 0.06     $ 0.12     $ 0.26     $ 0.57
                            ========   ========   ========   ========   ========


                                             Quarter                    Year Ended
1999                          First     Second     Third      Fourth      June 30,
----------------------------------------------------------------------------------
Net Sales                   $ 31,629   $ 36,197   $ 40,604   $ 48,674   $157,104
Gross Profit                  11,125     12,402     15,399     19,533     58,459
Net Income (1)              $  2,258   $  2,810   $    188   $  4,501   $  9,757
                            ========   ========   ========   ========   ========
Net income per share:
  Basic (1)                 $ 0.10     $ 0.13     $ 0.01     $ 0.20     $ 0.44
                            ========   ========   ========   ========   ========
  Diluted (1)               $ 0.10     $ 0.12     $ 0.01     $ 0.18     $ 0.41
                            ========   ========   ========   ========   ========

(1) Includes $3.5 million ($.14 per diluted share and $.16 basic) for the year ended June 30, 1999 and quarter ended March 31, 1999, for the write-off of the in- process research and development acquired in connection with the purchase of UTMC Microelectronic Systems, Inc.

Since per share information is computed independently for each quarter and the full year, based on the respective average number of common and common equivalent shares outstanding, the sum of the quarterly per share amounts does not necessarily equal the per share amounts for each year.

All shares and per share amounts have been restated to reflect a five-for-four stock split.

                              AEROFLEX INCORPORATED
                              ---------------------
                                AND SUBSIDIARIES
                                ----------------
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                 -----------------------------------------------
                                 (In thousands)

Column A                 Column B         Column C         Column D    Column E
--------                 --------         --------         --------    --------
                                          Additions
                                    --------------------
                                              Charged
                        Balance at  Charged to   to other                Balance at
                        beginning   costs and    accounts    Deductions    end of
Description              of period  expenses    - describe  - describe     period
                        ----------  ----------  ----------  -----------  ----------
YEAR ENDED JUNE 30, 2000:
------------------------

Allowance for doubtful
  accounts                $  381      $  183     $     -     $   55  (A)   $  509
                          ======      ======     ========    ======        ======
Reserve for inventory
  obsolescence            $4,354      $  170     $     -     $  574  (B)   $3,950
                          ======      ======     ========    ======        ======
YEAR ENDED JUNE 30, 1999:
------------------------

Allowance for doubtful
  accounts                $  317      $  152     $     -     $   88  (A)   $  381
                          ======      ======     ========    ======        ======
Reserve for inventory
  obsolescence            $3,592      $  805     $     -     $   43  (B)   $4,354
                          ======      ======     ========    ======        ======

YEAR ENDED JUNE 30, 1998:
------------------------

Allowance for doubtful
  accounts                $  417     $   15       $    -     $  115  (A)   $  317
                          ======      ======     ========    ======        ======
Reserve for inventory
  obsolescence            $4,055     $  150     $     -     $  613  (B)    $3,592
                          ======      ======     ========    ======        ======

Note: (A) - Net write-offs of uncollectible amounts.
      (B) - Write-off of inventory.