Form 10-Q
period 2000-09-30
AEROFLEX INC
filed 2000-11-14
CIK 2601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------


                                    FORM 10-Q

                                   -----------

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended            September 30, 2000
                     --------------------------------------
Commission File Number 000-02324

                                   -----------

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

                                   -----------


 *Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                          Yes         X          No
                                  --------             --------
  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

November 9, 2000    28,863,607 shares (excluding 2,194  shares held in treasury)
--------------------------------------------------------------------------------
    (Date)                                   (Number of Shares)

                              AEROFLEX INCORPORATED

                                AND SUBSIDIARIES


                                      INDEX
                                      -----




                                                                            PAGE
                                                                            ----
PART I:  FINANCIAL INFORMATION
------   ---------------------

CONSOLIDATED BALANCE SHEETS
 September 30, 2000 and June 30, 2000                                        3-4

CONSOLIDATED STATEMENTS OF EARNINGS
 Three Months Ended September 30, 2000 and 1999                              5

CONSOLIDATED STATEMENTS OF CASH FLOWS
 Three Months Ended September 30, 2000 and 1999                              6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                  7-12

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS
    Three Months Ended September 30, 2000 and 1999                         13-17

PART II:  OTHER INFORMATION
-------   -----------------

ITEM 4 Submission of Matters to a Vote of Security Holders                  18

ITEM 6 Exhibits and Reports on Form 8-K                                     18

SIGNATURES                                                                  19

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                           September 30,       June 30,
                                               2000              2000
                                           -------------       --------
                                            (Unaudited)
                                                    (In thousands)

ASSETS
------
Current assets:
 Cash and cash equivalents                    $ 41,807          $ 54,710
  Marketable securities                         30,656            11,512
 Accounts receivable, less allowance for
   doubtful accounts of $514,000 and $509,000   41,784            51,086
 Inventories                                    40,189            37,367
  Deferred income taxes                          5,386             5,317
  Prepaid expenses and other current assets      3,808             2,814
                                              --------          --------
   Total current assets                        163,630           162,806

Property, plant and equipment, net              54,439            52,222
Intangible assets acquired in connection with
  the purchase of businesses, net               12,652            12,839
Cost in excess of fair value of net assets
  of businesses acquired, net                   13,468            13,380
Deferred income taxes                            5,560             3,093
Other assets                                     4,613             4,367
                                              --------          --------
   Total assets                               $254,362          $248,707
                                              ========          ========


                 See notes to consolidated financial statements.

                                      -3-

                            AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (continued)


                                                September 30,       June 30,
                                                    2000             2000
                                                -------------       --------
                                                 (Unaudited)
                                                         (In thousands)


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                $  1,643          $  1,566
  Accounts payable                                    8,941             9,489
  Accrued expenses and other current liabilities     16,623            17,847
                                                   --------          --------
    Total current liabilities                        27,207            28,902

Long-term debt                                       12,915            12,983
Other long-term liabilities                           5,014             4,890
                                                   --------          --------
    Total liabilities                                45,136            46,775
                                                   --------          --------
Stockholders' equity:
 Preferred Stock, par value $.10 per share;
  authorized 1,000,000 shares:
   Series A Junior Participating Preferred
   Stock, par value $.10 per share,
   authorized 40,000; none issued                      -                 -
 Common Stock, par value $.10 per share;
  authorized 40,000,000 shares; issued
  28,166,000 and 27,835,000 shares                    2,817             2,783
 Additional paid-in capital                         192,291           190,168
 Accumulated other comprehensive income                  50                82
 Retained earnings                                   14,082             8,979
                                                   --------          --------
                                                    209,240           202,012

 Less:  Treasury stock, at cost (2,000 and
  13,000 shares)                                         14                80
                                                   --------          --------
    Total stockholders' equity                      209,226           201,932
                                                   --------          --------
    Total liabilities and stockholders' equity     $254,362          $248,707
                                                   ========          ========

                 See notes to consolidated financial statements.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                              Three Months Ended
                                                September 30,
                                              ------------------
                                            2000               1999
                                        ------------      ---------------
                                                    (Unaudited)
                                       (In thousands, except per share data)
Net sales                                  $ 50,228          $ 42,072
Cost of sales                                31,141            26,933
                                           --------          --------
  Gross profit                               19,087            15,139
                                           --------          --------
Selling, general and administrative costs     9,368             7,330
Research and development costs                2,965             2,430
                                           --------          --------
                                             12,333             9,760
                                           --------          --------
  Operating income                            6,754             5,379
                                           --------          --------
Other expense (income)
  Interest expense                              340               612
  Other expense (income)                     (1,107)              262
                                           --------          --------
    Total other expense (income)               (767)              874
                                           --------          --------
Income before income taxes                    7,521             4,505
Provision for income taxes                    2,550             1,575
                                           --------          --------
Income before cumulative effect
  of a change in accounting                   4,971             2,930
Cumulative effect of a change
  in accounting, net of tax (Note 4)            132              -
                                           --------          --------
Net income                                 $  5,103          $  2,930
                                           ========          ========
Net income per common share (1):
  Basic
    Income before cumulative effect            $.09              $.06
    Cumulative effect of a change
      in accounting                             -                 -
                                           --------          --------
    Net income                                 $.09              $.06
                                           ========          ========
  Diluted
    Income before cumulative effect            $.09              $.06
    Cumulative effect of a change
      in accounting                             -                 -
                                           --------          --------
    Net income                                 $.09              $.06
                                           ========          ========
Weighted average number of
  common shares outstanding:
    Basic                                    56,064            46,464
                                           ========          ========
    Diluted                                  59,466            49,704
                                           ========          ========

(1) All share and per share data have been restated to reflect a 2-for-1 stock split declared and payable in November 2000.


                 See notes to consolidated financial statements.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Three Months Ended
                                                       September 30,
                                                    ------------------
                                                   2000            1999
                                                   ----            ----
                                                         (Unaudited)
                                                       (In thousands)

Cash Flows From Operating Activities:
 Net income                                       $ 5,103         $  2,930
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                    2,514            2,265
   Amortization of deferred gain                     (242)            (147)
   Deferred income taxes                             (236)               8
   Other, net                                          77              118
 Change in operating  assets and  liabilities,
   net of effects from  purchase of
   businesses:
   Decrease (increase) in accounts receivable       9,456             (466)
   Decrease (increase) in inventories              (2,821)            (690)
   Decrease (increase) in prepaid expenses
    and other assets                               (1,148)            (963)
   Increase (decrease) in accounts payable, accrued
    expenses and other liabilities                 (1,733)          (3,900)
   Increase (decrease) in income taxes payable      2,745            1,487
                                                  -------         --------
Net Cash Provided By Operating Activities          13,715              642
                                                  -------         --------
Cash Flows From Investing Activities:
  Payment for purchase of businesses, net of
    cash acquired                                    (271)            -
  Capital expenditures                             (3,896)          (1,687)
  Purchase of marketable securities               (19,171)            -
  Other, net                                         -                  12
                                                  -------         --------
Net Cash Used In Investing Activities             (23,338)          (1,675)
                                                  -------         --------
Cash Flows From Financing Activities:
  Borrowings under debt agreements                    292             -
  Debt repayments                                    (283)          (1,578)
  Proceeds from the exercise of stock options
    and warrants                                      921              805
  Amounts paid for withholding taxes on stock
    option exercises                               (4,979)             (41)
  Withholding taxes collected for stock option
    exercises                                         769               40
                                                  -------         --------
Net Cash Used In Financing Activities              (3,280)            (774)
                                                  -------         --------
Net Increase (Decrease) In Cash
  And Cash Equivalents                            (12,903)          (1,807)
Cash And Cash Equivalents At Beginning Of Period   54,710            2,714
                                                  -------         --------
Cash And Cash Equivalents At End Of Period        $41,807         $    907
                                                  =======         ========

                 See notes to consolidated financial statements.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation
     ---------------------

     The consolidated balance sheet of Aeroflex Incorporated and Subsidiaries ("the Company") as of September 30, 2000 and the related consolidated statements of earnings for the three months ended September 30, 2000 and 1999 and the consolidated statements of cash flows for the three months ended September 30, 2000 and 1999 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2000 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2000 annual report to shareholders. There have been no changes of significant accounting policies since June 30, 2000. Certain reclassifications have been made to previously reported financial statements to conform to current classifications.

     Results of operations for the three month periods are not necessarily indicative of results of operations for the corresponding years.

2.   Acquisition of Businesses
     -------------------------

     Amplicomm
     ---------

     Effective September 7, 2000, Aeroflex Amplicomm, Inc. ("Amplicomm") was formed as a wholly-owned subsidiary of the Company. On September 20, 2000, Amplicomm acquired certain equipment and intellectual property from a third party for approximately $300,000, entered into employment agreements with this third party's former owners and issued 25% of the stock of Amplicomm to them. Amplicomm designs and develops fiber optic amplifiers and modulator drivers used by manufacturers of advanced fiber optic systems. On a pro forma basis, had the Amplicomm acquisition taken place as of the beginning of the periods presented, results of operations for those periods would not have been materially affected.

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

A reconciliation of the numerators and denominators of the Basic EPS and Diluted EPS calculations is as follows:

                                                      Three Months
                                                   Ended September 30,
                                                   ------------------
                                                    2000          1999
                                                    ----          ----
                                            (In thousands, except per share data)

Income before cumulative effect
  of a change in accounting                       $ 4,971      $ 2,930
Cumulative effect of a change in
  accounting, net of tax                              132         -
                                                  -------      -------
Net income                                        $ 5,103      $ 2,930
                                                  =======      =======
Computation of Adjusted Weighted
  Average Shares Outstanding (1):
Weighted average shares outstanding                56,064       46,464
Add: Effect of dilutive options and
  warrants outstanding                              3,402        3,240
                                                  -------      -------
Weighted average shares and common
  share equivalents used for computation
  of diluted earnings per common share             59,466       49,704
                                                  =======      =======
Income per share - Basic (1):
  Income before cumulative effect                    $.09         $.06
  Cumulative effect of a change in
    accounting                                        -            -
                                                  -------      -------
  Net income                                         $.09         $.06
                                                  =======      =======
Income per share - Diluted (1):
  Income before cumulative effect                    $.09         $.06
  Cumulative effect of a change in
    accounting                                        -            -
                                                  -------      -------
  Net income                                         $.09         $.06
                                                  =======      =======

(1) All share and per share data have been restated to reflect a 2-for-1 stock split declared and payable in November 2000.

4.   Accounting for Derivative Instruments and Hedging Activities
     ------------------------------------------------------------

     Effective July 1, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. This statement requires companies to record derivatives on the balance sheet as assets or liabilities at their fair value. In certain circumstances changes in the value of such derivatives may be required to be recorded as gains or losses. The impact of this statement did not have a material effect on the Company's consolidated financial statements. The cumulative effect of the adoption of this accounting policy was a $132,000, net of tax, credit in the quarter ended September 30, 2000 which represents the net of tax fair value of certain interest rate swap agreements at July 1, 2000.

5.   Comprehensive Income
     --------------------

     The net of tax components of comprehensive income for the three months ended September 30, 2000 and 1999 are as follows:

                                                        Three Months
                                                     Ended September 30,
                                                     ------------------
                                                    2000              1999
                                                    ----              ----

   Net income                                     $ 5,103          $ 2,930

   Unrealized gain on interest rate swap
     agreement                                         60             -

   Unrealized investment gain                         (46)            -

   Foreign currency translation adjustment            (46)            -
                                                  -------          -------
   Total comprehensive income                     $ 5,071          $ 2,930
                                                  =======          =======

6.   Bank Loan Agreements
     --------------------

     As of February 25, 1999, the Company replaced a previous agreement with a revised revolving credit, term loan and mortgage agreement with two banks which is secured by substantially all of the Company's assets not otherwise encumbered. The agreement provided for a revolving credit line of $23.0 million, a term loan of $20.0 million and a mortgage on its Plainview property for $4.5 million. The revolving credit loan facility expires in December 2002. The term loan was fully paid with the proceeds from the Company's sale of its Common Stock in May 2000. The interest rate on borrowings under this agreement is at various rates depending upon certain financial ratios, with the current rate substantially equivalent to 30-day LIBOR (approximately 6.6% at September 30, 2000) plus 1.50% on the revolving credit borrowings. The Company paid a facility fee of $100,000 and is required to pay a commitment fee of .25% per annum of the average unused portion of the credit line. The mortgage is payable in monthly installments of approximately $26,000 through March 2008 and a balloon payment of $1.6 million in April 2008. The Company has entered into an interest rate swap agreement for the outstanding amount under the mortgage agreement at approximately 7.6% in order to reduce the interest rate risk associated with these borrowings.

     The terms of the agreement require compliance with certain covenants including minimum consolidated tangible net worth and pretax earnings, maintenance of certain financial ratios, limitations on capital expenditures and indebtedness and prohibition of the payment of cash dividends. In connection with the purchase of certain materials for use in manufacturing, the Company has a letter of credit of $2.0 million. At September 30, 2000, the Company's available unused line of credit was approximately $21.0 million after consideration of the letter of credit.

7.   Inventories
     -----------

     Inventories consist of the following:

                                    September 30,       June 30,
                                        2000              2000
                                    ------------        -------
                                            (In thousands)
                    Raw Materials     $ 21,271           $ 20,392
                    Work in Process     14,711             12,783
                    Finished Goods       4,207              4,192
                                      --------           --------
                                      $ 40,189           $ 37,367
                                      ========           ========

8.   Income Taxes
     ------------

     The Company is undergoing routine audits by various taxing authorities of several of its state and local income tax returns covering periods from 1994 to 1996. Management believes that the probable outcome of these various audits should not materially affect the consolidated financial statements of the Company.

     The Company recorded credits of $5.1 million and $129,000 to additional paid-in capital during the three months ended September 30, 2000 and 1999, respectively, in connection with the tax benefit related to compensation deductions on the exercise of stock options and warrants.

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

10.  Business Segments
     -----------------

     The Company's business segments and major products included in each segment, are as follows:

   Microelectronics:                       Test, Measurement and
   a)Microelectronic Modules                   Other Electronics:
   b)Thin Film Interconnects               a)Instrument Products
   c)Integrated Circuits                   b)Motion Control Systems

   Isolator Products

                                                     For The Three Months Ended
                                                           September 30,
                                                     --------------------------
     Business Segment Data:                            2000               1999
                                                       ----               ----
                                                             (In thousands)
     Net sales:
       Microelectronics                              $ 32,049           $ 25,036
       Test, Measurement and
         Other Electronics                             13,469             12,543
       Isolator Products                                4,710              4,493
                                                     --------           --------
         Net sales                                   $ 50,228           $ 42,072
                                                     ========           ========
     Operating income:
       Microelectronics                               $ 7,927           $  4,935
       Test, Measurement and
         Other Electronics                                182                843
       Isolator Products                                  495                528
       General corporate expenses                      (1,850)              (927)
                                                     --------           --------
                                                        6,754              5,379

       Interest expense                                  (340)              (612)
       Other income  (expense), net                     1,107               (262)
                                                     --------           --------
         Income before income taxes                  $  7,521           $  4,505
                                                     ========           ========

11.  Subsequent Events
     -----------------
     Stock Split
     -----------

     On November 2, 2000, the Company's Board of Directors authorized a 2-for-1 stock split of the Common Stock, effective November 16, 2000. The share and per share amounts in these consolidated financial statements give effect to the stock split.

     Acquisition of Businesses
     -------------------------

     Altair
     ------

     On October 16, 2000, the Company issued 275,000 (before the 2-for-1 stock split declared in November 2000) shares of its common stock for all the outstanding common stock of Altair Aerospace Corporation ("Altair"). Altair designs and develops advanced object-oriented control systems software based upon a proprietary software engine. This business combination will be accounted for as a pooling-of-interests and, accordingly, the Company's historical consolidated financial statements presented in future reports will be restated to include the accounts and results of operations of Altair.

     The following unaudited pro forma data summarizes the combined results of operations of the Company and Altair as if the pooling-of-interests method of accounting had been applied for the periods presented. There were no adjustments to conform the accounting methods of Altair with those of the Company.

                                                Pro Forma
                                            Three Months Ended
                                               September 30,
                                            ------------------
                                            2000          1999
                                            ----          ----
                                    (In thousands, except per share data)

   Net Sales                              $ 51,127        $ 42,634
   Income before cumulative effect
     of a change in accounting               5,099           2,832

   Income before cumulative effect
     of a change in accounting
     per share (1):
       Basic                                $.09            $.06
       Diluted                               .08             .06

(1)  Per share amounts have been restated to reflect the 2-for-1 stock split.

     RDL
     ---

     On October 23, 2000, the Company acquired all of the outstanding stock of RDL, Inc. ("RDL") for $14.0 million of available cash. RDL designs, develops and manufactures advanced commercial communications test and measurement products and defense subsystems. The acquired company's net sales were approximately $15.0 million for the year ended March 31, 2000.

     The Company had commissioned an independent asset valuation study of acquired tangible and identifiable intangible assets to serve as a basis for allocation of the purchase price. Based on this study, the Company allocated the purchase price, including acquisition costs of approximately $100,000, as follows:

                                                     (In thousands)
        Net tangible assets                             $ 7,959
        Existing technology                               2,500
        Excess costs over fair value of net assets
          acquired                                        2,141
        In-process research and development               1,500
                                                        -------
                                                        $14,100
                                                        =======

     The existing technology and costs in excess of fair value of net assets will be amortized on a straight-line basis over 7 years based on the study described above. The acquired in-process research and development was not considered to have reached technological feasibility and, in accordance with generally accepted accounting principles, the value of such will be expensed in the second quarter of fiscal 2001.

     Summarized below are the unaudited pro forma results of operations of the Company as if RDL had been acquired at the beginning of the fiscal periods presented. The $1.5 million write-off has not been included in the pro forma amounts in order to provide comparability to the respective actual results.

                                                  Pro Forma
                                             Three Months Ended
                                                September 30,
                                             ------------------
                                             2000          1999
                                             ----          ----
                                      (In thousands, except per share data)

     Net Sales                              $54,768        $45,475
     Income before cumulative effect
       of a change in accounting              4,806          2,654

     Income before cumulative effect
       Of a change in accounting per
       share (1):
       Basic                                  $.09           $.06
       Diluted                                 .08            .05

(1)  Per share amounts have been restated to reflect the 2-for-1 stock split.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     We use our advanced design, engineering and manufacturing abilities to produce microelectronic, integrated circuit, interconnect and testing solutions. Our products are used in fiber optic, broadband cable, wireless and satellite communications markets. We also design and manufacture motion control systems and shock and vibration isolation systems which are used for commercial, industrial and defense applications. Our operations are grouped into three segments:

      -- microelectronics
      -- test, measurement and other electronics
      -- isolator products

     Our consolidated financial statements include the accounts of Aeroflex Incorporated and all of our subsidiaries. All of our subsidiaries are wholly-owned, except for Europtest, S.A. which is 93.4% owned by us and Aeroflex Amplicomm, Inc., which is 75% owned by us.

     Our microelectronics segment has been designing, manufacturing and selling state-of-the-art microelectronics for the electronics industry since 1974. In January 1994, we acquired substantially all of the net operating assets of the microelectronics division of Marconi Circuit Technology Corporation, which manufactures a wide variety of microelectronic assemblies. In March 1996, we acquired MIC Technology Corporation which designs, develops, manufactures and markets microelectronics products in the form of passive thin film circuits and interconnects. Effective July 1, 1997, MIC Technology acquired certain equipment, inventory, licenses for technology and patents of two of Lucent Technologies' telecommunications component units - multi-chip modules and film integrated circuits. These units manufacture microelectronic modules and interconnect products. In February 1999, we acquired all of the outstanding stock of UTMC Microelectronic Systems, Inc. consisting of UTMC's integrated circuit business. In September 2000, we acquired all of the net operating assets of AmpliComm, Inc., which designs and develops fiber optic amplifiers and modulator drivers used by manufacturers of advanced fiber optic systems.

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

     -- Lintek, a leader in high speed instrumentation antenna measurement systems, radar systems and satellite test systems which we acquired in January 1995;

     -- Europtest, S.A. (France), of which we acquired 90% effective September 1, 1998, under a purchase agreement which requires us to purchase the remaining 10% of Europtest pro rata over a three-year period at prices determined based upon net sales of Europtest products. In October 1999, we purchased an additional 3.4%. Europtest develops and sells specialized software- driven test equipment used primarily in cellular, satellite and other communications applications.

     -- Altair, which we acquired on October 16, 2000 in a pooling-of-interests business combination. Altair designs and develops advanced object-oriented control systems software based upon a proprietary software engine.

     -- RDL, which we acquired on October 23, 2000. RDL designs, develops and manufactures advanced commercial communications test and measurement products and defense subsystems.

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

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

   Net Sales. Net sales increased 19.4% to $50.2 million for the three months ended September 30, 2000 from $42.1 million for the three months ended September 30, 1999. Net sales in the microelectronics segment increased 28.0% to $32.0 million for the three months ended September 30, 2000 from $25.0 million for the three months ended September 30, 1999 due to increased sales volume in both thin film interconnects and microelectronic modules. Net sales in the test, measurement and other electronics segment increased 7.4% to $13.5 million for the three months ended September 30, 2000 from $12.5 million for the three months ended September 30, 1999 primarily due to increased sales volume in frequency synthesizers (primarily shipments of the new FS-1000 for use in commercial communications test systems) offset, in part, by reductions in sales in high speed automatic test systems (primarily due to the completion of satellite payload test equipment for Hughes Space and Communications). Net sales in the isolator products segment increased 4.8% to $4.7 million for the three months ended September 30, 2000 from $4.5 million for the three months ended September 30, 1999.

   Gross Profit. Cost of sales includes materials, direct labor and overhead expenses such as engineering labor, fringe benefits, allocable occupancy costs, depreciation and manufacturing supplies. Gross profit increased 26.1% to $19.1 million for the three months ended September 30, 2000 from $15.1 million for the three months ended September 30, 1999. Gross margin increased to 38.0% for the three months ended September 30, 2000 from 36.0% for the three months ended September 30, 1999. The increases were primarily a result of the increased sales volume in both the microelectronics segment and in frequency synthesizers offset, in part, by reduced margins in high speed automatic test systems.

   Selling, General and Administrative Costs. Selling, general and administrative costs include office and management salaries, fringe benefits and commissions. Selling, general and administrative costs increased 27.8% to $9.4 million (18.7% of net sales) for the three months ended September 30, 2000 from $7.3 million (17.4% of net sales) for the three months ended September 30, 1999. The increase was primarily due to both higher corporate expenses and increased expenses in MIC Technology as a result of their increased growth.

   Research and Development Costs. Research and development costs include material, engineering labor and allocated overhead. Our self-funded research and development costs increased 22.0% to $3.0 million (5.9% of net sales) for the three months ended September 30, 2000 from $2.4 million (5.8% of net sales) for the three months ended September 30, 1999. The increase was primarily due to increased costs in high speed automatic test systems.

   Other Expense (Income). Interest expense decreased to $340,000 for the three months ended September 30, 2000 from $612,000 for the three months ended September 30, 1999, primarily due to reduced levels of borrowings. Other income of $1.1 million for the three months ended September 30, 2000 consists primarily of $1.2 million of interest income offset by a $72,000 decrease in the fair value of our interest rate swap agreements. Other expense of $262,000 for the three months ended September 30, 1999 consisted primarily of a $300,000 expense for the settlement of a lawsuit and $33,000 of interest income. Interest income increased due to increased levels of cash equivalents. The decreased levels of borrowings and the increased levels of cash equivalents resulted from the net proceeds of $68.5 million from stock issued in a public offering completed in May 2000.

   Provision for Income Taxes. Income taxes increased 61.9% to $2.6 million (an effective income tax rate of 33.9%) for the three months ended September 30, 2000 from $1.6 million (an effective income tax rate of 35.0%) for the three months ended September 30, 1999. The income tax provisions for the two quarters differed from the amount computed by applying the U.S. Federal income tax rate to income before income taxes primarily due to state and local income taxes and research and development credits.

Liquidity and Capital Resources

   As of September 30, 2000, we had $136.4 million in working capital. Our current ratio was 6.0 to 1 at September 30, 2000. As of February 25, 1999, we replaced a previous agreement with a revised revolving credit, term loan and mortgage agreement with two banks which is secured by substantially all of our assets not otherwise encumbered. The agreement provided for a revolving credit line of $23.0 million, a term loan of $20.0 million and a mortgage on our Plainview property for $4.5 million. The revolving credit loan facility expires in December 2002. The term loan was fully paid in May 2000 with the proceeds from the sale of our Common Stock. The interest rate on borrowings under this agreement is at various rates depending upon certain financial ratios, with the current rate substantially equivalent to 30-day LIBOR (approximately 6.6% at September 30, 2000) plus 1.50% on the revolving credit borrowings. The mortgage is payable in monthly installments of approximately $26,000 through March 2008 and a balloon payment of $1.6 million in April 2008. We have entered into an interest rate swap agreement for the outstanding amount under the mortgage agreement at approximately 7.6% in order to reduce the interest rate risk associated with these borrowings.

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

   Our backlog of orders was $132.6 million at September 30, 2000 and $93.6 million at September 30, 1999.

   For the three months ended September 30, 2000, our operations provided cash of $13.7 million from our continued profitability and the collection of receivables. For the three months ended September 30, 2000, our investing activities used cash of $23.3 million primarily for the purchase of available-for-sale securities in the amount of $19.2 million and for capital expenditures in the amount of $3.9 million. For the three months ended September 30, 2000, our financing activities used cash of $3.3 million primarily for the withholding taxes paid on the exercise of stock options offset, in part, by the exercise from and taxes withheld on the exercise of such stock options and warrants.

   We believe that existing cash, cash equivalents and marketable securities coupled with internally generated funds and available lines of credit will be sufficient for our working capital requirements, capital expenditure needs and the servicing of our debt for at least the next twelve months. At September 30, 2000, our available unused line of credit was $21.0 million after consideration of the letter of credit.

Market Risk

We are exposed to market risk related to changes in interest rates and, to an immaterial extent, to foreign currency exchange rates. Most of our debt is at fixed rates of interest or at a variable rate with an interest rate swap agreement which effectively converts the variable rate debt into fixed rate debt. Therefore, if market interest rates increase by 10 percent from levels at September 30, 2000, the effect on our net income would not be material. Most of our invested cash and marketable securities are at variable rates of interest. If market interest rates decrease by 10 percent from levels at September 30, 2000, the effect on our net income would be a reduction of approximately $290,000.

Forward-Looking Statements

   All statements other than statements of historical fact included in this Report on Form 10-Q, including without limitation statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding our financial position, business strategy and plans and objectives of our management for future operations, are forward-looking statements. When used in this Report on Form 10-Q, words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to us or our management, identify forward- looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. Actual results could differ materially from those contemplated by the forward-looking statements, as a result of certain factors, including but not limited to competitive factors and pricing pressures, changes in legal and regulatory requirements, technological change or difficulties, product development risks, commercialization difficulties and general economic conditions. Such statements reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our financial condition, results of operations, growth strategy and liquidity.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        None

Item 2. Changes in Securities

        None

Item 3. Defaults upon Senior Securities

        None

Item 4.  Submission of Matters to a Vote of Security Holders

     The Registrant held its Annual Meeting of Stockholders on November 2, 2000.

     A. Three Directors were elected at the Annual Meeting to serve until the Annual Meeting of Stockholders in 2003. The names of these Directors and votes cast in favor of their election and shares withheld are as follows:

           Name                              Votes For      Votes Withheld
           ----                              ---------      --------------
           Harvey R. Blau                    23,961,601     529,895
           Ernest E. Courchene, Jr.          23,961,601     529,895
           John S. Patton                    23,961,601     529,895

     B. The Stockholders approved to amend the article FOURTH of the Certificate of Incorporation to increase the number of authorized shares of the Company from 41,000,000 to 81,000,000; 22,706,691 shares were voted in favor of this proposal, 1,771,147 shares voted against the proposal and 13,658 shares abstained from voting.

     C. The Stockholders approved a proposal to adopt the 2000 Key Employee Stock Option Plan as set forth in Exhibit B to the proxy statement; 19,170,712 shares were voted in favor of this proposal, 1,980,136 shares voted against the proposal and 40,765 shares abstained from voting.

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               Exhibit 3.1 - Certificate of Incorporation, as amended
               Exhibit 27 - Financial Data Schedule

          (b)  Reports on Form 8-K

               None

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        AEROFLEX INCORPORATED
                                             (REGISTRANT)



November 10, 2000                By:  s/Michael Gorin
                                      -------------------------------
                                        Michael Gorin
                                   President, Chief Financial Officer
                                     and Principal Accounting Officer