Form 10-Q
period 2000-12-31
AEROFLEX INC
filed 2001-02-14
CIK 2601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   ----------

                                    FORM 10-Q

                                   ----------

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended          December 31, 2000
                      ------------------------------------
Commission File Number 000-02324


                                   ----------

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


                                   ----------


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

February 12, 2001    58,401,579 shares (excluding 4,388 shares held in treasury)
--------------------------------------------------------------------------------
      (Date)                              (Number of Shares)

NOTE:  THIS IS PAGE 1 OF A DOCUMENT CONSISTING OF      23      PAGES.
                                                     ------

                              AEROFLEX INCORPORATED

                                AND SUBSIDIARIES


                                      INDEX
                                      -----




                                                                            PAGE
                                                                            ----
PART I:  FINANCIAL INFORMATION
------   ---------------------

CONSOLIDATED BALANCE SHEETS
 December 31, 2000 and June 30, 2000                                         3-4

CONSOLIDATED STATEMENTS OF EARNINGS
 Six Months Ended December 31, 2000 and 1999                                  5

CONSOLIDATED STATEMENTS OF EARNINGS
 Three Months Ended December 31, 2000 and 1999                                6

CONSOLIDATED STATEMENTS OF CASH FLOWS
 Six Months Ended December 31, 2000 and 1999                                  7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                  8-14

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS
    Six and Three Months Ended December 31, 2000 and 1999                  15-21

PART II:  OTHER INFORMATION                                                  22
-------   -----------------

SIGNATURES                                                                   23

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                            December 31,       June 30,
                                               2000              2000
                                            ------------    ---------------
                                            (Unaudited)    (Restated, Note 2)
                                                    (In thousands)

ASSETS

Current assets:
 Cash and cash equivalents                    $ 36,746          $ 54,732
 Marketable securities                          25,735            11,512
 Accounts receivable, less allowance for
   doubtful accounts of $523,000 and $509,000   44,765            51,777
 Inventories                                    45,178            37,367
 Deferred income taxes                           5,774             5,317
 Prepaid expenses and other current assets       3,760             2,859
                                              --------          --------
   Total current assets                        161,958           163,564

Property, plant and equipment, net              59,662            52,251
Intangible assets acquired in connection with
  the purchase of businesses, net               15,152            12,839
Cost in excess of fair value of net assets
  of businesses acquired, net                   15,975            13,380
Deferred income taxes                           15,014             3,094
Other assets                                     5,431             4,367
                                              --------          --------
   Total assets                               $273,192          $249,495
                                              ========          ========

                See notes to consolidated financial statements.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (continued)


                                              December 31,       June 30,
                                                 2000             2000
                                              ------------   ----------------
                                              (Unaudited)   (Restated, Note 2)
                                                      (In thousands)


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                $  1,711      $  2,102
  Accounts payable                                    9,037         9,711
  Accrued expenses and other current liabilities     16,648        18,165
                                                   --------      --------
    Total current liabilities                        27,396        29,978

Long-term debt                                       12,278        12,983
Other long-term liabilities                           4,961         4,890
                                                   --------      --------
    Total liabilities                                44,635        47,851
                                                   --------      --------
Stockholders' equity:
 Preferred Stock, par value $.10 per share;
  authorized 1,000,000 shares:
   Series A Junior Participating Preferred
   Stock, par value $.10 per share,
   authorized 80,000; none issued                      -             -
 Common Stock, par value $.10 per share;
  authorized 80,000,000 shares; issued
   58,018,000 and 28,110,000 shares                   5,802         2,811
 Additional paid-in capital                         203,290       190,141
 Accumulated other comprehensive income (loss)          (57)           82
 Retained earnings                                   19,536         8,690
                                                   --------      --------
                                                    228,571       201,724

 Less:  Treasury stock, at cost (4,000 and
 25,000 shares)                                          14            80
                                                   --------      --------
    Total stockholders' equity                      228,557       201,644
                                                   --------      --------
    Total liabilities and stockholders' equity     $273,192      $249,495
                                                   ========      ========

                 See notes to consolidated financial statements.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                               Six Months Ended
                                                 December 31,
                                               ----------------
                                             2000               1999
                                        -------------    ----------------
                                                        (Restated, Note 2)
                                                   (Unaudited)
                                       (In thousands, except per share data)

Net sales                                  $109,576          $ 84,547
Cost of sales                                65,284            55,765
                                           --------          --------
  Gross profit                               44,292            28,782
                                           --------          --------
Selling, general and administrative costs    20,293            15,945
Research and development costs                7,478             5,200
Acquired in-process research and
  development (Note 2)                        1,500              -
                                           --------          --------
                                             29,271            21,145
                                           --------          --------
  Operating income                           15,021             7,637
                                           --------          --------
Other expense (income)
  Interest expense                              758             1,297
  Other expense (income)                     (1,951)              236
                                           --------          --------
    Total other expense (income)             (1,193)            1,533
                                           --------          --------
Income before income taxes                   16,214             6,104
Provision for income taxes                    5,500             2,300
                                           --------          --------
Income before cumulative effect
  of a change in accounting                  10,714             3,804
Cumulative effect of a change
  in accounting, net of tax (Note 4)            132              -
                                           --------          --------
Net income                                 $ 10,846          $  3,804
                                           ========          ========
Net income per common share:
  Basic
    Income before cumulative effect          $.19               $.08
    Cumulative effect of a change
      in accounting                           -                  -
                                             ----               ----
    Net income                               $.19               $.08
                                             ====               ====
  Diluted
    Income before cumulative effect          $.18               $.08
    Cumulative effect of a change
      in accounting                           -                  -
                                             ----               ----
    Net income                               $.18               $.08
                                             ====               ====
Weighted average number of
  common shares outstanding:
    Basic                                    57,136            46,871
                                           ========          ========
    Diluted                                  60,808            49,153
                                           ========          ========

                 See notes to consolidated financial statements.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                Three Months Ended
                                                   December 31,
                                                ------------------
                                             2000               1999
                                          ----------      ----------------
                                                         (Restated, Note 2)
                                                   (Unaudited)
                                         (In thousands, except per share data)

Net sales                                  $ 58,448          $ 41,912
Cost of sales                                33,621            28,377
                                           --------          --------
  Gross profit                               24,827            13,535
                                           --------          --------
Selling, general and administrative costs    10,828             8,501
Research and development costs                4,454             2,646
Acquired in-process research and
  development (Note 2)                        1,500              -
                                           --------          --------
                                             16,782            11,147
                                           --------          --------
  Operating income                            8,045             2,388
                                           --------          --------
Other expense (income)
  Interest expense                              388               666
  Other expense (income)                       (843)              (28)
                                           --------          --------
    Total other expense (income)               (455)              638
                                           --------          --------
Income before income taxes                    8,500             1,750
Provision for income taxes                    2,875               725
                                           --------          --------
Net income                                 $  5,625          $  1,025
                                           ========          ========
Net income per common share:
  Basic                                      $.10               $.02
                                             ====               ====
  Diluted                                    $.09               $.02
                                             ====               ====
Weighted average number of
  common shares outstanding:
    Basic                                    57,658            46,728
                                           ========          ========
    Diluted                                  61,601            48,051
                                           ========          ========


                 See notes to consolidated financial statements.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Six Months Ended
                                                         December 31,
                                                  -------------------------
                                                    2000           1999
                                                  --------        --------
                                                              (Restated, Note 2)
                                                         (Unaudited)
                                                       (In thousands)
Cash Flows From Operating Activities:
 Net income                                        $ 10,846        $  3,804
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Acquired in-process research and development       1,500            -
   Depreciation and amortization                      5,381           4,513
   Amortization of deferred gain                       (547)           (294)
   Tax benefit of stock option
     exercises (Note 8)                               6,042             134
   Deferred income taxes                               (474)           (164)
   Other, net                                           153             209
 Change in operating  assets and  liabilities,
   net of effects from  purchase of businesses:
   Decrease (increase) in accounts receivable         8,916           2,642
   Decrease (increase) in inventories                (2,926)         (3,081)
   Decrease (increase) in prepaid expenses
    and other assets                                 (1,128)           (127)
   Increase (decrease) in accounts payable, accrued
    expenses and other liabilities                   (5,231)         (2,933)
   Increase (decrease) in income taxes payable         (120)            452
                                                   --------        --------
Net Cash Provided By Operating Activities            22,412           5,155
                                                   --------        --------
Cash Flows From Investing Activities:
  Payment for purchase of businesses, net of
    cash acquired                                   (14,724)           -
  Capital expenditures                               (6,921)         (3,009)
  Purchase of marketable securities                 (19,644)           -
  Proceeds from sale of marketable securities         5,356            -
  Proceeds from sale of property, plant and equipment  -              1,687
  Other, net                                              1             (34)
                                                   --------        --------
Net Cash Used In Investing Activities               (35,932)         (1,356)
                                                   --------        --------
Cash Flows From Financing Activities:
  Borrowings under debt agreements                      542             294
  Debt repayments                                    (3,222)         (3,158)
  Proceeds from the exercise of stock options
    and warrants                                      2,424             827
  Amounts paid for withholding taxes on stock
    option exercises                                (17,442)            (47)
  Withholding taxes collected for stock option
    exercises                                        13,232              45
  Purchase of treasury stock                           -             (1,990)
                                                   --------        --------
Net Cash Used In Financing Activities                (4,466)         (4,029)
                                                   --------        --------
Net Increase (Decrease) In Cash
  And Cash Equivalents                              (17,986)           (230)
Cash And Cash Equivalents At Beginning Of Period     54,732           2,747
                                                   --------        --------
Cash And Cash Equivalents At End Of Period         $ 36,746        $  2,517
                                                   ========        ========

                 See notes to consolidated financial statements.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation
     ---------------------

     The consolidated balance sheet of Aeroflex Incorporated and Subsidiaries ("the Company") as of December 31, 2000 and the related consolidated statements of earnings for the six and three months ended December 31, 2000 and 1999 and the consolidated statements of cash flows for the six months ended December 31, 2000 and 1999 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2000 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2000 annual report to shareholders. There have been no changes of significant accounting policies since June 30, 2000 except as disclosed in Note 4. Certain reclassifications have been made to previously reported financial statements to conform to current classifications.

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

     The Company evaluated the acquired tangible and identifiable intangible assets to serve as a basis for allocation of the purchase price. The Company allocated the purchase price, including acquisition costs of approximately $100,000, as follows:

                                                            (In thousands)

               Net tangible assets                             $ 6,879
               Existing technology                               2,970
               Excess costs over fair value of net assets
                 acquired                                        2,751
               In-process research and development               1,500
                                                               -------
                                                               $14,100
                                                               =======

     The existing technology and costs in excess of fair value of net assets are being amortized on a straight-line basis over 7 years. The acquired in-process research and development was not considered to have reached technological feasibility and, in accordance with generally accepted accounting principles, the value of such has been expensed in the quarter ended December 31, 2000.

     Summarized below are the unaudited pro forma results of operations of the Company as if RDL had been acquired at the beginning of the fiscal periods presented. The $1.5 million write-off has been included in the December 31, 2000 pro forma income but not the December 31, 1999 pro forma income in order to provide comparability to the respective historical periods.

                                             Pro Forma
                                          Six Months Ended
                                             December 31,
                                         -------------------
                                         2000           1999
                                         ----           ----
                                (In thousands, except per share data)

     Net Sales                          $114,458      $ 92,210
     Income before
       cumulative effect
       of a change in
       accounting                         10,270         3,497

     Income before
       cumulative effect
       of a change in
       accounting per share:
       Basic                              $ .18        $ .07
       Diluted                              .17          .07


     The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of the periods presented or of future operating results of the combined companies.

     Altair
     ------

     On October 16, 2000, the Company issued 550,000 (after adjustment for the 2-for-1 stock split effective in November 2000) shares of its common stock for all the outstanding common stock of Altair Aerospace Corporation ("Altair"). Altair designs and develops advanced object-oriented control systems software based upon a proprietary software engine. This business combination has been accounted for as a pooling-of-interests and, accordingly, for all periods prior to the business combination, the Company's historical consolidated financial statements have been restated to include the accounts and results of operations of Altair. The acquired company's net sales were approximately $3.0 million for the year ended December 31, 2000.

     For periods preceding the combination, there were no intercompany transactions which required elimination from the combined consolidating results of operations and there were no adjustments necessary to conform the accounting practices of the two companies.

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

A reconciliation of the numerators and denominators of the Basic EPS and Diluted EPS calculations is as follows:

                                                   Six Months
                                               Ended December 31,
                                            -----------------------
                                              2000          1999
                                              ----          ----
                                       (In thousands, except per share data)

Income before cumulative effect
  of a change in accounting                 $10,714       $ 3,804
Cumulative effect of a change in
  accounting, net of tax                        132          -
                                            -------       -------
Net income                                  $10,846       $ 3,804
                                            =======       =======
Computation of Adjusted Weighted
  Average Shares Outstanding:
Weighted average shares outstanding          57,136        46,871
Add: Effect of dilutive options and
  warrants outstanding                        3,672         2,282
                                            -------       -------
Weighted average shares and common
  share equivalents used for computation
  of diluted earnings per common share       60,808        49,153
                                            =======       =======
Income per share - Basic:
  Income before cumulative effect             $.19          $.08
  Cumulative effect of a change in
    accounting                                 -             -
                                              ----          ----
  Net income                                  $.19          $.08
                                              ====          ====
Income per share - Diluted:
  Income before cumulative effect             $.18          $.08
  Cumulative effect of a change in
    accounting                                 -             -
                                              ----          ----
  Net income                                  $.18          $.08
                                              ====          ====

                                                  Three Months
                                               Ended December 31,
                                               ------------------
                                              2000          1999
                                              ----          ----
                                       (In thousands, except per share data)


Net income                                  $ 5,625       $ 1,025
                                            =======       =======
Computation of Adjusted Weighted
  Average Shares Outstanding:
Weighted average shares outstanding          57,658        46,728
Add: Effect of dilutive options and
  warrants outstanding                        3,943         1,323
                                            -------      --------
Weighted average shares and common
  share equivalents used for computation
  of diluted earnings per common share       61,601        48,051
                                            =======      ========
Income per share:
  Basic                                       $.10          $.02
                                              ====          ====
  Diluted                                     $.09          $.02
                                              ====          ====

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

5.   Comprehensive Income
     --------------------

     The net of tax components of comprehensive income for the six and three months ended December 31, 2000 and 1999 are as follows:

                                   Six Months                 Three Months
                                Ended December 31,           Ended December 31,
                                ------------------           ------------------
                               2000           1999          2000           1999
                               ----           ----          ----           ----

   Net income                 $10,846       $ 3,804       $ 5,625        $ 1,025

   Unrealized gain (loss) on
     interest rate swap
     agreement                    (26)         -              (86)          -

   Unrealized investment
     gain (loss)                  (71)         -              (25)          -

   Foreign currency
     translation adjustment       (42)         -                4           -
                              -------       -------       -------        -------
   Total comprehensive income $10,707       $ 3,804       $ 5,518        $ 1,025
                              =======       =======       =======        =======

6.   Bank Loan Agreements
     --------------------

     As of February 25, 1999, the Company replaced a previous agreement with a revised revolving credit, term loan and mortgage agreement with two banks which is secured by substantially all of the Company's assets not otherwise encumbered. The agreement provided for a revolving credit line of $23.0 million, a term loan of $20.0 million and a mortgage on its Plainview property for $4.5 million. The revolving credit loan facility expires in December 2002. The term loan was fully paid with the proceeds from the Company's sale of its Common Stock in May 2000. The interest rate on borrowings under this agreement is at various rates depending upon certain financial ratios, with the current rate substantially equivalent to 30-day LIBOR (approximately 6.4% at December 31, 2000) plus 1% on the revolving credit borrowings. The Company paid a facility fee of $100,000 and is required to pay a commitment fee of .25% per annum of the average unused portion of the credit line. The mortgage is payable in monthly installments of approximately $26,000 through March 2008 and a balloon payment of $1.6 million in April 2008. The Company has entered into an interest rate swap agreement for the outstanding amount under the mortgage agreement at approximately 7.6% in order to reduce the interest rate risk associated with these borrowings.

     The terms of the agreement require compliance with certain covenants including minimum consolidated tangible net worth and pretax earnings, maintenance of certain financial ratios, limitations on capital expenditures and indebtedness and prohibition of the payment of cash dividends. In connection with the purchase of certain materials for use in manufacturing, the Company has a letter of credit of $2.0 million. At December 31, 2000, the Company's available unused line of credit was approximately $21.0 million after consideration of the letter of credit.

7.   Inventories
     -----------

     Inventories consist of the following:

                                     December 31,        June 30,
                                        2000               2000
                                     ------------        --------
                                            (In thousands)
                    Raw Materials     $ 25,049           $ 20,392
                    Work in Process     16,062             12,783
                    Finished Goods       4,067              4,192
                                      --------           --------
                                      $ 45,178           $ 37,367
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

     The Company recorded credits of $17.5 million and $134,000 to additional paid-in capital during the six months ended December 31, 2000 and 1999, respectively, in connection with the tax benefit related to compensation deductions on the exercise of stock options, including $6.0 million and $134,000, respectively, which reduced the current tax payable. The balance was recorded as a net operating loss deferred tax asset.

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

     Isolator Products

                                                       For The Six Months Ended
                                                             December 31,
                                                     ---------------------------
     Business Segment Data:                              2000             1999
                                                         ----             ----
                                                             (In thousands)
     Net sales:
       Microelectronics                              $  66,716          $  49,872
       Test, Measurement and
         Other Electronics                              33,761             25,641
       Isolator Products                                 9,099              9,034
                                                     ---------          ---------
         Net sales                                   $ 109,576          $  84,547
                                                     =========          =========
     Operating income:
       Microelectronics                              $  16,827          $   8,368
       Test, Measurement and
         Other Electronics                               2,859                264
       Isolator Products                                   897                992
       General corporate expenses                       (4,062)            (1,987)
                                                     ---------          ---------
                                                        16,521              7,637

     Acquired in-process research
       and development (1)                              (1,500)              -
     Interest expense                                     (758)            (1,297)
     Other income(expense), net                          1,951               (236)
                                                     ---------          ---------
         Income before income taxes                  $  16,214          $   6,104
                                                     =========          =========

                                                      For The Three Months Ended
                                                              December 31,
                                                     ----------------------------
     Business Segment Data: (continued)                  2000             1999
                                                         ----             ----
                                                             (In thousands)
     Net sales:
       Microelectronics                              $  34,443          $  24,836
       Test, Measurement and
         Other Electronics                              19,617             12,535
       Isolator Products                                 4,388              4,541
                                                     ---------          ---------
         Net sales                                   $  58,448          $  41,912
                                                     =========          =========
     Operating income:
       Microelectronics                              $   8,727          $   3,433
       Test, Measurement and
         Other Electronics                               2,627               (449)
       Isolator Products                                   402                464
       General corporate expenses                       (2,211)            (1,060)
                                                     ---------          ---------
                                                         9,545              2,388

     Acquired in-process research
       and development (1)                              (1,500)              -
     Interest expense                                     (388)              (666)
     Other income (expense), net                           843                 28
                                                     ---------          ---------
         Income before income taxes                  $   8,500          $   1,750
                                                     =========          =========

(1) The charge for the write-off of in-process research and development acquired in the purchase of RDL is allocable fully to the Test, Measurement and Other Electronics segment.

11.  Recent Accounting Pronouncements
     --------------------------------

     The SEC has issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides the Staff's interpretations of the application of generally accepted revenue recognition accounting principles. The Company must adopt SAB 101 by April 1, 2001. Management does not expect the adoption to have a material effect on its consolidated financial statements.

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

     Approximately 33% of our sales for fiscal 2000 and 42% of our sales for fiscal 1999 were to agencies of the United States Government or to prime defense contractors or subcontractors of the United States Government. Our overall dependence on the military has been declining due to a focusing of resources towards developing standard products for commercial markets.

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

Six Months  Ended  December 31, 2000  Compared to Six Months Ended  December 31,
1999

     Net Sales. Net sales increased 29.6% to $109.6 million for the six months ended December 31, 2000 from $84.5 million for the six months ended December 31, 1999. Net sales in the microelectronics segment increased 33.8% to $66.7 million for the six months ended December 31, 2000 from $49.9 million for the six months ended December 31, 1999 due primarily to increased sales volume in microelectronic modules and thin film interconnects. Net sales in the test, measurement and other electronics segment increased 31.7% to $33.8 million for the six months ended December 31, 2000 from $25.6 million for the six months ended December 31, 1999 primarily due to increased sales volume in frequency synthesizers (primarily shipments of the FS-1000 for use in commercial communications test systems) and the acquisition of RDL, Inc. in October, 2000 offset, in part, by reductions in sales in high speed automatic test systems (primarily due to the completion of satellite payload test equipment for Hughes Space and Communications). Net sales in the isolator products segment were $9.1 million for the six months ended December 31, 2000 and $9.0 million for the six months ended December 31, 1999.

     Gross Profit. Cost of sales includes materials, direct labor and overhead expenses such as engineering labor, fringe benefits, allocable occupancy costs, depreciation and manufacturing supplies. Gross profit increased 53.9% to $44.3 million for the six months ended December 31, 2000 from $28.8 million for the six months ended December 31, 1999. Gross margin increased to 40.4% for the six months ended December 31, 2000 from 34.0% for the six months ended December 31, 1999. The increases were primarily a result of the increased sales volume in both the microelectronics segment and in frequency synthesizers offset, in part, by reduced margins in high speed automatic test systems.

     Selling, General and Administrative Costs. Selling, general and administrative costs include office and management salaries, fringe benefits and commissions. Selling, general and administrative costs increased 27.3% to $20.3 million (18.5% of net sales) for the six months ended December 31, 2000 from $15.9 million (18.9% of net sales) for the six months ended December 31, 1999. The increase was primarily due to both higher corporate expenses and increased expenses in microelectronics as a result of this segment's increased growth.

     Research and Development Costs. Research and development costs include material, engineering labor and allocated overhead. Our self-funded research and development costs increased 43.8% to $7.5 million (6.8% of net sales) for the six months ended December 31, 2000 from $5.2 million (6.2% of net sales) for the six months ended December 31, 1999. The increase was primarily due to increased costs in frequency synthesizers and high speed automatic test systems.

     Acquired In-Process Research and Development. In connection with the acquisition of RDL, Inc., we allocated $1.5 million of the purchase price to incomplete research and development projects. This allocation represents the estimated fair value based on future cash flows that have been adjusted by the projects' completion percentage. At the acquisition date, the development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, we expensed these costs as of the acquisition date. The value assigned to this asset was determined by identifying significant research projects for which technological feasibility had not been established.

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

     Revenue growth rates for RDL were estimated based on a detailed forecast, as well as discussions with the finance, marketing and engineering personnel of RDL. Allocation of total RDL projected revenues to in-process research and development was based on discussions with RDL's management. A significant portion of RDL's future revenues was expected to originate from the sale of products that were not yet completed at acquisition. However, RDL's existing products and technologies are expected to generate sales through 2007.

     Selling, general and administrative expenses and profitability estimates were determined based on forecasts as well as an analysis of comparable companies' margin expectations.

     The projections utilized in the transaction pricing and purchase price allocation exclude the potential synergetic benefits related specifically to our ownership. Due to the relatively early stage of the development and reliance on future, unproven products and technologies, the cost of capital (discount rate) for RDL was estimated using venture capital rates of return. Due to the nature of the forecast and the risks associated with the projected growth and profitability of the development projects, a discount rate of 25 percent was used to discount cash flows from the in-process products. This discount rate was commensurate with RDL's market position, the uncertainties in the economic estimates described above, the inherent uncertainty surrounding the successful development of the purchased in-process technology, the useful life of such technology, the profitability levels of such technology, and the uncertainty related to technological advances that could render even RDL's development stage technologies obsolete.

     We believe that the foregoing assumptions used in the forecasts were reasonable at the time of the acquisition. No assurance can be given, however, that the underlying assumptions used to estimate sales, development costs or profitability, or the events associated with such projects will transpire as estimated. For these reasons, actual results may vary from projected results.

     Remaining development efforts for RDL's research and development include various phases of design, development and testing. Funding for such projects is expected to come from internally generated sources.

     As evidenced by the continued support of the development of RDL's projects, we believe we have a reasonable chance of successfully completing the research and development programs. However, as with all of our technology development, there is risk associated with the completion of the RDL's research and development projects, and there is no assurance that technological or commercial success will be achieved.

     If the development of RDL's in-process research and development project is unsuccessful, our sales and profitability may be adversely affected in future periods. Commercial results are also subject to certain market events and risks, which are beyond our control, such as trends in technology, changes in government regulation, market size and growth, and product introduction or other actions by competitors.

     Other Expense (Income). Interest expense decreased to $758,000 for the six months ended December 31, 2000 from $1.3 million for the six months ended December 31, 1999, primarily due to reduced levels of borrowings. Other income of $2.0 million for the six months ended December 31, 2000 consists primarily of $2.1 million of interest income offset by a $206,000 decrease in the fair value of our interest rate swap agreements. Other expense of $236,000 for the six months ended December 31, 1999 consisted primarily of a $300,000 expense for the settlement of a lawsuit and $49,000 of interest income. Interest income increased due to increased levels of cash equivalents. The decreased levels of borrowings and the increased levels of cash equivalents resulted from the net proceeds of $68.5 million from stock issued in a public offering completed in May 2000.

     Provision for Income Taxes. Income taxes increased 139.1% to $5.5 million (an effective income tax rate of 33.9%) for the six months ended December 31, 2000 from $2.3 million (an effective income tax rate of 37.7%) for the six months ended December 31, 1999. The income tax provisions for the two periods differed from the amount computed by applying the U.S. Federal income tax rate to income before income taxes primarily due to state and local income taxes and research and development credits.

Three Months Ended December 31, 2000 Compared to Three Months Ended December 31, 1999

     Net Sales. Net sales increased 39.5% to $58.4 million for the three months ended December 31, 2000 from $41.9 million for the three months ended December 31, 1999. Net sales in the microelectronics segment increased 38.7% to $34.4 million for the three months ended December 31, 2000 from $24.8 million for the three months ended December 31, 1999 due primarily to increased sales volume in microelectronic modules and thin film interconnects. Net sales in the test, measurement and other electronics segment increased 56.5% to $19.6 million for the three months ended December 31, 2000 from $12.5 million for the three months ended December 31, 1999 primarily due to the acquisition of RDL, Inc. in October, 2000 and increased sales volume in frequency synthesizers (primarily shipments of the FS-1000 for use in commercial communications test systems) offset, in part, by reductions in sales in high speed automatic test systems (primarily due to the completion of satellite payload test equipment for Hughes Space and Communications). Net sales in the isolator products segment were $4.4 million for the three months ended December 31, 2000 and $4.5 million for the three months ended December 31, 1999.

     Gross Profit. Gross profit increased 83.4% to $24.8 million for the three months ended December 31, 2000 from $13.5 million for the three months ended December 31, 1999. Gross margin increased to 42.5% for the three months ended December 31, 2000 from 32.3% for the three months ended December 31, 1999. The increases were primarily a result of the increased sales volume in both the microelectronics segment and in frequency synthesizers.

     Selling, General and Administrative Costs. Selling, general and administrative costs increased 27.4% to $10.8 million (18.5% of net sales) for the three months ended December 31, 2000 from $8.5 million (20.3% of net sales) for the three months ended December 31, 1999. The increase was primarily due to higher corporate expenses, increased expenses in microelectronics as a result of this segment's increased growth and the addition of the expenses of RDL.

     Research and Development Costs. Our self-funded research and development costs increased 68.3% to $4.5 million (7.6% of net sales) for the three months ended December 31, 2000 from $2.6 million (6.3% of net sales) for the three months ended December 31, 1999. The increase was primarily due to increased costs in frequency synthesizers and high speed automatic test systems and the addition of the expenses of RDL, Inc.

     Acquired In-Process Research and Development. In connection with the acquisition of RDL, Inc., we allocated $1.5 million of the purchase price to incomplete research and development projects. This allocation represents the estimated fair value based of future cash flows that have been adjusted by the projects' completion percentage. At the acquisition date, the development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, we expensed these costs as of the acquisition date.

     Other Expense (Income). Interest expense decreased to $388,000 for the three months ended December 31, 2000 from $666,000 for the three months ended December 31, 1999, primarily due to reduced levels of borrowings. Other income of $843,000 for the three months ended December 31, 2000 consists primarily of $960,000 of interest income offset by a $133,000 decrease in the fair value of our interest rate swap agreements. Other income of $28,000 for the three months ended December 31, 1999 consisted primarily of interest income. Interest income increased due to increased levels of cash equivalents. The decreased levels of borrowings and the increased levels of cash equivalents resulted from the net proceeds of $68.5 million from stock issued in a public offering completed in May 2000.

     Provision for Income Taxes. Income taxes increased 296.6% to $2.9 million (an effective income tax rate of 33.8%) for the three months ended December 31, 2000 from $725,000 (an effective income tax rate of 41.4%) for the three months ended December 31, 1999. The income tax provisions for the two periods differed from the amount computed by applying the U.S. Federal income tax rate to income before income taxes primarily due to state and local income taxes and research and development credits.

Liquidity and Capital Resources

     As of December 31, 2000, we had $134.6 million in working capital. Our current ratio was 5.9 to 1 at December 31, 2000. As of February 25, 1999, we replaced a previous agreement with a revised revolving credit, term loan and mortgage agreement with two banks which is secured by substantially all of our assets not otherwise encumbered. The agreement provided for a revolving credit line of $23.0 million, a term loan of $20.0 million and a mortgage on our Plainview property for $4.5 million. The revolving credit loan facility expires in December 2002. The term loan was fully paid in May 2000 with the proceeds from the sale of our Common Stock. The interest rate on borrowings under this agreement is at various rates depending upon certain financial ratios, with the current rate substantially equivalent to 30-day LIBOR (approximately 6.4% at December 31, 2000) plus 1% on the revolving credit borrowings. The mortgage is payable in monthly installments of approximately $26,000 through March 2008 and a balloon payment of $1.6 million in April 2008. We have entered into an interest rate swap agreement for the outstanding amount under the mortgage agreement at approximately 7.6% in order to reduce the interest rate risk associated with these borrowings.

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

     Our backlog of orders was $147.0 million at December 31, 2000 and $100.0 million at December 31, 1999.

     For the six months ended December 31, 2000, our operations provided cash of $22.4 million from our continued profitability, the collection of receivables and the tax benefit of stock option and warrant exercises. For the six months ended December 31, 2000, our investing activities used cash of $35.9 million including $14.7 million for purchases of businesses, $19.6 million for the purchase of available-for-sale securities and $6.9 million for capital expenditures offset, in part, by $5.4 million of proceeds from the sale of available-for-sale marketable securities. For the six months ended December 31, 2000, our financing activities used cash of $4.5 million primarily for the withholding taxes paid on the exercise of stock options offset, in part, by the proceeds from and taxes withheld on the exercise of such stock options and warrants.

     We believe that existing cash, cash equivalents and marketable securities coupled with internally generated funds and available lines of credit will be sufficient for our working capital requirements, capital expenditure needs and the servicing of our debt for at least the next twelve months. At December 31, 2000, our available unused line of credit was $21.0 million after consideration of the letter of credit.

Market Risk

     We are exposed to market risk related to changes in interest rates and, to an immaterial extent, to foreign currency exchange rates. Most of our debt is at fixed rates of interest or at a variable rate with an interest rate swap agreement which effectively converts the variable rate debt into fixed rate debt. Therefore, if market interest rates increase by 10 percent from levels at December 31, 2000, the effect on our net income would not be material. Most of our invested cash and marketable securities are at variable rates of interest. If market interest rates decrease by 10 percent from levels at December 31, 2000, the effect on our net income would be a reduction of approximately $240,000 per year.

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

            None

       (b)  Reports on Form 8-K

            None

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        AEROFLEX INCORPORATED
                                             (REGISTRANT)



February 14, 2001                By: s/Michael Gorin
                                     ------------------------------
                                       Michael Gorin
                                   President, Chief Financial Officer
                                     and Principal Accounting Officer