Form 10-Q
period 2001-03-31
AEROFLEX INC
filed 2001-05-15
CIK 2601

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

For the quarter ended         March 31, 2001
                      -------------------------------
Commission File Number 000-02324


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

      Yes         X                      No
         --------------------              --------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         May 10, 2001                      59,605,544 shares (excluding 4,388 shares held in treasury)
----------------------------------------------------------------------------------------------------------------
          (Date)                                                    (Number of Shares)

           NOTE: THIS IS PAGE 1 OF A DOCUMENT CONSISTING OF 25 PAGES.
                                                            --

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES


                                      INDEX



                                                                      PAGE
                                                                      ----

PART I:  FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS
      March 31, 2001 and June 30, 2000                                 3-4

CONSOLIDATED STATEMENTS OF EARNINGS
      Nine Months Ended March 31, 2001 and 2000                        5

CONSOLIDATED STATEMENTS OF EARNINGS
      Three Months Ended March 31, 2001 and 2000                       6

CONSOLIDATED STATEMENTS OF CASH FLOWS
      Nine Months Ended March 31, 2001 and 2000                        7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            8-16

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS
    Nine and Three Months Ended March 31, 2001 and 2000              17-23

PART II:  OTHER INFORMATION                                            24

SIGNATURES                                                             25


                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                           March 31,           June 30,
                                                             2001                2000
                                                         -------------       ------------
                                                          (Unaudited)    (Restated, Note 2)
                                                                  (In thousands)

ASSETS

Current assets:
  Cash and cash equivalents                               $ 58,945           $ 54,732
  Marketable securities                                     10,302             11,512
  Accounts receivable, less allowance for
      doubtful accounts of $531,000 and $509,000            53,422             51,777
  Inventories, net                                          47,790             37,367
  Deferred income taxes                                      5,759              5,317
  Prepaid expenses and other current assets                  3,902              2,859
                                                          --------           --------
       Total current assets                                180,120            163,564

Property, plant and equipment, net                          61,462             52,251
Intangible assets acquired in connection with
  the purchase of businesses, net                           21,110             12,839
Cost in excess of fair value of net assets
  of businesses acquired, net                               21,089             13,380
Deferred income taxes                                       12,073              3,094
Other assets                                                 5,507              4,367
                                                          --------           --------
      Total assets                                        $301,361           $249,495
                                                          ========           ========



                 See notes to consolidated financial statements.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (continued)



                                                      March 31,           June 30,
                                                        2001                2000
                                                    -------------       ------------
                                                     (Unaudited)    (Restated, Note 2)
                                                             (In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                 $   1,743           $   2,102
  Accounts payable                                     12,832              12,629
  Accrued expenses and other current liabilities       18,358              15,247
                                                    ---------           ---------
    Total current liabilities                          32,933              29,978

Long-term debt                                         11,990              12,983
Other long-term liabilities                             5,061               4,890
                                                    ---------           ---------

    Total liabilities                                  49,984              47,851
                                                    ---------           ---------

Stockholders' equity:
 Preferred Stock, par value $.10 per share;
   authorized 1,000,000 shares:
   Series A Junior Participating Preferred
   Stock, par value $.10 per share,
   authorized 80,000; none issued                        --                  --
 Common Stock, par value $.10 per share;
   authorized 80,000,000 shares; issued
   59,589,000 and 28,110,000 shares                     5,959               2,811
 Additional paid-in capital                           219,754             190,141
 Accumulated other comprehensive income (loss)           (192)                 82
 Retained earnings                                     25,870               8,690
                                                    ---------           ---------
                                                      251,391             201,724

 Less:  Treasury stock, at cost (4,000 and
 25,000 shares)                                            14                  80
                                                    ---------           ---------

    Total stockholders' equity                        251,377             201,644
                                                    ---------           ---------

    Total liabilities and stockholders' equity      $ 301,361           $ 249,495
                                                    =========           =========



                 See notes to consolidated financial statements.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS


                                                                      Nine Months Ended
                                                                          March 31,
                                                                 ----------------------------
                                                                2001                    2000
                                                            ------------             -----------
                                                                                (Restated, Note 2)
                                                                        (Unaudited)
                                                             (In thousands, except per share data)

Net sales                                                    $ 173,602               $ 131,601
Cost of sales                                                  101,181                  85,606
                                                             ---------               ---------
  Gross profit                                                  72,421                  45,995
                                                             ---------               ---------

Selling, general and administrative costs                       32,143                  24,810
Research and development costs                                  13,101                   8,475
Acquired in-process research and
  development (Note 2)                                           2,500                    --
                                                             ---------               ---------
                                                                47,744                  33,285
                                                             ---------               ---------
  Operating income                                              24,677                  12,710
                                                             ---------               ---------

Other expense (income)
  Interest expense                                               1,078                   1,917
  Other expense (income)                                        (2,749)                    (16)
                                                             ---------               ---------
    Total other expense (income)                                (1,671)                  1,901
                                                             ---------               ---------
Income before income taxes                                      26,348                  10,809
Provision for income taxes                                       9,300                   3,900
                                                             ---------               ---------

Income before cumulative effect
  of a change in accounting                                     17,048                   6,909
Cumulative effect of a change
  in accounting, net of tax (Note 4)                               132                    --
                                                             ---------               ---------
Net income                                                   $  17,180               $   6,909
                                                             =========               =========

Net income per common share:
  Basic
    Income before cumulative effect                          $     .30               $     .15
    Cumulative effect of a change
      in accounting                                               --                      --
                                                             ---------               ---------
    Net income                                               $     .30               $     .15
                                                             =========               =========

  Diluted
    Income before cumulative effect                          $     .28               $     .14
    Cumulative effect of a change
      in accounting                                               --                      --
                                                             ---------               ---------
    Net income                                               $     .28               $     .14
                                                             =========               =========

Weighted average number of common shares outstanding:
    Basic                                                       57,584                  46,914
                                                             =========               =========
    Diluted                                                     60,920                  50,019
                                                             =========               =========





                 See notes to consolidated financial statements.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS


                                                                      Three Months Ended
                                                                            March 31,
                                                                      -------------------
                                                                 2001                    2000
                                                             ------------             -----------
                                                                                  (Restated, Note 2)
                                                                            (Unaudited)
                                                               (In thousands, except per share data)
Net sales                                                      $ 64,026                  $ 47,054
Cost of sales                                                    35,897                    29,841
                                                               ---------                 ---------
  Gross profit                                                   28,129                    17,213
                                                               ---------                 ---------

Selling, general and administrative costs                        11,850                     8,865
Research and development costs                                    5,623                     3,275
Acquired in-process research and
  development (Note 2)                                            1,000                      --
                                                               ---------                 ---------
                                                                 18,473                    12,140
                                                               ---------                 ---------
  Operating income                                                9,656                     5,073
                                                               ---------                 ---------

Other expense (income)
  Interest expense                                                  320                       620
  Other expense (income)                                           (798)                     (252)
                                                               ---------                 ---------
    Total other expense (income)                                   (478)                      368
                                                               ---------                 ---------
Income before income taxes                                       10,134                     4,705
Provision for income taxes                                        3,800                     1,600
                                                               ---------                 ---------

Net income                                                     $  6,334                  $  3,105
                                                               =========                 =========

Net income per common share:
  Basic                                                            $.11                      $.07
                                                                   =====                     =====

  Diluted                                                          $.10                      $.06
                                                                   =====                     =====

Weighted average number of common shares outstanding:
    Basic                                                        58,480                    47,000
                                                               =========                 =========
    Diluted                                                      61,145                    51,752
                                                               =========                 =========


                 See notes to consolidated financial statements.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Nine Months Ended
                                                                                                March 31,
                                                                                       ---------------------------
                                                                                         2001               2000
                                                                                      ----------         ----------
                                                                                                     (Restated, Note 2)
                                                                                                (Unaudited)
                                                                                               (In thousands)
Cash Flows From Operating Activities:
 Net income                                                                            $ 17,180           $  6,909
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Acquired in-process research and development                                           2,500              --
   Depreciation and amortization                                                          8,284              6,846
   Amortization of deferred gain                                                           (696)              (441)
   Tax benefit from stock option
     exercises (Note 8)                                                                  10,015              4,119
   Deferred income taxes                                                                    431               (122)
   Other, net                                                                               248                288
 Change in operating assets and liabilities, net of effects from purchase of businesses:
   Decrease (increase) in accounts receivable                                               349                (22)
   Decrease (increase) in inventories                                                    (5,430)            (5,345)
   Decrease (increase) in prepaid expenses
    and other assets                                                                     (1,299)            (1,465)
   Increase (decrease) in accounts payable, accrued
    expenses and other liabilities                                                          239               (131)
   Increase (decrease) in income taxes payable                                             --                 (908)
                                                                                       --------           --------

Net Cash Provided By Operating Activities                                                31,821              9,728
                                                                                       --------           --------

Cash Flows From Investing Activities:
  Payment for purchase of businesses, net of
    cash acquired                                                                       (14,532)              --
  Capital expenditures                                                                  (10,332)            (5,437)
  Purchase of marketable securities                                                     (21,747)              --
  Proceeds from sale of marketable securities                                            22,833               --
  Proceeds from sale of property, plant and equipment                                      --                1,690
  Other, net                                                                                (52)               (39)
                                                                                       --------           --------

Net Cash Used In Investing Activities                                                   (23,830)            (3,786)
                                                                                       --------           --------

Cash Flows From Financing Activities:
  Borrowings under debt agreements                                                          613                508
  Debt repayments                                                                        (3,550)            (5,678)
  Proceeds from the exercise of stock options
    and warrants                                                                          3,369              4,816
  Amounts paid for withholding taxes on stock
    option exercises                                                                    (21,910)            (2,434)
  Withholding taxes collected for stock option
    exercises                                                                            17,700              2,432
  Purchase of treasury stock                                                               --               (1,990)
                                                                                       --------           --------

Net Cash Used In Financing Activities                                                    (3,778)            (2,346)
                                                                                       --------           --------
Net Increase (Decrease) In Cash
  And Cash Equivalents                                                                    4,213              3,596
Cash And Cash Equivalents At Beginning Of Period                                         54,732              2,747
                                                                                       --------           --------
Cash And Cash Equivalents At End Of Period                                             $ 58,945           $  6,343
                                                                                       ========           ========


                 See notes to consolidated financial statements.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The consolidated balance sheet of Aeroflex Incorporated and Subsidiaries ("the Company") as of March 31, 2001 and the related consolidated statements of earnings for the nine and three months ended March 31, 2001 and 2000 and the consolidated statements of cash flows for the nine months ended March 31, 2001 and 2000 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2001 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2000 annual report to shareholders. There have been no changes of significant accounting policies since June 30, 2000, except as disclosed in Note 4. Certain reclassifications have been made to previously reported financial statements to conform to current classifications.

     Results of operations for the nine and three month periods are not necessarily indicative of results of operations for the corresponding years.

     Foreign Currency Translations

     The financial statements of the Company's subsidiary in France are measured in the local currency and then translated into U.S. dollars using the current rate method. Under the current rate method, assets and liabilities are translated using the exchange rate at the balance sheet date. Revenues and expenses are translated at average rates prevailing throughout the year. Gains and losses resulting from the translation of financial statements of the foreign subsidiary are accumulated in other comprehensive income (loss) and presented as part of stockholders' equity. Exchange gains or losses from the settlement of foreign currency transactions are reflected in the consolidated statement of earnings.


2.   Acquisition of Businesses

     TriLink

     Effective March 23, 2001, the Company acquired all of the outstanding stock of TriLink Communications Corp. ("TriLink") for 1.1 million shares of Aeroflex common stock. TriLink designs, develops, manufacturers and markets fiber optic components for the communications industry, including Lithium Niobate modulators.

     The Company evaluated the acquired tangible and identifiable intangible assets to serve as a basis for allocation of the purchase price. The Company allocated the purchase price, including acquisition costs of approximately $300,000, as follows:

                                                              (In thousands)
         Net tangible assets                                     $ 1,134
         Identifiable intangible assets                            6,430
         Deferred income taxes on identifiable
           intangible assets                                      (2,250)
         Excess costs over fair value of net assets
           acquired                                                5,367
         In-process research and development                       1,000
                                                                 -------
                                                                 $11,681
                                                                 =======


     The existing technology and costs in excess of fair value of net assets are being amortized on a straight-line basis over 6 years. The acquired in-process research and development was not considered to have reached technological feasibility and, in accordance with accounting principles generally accepted in the United States of America, the value of such has been expensed in the quarter ended March 31, 2001. At the acquisition date, TriLink was conducting design, development, engineering and testing activities associated with the completion of its 10 GB modulator. TriLink expects to spend approximately $200,000 to complete all phases of the research and development. The anticipated completion date is between 6 and 9 months from the acquisition date, at which time the Company expects to begin benefiting from the developed technology.

     Summarized below are the unaudited pro forma results of operations of the Company as if TriLink had been acquired at the beginning of the fiscal periods presented. The $1.0 million write-off has been included in the March 31, 2001 pro forma income but not the March 31, 2000 pro forma income in order to provide comparability to the respective historical periods.

                                                            Pro Forma
                                                       Nine Months Ended
                                                            March 31,
                                                      --------------------
                                                  2001                      2000
                                                  ----                      ----
                                               (In thousands, except per share data)
         Net Sales                             $173,962                  $131,638
         Income before
           cumulative effect
           of a change in
           accounting                            15,666                     5,714

         Income before
           cumulative effect
           of a change in
           accounting per share:
             Basic                                 $.27                      $.12
             Diluted                                .25                       .11


     The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of the periods presented or of future operating results of the combined companies.

     RDL

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
                                                                       -------
                                                                       $14,100
                                                                       =======

     The existing technology and costs in excess of fair value of net assets are being amortized on a straight-line basis over 7 years. The acquired in-process research and development was not considered to have reached technological feasibility and, in accordance with accounting principles generally accepted in the United States of America, the value of such has been expensed in the quarter ended December 31, 2000. At the acquisition date, RDL was conducting design, development, engineering and testing activities associated with the completion of its defense and commercial product lines representing next-generation technologies. RDL expects to spend approximately $1.3 million to complete all phases of the research and development. Anticipated completion dates ranged from 13 to 17 months from the acquisition date, at which times the Company expects to begin benefiting from the developed technologies.

     Summarized below are the unaudited pro forma results of operations of the Company as if RDL had been acquired at the beginning of the fiscal periods presented. The $1.5 million write-off has been included in the March 31, 2001 pro forma income but not the March 31, 2000 pro forma income in order to provide comparability to the respective historical periods.

                                                                         Pro Forma
                                                                     Nine Months Ended
                                                                          March 31,
                                                                    --------------------
                                                                    2001            2000
                                                                    ----            ----
                                                            (In thousands, except per share data)
         Net sales                                                $178,484       $143,219
         Income before
           cumulative effect
           of a change in
           accounting                                               16,604          5,801

         Income before
           cumulative effect
           of a change in accounting per share:
             Basic                                                    $.29           $.12
             Diluted                                                   .27            .12

     The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of the periods presented or of future operating results of the combined companies.

     Altair

     On October 16, 2000, the Company issued 550,000 shares(after adjustment for the 2-for-1 stock split effective in November 2000) of its common stock for all the outstanding common stock of Altair Aerospace Corporation ("Altair"). Altair designs and develops advanced object-oriented control systems software based upon a proprietary software engine. This business combination has been accounted for as a pooling-of-interests and, accordingly, for all periods prior to the business combination, the Company's historical consolidated financial statements have been restated to include the accounts and results of operations of Altair. The acquired company's net sales were approximately $3.0 million for the year ended December 31, 2000.

     For periods preceding the combination, there were no intercompany transactions which required elimination from the combined consolidated results of operations and there were no adjustments necessary to conform the accounting practices of the two companies.

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

     Europtest

     Effective September 1, 1998, the Company acquired 90% of the stock of Europtest, S.A. (France) for approximately $1.1 million. The purchase agreement also requires that the Company purchase the remaining 10% of Europtest pro rata over a three-year period at prices determined based upon net sales of Europtest products. In each of March 2001 and October 1999, the Company purchased an additional 3.4% of Europtest's stock for approximately $47,000 and $54,000, respectively. Europtest develops and sells specialized software-driven test equipment used primarily in cellular, satellite and other communications applications.

3.   Earnings Per Share

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share," net income per common share ("Basic EPS") is computed by dividing net income by the weighted average common shares outstanding. Net income per common share, assuming dilution ("Diluted EPS") is computed by dividing net income by the weighted average common shares outstanding plus potential dilution from the exercise of stock options and warrants.

A reconciliation of the numerators and denominators of the Basic EPS and Diluted EPS calculations is as follows:


                                                                           Nine Months
                                                                          Ended March 31,
                                                                     ----------------------
                                                                     2001              2000
                                                                     ----              ----
                                                               (In thousands, except per share data)

Income before cumulative effect
  of a change in accounting                                        $ 17,048              $  6,909
Cumulative effect of a change in
  accounting, net of tax                                                132                  --
                                                                   --------              --------

Net income                                                         $ 17,180              $  6,909
                                                                   ========              ========

Computation of Adjusted Weighted
  Average Shares Outstanding:
Weighted average shares outstanding                                  57,584                46,914
Add: Effect of dilutive options and
  warrants outstanding                                                3,336                 3,105
                                                                   --------              --------
Weighted average shares and common
  share equivalents used for computation
  of diluted earnings per common share                               60,920                50,019
                                                                   ========              ========

Income per share - Basic:
  Income before cumulative effect                                    $.30                  $.15
  Cumulative effect of a change in
    accounting                                                        --                    --
                                                                     -----                 -----
  Net income                                                         $.30                  $.15
                                                                     =====                 =====

Income per share - Diluted:
  Income before cumulative effect                                    $.28                  $.14
  Cumulative effect of a change in
    accounting                                                        --                    --
                                                                     -----                 -----
  Net income                                                         $.28                  $.14
                                                                     =====                 =====



                                                                            Three Months
                                                                           Ended March 31,
                                                                    -------------------------
                                                                     2001               2000
                                                                     ----               ----
                                                                (In thousands, except per share data)

Net income                                                         $  6,334              $  3,105
                                                                   ========              ========

Computation of Adjusted Weighted
  Average Shares Outstanding:
Weighted average shares outstanding                                  58,480                47,000
Add: Effect of dilutive options and
  warrants outstanding                                                2,665                 4,752
                                                                   --------              --------
Weighted average shares and common
  share equivalents used for computation
  of diluted earnings per common share                               61,145                51,752
                                                                   ========              ========

Income per share:
  Basic                                                              $.11                  $.07
                                                                     =====                 =====
  Diluted                                                            $.10                  $.06
                                                                     =====                 =====


      Stock Split

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

5.    Comprehensive Income

      The components of comprehensive income for the nine and three months ended March 31, 2001 and 2000 are as follows:


                                       Nine Months                     Three Months
                                      Ended March 31,                 Ended March 31,
                                   ------------------------        ----------------------
                                    2001             2000           2001            2000
                                   ------          --------        ------          ------

Net income                        $ 17,180         $  6,909        $  6,334         $  3,105

Unrealized gain (loss) on
  interest rate swap
  agreement, net of tax                (81)            --               (55)            --

Unrealized investment
  gain (loss), net of tax             (109)            --               (38)            --

Foreign currency
  translation adjustment               (84)            --               (42)            --
                                  --------         --------        --------         --------

Total comprehensive income        $ 16,906         $  6,909        $  6,199         $  3,105
                                  ========         ========        ========         ========



6.    Bank Loan Agreements

      As of February 25, 1999, the Company replaced a previous agreement with a revised revolving credit, term loan and mortgage agreement with two banks which is secured by substantially all of the Company's assets not otherwise encumbered. The agreement provided for a revolving credit line of $23.0 million, a term loan of $20.0 million and a mortgage on its Plainview property for $4.5 million. The revolving credit loan facility expires in December 2002. The term loan was fully paid with the proceeds from the Company's sale of its Common Stock in May 2000. The interest rate on borrowings under this agreement is at various rates depending upon certain financial ratios, with the current rate substantially equivalent to prime (8.0% at March 31, 2001) on the revolving credit borrowings. The Company paid a facility fee of $100,000 and is required to pay a commitment fee of .25% per annum of the average unused portion of the credit line. The mortgage is payable in monthly installments of approximately $26,000 through March 2008 and a balloon payment of $1.6 million in April 2008. The Company has entered into an interest rate swap agreement for the outstanding amount under the mortgage agreement at approximately 7.6% in order to reduce the interest rate risk associated with these borrowings.

      The terms of the agreement require compliance with certain covenants including minimum consolidated tangible net worth and pretax earnings, maintenance of certain financial ratios, limitations on capital expenditures and indebtedness and prohibition of the payment of cash dividends. In connection with the purchase of certain materials for use in manufacturing, the Company has a letter of credit of $2.0 million. At March 31, 2001, the Company's available unused line of credit was approximately $21.0 million after consideration of the letter of credit.

7.    Inventories

      Inventories, net, consist of the following:


                                        March 31,            June 30,
                                          2001                 2000
                                      -------------        ------------
                                               (In thousands)
       Raw Materials                    $ 25,803             $ 20,392
       Work in Process                    19,021               12,783
       Finished Goods                      2,966                4,192
                                       ---------            ---------
                                        $ 47,790             $ 37,367
                                       =========            =========


8.    Income Taxes

      The Company is undergoing routine audits by various taxing authorities of several of its state and local income tax returns covering periods from 1994 to 1996. Management believes that the probable outcome of these various audits should not materially affect the consolidated financial statements of the Company.

      The Company recorded credits of $21.7 million and $4.1 million to additional paid-in capital during the nine months ended March 31, 2001 and 2000, respectively, in connection with the tax benefit related to compensation deductions on the exercise of stock options, including $10.0 million and $4.1 million, respectively, which reduced the current tax payable. The balance was recorded as a net operating loss deferred tax asset.

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

           Isolator Products





                                                                        For The Nine Months Ended
                                                                                 March 31,
                                                               ------------------------------------------
     Business Segment Data:                                               2001               2000
                                                                      -----------        -----------
                                                                             (In thousands)

     Net sales:
       Microelectronics                                               $ 107,709          $  75,986
       Test, Measurement and
         Other Electronics                                               51,450             41,466
       Isolator Products                                                 14,443             14,149
                                                                      ---------          ---------
         Net sales                                                    $ 173,602          $ 131,601
                                                                      =========          =========

     Operating income:
       Microelectronics                                               $  28,202          $  12,710
       Test, Measurement and
         Other Electronics                                                3,655              1,328
       Isolator Products                                                  1,583              1,776
       General corporate expenses                                        (6,263)            (3,104)
                                                                      ---------          ---------
                                                                         27,177             12,710

       Acquired in-process research
            and development (1)                                          (2,500)              --
       Interest expense                                                  (1,078)            (1,917)
       Other income (expense), net                                        2,749                 16
                                                                      ---------          ---------
         Income before income taxes                                   $  26,348          $  10,809
                                                                      =========          =========




                                                                   For The Three Months Ended
                                                                             March 31,
                                                                -------------------------------------
     Business Segment Data: (continued)                                2001               2000
                                                                   -----------        -----------
                                                                           (In thousands)

     Net sales:
       Microelectronics                                            $  40,993          $  26,114
       Test, Measurement and
         Other Electronics                                            17,689             15,825
       Isolator Products                                               5,344              5,115
                                                                   ---------          ---------
         Net sales                                                 $  64,026          $  47,054
                                                                   =========          =========

     Operating income:
       Microelectronics                                            $  11,374          $   4,342
       Test, Measurement and
         Other Electronics                                               796              1,064
       Isolator Products                                                 687                784
       General corporate expenses                                     (2,201)            (1,117)
                                                                   ---------          ---------
                                                                      10,656              5,073

       Acquired in-process research
            and development (1)                                       (1,000)              --
       Interest expense                                                 (320)              (620)
       Other income (expense), net                                       798                252
                                                                   ---------          ---------
         Income before income taxes                                $  10,134          $   4,705
                                                                   =========          =========



(1) The charge for the in-process research and development acquired in the purchase of RDL of $1.5 million for the nine months ended March 31, 2001 is allocable fully to the Test, Measurement and Other Electronics segment. The charge for the in-process research and development acquired in the purchase of TriLink of $1.0 million for the nine and three months ended March 31, 2001 is allocable fully to the Microelectronics segment.

11.     Recent Accounting Pronouncements

        The SEC has issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides the Staff's interpretations of the application of generally accepted revenue recognition accounting principles. The Company adopted SAB No. 101 effective April 1, 2001. The adoption did not have a material effect on its consolidated financial statements.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We use our advanced design, engineering and manufacturing abilities to produce microelectronic, integrated circuit, interconnect and testing solutions. Our products are used in fiber optic, broadband cable, wireless and satellite communications markets. We also design and manufacture motion control systems and shock and vibration isolation systems which are used for commercial, industrial and defense applications. Our operations are grouped into three segments:

           o   microelectronics
           o   test, measurement and other electronics
           o   isolator products

        Our consolidated financial statements include the accounts of Aeroflex Incorporated and all of our subsidiaries. All of our subsidiaries are wholly-owned, except for Europtest, S.A., which is 96.8% owned by us, and Aeroflex Amplicomm, Inc., which is 75% owned by us.

        Our microelectronics segment has been designing, manufacturing and selling state-of-the-art microelectronics for the electronics industry since 1974. In January 1994, we acquired substantially all of the net operating assets of the microelectronics division of Marconi Circuit Technology Corporation, which manufactures a wide variety of microelectronic assemblies. In March 1996, we acquired MIC Technology Corporation which designs, develops, manufactures and markets microelectronics products in the form of passive thin film circuits and interconnects. Effective July 1, 1997, MIC Technology acquired certain equipment, inventory, licenses for technology and patents of two of Lucent Technologies' telecommunications component units - multi-chip modules and film integrated circuits. These units manufacture microelectronic modules and interconnect products. In February 1999, we acquired all of the outstanding stock of UTMC Microelectronic Systems, Inc. consisting of UTMC's integrated circuit business. In September 2000, we acquired all of the net operating assets of AmpliComm, Inc., which designs and develops fiber optic amplifiers and modulator drivers used by manufacturers of advanced fiber optic systems. In March 2001, we acquired TriLink Communications Corp. which designs, develops, manufactures and markets fiber optic components for the communications industry, including Lithium Niobate modulators and optical switches.

        Our test, measurement and other electronics segment consists of two divisions: (1) instruments and (2) motion control products, including the following product lines:

           o Comstron, a leader in radio frequency and microwave technology used in the manufacture of fast switching frequency signal generators and components, which we acquired in November 1989. Comstron is currently an operating division of Aeroflex Laboratories, Incorporated, one of our wholly-owned subsidiaries;

           o Lintek, a leader in high speed instrumentation antenna measurement systems, radar systems and satellite test systems, which we acquired in January 1995;

           o Europtest, S.A. (France), of which we acquired 90% effective September 1, 1998, under a purchase agreement which requires us to purchase the remaining 10% of Europtest pro rata over a three-year period at prices determined based upon net sales of Europtest products. In each of March 2001 and October 1999, we purchased an additional 3.4%. Europtest develops and sells specialized software-driven test equipment used primarily in cellular, satellite and other communications applications.

           o Altair, which we acquired on October 16, 2000 in a pooling-of-interests business combination. Altair designs and develops advanced object-oriented control systems software based upon a proprietary software engine.

           o RDL, which we acquired on October 23, 2000. RDL designs, develops and manufactures advanced commercial communications test and measurement products and defense subsystems.

           o Our motion control products division has been engaged in the development and manufacture of electro-optical scanning devices used in infra-red night vision since 1975. Additionally, it is engaged in the design, development and production of stabilization tracking devices and systems, and magnetic motors, used in satellites and other high reliability applications.

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

        Our revenue is generally recognized based upon shipments. Revenues associated with certain long term contracts are recognized under the units-of-delivery method which includes shipments and progress billings, in accordance with Statement of Position 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." We record costs on our long-term contracts using percentage-of-completion accounting. Under percentage of completion accounting, costs are recognized on revenues in the same relation that total estimated manufacturing costs bear to total contract value. Estimated costs at completion are based upon engineering and production estimates. Provisions for estimated losses or revisions in estimated profits on contracts-in-process are recorded in the period in which such losses or revisions are first determined.

        Approximately 33% of our sales for fiscal 2000 and 42% of our sales for fiscal 1999 were to agencies of the United States Government or to prime defense contractors or subcontractors of the United States Government. Our overall dependence on the military has been declining due to a focusing of resources towards developing standard products for commercial markets.

Nine Months Ended March 31, 2001 Compared to Nine Months Ended March 31, 2000


        Net Sales. Net sales increased 31.9% to $173.6 million for the nine months ended March 31, 2001 from $131.6 million for the nine months ended March 31, 2000. Net sales in the microelectronics segment increased 41.7% to $107.7 million for the nine months ended March 31, 2001 from $76.0 million for the nine months ended March 31, 2000 due primarily to increased sales volume in microelectronic modules and thin film interconnects. Net sales in the test, measurement and other electronics segment increased 24.1% to $51.5 million for the nine months ended March 31, 2001 from $41.5 million for the nine months ended March 31, 2000 primarily due to the acquisition of RDL, Inc. in October 2000 and increased sales volume in frequency synthesizers offset, in part, by reductions in sales of high speed automatic test systems (primarily due to the completion of satellite payload test equipment for Hughes Space and Communications). Net sales in the isolator products segment were $14.4 million for the nine months ended March 31, 2001 and $14.1 million for the nine months ended March 31, 2000.

        Gross Profit. Cost of sales includes materials, direct labor and overhead expenses such as engineering labor, fringe benefits, allocable occupancy costs, depreciation and manufacturing supplies. Gross profit increased 57.5% to $72.4 million for the nine months ended March 31, 2001 from $46.0 million for the nine months ended March 31, 2000. Gross margin increased to 41.7% for the nine months ended March 31, 2001 from 35.0% for the nine months ended March 31, 2000. The increases were primarily a result of the increased sales volume in both the microelectronics and test, measurement and other electronics segments offset, in part, by reduced margins in high speed automatic test systems.

        Selling, General and Administrative Costs. Selling, general and administrative costs include office and management salaries, fringe benefits and commissions. Selling, general and administrative costs increased 29.6% to $32.1 million (18.5% of net sales) for the nine months ended March 31, 2001 from $24.8 million (18.9% of net sales) for the nine months ended March 31, 2000. The increase was primarily due to both higher corporate expenses and increased expenses in microelectronics as a result of this segment's increased growth.

        Research and Development Costs. Research and development costs include material, engineering labor and allocated overhead. Our self-funded research and development costs increased 54.6% to $13.1 million (7.5% of net sales) for the nine months ended March 31, 2001 from $8.5 million (6.4% of net sales) for the nine months ended March 31, 2000. The increase was primarily due to the addition of the expenses of RDL and increased costs in frequency synthesizers and high speed automatic test systems.

        Acquired In-Process Research and Development. In connection with the acquisition of RDL, Inc., we allocated $1.5 million of the purchase price to incomplete research and development projects. In connection with the acquisition of TriLink Communications Corp., we allocated $1.0 million of the purchase price to incomplete research and development projects. These allocations represent the estimated fair value based on future cash flows that have been adjusted by the projects' completion percentage. At the respective acquisition dates, the development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, we expensed these costs as of the respective acquisition dates.

        The values assigned to these assets were determined by identifying significant research projects for which technological feasibility had not been established. At the acquisition date, RDL was conducting design, development, engineering and testing activities associated with the completion of its defense and commercial product lines. The projects under development at the valuation date represent next-generation technologies which are expected to address emerging market demands in the equipment testing and measuring industry. At the acquisition date, TriLink was conducting design, development, engineering and testing activities associated with its completion of its 10 GB modulator for fiber optic systems. The Company intends to continue with these development efforts and, once complete, release the products to market.

        At its acquisition date, RDL expected to spend approximately $1.3 million to complete all phases of the research and development, with anticipated completion dates ranging from 13 to 17 months from that date. At its acquisition date, TriLink expected to spend approximately $200,000 to complete the research and development, with an anticipated completion date between 6 and 9 months from that date.

        The Company determined the value assigned to purchased in-process technology by estimating the contribution of the purchased in-process technology in developing a commercially viable product, estimating the resulting net cash flows from the expected sales of such a product, and discounting the net cash flows to their present value using an appropriate discount rate.

        Revenue growth rates for the acquired companies were estimated based on a detailed forecast, as well as discussions with the finance, marketing and engineering personnel of the acquired companies. Allocation of total projected revenues to in-process research and development was based on discussions with the acquired companies' management. Selling, general and administrative expenses and profitability estimates were determined based on forecasts as well as an analysis of comparable companies' margin expectations.

        The projections utilized in the transaction pricing and purchase price allocation exclude the potential synergetic benefits related specifically to our ownership. Due to the relatively early stage of the development and reliance on future, unproven products and technologies, the cost of capital (discount rate) for the acquired companies was estimated using venture capital rates of return. Due to the nature of the forecast and the risks associated with the projected growth and profitability of the development projects, discount rates of 25% for RDL and 45% for TriLink were used to discount cash flows from the in-process technology. This discount rate was commensurate with the acquired companies' market position, the uncertainties in the economic estimates described above, the inherent uncertainty surrounding the successful development of the purchased in-process technology, the useful life of such technology, the profitability levels of such technology, and the uncertainty related to technological advances that could render development stage technologies obsolete.

        We believe that the foregoing assumptions used in the forecasts were reasonable at the time of the acquisition. No assurance can be given, however, that the underlying assumptions used to estimate sales, development costs or profitability, or the events associated with such projects will transpire as estimated. For these reasons, actual results may vary from projected results.

        Remaining development efforts for the acquired companies' research and development include various phases of design, development and testing. Funding for such projects is expected to come from internally generated sources.

        As evidenced by the continued support of the development of the acquired companies' projects, we believe we have a reasonable chance of successfully completing the research and development programs. However, as with all of our technology development, there is risk associated with the completion of the research and development projects, and there is no assurance that technological or commercial success will be achieved.

        If the development of these in-process research and development projects is unsuccessful, our sales and profitability may be adversely affected in future periods. Commercial results are also subject to certain market events and risks, which are beyond our control, such as trends in technology, changes in government regulation, market size and growth, and product introduction or other actions by competitors.

        Other Expense (Income). Interest expense decreased to $1.1 million for the nine months ended March 31, 2001 from $1.9 million for the nine months ended March 31, 2000, primarily due to reduced levels of borrowings. Other income of $2.7 million for the nine months ended March 31, 2001 consists primarily of $3.0 million of interest income offset by a $288,000 decrease in the fair value of our interest rate swap agreements. Other income of $16,000 for the nine months ended March 31, 2000 consisted primarily of a $300,000 expense for the settlement of a lawsuit offset by a $193,000 gain on the sale of securities and $100,000 of interest income. Interest income increased due to increased levels of cash equivalents. The decreased levels of borrowings and the increased levels of cash equivalents resulted from the net proceeds of $68.5 million from stock issued in a public offering completed in May 2000.

        Provision for Income Taxes. Income taxes increased 138.5% to $9.3 million (an effective income tax rate of 35.3%) for the nine months ended March 31, 2001 from $3.9 million (an effective income tax rate of 36.1%) for the nine months ended March 31, 2000. The income tax provisions for the two periods differed from the amount computed by applying the U.S. Federal income tax rate to income before income taxes primarily due to state and local income taxes and research and development credits.

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

        Net Sales. Net sales increased 36.1% to $64.0 million for the three months ended March 31, 2001 from $47.1 million for the three months ended March 31, 2000. Net sales in the microelectronics segment increased 57.0% to $41.0 million for the three months ended March 31, 2001 from $26.1 million for the three months ended March 31, 2000 due primarily to increased sales volume in microelectronic modules and thin film interconnects. Net sales in the test, measurement and other electronics segment increased 11.8% to $17.7 million for the three months ended March 31, 2001 from $15.8 million for the three months ended March 31, 2000 primarily due to the acquisition of RDL, Inc. in October 2000 offset, in part, by reduced sales volume in frequency synthesizers (primarily shipments of the FS-1000 for use in commercial communications test systems). Net sales in the isolator products segment were $5.3 million for the three months ended March 31, 2001 and $5.1 million for the three months ended March 31, 2000.

        Gross Profit. Gross profit increased 63.4% to $28.1 million for the three months ended March 31, 2001 from $17.2 million for the three months ended March 31, 2000. Gross margin increased to 43.9% for the three months ended March 31, 2001 from 36.6% for the three months ended March 31, 2000. The increases were primarily a result of the increased sales volume in both the microelectronics and test, measurement and other electronics segments.

        Selling, General and Administrative Costs. Selling, general and administrative costs increased 33.7% to $11.8 million (18.5% of net sales) for the three months ended March 31, 2001 from $8.9 million (18.8% of net sales) for the three months ended March 31, 2000. The increase was primarily due to higher corporate expenses, increased expenses in microelectronics as a result of this segment's increased growth and the addition of the expenses of RDL.

        Research and Development Costs. Our self-funded research and development costs increased 71.7% to $5.6 million (8.8% of net sales) for the three months ended March 31, 2001 from $3.3 million (7.0% of net sales) for the three months ended March 31, 2000. The increase was primarily due to increased costs in frequency synthesizers and high speed automatic test systems and the addition of the expenses of RDL, Inc.

        Acquired In-Process Research and Development. In connection with the acquisition of TriLink Communications, Corp., we allocated $1.0 million of the purchase price to incomplete research and development projects. This allocation represents the estimated fair value based of future cash flows that have been adjusted by the projects' completion percentage. At the acquisition date, the development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, we expensed these costs as of the acquisition date.

        Other Expense (Income). Interest expense decreased to $320,000 for the three months ended March 31, 2001 from $620,000 for the three months ended March 31, 2000, primarily due to reduced levels of borrowings. Other income of $798,000 for the three months ended March 31, 2001 consists primarily of $875,000 of interest income offset by a $82,000 decrease in the fair value of our interest rate swap agreements. Other income of $252,000 for the three months ended March 31, 2000 consisted primarily of a $193,000 gain on the sale of securities and interest income of $52,000. Interest income increased due to increased levels of cash equivalents. The decreased levels of borrowings and the increased levels of cash equivalents resulted from the net proceeds of $68.5 million from stock issued in a public offering completed in May 2000.

        Provision for Income Taxes. Income taxes increased 137.5% to $3.8 million (an effective income tax rate of 37.5%) for the three months ended March 31, 2001 from $1.6 million (an effective income tax rate of 34.0%) for the three months ended March 31, 2000. The income tax provisions for the two periods differed from the amount computed by applying the U.S. Federal income tax rate to income before income taxes primarily due to state and local income taxes and research and development credits, and, for the three months ended March 31, 2001, the non- deductible acquired in-process research and development expense.

Liquidity and Capital Resources

        As of March 31, 2001, we had $147.2 million in working capital. Our current ratio was 5.5 to 1 at March 31, 2001. As of February 25, 1999, we replaced a previous agreement with a revised revolving credit, term loan and mortgage agreement with two banks which is secured by substantially all of our assets not otherwise encumbered. The agreement provided for a revolving credit line of $23.0 million, a term loan of $20.0 million and a mortgage on our Plainview property for $4.5 million. The revolving credit loan facility expires in December 2002. The term loan was fully paid in May 2000 with the proceeds from the sale of our Common Stock. The interest rate on borrowings under this agreement is at various rates depending upon certain financial ratios, with the current rate substantially equivalent to prime (8.0% at March 31, 2001) on the revolving credit borrowings. The mortgage is payable in monthly installments of approximately $26,000 through March 2008 and a balloon payment of $1.6 million in April 2008. We have entered into an interest rate swap agreement for the outstanding amount under the mortgage agreement at approximately 7.6% in order to reduce the interest rate risk associated with these borrowings.

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

        Our backlog of orders was $143.7 million at March 31, 2001 and $104.5 million at March 31, 2000.

        For the nine months ended March 31, 2001, our operations provided cash of $31.8 million from our continued profitability and the tax benefit of stock option exercises. For the nine months ended March 31, 2001, our investing activities used cash of $23.8 million including $14.5 million for purchases of businesses, $21.7 million for the purchase of available-for-sale marketable securities and $10.3 million for capital expenditures offset, in part, by $22.8 million of proceeds from the sale of available-for-sale marketable securities. For the nine months ended March 31, 2001, our financing activities used cash of $3.8 million primarily for the withholding taxes paid on the exercise of stock options and debt repayments offset, in part, by the proceeds from and taxes withheld on the exercise of such stock options and warrants.

        We believe that existing cash, cash equivalents and marketable securities coupled with internally generated funds and available lines of credit will be sufficient for our working capital requirements, capital expenditure needs and the servicing of our debt for the foreseeable future. Our cash, cash equivalents and marketable securities are available for acquisitions and other potential large cash needs that may arise. At March 31, 2001, our available unused line of credit was $21.0 million after consideration of the letter of credit.

Market Risk

We are exposed to market risk related to changes in interest rates and, to an immaterial extent, to foreign currency exchange rates. Most of our debt is at fixed rates of interest or at a variable rate with an interest rate swap agreement which effectively converts the variable rate debt into fixed rate debt. Therefore, if market interest rates increase by 10 percent from levels at March 31, 2001, the effect on our net income would not be material. Most of our invested cash and marketable securities are at variable rates of interest. If market interest rates decrease by 10 percent from levels at March 31, 2001, the effect on our net income would be a reduction of approximately $228,000 per year.

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



                                            AEROFLEX INCORPORATED
                                                (REGISTRANT)



May 15, 2001                     By:          s/Michael Gorin
                                      --------------------------------
                                                  Michael Gorin
                                   President, Chief Financial Officer
                                     and Principal Accounting Officer