Form 10-K
period 2001-06-30
AEROFLEX INC
filed 2001-09-28
CIK 2601

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

                     For the fiscal year ended June 30, 2001
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the transition period from _______ to ______

                          Commission File No. 000-02324

                             Aeroflex Incorporated
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                    11-1974412
------------------------------------------          ----------------------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)

35 South Service Road, Plainview, New York                   11803
------------------------------------------          ----------------------
(Address of Principal Executive Offices)                   (Zip Code)

Registrant's telephone number, including area code:      (516) 694-6700
                                                    ----------------------


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

         State the aggregate market value of the voting stock held by non-affiliates of the registrant. (The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing). As of September 18, 2001 - approximately $520,157,000.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date (applicable only to corporate registrants). Common Stock, par value $.10 per share; outstanding as of September 18, 2001 - 59,669,985 (excluding 4,388 shares held in treasury).

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

Our operations are grouped into three segments:

         o        Microelectronic Solutions
         o        Test Solutions
         o        Isolator Products

These segments, their products and the markets they serve are described below.

Microelectronic Solutions

The table below lists some of our products.

       Market                      Substrates             Assemblies/Modules                 Proprietary Modules
                                                                                             and Integrated
                                                                                             Circuits
------------------------------------------------------------------------------------------------------------------
Fiber Optics           Laser Diodes                       Application Specific               Clock and Data
(including             PIN Pre-Amplifiers                   Carrier Assemblies                   Recovery
Cable)                 Transimpedance                     APD Receiver                       Bessel Filters
                          Amplifiers                      Sub-Assemblies                     Modulator Drivers
                       Pre-Amplifiers                     Clock Recovery                     Limiting Amplifiers
                       Post-Amplifiers                    Synthesizers                       Lithium Niobate
                       Lithium Niobate                    Laser Diode Assemblies                 Modulators
                          Terminations                    Transmitter Assemblies             Optical Switches
                       Mach-Zender Modulators             Modulator Assemblies
                       Clock Recovery
                       PIN Receivers
                       APD Receivers
                       1 Ghz Pre- and Post-
                          Amplifiers
                       Trunk Amplifiers
                       Line Extenders
                       Power Doublers
------------------------------------------------------------------------------------------------------------------
Wireless               Receivers                          Memory Modules                     Application Specific
(including             Handset Diplexers                  Multiplexers                          Integrated Circuits
Satellite)             Handset Triplexers                 Data Communication                 Controllers
                       S, L, Ka, Ku Band                     Modules                         Memories
                          Transmit and Receive            Micro Controllers                  LVDS Interconnects
                          Modules                         DC to DC Converters                Programmable Logic
                       Amplifiers                         Voltage Regulators
                       Filters                            IF Switches
------------------------------------------------------------------------------------------------------------------

Thin Film Circuits and Interconnects

We design, develop, manufacture and market advanced integrated fiber optic and wireless interconnect products based on thin film manufacturing technology. Primary product requirements for this advanced technology include the following attributes:

o        miniaturization;
o        ease of assembly;
o        improved thermal management;
o        reduced power consumption; and
o        critical component (laser) alignment.

Due to the unique dimensional, thermal and electrical capabilities of our PIMIC interconnect technology, our products have become an essential component in:

o        fiber optic transmitters, receivers and amplifiers;
o cable trunk amplifiers, line extenders, pre-amplifiers and power doublers; and
o        point-to-point and point-to-multipoint microwave radios.

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

As a result of two acquisitions in 2001, we extended our core technologies in microelectronics. Our acquisitions of TriLink Communications Corp. and Amplicomm, Inc., and their products, complement our proprietary broadband module products. TriLink's specialty is the application of Lithium Niobate technology in broadband modulators and switches, while Amplicomm specializes in broadband amplifiers optimized for driving modulators.

Silicon Integrated Circuits

We have been a designer and supplier of silicon integrated circuits for more than 20 years. Our products include both custom and standard integrated circuits such as databuses, transceivers, microcontrollers, microprocessors and memories. Many of these circuits are radiation tolerant for satellite and space applications. Our products are on over 100 aerospace platforms. Our standard and semicustom circuits are available in the latest 0.6 and 0.25 micron silicon wafer technologies.

The standard circuits include the primary processor, memory and databus functionality, and the semi-custom gate arrays are available with up to three million usable gates. These gate arrays are available in both radiation tolerant and non-radiation tolerant technologies and have been used frequently to replace field programmable gate array implementations. We have pioneered the use of commercial foundries to produce radiation tolerant components, known as Commercial RadHard, for the commercial space marketplace.

Our subsidiary, UTMC has developed a Content Addressable Memory (CAM) Engine, the UTCAM-Engine'TM', which is beneficial for network and internet address processing, image processing, pattern recognition, artificial intelligence learning systems and database applications. The UTCAM-Engine'TM' is based on 0.35'u'm technology, runs at 100 MHz and delivers association matches in as little as 70ns when using fast SRAM.

The UTMC Circuit Card Assembly capability consists of full assembly, test and coat in a high mix/low-to-medium volume operation. UTMC's processes and test capabilities provide for state-of-the-art manufacturing. UTMC's SpaceCard'TM' combines best commercial practices of the circuit card assembly with UTMC's radiation-hardened integrated circuits to provide CCA solutions for the commercial space industry. UTMC's CCA operation also assembles the UT131 Embedded Controller Card, a UTMC Standard Product Card. The UT131 ECC is ideal for space applications.

Test Solutions

Instrumentation

Our high-speed test equipment provides product enhancements to communications systems manufacturers. Our line of frequency synthesizers offers the best combination of high-speed and low phase noise available, covering all communications frequencies. Our FS1000/1200 family of synthesizers are microwave frequency synthesizers that have been developed to support the requirements of mixed signal test systems used in the semiconductor market. Our test systems are designed to dramatically reduce test time for radio frequency semiconductors which allows end users to increase throughput without increasing costs. These benefits are derived from a design architecture that yields superior phase noise and switching speed performance - technology for which we believe we are well-known in the industry.

Our test system products allow communication manufacturers to test communication satellite payloads and transmit/receive modules faster and more economically than ever before. Our digital signal processing equipment and proprietary software algorithms allow users to simultaneously measure multiple functions, eliminating the need for individual instruments. These testers are based on our proprietary software, firmware, frequency conversion and high-speed data acquisition technologies and allow for higher throughputs and increased flexibility.

Our acquisitions of Altair Cybernetics Corp. and RDL Inc. extended our capabilities in Test Solutions. Altair Cybernetics brought the power and flexibility of a modern software development platform to provide control and user interface solutions for complex test and control environments. RDL enlarged and enhanced our product offerings in communication test equipment and allowed us to extend our comprehensive solutions to high speed testing requirements.

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

Customers

We have hundreds of customers in the communications, satellite, aerospace/defense, transportation and construction industries. Except for Agere (10.8%) in fiscal 2001; Teradyne (10.9%) and Lockheed Martin (10.3%) in fiscal 2000; and Lockheed Martin (12.0%) and Lucent Technologies (11.1%) in fiscal 1999, no one customer accounted for more than 10% of our net sales.

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

Research and Development

Our research and development efforts primarily involve engineering and design relating to:

     o   developing new products
     o   improving existing products
     o   adapting such products to new applications
     o   developing prototype components to bid on specific programs

Certain product development and similar costs are recoverable under contractual arrangements and those that are not recoverable are expensed in the year incurred. The costs of our self-funded research activities were approximately $18.9 million for fiscal 2001, $11.6 million for fiscal 2000 and $10.1 million for fiscal 1999. The increases are primarily attributable to the addition of the expenses of our newly acquired companies and increased costs for the further development of frequency synthesizers and high speed automatic test systems. Also, in connection with our acquisitions of RDL, Inc. and TriLink Communications Corp. in fiscal 2001, we allocated $1.5 million (for RDL) and $1.0 million (for TriLink) of the purchase prices to incomplete research and development projects. In connection with our acquisition of UTMC Microelectronic Systems in February 1999, we allocated $3.5 million of the purchase price to incomplete research and development projects. Since the research and development projects had not reached technological feasibility at the time of the acquisition, these amounts were charged to expense in the respective years in addition to the self-funded research and development costs, in accordance with generally accepted accounting principles.

Backlog

We include in backlog firm purchase orders or contracts providing for delivery of products and services. At June 30, 2001, our order backlog was approximately $105.8 million, approximately 83% of which was scheduled to be delivered on or before June 30, 2002. Approximately 67% of this backlog represents commercial contracts and approximately 33% of this backlog represents defense contracts. Generally, government contracts are cancelable with payment to us of amounts which we have spent under the contract together with a reasonable profit, if any, while commercial contracts are not cancelable.

At June 30, 2000, our backlog of orders was approximately $119.3 million. Approximately 89% of this backlog was scheduled to be delivered before June 30, 2001. Approximately 24% of this backlog represented orders for military or national defense purposes.

Competition

In all phases of our operations, we compete in both performance and price. In the manufacture of microelectronics, we believe our primary competitors are NTK, Texas Instruments, ILC/Data Devices Corp., Honeywell International and Kyocera International. In the manufacture of test products, we believe our primary competitors are Agilent Technologies and Rhode & Schwartz. In the manufacture of isolators, we believe our primary competitor is Barry Controls, Inc. We also experience significant competition from the in-house capabilities of our current and potential customers. We believe that in all of our operations we compete favorably in the principal competitive areas of:

     o   technology
     o   performance
     o   reliability
     o   quality
     o   customer service
     o   price

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

Government Sales

Approximately 29% of our sales for fiscal 2001, 33% of our sales for fiscal 2000 and 42% of our sales for fiscal 1999 were to agencies of the United States Government or to prime defense contractors or subcontractors of the United States Government. Our overall dependence on the military has been declining due to a focusing of resources towards developing standard products for commercial markets. Our defense contracts have been awarded either on a bid basis or after negotiation. The contracts are primarily fixed price contracts, though we also have or had defense contracts providing for cost plus fixed fee. Our defense contracts contain customary provisions for termination at the convenience of the government without cause. In the event of such termination, we are generally entitled to reimbursement for our costs and to receive a reasonable profit, if any, on the work done prior to termination.

Manufacturing

We assemble, test, package and ship products at our manufacturing facilities located in:

     o   Baldwin Park, California,
     o   Colorado Springs, Colorado,
     o   Boca Raton, Florida,
     o   Bloomingdale, New Jersey,
     o   Farmingdale, New York,
     o   Pearl River, New York,

     o   Plainview, New York,
     o   Powell, Ohio,
     o   Conshohocken, Pennsylvania,
     o   Richardson, Texas and
     o   Elancourt, France

We have been manufacturing products for defense programs for many years in compliance with stringent military specifications. Our microelectronic module manufacturing is certified to the status of Class "K," which means qualified for space. We believe we have brought to the commercial market the manufacturing quality and discipline we have demonstrated in the defense market. For example, many of our manufacturing plants are ISO-9001 or 9002 certified, our Plainview and Farmingdale plants are also certified to the more stringent Boeing D1-9000 standard, and our Colorado Springs plant is also a QML (Qualified Manufacturers
List) supplier at V, Q and T levels.

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

The principal materials we use to manufacture and assemble our products are:

     o   ceramic,
     o   magnetic materials,
     o   gold,
     o   steel,
     o   aluminum,
     o   rubber,
     o   iron and
     o   copper.

Many of the component parts we use in our products are also purchased, including:

     o   semiconductors,
     o   transformers and
     o   amplifiers.

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

Employees

As of June 30, 2001, we had approximately 1,250 employees, of whom 620 were employed in a manufacturing capacity, and 630 were employed in engineering, sales, administrative or clerical positions. Approximately 220 of our employees are covered by two collective bargaining agreements. We believe that our employee relations are satisfactory.

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

Financial Information About Industry Segments

The sales and operating profits of each industry segment and the identifiable assets attributable to each industry segment for each of the three years in the period ended June 30, 2001 are set forth in Note 14 of Notes to Consolidated Financial Statements.

ITEM TWO - PROPERTIES

Our executive offices and the manufacturing facilities of Aeroflex Laboratories Incorporated, one of our subsidiaries, are an aggregate of approximately 69,000 square feet and are located in premises which we own in Plainview, Long Island, New York.

Aeroflex Laboratories Incorporated also leases manufacturing facilities in Farmingdale, Long Island, New York of approximately 20,000 square feet and Boca Raton, Florida of approximately 11,000 square feet. The annual rental of these properties is approximately $166,000 for Farmingdale and $164,000 for Boca Raton.

Our subsidiary, Aeroflex MIC Technology Corporation, owns its manufacturing facility in Pearl River, New York consisting of approximately 66,000 square feet. MIC leases a manufacturing facility of approximately 29,000 square feet in Richardson, Texas with an annual rent of approximately $185,000.

Our subsidiary, Vibration Mountings and Controls, Inc., conducts manufacturing operations at a plant located in Bloomingdale, New Jersey. The plant, which we own, is approximately 72,000 square feet.

Our subsidiary, Aeroflex RDL, Inc., conducts manufacturing operations at a plant located in Conshohocken, Pennsylvania. The plant, which we own, is approximately 50,000 square feet.

Our subsidiary, Aeroflex Lintek Corp., occupies approximately 20,000 square feet of space in Powell, Ohio, with an annual rental of approximately $209,000.

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

ITEM FOUR - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

                ITEM FIVE -MARKET FOR THE COMPANY'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

     (a) Our common stock trades on the Nasdaq National Market under the symbol "ARXX". Prior to March 21, 2000, our common stock was traded on the New York Stock Exchange under the symbol "ARX". The following table sets forth, for the calendar periods indicated, the high and low closing sales prices of our common stock as reported by the Nasdaq National Market since March 21, 2000 and, prior to March 21, 2000, the high and low closing sales prices of our common stock as reported by the New York Stock Exchange. The prices have been adjusted to reflect a five-for-four stock split that was paid on July 7, 2000 and a two-for-one stock split that was paid on November 22, 2000.

                                                      Common Stock
                                                   -------------------
                                                   High            Low
                                                   ----            ---
1999
First Quarter...............................    $ 7.35          $ 4.83
Second Quarter..............................      7.90            5.20
Third Quarter...............................      8.63            4.88
Fourth Quarter..............................      5.43            2.23

2000
First Quarter...............................     28.00            3.88
Second Quarter..............................     19.88           10.40
Third Quarter...............................     24.31           12.84
Fourth Quarter..............................     35.25           20.81

2001
First Quarter...............................     33.00            8.44
Second Quarter..............................     15.60            7.53
Third Quarter (through September 18, 2001)..     12.09            7.00

     (b) As of September 18, 2001, there were approximately 750 record holders of our common stock.

     (c) We have never declared or paid any cash dividends on our common stock. There have been no stock dividends declared or paid on our common stock during the past three years except for a five-for-four stock split, which was paid on July 7, 2000 for record holders as of June 26, 2000 and a two-for-one stock split, which was paid on November 22, 2000 for record holders as of November 16, 2000. We currently intend to retain any future earnings for use in the operation and development of our business and for acquisitions and, therefore, do not intend to declare or pay any cash dividends on our common stock in the foreseeable future. In addition, our revolving credit, term loan and mortgage agreement, as amended, prohibits us from paying cash dividends.

ITEM SIX - SELECTED FINANCIAL DATA (Unaudited)

(In thousands, except percentages, footnotes and per share data)
(Restated, Note 2 to Consolidated Financial Statements)


                                                        Years ended June 30,
                                 -------------------------------------------------------------
                                    2001         2000         1999         1998         1997
                                 -------------------------------------------------------------
Earnings Statement Data
  Net Sales...................... $232,808     $188,750     $160,382     $121,959     $ 96,003
  Net Income Before Cumulative
    Effect of a Change in
    Accounting...................   21,222(1)    14,379        9,765(2)     8,430        4,497
  Net Income Before Cumulative
    Effect of a Change in
    Accounting Per Common Share
      Basic......................   $0.37(1)     $0.30        $0.22(2)     $0.22        $0.14
      Diluted....................    0.35(1)      0.28         0.20(2)      0.20         0.13
  Weighted Average Number of
    Common Shares Outstanding
      Basic......................   58,124       48,189       45,011       37,555       31,664
      Diluted....................   61,041       51,474       48,371       41,867       37,100


                                                            June 30,
                                 -------------------------------------------------------------
                                    2001         2000         1999         1998         1997
                                 -------------------------------------------------------------
Balance Sheet Data
  Working Capital................ $152,374     $133,586     $ 50,060     $ 53,660     $ 25,568
  Total Assets...................  310,252      249,495      165,672      124,762       81,298
  Long-term Debt
    (including current portion)..   13,333       15,085       31,371       11,481       28,938
  Stockholders' Equity...........  255,121      201,644      101,826       86,761       34,740
Other Statistics
  After Tax Profit Margin.........   9.1%(1)      7.6%         6.1%(2)      6.9%          4.7%
  Return on Average Stockholders'
    Equity.......................    9.3%(1)      9.5%        10.4%(2)     13.9%         13.9%
  Stockholders' Equity
    Per Share (3)                 $   4.28     $   3.59     $   2.18     $   1.97     $   1.09

(1) Includes $1.5 million, or $990,000, net of tax, for the write-off of in-process research and development acquired in connection with the purchase of RDL, Inc. in October 2000 and $1.0 million for the write-off of in-process research and development acquired in connection with the purchase of TriLink Communications, Corp. in March 2001 (combined $.03 per basic and diluted share).

(2) Includes $3.5 million ($.07 per diluted share and $.08 basic) for the write-off of in-process research and development acquired in connection with the purchase of UTMC Microelectronic Systems, Inc. in February 1999.

(3) Calculated by dividing stockholders' equity, at the end of the year, by the number of shares outstanding at the end of the year.


Note: All share and per share amounts have been restated to reflect a five-for-four stock split paid on July 7, 2000 and a two-for-one stock split paid on November 22, 2000.

ITEM SEVEN - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

     We use our advanced design, engineering and manufacturing abilities to produce microelectronic, integrated circuit, interconnect and testing solutions. Our products are used in the fiber optic, broadband cable, wireless and satellite communications markets. We also design and manufacture motion control systems and shock and vibration isolation systems which are used for commercial, industrial and defense applications. Our operations are grouped into three segments:

     o    microelectronic solutions
     o    test solutions
     o    isolator products

     Our consolidated financial statements include the accounts of Aeroflex Incorporated and all of our subsidiaries. In October 2000, we merged with Altair Aerospace Corporation. This transaction was accounted for as a pooling-of-interests and, accordingly, for all periods prior to the business combination, our historical consolidated financial statements have been restated to include the accounts and results of operations of Altair. All of our subsidiaries are wholly-owned except for Europtest, S.A., of which we own 96.8%, and Aeroflex Amplicomm, Inc., of which we own 75%.

     Our microelectronic solutions segment has been designing, manufacturing and selling state-of-the-art microelectronics for the electronics industry since 1974. In January 1994, we acquired substantially all of the net operating assets of the microelectronics division of Marconi Circuit Technology Corporation, which manufactures a wide variety of microelectronic assemblies. In March 1996, we acquired MIC Technology Corporation which designs, develops, manufactures and markets microelectronics products in the form of passive thin film circuits and interconnects. Effective July 1, 1997, MIC Technology acquired certain equipment, inventory, licenses for technology and patents of two of Lucent Technologies' telecommunications component units - multi-chip modules and film integrated circuits. These units manufacture microelectronic modules and interconnect products. In February 1999, we acquired all of the outstanding stock of UTMC Microelectronic Systems, Inc., consisting of UTMC's integrated circuit business. In September 2000, we acquired all of the operating assets of AmpliComm, Inc., which designs and develops fiber optic amplifiers and modulator drivers used by manufacturers of advanced fiber optic systems. In March 2001, we acquired TriLink Communications Corp. which designs, develops, manufactures and markets fiber optic components for the communications industry, including Lithium Niobate modulators and optical switches.

     Our test solutions segment consists of two divisions: (1) instruments and
(2) motion control products, including the following product lines:

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

     o Altair, which we merged with in October 2000 in a pooling-of-interests business combination. Altair designs and develops advanced object-oriented control systems software based upon a proprietary software engine.

     o RDL, which we acquired in October 2000. RDL designs, develops and manufactures advanced commercial communications test and measurement products and defense subsystems.

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

     Approximately 29% of our sales for fiscal 2001, 33% of our sales for fiscal 2000 and 42% of our sales for fiscal 1999 were to agencies of the United States government or to prime defense contractors or subcontractors of the United States government. Our overall dependence on the military has been declining due to a focusing of resources towards developing standard products for the commercial markets. Our government contracts have been awarded either on a bid basis or after negotiation. Our government contracts are primarily fixed price contracts, although we also have or had government contracts providing for cost plus fixed fee. Our defense contracts have customary provisions for termination at the convenience of the government without cause. In the event of such termination, we are entitled to reimbursement for our costs and to receive a reasonable profit, if any, on the work done prior to termination.

     Our product development efforts primarily involve engineering and design relating to:

     o    developing new products
     o    improving existing products
     o    adapting existing products to new applications
     o    developing prototype components to bid on specific programs

Some of our development efforts are reimbursed under contractual arrangements. Product development and similar costs which we cannot recover under contractual arrangements are expensed in the period incurred.

Statement of Operations

     The following table sets forth our net sales and operating income by business segment for the periods indicated. The special charges represent the write-offs of in-process research and development acquired in connection with the purchases of businesses.

                                                           Years Ended June 30,
                                                     ---------------------------------
                                                       2001       2000         1999
                                                       ----       ----         ----
                                                              (In thousands)
Net Sales:
  Microelectronic Solutions                          $144,901    $110,253    $ 96,846
  Test Solutions                                       68,394      58,744      44,793
  Isolator Products                                    19,513      19,753      18,743
                                                     ---------   ---------   ---------
    Net Sales                                        $232,808    $188,750    $160,382
                                                     =========   =========   =========

Operating Income:
  Microelectronic Solutions                          $ 35,959    $ 22,734    $ 20,104
  Test Solutions                                        1,971       2,438       3,181
  Isolator Products                                     2,326       2,692       2,108
  General Corporate
    Expenses                                           (7,293)     (5,397)     (4,262)
                                                     ---------   ---------   ---------
                                                       32,963      22,467      21,131
  Special Charges                                      (2,500)       -         (3,500)
                                                     ---------   ---------   ---------
    Operating Income                                 $ 30,463    $ 22,467    $ 17,631
                                                     =========   =========   =========


     The following table sets forth certain items from our statement of earnings as a percentage of net sales for the periods indicated. The special charges represent the write-offs of in-process research and development acquired in connection with the purchases of businesses.

                                                             Years Ended June 30,
                                                       -------------------------------
                                                        2001        2000        1999
                                                       ------      ------      ------
Net Sales                                              100.0%      100.0%      100.0%
Cost of Sales                                           58.7        63.7        62.9
                                                       -------     -------     -------
Gross Profit                                            41.3        36.3        37.1
                                                       -------     -------     -------

Operating Expenses:
  Selling, General and
    Administrative Costs                                19.0        18.3        17.6
  Research and Development Costs                         8.1         6.1         6.3
  Special Charges                                        1.1          -          2.2
                                                       -------     -------     -------
      Total Operating Expenses                          28.2        24.4        26.1
                                                       -------     -------     -------

Operating Income                                        13.1        11.9        11.0

Other Expense (Income), Net                             (0.9)        1.0         0.5
                                                       -------     -------     -------

Income Before Income Taxes                              14.0        10.9        10.5
Provision For Income Taxes                               4.9         3.3         4.4
                                                       -------     -------     -------

Income Before Cumulative
   Effect of a Change in
   Accounting                                            9.1         7.6         6.1
Cumulative Effect of a Change
   in Accounting                                         0.1          -           -
                                                       -------     -------     -------
Net Income                                               9.2%        7.6%        6.1%
                                                       =======     =======     =======

Fiscal Year Ended June 30, 2001 Compared to Fiscal Year Ended June 30, 2000

         Net Sales. Net sales increased 23.3% to $232.8 million in fiscal 2001 from $188.8 million in fiscal 2000. Net sales in the microelectronic solutions segment increased 31.4% to $144.9 million in fiscal 2001 from $110.3 million in fiscal 2000 due primarily to increased sales volume in microelectronic modules and thin film interconnects. Net sales in the test solutions segment increased 16.4% to $68.4 million in fiscal 2001 from $58.7 million in fiscal 2000 primarily due to the acquisition of RDL, Inc. in October 2000. Net sales in the isolator products segment were $19.5 million in fiscal 2001 and $19.8 million in fiscal 2000.

         Gross Profit. Cost of sales includes materials, direct labor and overhead expenses such as engineering labor, fringe benefits, allocable occupancy costs, depreciation and manufacturing supplies. Gross profit increased 40.3% to $96.1 million in fiscal 2001 from $68.6 million in fiscal 2000. Gross margin increased to 41.3% in fiscal 2001 from 36.3% in fiscal 2000. The increases were primarily a result of the increased sales volume and improvements in gross margins due to a favorable change in the product mix in both the microelectronic solutions and test solutions segments.

         Selling, General and Administrative Costs. Selling, general and administrative costs include office and management salaries, fringe benefits and commissions. Selling, general and administrative costs increased 28.4% to $44.3 million (19.0% of net sales) in fiscal 2001 from $34.5 million (18.3% of net sales) in fiscal 2000. The increase was primarily due to higher corporate expenses, increased expenses in the microelectronic solutions segment as a result of this segment's increased growth, and the addition of the expenses of RDL.

         Research and Development Costs. Research and development costs include material, engineering labor and allocated overhead. Our self-funded research and development costs increased 63.1% to $18.9 million (8.1% of net sales) in fiscal 2001 from $11.6 million (6.1% of net sales) in fiscal 2000. The increase was primarily due to the addition of the expenses of RDL and increased development efforts in frequency synthesizers and high speed automatic test systems.

         Acquired In-Process Research and Development. In connection with the acquisition of RDL, Inc., we allocated $1.5 million of the purchase price to incomplete research and development projects. In connection with the acquisition of TriLink Communications Corp., we allocated $1.0 million of the purchase price to incomplete research and development projects. These allocations represent the estimated fair value based on future cash flows that have been adjusted by the respective project's completion percentage. At the respective acquisition dates, the development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, we expensed these costs as of the respective acquisition dates.

         The values assigned to these assets were determined by identifying significant research projects for which technological feasibility had not been established. At the acquisition date, RDL was conducting design, development, engineering and testing activities associated with the completion of its defense and commercial product lines. The projects under development at the valuation date represent next-generation technologies which are expected to address emerging market demands in the equipment testing and measuring industry. At the acquisition date, TriLink was conducting design, development, engineering and testing activities associated with its completion of its 10 GB modulator for fiber optic systems. We intend to continue with these development efforts and, once complete, release the products to market.

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

         We determined the value assigned to purchased in-process technology by estimating the contribution of the purchased in-process technology in developing a commercially viable product, estimating the resulting net cash flows from the expected sales of such a product, and discounting the net cash flows to their present value using an appropriate discount rate.

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

         The projections utilized in the transaction pricing and purchase price allocation exclude the potential synergetic benefits related specifically to our ownership. Due to the relatively early stage of the development and reliance on future, unproven products and technologies, the cost of capital (discount rate) for the acquired companies was estimated using venture capital rates of return. Due to the nature of the forecast and the risks associated with the projected growth and profitability of the development projects, a discount rate of 25% for RDL and 45% for TriLink was used to discount cash flows from the in-process technology. Each discount rate was commensurate with the acquired company's market position, the uncertainties in the economic estimates described above, the inherent uncertainty surrounding the successful development of the purchased in-process technology, the useful life of such technology, the profitability levels of such technology, and the uncertainty related to technological advances that could render development stage technologies obsolete.

         We believe that the foregoing assumptions used in the forecasts were reasonable at the time of the acquisition. No assurance can be given, however, that the underlying assumptions used to estimate sales, development costs or profitability, or the events associated with such projects will transpire as estimated. For these reasons, actual results may vary from projected results.

         Remaining development efforts for the acquired companies' research and development included various phases of design, development and testing. Funding for such projects is expected to come from internally generated sources.

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

         Other Expense (Income). Interest expense decreased to $1.4 million in fiscal 2001 from $2.4 million in fiscal 2000, primarily due to reduced levels of borrowings. Other income of $3.6 million in fiscal 2001 consists primarily of $3.9 million of interest income offset by a $229,000 decrease in the fair value of our interest rate swap agreements. Other income of $554,000 in fiscal 2000 consisted primarily of $650,000 of interest income and a $193,000 gain on the sale of securities offset, in part, by a $300,000 expense for the settlement of a lawsuit. Interest income increased due to increased levels of cash equivalents and marketable securities. The decreased levels of borrowings and the increased levels of cash equivalents and marketable securities resulted from the net proceeds of $68.5 million from stock issued in a public offering completed in May 2000, as well as cash generated from operations during fiscal 2001.

         Provision for Income Taxes. Income taxes increased 84.7% to $11.5 million (an effective income tax rate of 34.0%, exclusive of the non-deductible $1.0 million charge for the acquired in-process R&D for TriLink) in fiscal 2001 from $7.2 million (an effective income tax rate of 35.0%), excluding a $1.0 million benefit from the utilization of a capital loss carryforward, in fiscal 2000. The income tax provisions for the two periods differed from the amount computed by applying the U.S. Federal income tax rate to income before income taxes primarily due to state and local income taxes and research and development credits.

         Cumulative Effect of a Change in Accounting. Effective July 1, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. This statement requires companies to record derivatives on the balance sheet as assets or liabilities at their fair value. In certain circumstances changes in the value of such derivatives may be required to be recorded as gains or losses. The impact of this statement did not have a material effect on our consolidated financial statements. The cumulative effect of the adoption of this accounting policy was a $132,000, net of tax, credit in the quarter ended September 30, 2000 which represented the net of tax fair value of certain interest rate swap agreements at July 1, 2000.

Fiscal Year Ended June 30, 2000 Compared to Fiscal Year Ended June 30, 1999

         Net Sales. Net sales increased 17.7% to $188.8 million in fiscal 2000 from $160.4 million in fiscal 1999. Net sales in our microelectronic solutions segment increased 13.8% to $110.3 million in fiscal 2000 from $96.8 million in fiscal 1999 due to the acquisition of UTMC Microelectronic Systems in 1999 partially offset by reductions in sales in microelectronic modules due to temporary slowdowns in the satellite market. Net sales in our test solutions segment increased 31.1% to $58.7 million in fiscal 2000 from $44.8 million in fiscal 1999 primarily due to increased sales volume in frequency synthesizers (primarily shipments of the FS-1000 for use in commercial communications test systems). Net sales in our isolator products segment increased 5.4% to $19.8 million in fiscal 2000 from $18.7 million in fiscal 1999.

         Gross Profit. Gross profit increased 15.2% to $68.6 million in fiscal 2000 from $59.5 million in fiscal 1999. Gross margin decreased to 36.3% in fiscal 2000 from 37.1% in fiscal 1999. This increase in gross profit was primarily a result of increased sales. The decrease in gross margin was due primarily to low margins in both the satellite test system development program and the start up of the FS-1000, a low-cost, high speed, high performance frequency synthesizer.

         Selling, General and Administrative Costs. Selling, general and administrative costs increased 21.9% to $34.5 million (18.3% of net sales) in fiscal 2000 from $28.3 million (17.6% of net sales) in fiscal 1999. The increase was primarily due to labor related expenses, including salaries for additional personnel, in connection with our growth and the addition of the expenses of UTMC Microelectronic Systems.

         Research and Development Costs. Our self-funded research and development costs increased 15.3% to $11.6 million (6.1% of net sales) in fiscal 2000 from $10.1 million (6.3% of net sales) in fiscal 1999. This increase was primarily attributable to the additional costs of UTMC Microelectronic Systems, partially offset by reduced costs, relative to the prior year, related to the development of the FS-1000, a low-cost, high speed, high performance frequency synthesizer intended for commercial communication test systems, which was completed in early fiscal 2000.

         Acquired In-Process Research and Development. In connection with the acquisition of UTMC, we allocated $3.5 million of the purchase price to incomplete research and development projects and expensed these costs in fiscal 1999.

         Other Expense (Income). Interest expense increased to $2.4 million in fiscal 2000 from $1.5 million in fiscal 1999, primarily due to higher average levels of borrowings throughout most of fiscal 2000. Other income of $554,000 for the year ended June 30, 2000 consists primarily of $650,000 of interest income, $193,000 gain on the sale of securities and a $300,000 expense for the settlement of a lawsuit. Other income of $777,000 for the year ended June 30, 1999 consists primarily of interest income. Interest income decreased due to lower average levels of cash and cash equivalents throughout most of fiscal 2000. The increased average levels of borrowings and the decreased average levels of cash and cash equivalents resulted from the acquisition of UTMC Microelectronic Systems in February 1999. In connection with this acquisition, we used most of our cash and cash equivalents and increased our borrowings by $20.0 million.

         Provision for Income Taxes. Income taxes were $7.2 million (an effective income tax rate of 35.0%), excluding a $1.0 million benefit from the utilization of a capital loss carryforward, in fiscal 2000, and $7.2 million (an effective income tax rate of 35.0%, exclusive of the non-deductible $3.5 million charge for the acquired in-process R&D for UTMC) in fiscal 1999. The income tax provisions in fiscal 2000 and 1999 were different from the amounts computed by applying the U.S. Federal income tax rate to income before income taxes primarily due to state and local income taxes and research and development credits.

Liquidity and Capital Resources

          As of June 30, 2001, we had $152.4 million in working capital. Our current ratio was 5.1 to 1 at June 30, 2001. As of February 25, 1999, we replaced a previous agreement with a revised revolving credit, term loan and mortgage agreement with two banks which is secured by substantially all of our assets not otherwise encumbered. The agreement provided for a revolving credit line of $23.0 million, a term loan of $20.0 million and a mortgage on our Plainview property for $4.5 million. The revolving credit loan facility expires in December 2002. The term loan was fully paid in May 2000 with the proceeds from the sale of our common stock, described below. The interest rate on borrowings under this agreement is at various rates depending upon certain financial ratios, with the current rate substantially equivalent to prime (approximately 6.75% at June 30, 2001) on the revolving credit borrowings. The mortgage is payable in monthly installments of approximately $26,000 through March 2008 and a balloon payment of $1.6 million in April 2008. We have entered into an interest rate swap agreement for the outstanding amount under the mortgage agreement at approximately 7.6% in order to reduce the interest rate risk associated with these borrowings.

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

         In December 1998, we financed the acquisition and renovation of the land and building of our Pearl River, NY facility and received proceeds amounting to $4.2 million. The debt requires a balloon payment of $3.8 million in 2019.

         Effective February 25, 1999, we acquired all of the outstanding stock of UTMC Microelectronic Systems, Inc. for $42.5 million of cash. Prior to the acquisition, UTMC Microelectronic Systems distributed by dividend to its then-parent, United Technologies Corporation, the assets and United Technologies assumed the liabilities of the circuit card assembly portion of UTMC Microelectronic Systems' business. The purchase price was paid with available cash of $22.5 million and borrowings under our bank loan agreement of $20.0 million. UTMC Microelectronic Systems is a leader in supplying radiation-tolerant integrated circuits for satellite communications. The acquired company's net sales, excluding the circuit card assembly business, were approximately $33.4 million for the year ended December 31, 1998.

         In May 2000, we sold 6.3 million shares (adjusted for a five-for-four stock split and a two-for-one stock split) of our common stock in a public offering for $68.5 million, net of an underwriting discount of $3.5 million and issuance costs of $500,000. Of these net proceeds, $13.0 million was used to repay the term loan. The balance of the net proceeds is invested in short-term marketable securities and is intended to be used ultimately for additional working capital, including research and development, for expansion of our facilities, and for general corporate purposes, including possible acquisitions of technologies, product lines or businesses.

         In fiscal 2001, our operations provided cash of $47.2 million primarily from our continued profitability and the tax benefit of stock option exercises. In fiscal 2001, our investing activities used cash of $28.4 million including $14.6 million for purchases of businesses (primarily $14.0 million for RDL), $30.8 million for the purchase of available-for-sale securities and $13.3 million for capital expenditures offset, in part, by $30.1 million of proceeds from the sale of available-for-sale marketable securities. In fiscal 2001, our financing activities used cash of $3.7 million including $22.2 million for amounts paid for withholding taxes on stock option exercises and $3.9 million for debt payments partially offset by $18.0 million of withholding taxes collected for stock option exercises and $3.8 million of proceeds from the exercise of stock options and warrants.

         We believe that existing cash, cash equivalents and marketable securities coupled with internally generated funds and available lines of credit will be sufficient for our working capital requirements, capital expenditure needs and the servicing of our debt for the foreseeable future. Our cash, cash equivalents and marketable securities are available to fund acquisitions and other potential large cash needs that may arise. At June 30, 2001, our available unused line of credit was $21.0 million after consideration of the letter of credit.

Legal Proceedings

         One of our subsidiaries whose operations were discontinued in 1991, is one of several defendants named in a personal injury action initiated in August 1994 by a group of plaintiffs. The plaintiffs are seeking damages which cumulatively may exceed $500 million. The complaint alleges, among other things, that the plaintiffs suffered injuries from exposure to substances contained in products sold by our subsidiary to one of its customers. This action is in the discovery stage. Based upon available information and considering our various defenses, together with our product liability insurance, in our opinion, the outcome of the action against our subsidiary will not have a materially adverse effect on our consolidated financial statements.

         We are involved in various other routine legal matters. We believe the outcome of these matters will not have a materially adverse effect on our consolidated financial statements.

         We are undergoing routine audits by various taxing authorities of our state and local income tax returns covering periods from 1997 to 1999. We believe that the probable outcome of these various audits should not materially affect our consolidated financial statements.

Backlog

         Our backlog of orders was $105.8 million at June 30, 2001 and $120.0 million at June 30, 2000.

Market Risk

         We are exposed to market risk related to changes in interest rates and, to an immaterial extent, to foreign currency exchange rates. Most of our debt is at fixed rates of interest or at a variable rate with an interest rate swap agreement which effectively converts the variable rate debt into fixed rate debt. Therefore, if market interest rates increase by 10 percent from levels at June 30, 2001, the effect on our net income would not be material. Most of our invested cash and marketable securities are at variable rates of interest. If market interest rates decrease by 10 percent from levels at June 30, 2001, the effect on our net income would be approximately $205,000.

Seasonality

         Although our business is not affected by seasonality, historically our revenues and earnings increase sequentially from quarter to quarter within a fiscal year, but the first quarter is less than the previous year's fourth quarter.

Recent Accounting Pronouncements

         In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all future business combinations and specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Amortization expense related to goodwill was $1.2 million, $640,000 and $437,000 for the years ended June 30, 2001, 2000 and 1999, respectively. SFAS No. 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to be Disposed Of." We will adopt the provisions of SFAS 141 and SFAS 142 as of July 1, 2001.

         We will evaluate our existing intangible assets and goodwill that were acquired in prior purchase business combinations, and make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. We will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by September 30, 2001. In addition, we will be required to test goodwill and, to the extent an intangible asset is identified as having an indefinite useful life, the intangible asset, for impairment in accordance with the provisions of SFAS No. 142 by June 30, 2002 and September 30, 2001, respectively. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle as of July 1, 2001.

         Because of the extensive effort needed to comply with adopting SFAS 141 and SFAS 142, it is not practicable to reasonably estimate the impact of adopting these statements on our consolidated financial statements at the date of this report, including whether we will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

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

ITEM NINE - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

The information required by Part III is incorporated by reference to our definitive proxy statement in connection with our Annual Meeting of Stockholders scheduled to be held in November 2001. The proxy statement is to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year ended June 30, 2001.

                                     PART IV

ITEM FOURTEEN - EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                AND REPORTS ON FORM 8-K

         (a) See Index to Financial Statements at beginning of attached financial statements.

         (b)      Reports on Form 8-K:

                           None

         (c)      Exhibits

         3.1      Certificate of Incorporation, as amended. (Exhibit 3.1 to Form
                  10-Q for the quarter ended September 30, 2000).

         3.2 By-Laws, as amended (Exhibit 3 to Form 10-Q for the quarter ended March 31, 1998).

         4.1 Fourth Amended and Restated Loan and Security Agreement dated as of February 25, 1999 among the Registrant, certain of its subsidiaries, The Chase Manhattan Bank (as successor to
                  Chemical Bank) and Fleet Bank, N.A. (as successor to NatWest
                  Bank, N.A.) (Exhibit 10.5 to Form 8-K dated February 25,
                  1999).

         10.1 1989 Non-Qualified Stock Option Plan, as amended (Exhibit 10.8 to Form 10-K for the year ended June 30, 1990).

         10.2     1994 Non-Qualified Stock Option Plan. (Exhibit 10.2 to Form
                  10-K for the year ended June 30, 1994).

         10.3     1994 Outside Directors Stock Option Plan. (Exhibit 10.3 to
                  Form 10-K for the year ended June 30, 1994).

         10.4     Employment Agreement between Aeroflex Incorporated and Harvey
                  R. Blau (Exhibit 10.1 to Form 10-Q for the quarter ended March
                  31, 1999).

         10.5     Employment Agreement between Aeroflex Incorporated and Michael
                  Gorin (Exhibit 10.2 to Form 10-Q for the quarter ended March
                  31, 1999).

         10.6     Employment Agreement between Aeroflex Incorporated and Leonard
                  Borow (Exhibit 10.3 to Form 10-Q for the quarter ended March
                  31, 1999).

         10.7 Deferred Compensation Agreement between Aeroflex Incorporated and Harvey R. Blau (Exhibit 10.4 to Form 8-K dated May 17,
                  1997).

         10.8     Employment Agreement between Aeroflex Incorporated and Carl
                  Caruso (Exhibit 10.5 to Form 8-K dated May 17, 1997).

         10.9 1996 Stock Option Plan (Exhibit A to Definitive Schedule 14A filed September 30, 1996).

         10.10 1998 Stock Option Plan (Exhibit 10 to Form 10-Q for the quarter ended March 31, 1998).

         10.11 1999 Stock Option Plan (Exhibit A to Definitive Schedule 14A filed December 3, 1999).

         10.12    2000 Stock Option Plan, as amended.

         10.13    Amendment No. 1 to Employment Agreement between Aeroflex
                  Incorporated and Harvey R. Blau, effective September 1, 1999
                  (Exhibit 10.17 to Form 10-K for the year ended June 30, 2000).

         10.14    Amendment No. 1 to Employment Agreement between Aeroflex
                  Incorporated and Michael Gorin, effective September 1, 1999
                  (Exhibit 10.18 to Form 10-K for the year ended June 30, 2000).

         10.15    Amendment No. 1 to Employment Agreement between Aeroflex
                  Incorporated and Leonard Borow, effective September 1, 1999
                  (Exhibit 10.19 to Form 10-K for the year ended June 30, 2000).

         10.16    Amendment No. 2 to Employment Agreement between Aeroflex
                  Incorporated and Harvey R. Blau, effective August 13, 2001.

         10.17    Amendment No. 2 to Employment Agreement between Aeroflex
                  Incorporated and Michael Gorin, effective August 13, 2001.

         10.18    Amendment No. 2 to Employment Agreement between Aeroflex
                  Incorporated and Leonard Borow, effective August 13, 2001.

         10.19    Aeroflex Incorporated Key Employee Deferred Compensation Plan.

         10.20    Trust Under Deferred Compensation Plan, dated August 22, 2001.

         10.21    Key Employee Stock Option Plan (Exhibit A to Definitive
                  Schedule 14A filed October 2, 2000).

         22       The following is a list of the Company's subsidiaries:


                                                              Jurisdiction of
           Name                                               Incorporation
       ------------                                           -------------
       Aeroflex Altair Cybernetics Corp.                      Maryland
       Aeroflex Amplicomm, Inc.                               Delaware
       Aeroflex Laboratories Incorporated                     Delaware
       Aeroflex Lintek Corp.                                  Ohio
       Aeroflex MIC Technology Corporation                    Texas
       Aeroflex RDL, Inc.                                     Delaware
       Aeroflex Systems Corp.                                 Delaware
       Aeroflex TriLink Communications Corp.                  California
       Aeroflex UTMC Microelectronic Systems, Inc.            Delaware
       Europtest, S.A.                                        France
       Vibration Mountings and Controls, Inc.                 New York


         23       Consent of Independent Auditors

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of September 2001.

                                            Aeroflex Incorporated

                                            By:    /s/ Harvey R. Blau
                                                ------------------------------
                                            Harvey R. Blau, Chairman

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on September 28th, 2001 by the following persons in the capacities indicated:

/s/ Harvey R. Blau                          Chairman of the Board
-----------------------------------         (Chief Executive Officer)
Harvey R. Blau

/s/ Michael Gorin                           President and Director
-----------------------------------         (Chief Financial Officer and Principal Accounting Officer)
Michael Gorin

/s/ Leonard Borow                           Executive Vice President, Secretary and Director
----------------------------------          (Chief Operating Officer)
Leonard Borow

/s/ Paul Abecassis                          Director
-----------------------------------
Paul Abecassis

/s/ Milton Brenner                          Director
-----------------------------------
Milton Brenner

/s/ Ernest E. Courchene, Jr.                Director
-----------------------------------
Ernest E. Courchene, Jr.

/s/ Donald S. Jones                         Director
-----------------------------------
Donald S. Jones

/s/ Eugene Novikoff                         Director
-----------------------------------
Eugene Novikoff

/s/ John S. Patton                          Director
-----------------------------------
John S. Patton

                              AEROFLEX INCORPORATED

                                AND SUBSIDIARIES

                               ------------------

                       FINANCIAL STATEMENTS AND SCHEDULES

                 COMPRISING ITEM 8 OF ANNUAL REPORT ON FORM 10-K

                      TO SECURITIES AND EXCHANGE COMMISSION

                          AS OF JUNE 30, 2001 AND 2000

                                AND FOR THE YEARS

                       ENDED JUNE 30, 2001, 2000 AND 1999

                       FINANCIAL STATEMENTS AND SCHEDULES

                           I  N  D  E  X                                           PAGE
                           -------------                                           ----
    ITEM FOURTEEN (a)

1.  FINANCIAL STATEMENTS:

       Independent auditors' report                                                S-1

       Consolidated financial statements:

       Balance sheets - June 30, 2001 and 2000                                     S-2-3

       Statements of earnings - each of the three years
          in the period ended June 30, 2001                                        S-4

       Statements of stockholders' equity and comprehensive income -
          each of the three years in the period ended June 30, 2001                S-5

       Statements of cash flows - each of the three years
          in the period ended June 30, 2001                                        S-6

       Notes (1-14)                                                                S-7-25

       Quarterly financial data (unaudited)                                        S-26


2.  FINANCIAL STATEMENT SCHEDULES:

       II - Valuation and qualifying accounts                                      S-27


All other schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the financial statements or notes thereto.

                          Independent Auditors' Report

The Board of Directors and Stockholders of Aeroflex Incorporated

We have audited the accompanying consolidated balance sheets of Aeroflex Incorporated and subsidiaries as of June 30, 2001 and 2000 and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2001. Our audits also included the financial statement schedule listed in the Index at item 14(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aeroflex Incorporated and subsidiaries as of June 30, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP


Melville, New York
August 10, 2001

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


                                                            June 30,
                                                   ------------------------
                            ASSETS                    2001           2000
                                                   ----------      --------
                                                      (Restated, Note 2)
Current assets:
  Cash and cash equivalents...................     $ 69,896       $ 54,732
  Marketable securities.......................       12,012         11,512

  Accounts receivable, less allowance for
    doubtful accounts of $459 and $509
    at June 30, 2001 and 2000, respectively...       49,409         51,777

  Inventories, net............................       48,423         37,367

  Deferred income taxes.......................        7,148          5,317

  Prepaid expenses and other current assets...        2,583          2,859
                                                   --------       --------
       Total current assets...................      189,471        163,564

Property, plant and equipment, net............       62,137         52,251

Intangible assets acquired in connection with
  the purchase of businesses, net of
  accumulated amortization of $6,917 and $4,689
  at June 30, 2001 and 2000, respectively.....       20,286         12,839

Cost in excess of fair value of net assets of
  businesses acquired, net of accumulated
  amortization of $4,957 and $3,800 at June 30,
  2001 and 2000, respectively.................       21,006         13,380

Deferred income taxes.........................        8,538          3,093

Other assets..................................        8,814          4,368
                                                   --------       --------

       Total assets...........................     $310,252       $249,495
                                                   ========       ========

                 See notes to consolidated financial statements.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                    (In thousands, except per share amounts)


                                                               June 30,
                                                       -----------------------
    LIABILITIES AND STOCKHOLDERS' EQUITY                  2001         2000
                                                       ---------     ---------
                                                          (Restated, Note 2)

Current liabilities:
  Current portion of long-term debt..............      $  1,905      $  2,102

  Accounts payable...............................        16,794        12,629

  Accrued expenses and other current
    liabilities..................................        18,398        15,247
                                                       ---------     ---------

       Total current liabilities.................        37,097        29,978

Long-term debt...................................        11,428        12,983
Other long-term liabilities......................         6,606         4,890
                                                       ---------     ---------

       Total liabilities.........................        55,131        47,851
                                                       ---------     ---------

Commitments and contingencies

Stockholders' equity:
  Preferred Stock, par value $.10 per share;
    authorized 1,000 shares:
    Series A Junior Participating Preferred
    Stock, par value $.10 per share; authorized
    80 shares; none issued.......................          -             -
  Common Stock, par value $.10 per share;
    authorized 80,000 shares; issued 59,674 and
    28,110 at June 30, 2001 and 2000,
    respectively.................................         5,967         2,811
  Additional paid-in capital.....................       219,278       190,141
  Accumulated other comprehensive income (loss)..          (154)           82
  Retained earnings..............................        30,044         8,690
                                                       ---------     ---------
                                                        255,135       201,724
  Less:  Treasury stock, at cost (4 and 13
   shares at June 30, 2001 and 2000,
   respectively).................................            14            80
                                                       ---------     ---------
       Total stockholders' equity................       255,121       201,644
                                                       ---------     ---------

       Total liabilities and stockholders'
         equity..................................      $310,252      $249,495
                                                       =========     =========


                 See notes to consolidated financial statements.

                     AEROFLEX INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS

                    (In thousands, except per share amounts)

                                                  Years Ended June 30,
                                           ---------------------------------
                                             2001       2000        1999
                                             ----       ----        ----
                                                  (Restated, Note 2)

Net sales.............................     $232,808    $188,750    $160,382
Cost of sales.........................      136,659     120,200     100,892
                                           ---------   ---------   ---------
  Gross profit........................       96,149      68,550      59,490
                                           ---------   ---------   ---------

Operating costs:
  Selling, general and
    administrative costs..............       44,277      34,491      28,306
  Research and development
    costs.............................       18,909      11,592      10,053
  Acquired in-process research
    and development costs (note 2)....        2,500        -          3,500
                                           ---------   ---------   ---------
      Total operating costs...........       65,686      46,083      41,859
                                           ---------   ---------   ---------
Operating income .....................       30,463      22,467      17,631
                                           ---------   ---------   ---------

Other expense (income):
  Interest expense....................        1,397       2,442       1,493
  Other income, net
    (including interest income
    and dividends of $3,854,
    $650 and $781)....................       (3,606)       (554)       (777)
                                           ---------   ---------   ---------
      Total other expense
           (income)......................    (2,209)      1,888         716
                                           ---------   ---------   ---------

Income before income taxes............       32,672      20,579      16,915
Provision for income taxes............       11,450       6,200       7,150
                                           ---------   ---------   ---------
Income before cumulative effect
 of a change in accounting............       21,222      14,379       9,765
Cumulative effect of a change in
 accounting, net of tax (Note 1)......          132        -           -
                                           ---------   ---------   ---------

Net income ...........................     $ 21,354    $ 14,379    $  9,765
                                           =========   =========   =========

Net income per common share:
   Basic
     Income before cumulative effect..        $0.37       $0.30       $0.22
     Cumulative effect of a change
       in accounting..................          -           -           -
                                              ------      ------      ------
     Net income.......................        $0.37       $0.30       $0.22
                                              ======      ======      ======

   Diluted
     Income before cumulative effect..        $0.35       $0.28       $0.20
     Cumulative effect of a change
       in accounting..................          -           -           -
                                              ------      ------      ------
     Net income.......................        $0.35       $0.28       $0.20
                                              ======      ======      ======

Weighted average number of common
 shares outstanding:
   Basic..............................       58,124      48,189      45,011
   Diluted............................       61,041      51,474      48,371


                 See notes to consolidated financial statements.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                    Years Ended June 30, 2001, 2000 and 1999
                                 (In thousands)
                               (Restated, Note 2)

                                                                              Accumulated
                                                                               Other Comp-  Retained
                                               Common Stock       Additional    rehensive   Earnings
                                          ----------------------   Paid-in       Income   (Accumulated
                                 Total      Shares   Par Value     Capital       (Loss)     Deficit)
                              ----------  --------- ------------ -----------  -----------  -----------
Balance, July 1, 1998......   $  86,761     17,598   $  1,760    $100,460     $   -        $ (15,454)
Stock issued upon
 exercise of stock
 options and warrants......       4,967      1,051        105       4,563         -             -
Purchase of treasury
 stock.....................        (343)      -          -           -            -             -
Deferred compensation......         676       -          -            676         -             -
Net income.................       9,765       -          -           -            -            9,765
                              ----------  ---------  ---------  ----------   ----------    -----------

Balance, June 30, 1999.....     101,826     18,649      1,865     105,699         -           (5,689)


Stock issued in
 public offering...........      68,500      2,500        250      68,250         -             -
Stock issued upon
 exercise of stock
 options and warrants......      18,457      1,339        133      16,365         -             -
Purchase of treasury
 stock.....................      (1,990)      -          -           -            -             -
Deferred compensation......         401       -          -            401                       -
Five-for-four
 stock split...............         (11)     5,622        563        (574)        -             -
Other comprehensive
 income....................          82       -          -                          82          -
Net income.................      14,379       -          -           -            -           14,379
                              ----------  ---------  ---------  ----------   ----------    -----------
Balance, June 30, 2000.....     201,644     28,110      2,811     190,141           82         8,690


Stock and options issued for
 acquisition of businesses.      11,766      1,153        115      11,651         -             -
Stock issued upon
 exercise of stock
 options and warrants......      20,390      1,450        145      20,179         -             -
Deferred compensation......         203       -          -            203         -             -
Two-for-one stock split....        -        28,961      2,896      (2,896)        -             -
Other comprehensive loss...        (236)      -          -           -            (236)         -
Net income.................      21,354       -          -           -            -           21,354
                              ----------  ---------  ---------  ----------   ----------    ----------
Balance, June 30, 2001.....   $ 255,121     59,674   $  5,967   $ 219,278    $    (154)    $  30,044
                              ==========  =========  =========  ==========   ==========    ==========

                                  Treasury Stock
                               --------------------    Comprehensive
                                 Shares      Cost     Income (Loss)
                                --------   --------- ---------------
Balance, July 1, 1998......          1     $    (5)
Stock issued upon
 exercise of stock
 options and warrants......        (34)        299
Purchase of treasury
 stock.....................         39        (343)
Deferred compensation......        -           -
Net income.................        -           -         $   9,765
                                 -------   ---------     ----------

Balance, June 30, 1999.....          6         (49)      $   9,765
                                                         ==========
Stock issued in
 public offering...........        -           -
Stock issued upon
 exercise of stock
 options and warrants......       (296)      1,959
Purchase of treasury
 stock.....................        300      (1,990)
Deferred compensation......       -           -
Five-for-four
 stock split...............          3        -
Other comprehensive
 income....................       -           -         $      82
Net income.................       -           -            14,379
                                -------   ---------     ----------
Balance, June 30, 2000.....         13         (80)     $  14,461
                                                        ==========
Stock and options issued for
 acquisition of businesses.       -           -
Stock issued upon
 exercise of stock
 options and warrants......        (11)         66
Deferred compensation......       -           -
Two-for-one stock split....          2        -
Other comprehensive loss...       -           -         $    (236)
Net income.................       -           -            21,354
                               -------   ---------      ----------
Balance, June 30, 2001.....          4   $     (14)     $  21,118
                               =======   ==========     ==========

                 See notes to consolidated financial statements.

                     AEROFLEX INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                       Years Ended June 30,
                                               ---------------------------------
                                                  2001        2000        1999
                                                  ----        ----        ----
                                                             (Restated, Note 2)
Cash flows from operating activities:
  Net income ..............................     $ 21,354   $ 14,379     $  9,765
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
      Acquired in-process research
        and development....................        2,500       -           3,500
      Depreciation and amortization........       11,600      9,004        6,569
      Amortization of deferred gain........         (823)      (596)        (588)
      Tax benefit from stock option
        exercises (Note 10)................        8,962      5,114        3,203
      Deferred income taxes................        2,488      1,086        1,812
      Other................................          365        390          292
  Change in operating assets and
    liabilities, net of effects from
    purchase of businesses:
      Decrease (increase) in accounts
        receivable..........................       4,330    (11,481)     (16,445)
      Decrease (increase) in inventories....      (6,177)    (4,232)       3,825
      Decrease (increase) in prepaid
        expenses and other assets...........      (3,170)    (1,069)      (2,231)
      Increase (decrease) in accounts
        payable, accrued expenses and
        other long-term liabilities.........       5,779      2,462        2,272
      Increase (decrease) in income
        taxes payable.......................        -          (698)      (1,113)
                                                ---------  ---------    ----------
Net cash provided by operating
  activities................................      47,208     14,359       10,861
                                                ---------  ---------    ----------
Cash flows from investing activities:
  Payment for purchase of businesses,
    net of cash acquired....................     (14,580)      (566)     (43,656)
  Capital expenditures......................     (13,292)    (7,226)      (9,127)
  Proceeds from sale of property,
    plant and equipment.....................         168      1,686          967
  Purchase of marketable securities.........     (30,767)   (11,430)        -
  Proceeds from sale of marketable
    securities..............................      30,121        193          198
                                                ---------  ---------    ----------
Net cash used in investing activities.......     (28,350)   (17,343)     (51,618)
                                                ---------  ---------    ----------
Cash flows from financing activities:
  Proceeds from issuance of
    common shares in public
    offering.................................       -        69,000         -
  Costs in connection with
    public offering..........................       -          (500)        -
  Borrowings under debt agreements...........        635      6,474       24,444
  Debt repayments............................     (3,919)   (23,182)      (4,663)
  Bank debt financing costs..................       -          -            (438)
  Purchase of treasury stock.................       -        (1,990)        (343)
  Proceeds from the exercise of stock
    options and warrants.....................      3,800      5,170        2,539
  Amounts paid for withholding taxes on
    stock option exercises...................    (22,193)   (11,169)      (5,434)
  Withholding taxes collected for stock
    option exercises.........................     17,983     11,166        2,671
                                                ---------  ---------    ---------
Net cash provided by (used in) financing
  activities.................................     (3,694)    54,969       18,776
                                                ---------  ---------    ---------
Net increase (decrease) in cash and
  cash equivalents...........................     15,164     51,985      (21,981)
Cash and cash equivalents at beginning of
 year........................................     54,732      2,747       24,728
                                                ---------  ---------    ---------
Cash and cash equivalents at end of year.....   $ 69,896   $ 54,732     $  2,747
                                                =========  =========    =========

                 See notes to consolidated financial statements.

                     AEROFLEX INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. Summary of Significant Accounting Principles and Policies

       Principles of Consolidation
       The accompanying consolidated financial statements include the accounts of Aeroflex Incorporated and its subsidiaries (the "Company"), all of which are wholly-owned with the exception of Europtest which is 96.8% owned and Amplicomm which is 75% owned as of June 30, 2001 (see Note 2). All intercompany balances and transactions have been eliminated.

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

       Revenue Recognition
       The Company's revenue is generally recognized based upon shipments. Revenues associated with certain long term contracts are recognized under the units-of-delivery method which includes shipments and progress billings, in accordance with Statement of Position 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." The Company records costs on its long-term contracts using percentage-of-completion accounting. Under percentage of completion accounting, costs are recognized on revenues in the same relation that total estimated manufacturing costs bear to total contract value. Estimated costs at completion are based upon engineering and production estimates. Provisions for estimated losses or revisions in estimated profits on contracts-in-process are recorded in the period in which such losses or revisions are first determined.

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

       Intangible Assets
       Intangible assets are recorded at cost less accumulated amortization. The excess of purchase price over the fair value of tangible assets acquired is being amortized on a straight-line basis over periods ranging from 6 to 40 years except for certain costs allocated to identifiable intangible assets including existing technology, assembled workforce, customer relationships and patents which are amortized over 6 to 15 years, the estimated remaining lives of the intangibles at the time they were acquired by the Company. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company periodically, and whenever events or changes in circumstances indicate that the carrying value of its intangible assets may be impaired, evaluates the recoverability of such asset by estimating the future cash flows. If the sum of the expected undiscounted cash flows expected to result from the use of the asset, and its eventual disposition, is less than the carrying amount of the asset, the Company will recognize an impairment loss to the extent of this shortfall. The Company assesses the recoverability of unamortized goodwill based on the undiscounted projected future earnings of the related businesses.

       Income Per Common Share
       In accordance with SFAS No. 128 "Earnings Per Share," income per common share ("Basic EPS") is computed by dividing net income by the weighted average common shares outstanding. Income per common share assuming dilution ("Diluted EPS") is computed by dividing net income by weighted average common shares outstanding plus potential dilution from the exercise of stock options and warrants.

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

       Foreign Currency Translations
       The financial statements of the Company's subsidiary in France are measured in the local currency and then translated into U.S. dollars using the current rate method. Under the current rate method, assets and liabilities are translated using the exchange rate at the balance sheet date. Revenues and expenses are translated at average rates prevailing throughout the year. Gains and losses resulting from the translation of financial statements of the foreign susidiary are accumulated in other comprehensive income (loss) and presented as part of stockholders' equity. Exchange gains or losses from the settlement of foreign currency transactions are reflected in the consolidated statement of earnings.

       Comprehensive Income
       On July 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income consists of net income and equity adjustments relating to foreign currency translation, fair value of derivatives and available-for-sale securities and is presented in the Consolidated Statements of Stockholders' Equity and Comprehensive Income. The statement requires only additional disclosures in the consolidated financial statements; it does not effect the Company's results of operations.

       Accounting for Derivative Instruments and Hedging Activities
       Effective July 1, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. This statement requires companies to record derivatives on the balance sheet as assets or liabilities at their fair value. In certain circumstances, changes in the value of such derivatives may be required to be recorded as gains or losses. The impact of this statement did not have a material effect on the Company's consolidated financial statements. The cumulative effect of the adoption of this accounting policy was a $132,000, net of tax, credit in the quarter ended September 30, 2000 which represented the net of tax fair value of certain interest rate swap agreements at July 1, 2000.

       Reclassifications
       Reclassifications have been made to the 1999 and 2000 consolidated financial statements to conform to the 2001 presentation.

       Recent Accounting Pronouncements
       Effective July 1, 2000, the Company adopted the SEC's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101") and the Emerging Issues Task Force Issue 00-10, "Accounting for Shipping and Handling Fees and Costs," ("EITF 00-10"). SAB 101 provides guidance related to revenue recognition. EITF 00-10 requires companies to recognize revenue for amounts billed to customers for shipping and handling charges. The adoption of these two pronouncements did not have a material impact on the Company's consolidated statements of earnings.

       In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all future business combinations and specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Amortization expense related to goodwill was $1.2 million, $640,000 and $437,000 for the years ended June 30, 2001, 2000 and 1999, respectively. SFAS No. 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 121. The Company will adopt the provisions of SFAS 141 and SFAS 142 as of July 1, 2001.

       The Company will evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. The Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by September 30, 2001. In addition, the Company will be required to test goodwill and, to the extent an intangible asset is identified as having an indefinite useful life, the intangible asset, for impairment in accordance with the provisions of SFAS No. 142 by June 30, 2002 and September 30, 2001, respectively. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle as of July 1, 2001.

       Because of the extensive effort needed to comply with adopting SFAS 141 and SFAS 142, it is not practicable to reasonably estimate the impact of adopting these statements on the Company's consolidated financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

2.     Acquisition of Businesses

       TriLink
       Effective March 23, 2001, the Company acquired all of the outstanding stock of TriLink Communications Corp. ("TriLink") for 1.1 million shares of Aeroflex common stock. TriLink designs, develops, manufactures and markets fiber optic components for the communications industry, including Lithium Niobate modulators and optical switches.

       The Company evaluated the acquired tangible and identifiable intangible assets to serve as a basis for allocation of the purchase price. The Company allocated the purchase price, including acquisition costs of approximately $300,000, as follows:

                                                                                        (In thousands)
                           Net tangible assets                                             $ 1,171
                           Identifiable intangible assets - existing technology              6,000
                                                          - assembled workforce                430
                           Deferred income taxes on identifiable
                             intangible assets                                              (2,572)
                           Excess costs over fair value of net assets
                             acquired                                                        5,668
                           In-process research and development                               1,000
                                                                                           -------
                                                                                           $11,697
                                                                                           =======

       The existing technology, assembled workforce and costs in excess of fair value of net assets acquired are being amortized on a straight-line basis over 6 years. The acquired in-process research and development was not considered to have reached technological feasibility and, in accordance with accounting principles generally accepted in the United States of America, the value of such has been expensed in the quarter ended March 31, 2001. At the acquisition date, TriLink was conducting design, development, engineering and testing activities associated with the completion of its 10 GB modulator.

       Summarized below are the unaudited pro forma results of operations of the Company as if TriLink had been acquired at the beginning of the fiscal periods presented. The $1.0 million write-off has been included in the June 30, 2001 pro forma income but not the June 30, 2000 pro forma income in order to provide comparability to the respective historical periods.

                                                                            Pro Forma
                                                                           Years Ended
                                                                             June 30,
                                                                    --------------------------
                                                                    2001                  2000
                                                                    ----                  ----
                                                             (In thousands, except per share data)

         Net Sales                                                     $ 233,168            $ 188,790
         Income before
           cumulative effect
           of a change in
           accounting                                                     19,870               12,721

         Income before
           cumulative effect
           of a change in
           accounting per share:
             Basic                                                       $.34                 $.26
             Diluted                                                      .32                  .24


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

      The Company evaluated the acquired tangible and identifiable intangible assets to serve as a basis for allocation of the purchase price. The Company allocated the purchase price, including acquisition costs of approximately $100,000, as follows:

                                                                                                  (In thousands)
                  Net tangible assets                                                                $ 6,774
                  Existing technology                                                                  2,970
                  Excess costs over fair value of net assets
                    acquired                                                                           2,856
                  In-process research and development                                                  1,500
                                                                                                     -------
                                                                                                     $14,100
                                                                                                     =======


      The existing technology and costs in excess of fair value of net assets acquired are being amortized on a straight-line basis over 7 years. The acquired in-process research and development was not considered to have reached technological feasibility and, in accordance with accounting principles generally accepted in the United States of America, the value of such has been expensed in the quarter ended December 31, 2000. At the acquisition date, RDL was conducting design, development, engineering and testing activities associated with the completion of its defense and commercial product lines representing next-generation technologies.

      Summarized below are the unaudited pro forma results of operations of the Company as if RDL had been acquired at the beginning of the fiscal periods presented. The $1.5 million write-off has been included in the June 30, 2001 pro forma income but not the June 30, 2000 pro forma income in order to provide comparability to the respective historical periods.

                                                                               Pro Forma
                                                                              Years Ended
                                                                                June 30,
                                                                        -------------------------
                                                                        2001                 2000
                                                                        ----                 ----
                                                                   (In thousands, except per share data)

         Net sales                                                     $ 237,690            $ 204,586
         Income before
           cumulative effect
           of a change in
           accounting                                                     20,799               13,163

         Income before
           cumulative effect
           of a change in
           accounting per share:
             Basic                                                       $.36                $.27
             Diluted                                                      .34                 .26

      The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of the periods presented or of future operating results of the combined companies.

      Altair
      On October 16, 2000, the Company issued 550,000 shares(after adjustment for the 2- for-1 stock split effective in November 2000) of its common stock for all the outstanding common stock of Altair Aerospace Corporation ("Altair"). Altair designs and develops advanced object-oriented control systems software based upon a proprietary software engine. This business combination has been accounted for as a pooling-of-interests and, accordingly, for all periods prior to the business combination, the Company's historical consolidated financial statements have been restated to include the accounts and results of operations of Altair. Altair's net sales were approximately $2.8 million and $3.3 million for the years ended June 30, 2000 and 1999, respectively, and its net income (loss) was $(21,000) and $8,000, respectively. As of June 30, 2000, Altair's total assets were $788,000 and its total liabilities were $1.1 million.

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

      The Company evaluated the acquired tangible and identifiable intangible assets to serve as a basis for allocation of the purchase price. The Company allocated the purchase price, including acquisition costs of approximately $500,000, as follows:

                                                                         (In thousands)
             Net tangible assets                                             $28,771
             Identifiable intangible assets - existing technology              4,700
                                            - tradename                        1,000
                                            - assembled workforce                600
             Costs in excess of fair value of
                  net assets acquired                                          4,429
             In-process research and development                               3,500
                                                                             -------
                                                                             $43,000
                                                                             =======

      The identifiable intangibles and costs in excess of fair value of net assets are being amortized on a straight-line basis over 6 to 15 years. The acquired in-process research and development was not considered to have reached technological feasibility and, in accordance with accounting principles generally accepted in the United States of America, the value of such was expensed in the third quarter of fiscal 1999.

      Summarized below are the unaudited pro forma results of operations of the Company as if UTMC had been acquired as of July 1, 1998. The $3.5 million write-off has been included in the June 30, 1999 pro forma income in order to provide comparability to the actual results.

                                               Pro Forma Year Ended
                                                     June 30,
                                               --------------------
                                                      1999
                                                      ----
                                       (In thousands, except per share data)

             Net sales                              $ 180,427
             Net income                                 9,477

             Net income per share
               Basic                                  $ .21
               Diluted                                  .20



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

       The acquisitions (except for Altair, as discussed above) have been accounted for as purchases and, accordingly, the acquired assets and liabilities assumed have been recorded at their estimated fair values at the respective dates of acquisition. The operating results of each acquired company are included in the consolidated statements of earnings from the respective acquisition dates. Further, with respect to Altair, the Company's historical consolidated financial statements have been restated for all periods prior to the business combination.

3.     Marketable Securities

       All of the Company's marketable securities are deemed by management to be available-for-sale and are reported at fair value with net unrealized gains or losses reported within stockholders' equity. Realized gains and losses are recorded based on the specific identification method. For fiscal years 2001, 2000 and 1999, gross realized gains and (losses) were $0, $193,000 and $0, respectively. The carrying amount of the Company's investments is shown in the table below:

                                                                     June 30,
                                                              -------------------
                                                                2001        2000
                                                              --------    -------
                                                                 (In thousands)
             Amortized cost                                    $12,075    $11,430
             Gross unrealized gains                                  6         85
             Gross unrealized losses                               (69)        (3)
                                                               -------    -------
             Estimated fair value                              $12,012    $11,512
                                                               =======    =======


       The marketable securities at June 30, 2001 were virtually all U.S. government agency debt securities with scheduled maturities within one year.

4.     Inventories
       Inventories consist of the following:

                                                    June 30,
                                         --------------------------
                                           2001              2000
                                         --------          --------
                                                (In thousands)
             Raw materials.........       $28,999            20,392
             Work-in-process.......        13,071            12,783
             Finished goods........         6,353             4,192
                                          -------           -------
                                          $48,423           $37,367
                                          =======           =======

       Inventories include contracts-in-process of $15.3 million and $9.3 million at June 30, 2001 and 2000, respectively, which consist substantially of unbilled material, labor and overhead costs that are or were expected to be billed during the succeeding fiscal year.

5.     Property, Plant and Equipment
       Property, plant and equipment consists of the following:

                                                     June 30,
                                         -----------------------------
                                              2001            2000       Estimated
                                         -------------   -------------  Useful Life
                                               (In thousands)             In Years
                                                                        -----------
         Land.........................    $   5,024      $   4,725
         Building and leasehold
          improvements................       37,266         33,061        2 to 40
         Machinery, equipment, tools
          and dies....................       48,087         38,411        3 to 10
         Furniture and fixtures.......        9,536          8,270        5 to 10
         Assets recorded under
          capital leases..............        6,711          6,769        5 to 10
                                          ---------      ---------
                                            106,624         91,236
         Less accumulated depreciation
          and amortization............       44,487         38,985
                                          ---------      ---------
                                          $  62,137      $  52,251
                                          =========      =========

       Repairs and maintenance expense on property, plant and equipment was $2.6 million, $2.5 million and $2.3 million for the years ended June 30, 2001, 2000 and 1999, respectively.

6.     Accrued Expenses and Other Current Liabilities
       Accrued expenses and other current liabilities include accrued salaries, wages and other compensation of $7.4 million and $6.9 million at June 30, 2001 and 2000, respectively.

7.     Long-Term Debt and Credit Arrangements
       Long-term debt consists of the following:

                                                      June 30,
                                              -----------------------
                                               2001            2000
                                              ------          ------
                                                  (In thousands)
           Revolving credit, term loan
            and mortgage agreement (a)...    $  3,724         $  4,038
           Building mortgage (b).........       3,765            3,965
           Capitalized lease
            obligations (c)..............       5,152            6,026
           Other.........................         692            1,056
                                             ---------        ---------
                                               13,333           15,085
           Less current maturities.......       1,905            2,102
                                             ---------        ---------
                                             $ 11,428         $ 12,983
                                             =========        =========

       Aggregate long-term debt as of June 30, 2001 matures in each fiscal year as follows:

                                       (In thousands)

                     2002...............  $ 1,905
                     2003...............    1,331
                     2004...............    1,433
                     2005...............    1,615
                     2006...............    1,063
                     Thereafter.........    5,986
                                          -------
                                          $13,333
                                          =======

       Interest paid was $1.4 million, $2.5 million and $1.6 million during the years ended June 30, 2001, 2000 and 1999, respectively.


       (a) As of February 25, 1999, the Company replaced a previous agreement with a revised revolving credit, term loan and mortgage agreement with two banks which is secured by substantially all of the Company's assets not otherwise encumbered. The agreement provided for a revolving credit line of $23.0 million, a term loan of $20.0 million and a mortgage on the Company's Plainview property for $4.5 million. The revolving credit loan facility expires in December 2002. The outstanding balance of the term loan was fully paid with the proceeds from the Company's sale of its Common Stock in May 2000. The interest rate on borrowings under this agreement is at various rates depending upon certain financial ratios, with the current rate substantially equivalent to prime (approximately 6.75% at June 30, 2001) on the revolving credit borrowings. The Company paid a facility fee of $100,000 and is required to pay a commitment fee of .25% per annum of the average unused portion of the credit line. The mortgage is payable in monthly installments of approximately $26,000 through March 2008 and a balloon payment of $1.6 million in April 2008. The Company has entered into an interest rate swap agreement for the outstanding amount under the mortgage agreement at approximately 7.6% in order to reduce the interest rate risk associated with these borrowings. The fair market value of the interest rate swap agreement was $66,000 as of June 30, 2001 in favor of the banks.

       The terms of the agreement require compliance with certain covenants including minimum consolidated tangible net worth and pretax earnings, maintenance of certain financial ratios, limitations on capital expenditures and indebtedness and prohibition of the payment of cash dividends. In connection with the purchase of certain materials for use in manufacturing, the Company has a letter of credit of $2.0 million. At June 30, 2001, the Company's available unused line of credit was $21.0 million after consideration of the letter of credit.

       (b) In December 1998, the Company financed the acquisition and renovation of the land and building of its Pearl River, NY facility and received proceeds amounting to $4.2 million. This debt requires a balloon payment of $3.8 million in 2019.

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

8.     Stockholders' Equity

       Common Stock Offering
       In May 2000, the Company sold 6.3 million shares (adjusted for the stock splits) of its Common Stock in a public offering for $68.5 million, net of an underwriting discount of $3.5 million and issuance costs of $500,000. Of these net proceeds, $13.0 million was used to repay the term loan. The balance of the net proceeds is invested in short-term marketable securities and is intended to ultimately be used for additional working capital, including research and development, for expansion of our facilities, and for general corporate purposes, including possible acquisitions of technologies, product lines or businesses.

       Common Stock Splits
       On June 12, 2000, the Company's Board of Directors authorized a five-for-four stock split on its Common Stock, effective June 26, 2000. On November 2, 2000, the Company's Board of Directors authorized a two-for-one stock split of its Common Stock, effective November 16, 2000. The share and per share amounts in the consolidated financial statements give effect to the stock splits.

       Stock Options and Warrants
       Under the Company's stock option plans, options may be granted to purchase shares of the Company's Common Stock exercisable at prices equal to the fair market value on the date of grant. During 1990, the Company's shareholders approved the Non-Qualified Stock Option Plan (the "NQSOP"). In December 1993, the Board of Directors adopted the Outside Director Stock Option Plan (the "Directors' Plan") which provides for options to non-employee directors, which become exercisable in three installments and expire ten years from the date of grant. The Directors' Plan, as amended, covers 1.3 million shares of the Company's Common Stock. In November 1994, the shareholders approved the Directors' Plan and the 1994 Non-Qualified Stock Option Plan (the "1994 Plan"). In November 1996, the shareholders approved the 1996 Stock Option Plan (the "1996 Plan"). In April 1998, the Board of Directors adopted the 1998 Stock Option Plan (the "1998 Plan"). In January 2000, the shareholders approved the 1999 Stock Option Plan (the "1999 Plan"). In March 2000, the Board of Directors adopted the 2000 Stock Option Plan ("the 2000 Plan"). In November 2000, the shareholders approved the Key Employee Stock Option Plan ("the Key Employee Plan"). The NQSOP, the 1994 Plan, the 1996 Plan, the 1998 Plan, the 1999 Plan, the 2000 Plan and the Key Employee Plan provide for options which become exercisable in one or more installments and each covers 3.8 million shares of the Company's Common Stock except for the 1999 Plan which covers 2.3 million shares, the 2000 Plan which covers 4.6 million shares and the Key Employee Plan which covers 4.0 million shares. Options under the NQSOP and the 1994 Plan expire five years from the date of grant. Options under the 1996 Plan, the 1998 Plan, the 1999 Plan, the 2000 Plan and the Key Employee Plan shall expire not later than ten years from the date of grant.

       The Company has also issued to employees, who are not executive officers, options to purchase 1.4 million shares of Common Stock which were not covered by one of the above plans.


       Additional information with respect to the Company's stock options is as follows:

                                      Weighted       Shares
                                      Average         Under
                                      Exercise     Outstanding
                                       Prices        Options
                                      --------     ------------
                                                  (In thousands)
                 Balance, July 1,
                  1998.........      $  2.22          9,729
                 Granted.......         4.73          2,889
                 Forfeited.....         1.80             (8)
                 Exercised.....         1.50         (3,650)
                                                    ---------
                 Balance, June 30,
                  1999.........         3.32          8,960
                 Granted.......        14.01          4,395
                 Forfeited.....         4.82            (56)
                 Exercised.....         2.23         (3,733)
                                                    ---------
                 Balance, June 30,
                  2000.........         8.65          9,566
                 Granted.......        21.22          7,128
                 Forfeited.....         9.22           (148)
                 Exercised.....         4.02         (2,702)
                                                    ---------
                 Balance, June 30,
                  2001.........        16.02         13,844
                                                    =========

       The Company's stock option plans allow employees to use shares received from the exercise of the option to satisfy the tax withholding requirements. During fiscal years 2001, 2000 and 1999, payroll tax on stock option exercises were withheld from employees in shares of the Company's Common Stock amounting to $4.2 million, $0 and $2.6 million, respectively.

       Options to purchase 4.4 million, 3.3 million and 3.8 million shares were exercisable at weighted average exercise prices of $10.21, $6.80 and $2.03 as of June 30, 2001, 2000 and 1999, respectively.

       The options outstanding as of June 30, 2001 are summarized in ranges as follows:


                                   Options Outstanding
                         ----------------------------------------------
                           Weighted                           Weighted
       Range of            Average                            Average
       Exercise            Exercise         Options           Remaining
        Prices             Price            Outstanding       Life
     -----------           --------         -----------       ---------
                                            (In thousands)
     $ 1.67-$ 2.50         $ 1.89                  328         5.6 years
     $ 3.28-$ 4.65           4.13                1,697         6.9
     $ 5.38-$ 7.03           6.36                2,231         7.7
     $10.13-$13.56          12.93                1,775         9.2
     $15.34-$22.53          17.88                4,685         9.2
     $26.00-$34.41          29.82                3,128         7.4
                                              ---------
                                                13,844
                                              =========


               Options Exercisable
          ----------------------------------

                    Weighted
        Range of    Average
        Exercise    Exercise   Options
        Prices      Price      Exercisable
      -----------   --------   -----------
                              (In thousands)
     $ 1.67-$ 2.50   $ 1.89          328
     $ 3.28-$ 4.65     4.15        1,218
     $ 5.38-$ 7.03     6.18        1,021
     $10.13-$13.56    13.56          474
     $15.34-$22.53    19.22        1,400
                                 --------
                                   4,441
                                 ========

       As of June 30, 2000, the Company had outstanding warrants to purchase 132,000 shares of its Common Stock exercisable between $2.70 and $3.00 per share. All of these warrants were exercised or expired during fiscal year 2001.

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

       The per share weighted average fair value of stock options granted during fiscal 2001, 2000 and 1999 was $18.68, $10.60 and $3.00, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions: 2001 - expected dividend yield of 0%, risk free interest rate of 5.6%, expected stock volatility of 137%, and an expected option life of 5.1 years; 2000 - expected dividend yield of 0%, risk free interest rate of 6.0%, expected stock volatility of 94%, and an expected option life of 5.3 years; 1999 - expected dividend yield of 0%, risk free interest rate of 5.3%, expected stock volatility of 77%, and an expected option life of 5.1 years. The pro forma compensation cost before income taxes was $66.3 million, $14.0 million and $4.8 million for the years ended June 30, 2001, 2000 and 1999, respectively, based on the aforementioned fair value at the grant date only for options granted after fiscal year 1995. The Company's net income and net income per share using this pro forma compensation cost would have been:


                                         Years Ended June 30,
                                     ----------------------------
                                 (In thousands, except per share data)

                                                 2001
                                     ----------------------------
                                     As Reported        Pro Forma
                                     -----------        ---------
     Net income (loss) before
       cumulative effect of
       a change in
       accounting.................    $ 21,222         $(22,513)

     Net income (loss) before
       cumulative effect of
       a change in
       accounting per share
                 Basic................$  0.37         $ (0.39)
                 Diluted..............   0.35             *


     * As a result of the loss, all options are anti-dilutive.


                                                    2000
                                        ----------------------------
                                        As Reported        Pro Forma
                                        -----------        ---------


     Net income...................        $ 14,379         $  5,284

     Net income per share
                 Basic.................   $  0.30          $  0.11
                 Diluted...............      0.28             0.11




                                                    1999
                                        ----------------------------
                                        As Reported        Pro Forma
                                        -----------        ---------
     Net income...............            $  9,765         $  6,617

     Net income per share
                 Basic.............       $  0.22          $  0.15
                 Diluted...........          0.20             0.14


       Since the pro forma compensation cost reflects only options granted after fiscal year 1995, the full impact of calculating stock-based compensation costs under SFAS No. 123 is not reflected in the pro forma net income because compensation cost is recognized over the respective vesting period and compensation cost for options granted prior to fiscal year 1996 was not reflected.

       Shareholders' Rights Plan
       On August 13, 1998, the Company's Board of Directors approved a Shareholders' Rights Plan which provides for a dividend distribution of one right for each share to holders of record of the Company's Common Stock on August 31, 1998 and the issuance of one right for each share of Common Stock that shall be subsequently issued. The rights become exercisable only in the event a person or group ("Acquiring Person") accumulates 15% or more of the Company's Common Stock, or if an Acquiring Person announces an offer which would result in it owning 15% or more of the Common Stock. The rights expire on August 31, 2008. Each right will entitle the holder to buy 1/2500 of a share of Series A Junior Participating Preferred Stock, as amended, of the Company at a price of $65. In addition, upon the occurrence of a merger or other business combination, or the acquisition by an Acquiring Person of 50% or more of the Common Stock, holders of the rights, other than the Acquiring Person, will be entitled to purchase either Common Stock of the Company or common stock of the Acquiring Person at half their respective market values. The Company will be entitled to redeem the rights for $.01 per right at any time prior to a person becoming an Acquiring Person.

       Net Income Per Share
       A reconciliation of the numerators and denominators of the Basic EPS and Diluted EPS calculations is as follows:


                                               Years Ended June 30,
                                       ------------------------------------
                                           2001        2000        1999
                                          ------      ------      ------
                                       (In thousands, except per share data)

       Computation of Adjusted Net Income:
       Income before cumulative
         effect of a change in
         accounting.....................  $ 21,222      $ 14,379    $  9,765
       Cumulative effect of a
         change in accounting, net
         of tax.........................       132          -           -
                                          --------      --------    --------
       Net income.......................  $ 21,354      $ 14,379    $  9,765
                                          ========      ========    ========
       Computation of Adjusted
         Weighted Average Shares
         Outstanding:
       Weighted average shares
         outstanding....................    58,124        48,189      45,011
       Add: Effect of dilutive
         options and warrants
         outstanding....................     2,917         3,285       3,360
                                          --------      --------    --------
       Weighted average shares and
         common share equivalents used
         for computation of diluted
         earnings per common share......    61,041        51,474      48,371
                                          ========      ========    ========
       Income Per Share - Basic:
         Income before cumulative
           effect.......................    $0.37         $0.30       $0.22
         Cumulative effect of a change
           in accounting................      -             -           -
                                            -----         -----       -----
         Net income.....................    $0.37         $0.30       $0.22
                                            =====         =====       =====
       Income Per Share - Diluted:
         Income before cumulative
           effect.......................    $0.35         $0.28       $0.20
         Cumulative effect of a change
           in accounting................      -             -           -
                                            -----         -----       -----
         Net income.....................    $0.35         $0.28       $0.20
                                            =====         =====       =====


       Options to purchase 9.3 million shares at exercise prices ranging between $13.56 and $34.41 per share were outstanding as of June 30, 2001 but were not included in the computation of Diluted EPS because the exercise prices of these options were greater than the average market price of the common shares.

9.     Comprehensive Income

       The components of comprehensive income are as follows:


                                                               Years Ended June 30,
                                                        ---------------------------------
                                                          2001         2000         1999
                                                        -------      -------       ------
                                                                 (In thousands)
       Net income                                       $21,354      $14,379       $9,765

       Unrealized gain (loss) on
         interest rate swap
         agreement, net of tax                              (43)          -            -

       Unrealized investment
         gain (loss), net of tax                           (124)          82           -

       Foreign currency
         translation adjustment                             (69)          -            -
                                                        -------      -------       ------
       Total comprehensive income                       $21,118      $14,461       $9,765
                                                        =======      =======       ======


10.    Income Taxes

       The provision (benefit) for income taxes consists of the following:


                                          Years Ended June 30,
                                   ----------------------------------
                                     2001          2000          1999
                                   -------        ------        ------
                                              (In thousands)
       Current:
         Federal...............    $ 8,412        $4,656        $4,465
         State and local.......        550           458           873
                                   -------        ------        ------
                                     8,962         5,114         5,338
                                   -------        ------        ------
       Deferred:
         Federal...............      2,559           990         1,989
         State and local.......        (71)           96          (177)
                                   -------        ------        ------
                                     2,488         1,086         1,812
                                   -------        ------        ------
                                   $11,450        $6,200        $7,150
                                   =======        ======        ======


       The provision for income taxes varies from the amount computed by applying the U.S. Federal income tax rate to income before income taxes as a result of the following:


                                          Years Ended June 30,
                                   ----------------------------------
                                     2001          2000          1999
                                   -------        ------        ------
                                              (In thousands)
       Tax at statutory rate....   $11,435       $ 7,203        $5,920
       Utilization of capital
        loss carryforward.......       -          (1,017)          -
       Non-deductible acquired
        in-process research
        and development charge..       350          -            1,225
       State and local
        income tax..............       311           360           452
       Research and development
        credit..................      (675)         (300)         (500)
       Other, net...............        29           (46)           53
                                   -------       -------        ------
                                   $11,450       $ 6,200        $7,150
                                   =======       =======        ======

       Deferred tax assets and liabilities consist of:

                                                               June 30,
                                                        ----------------------
                                                          2001          2000
                                                        --------      --------
                                                           (In thousands)
       Accounts receivable.......................       $    206      $    210
       Inventories...............................          6,376         4,891
       Accrued expenses and other current
         liabilities.............................            566           216
                                                        --------      --------
         Current assets..........................          7,148         5,317
                                                        --------      --------
       Capital lease obligation..................          1,574         1,955
       Other long-term liabilities...............          1,811         1,793
       Capital loss carryforwards................            684         1,262
       Tax loss carryforwards....................         11,268         6,189
       Tax credit carryforwards..................          5,016         4,164
       Less: valuation allowance.................         (1,088)       (2,165)
                                                        --------      --------
         Non-current assets......................         19,265        13,198
                                                        --------      --------
       Property, plant and equipment.............         (4,688)       (5,698)
       Intangibles...............................         (6,039)       (4,407)
                                                        --------      --------
         Long-term liabilities...................        (10,727)      (10,105)
                                                        --------      --------
         Net non-current assets (liabilities)....          8,538         3,093
                                                        --------      --------
           Total.................................       $ 15,686      $  8,410
                                                        ========      ========

       The Company recorded credits of $20.8 million, $13.3 million and $5.2 million to additional paid-in capital during the years ended June 30, 2001, 2000 and 1999, respectively, in connection with the tax benefit related to compensation deductions on the exercise of stock options and warrants. The deduction in fiscal 2001 and 2000, has created a net operating loss carryforward for tax purposes which has resulted in an increase in the Company's deferred tax assets. The tax loss carryforwards and tax credit carryforwards expire through 2021.

       In accordance with SFAS No. 109, the Company records a valuation allowance against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has recorded a valuation allowance primarily against capital loss carryforwards and certain other tax loss and credit carryforwards which may expire before they can be utilized. The reduction of the valuation allowance in fiscal 2001, was primarily due to the expiration of capital loss carryforwards.

       The Company is undergoing routine audits by various taxing authorities of its state and local income tax returns covering periods from 1997 to 1999. Management believes that the probable outcome of these various audits should not materially affect the consolidated financial statements of the Company.

       The Company made income tax payments of $227,000, $2.0 million and $3.3 million and received refunds of $2.3 million, $940,000 and $75,000 during the years ended June 30, 2001, 2000 and 1999, respectively.

11.    Employment Contracts

       As of June 30, 2001, the Company has employment agreements with certain of its officers for periods through June 30, 2004 with annual remuneration ranging from $228,000 to $381,000, plus cost of living adjustments and, in some cases, additional compensation based upon earnings of the Company. Future aggregate minimum payments under these contracts are $1.3 million per year. Certain of the contracts provide for a three-year consulting period at the expiration of the employment term at two-thirds of salary. In addition, these officers have the option to terminate their employment agreements upon change in control of the Company, as defined, and receive lump sum payments equal to the salary and bonus, if any, for the remainder of the term.

12.    Employee Benefit Plans

       All employees of the Company and certain subsidiaries who are not members of a collective bargaining agreement are eligible to participate in one of three company sponsored 401(k) plans. Each participant has the option to contribute a portion of his or her compensation and receive a discretionary employer matching contribution. Furthermore, employees of certain subsidiaries are eligible to participate in qualified profit sharing plans and receive an allocation of a discretionary share of their respective subsidiary's profits. For fiscal years ended June 30, 2001, 2000 and 1999, these 401(k) and profit sharing plans had an aggregate expense of $2.3 million, $1.7 million and $1.0 million, respectively.

       Effective January 1, 1994, the Company established a Supplemental Executive Retirement Plan (the "SERP") which provides retirement, death and disability benefits to certain of its officers. The SERP expense for the fiscal years ended June 30, 2001, 2000 and 1999 was $625,000, $454,000 and $384,000, respectively. The assets of the SERP are held in a Rabbi Trust and amounted to $2.4 million and $1.8 million at June 30, 2001 and 2000, respectively. The accumulated benefit obligation was $3.0 million and $2.6 million at June 30, 2001 and 2000, respectively. The projected benefit obligation was $4.8 million and $3.3 million at June 30, 2001 and 2000, respectively. The intangible asset related to the SERP was $366,000 and $586,000 at June 30, 2001 and 2000, respectively. A discount rate of 7.0% and 7.5% was assumed in the above calculations as of June 30, 2001 and 2000, respectively, and a rate of compensation increase of 3.0% was assumed for both years. No participants are currently receiving benefits.

13.    Commitments and Contingencies

       Operating Leases

       Several of the Company's operating facilities and certain machinery and equipment are leased under agreements expiring through 2007. The leases for machinery and equipment generally contain options to purchase at the then fair market value of the related leased assets.

       Future minimum payments under operating leases as of June 30, 2001 are as follows for the fiscal years:


                                                     (In thousands)
                                                     --------------
                                2002................... $ 4,027
                                2003...................   3,442
                                2004...................   2,223
                                2005...................   1,384
                                2006...................     773
                                Thereafter.............     416
                                                        -------
                                                        $12,265
                                                        =======



       Rental expense was $3.7 million, $3.0 million and $2.7 million during the fiscal years 2001, 2000 and 1999, respectively.

       Legal Matters

       A subsidiary of the Company whose operations were discontinued in 1991, is one of several defendants named in a personal injury action initiated in August 1994 by a group of plaintiffs. The plaintiffs are seeking damages which cumulatively exceed $500 million. The complaint alleges, among other things, that the plaintiffs suffered injuries from exposure to substances contained in products sold by the subsidiary to one of its customers. This action is in the discovery stage. Based upon available information and considering its various defenses, together with its product liability insurance, in the opinion of management of the Company the outcome of the action against its subsidiary will not have a materially adverse effect on the Company's consolidated financial statements.

       The Company is involved in various other routine legal matters. Management believes the outcome of these matters will not have a materially adverse effect on the Company's consolidated financial statements.

14.    Business Segments

       The Company's business segments and major products included in each segment, are as follows:

           Microelectronic Solutions:
           a) Microelectronic Modules
           b) Thin Film Interconnects
           c) Integrated Circuits

           Test Solutions:
           a) Instrument Products
           b) Motion Control Systems

           Isolator Products:
           a) Commercial Spring and Rubber Isolators
           b) Industrial Spring and Rubber Isolators
           c) Military Wire-rope Isolators


       The Company is a manufacturer of advanced technology systems and components for commercial industry, government and defense contractors. Approximately 29%, 33% and 42% of the Company's sales for the fiscal years 2001, 2000 and 1999, respectively, were to agencies of the United States government or to prime defense contractors or subcontractors of the United States government. The only customers which constituted more than 10% of the Company's sales during any year in the period presented were Agere which comprised 10.8% of sales in fiscal year 2001, Teradyne and Lockheed Martin which comprised 10.9% and 10.3% of sales in fiscal year 2000, respectively, and Lockheed Martin and Lucent Technologies which comprised 12.0% and 11.1% of sales in fiscal year 1999, respectively. The Company's customers are located primarily in the United States, but export sales accounted for 14.7%, 11.6% and 7.6% of sales in fiscal years 2001, 2000 and 1999, respectively.

                                             Years Ended June 30,
                                       ------------------------------
                                          2001       2000      1999
                                         ------     ------    ------
     Business Segment Data:
                                                 (In thousands)
     Net sales:
       Microelectronic Solutions...    $144,901   $110,253   $ 96,846
       Test Solutions..............      68,394     58,744     44,793
       Isolator Products...........      19,513     19,753     18,743
                                       ---------  ---------  ---------
         Net sales.................    $232,808   $188,750   $160,382
                                       =========  =========  =========

     Operating income:
       Microelectronic Solutions...    $ 35,959   $ 22,734   $ 20,104
       Test Solutions..............       1,971      2,438      3,181
       Isolator Products...........       2,326      2,692      2,108
       General corporate expenses..      (7,293)    (5,397)    (4,262)
                                       ---------  ---------  ---------
                                         32,963     22,467     21,131
     Acquired in-process research
         and development(1)(2).....      (2,500)      -        (3,500)
       Interest expense............      (1,397)    (2,442)    (1,493)
       Other income (expense), net.       3,606        554        777
                                       ---------  ---------  ---------
       Income before income
         taxes.....................    $ 32,672   $ 20,579   $ 16,915
                                       =========  =========  =========

     Total assets:
       Microelectronic Solutions...    $130,119   $112,183   $104,222
       Test Solutions..............      74,308     53,189     44,414
       Isolator Products...........       9,445      9,567     10,020
       Corporate...................      96,380     74,556      7,016
                                       ---------  ---------  ---------
         Total assets..............    $310,252   $249,495   $165,672
                                       =========  =========  =========

     Capital expenditures:
       Microelectronic Solutions...    $  8,057   $  4,777   $  6,955
       Test Solutions..............       4,878      2,297      1,582
       Isolator Products...........         341        152        586
       Corporate...................          16       -             4
                                       ---------  ---------  ---------
       Total capital
         expenditures..............    $ 13,292   $  7,226   $  9,127
                                       =========  =========  =========

     Depreciation and amortization
      expense:
       Microelectronic Solutions...    $  8,010   $  6,657   $  4,112
       Test Solutions..............       3,042      1,765      1,864
       Isolator Products...........         522        554        563
       Corporate...................          26         28         30
                                       ---------  ---------  ---------
         Total depreciation and
          amortization expense.....    $ 11,600   $  9,004   $  6,569
                                       =========  =========  =========

       (1) The fiscal year 2001 special charges for the write-off of in-process research and development acquired in the purchase of RDL ($1.5 million) and TriLink ($1.0 million) are allocable fully the Test Solutions and Microelectronic Solutions segments, respectively.
        (2) The fiscal year 1999 special charge for the write-off of in-process research and development acquired in the purchase of UTMC ($3.5 million) is allocable fully to the Microelectronic Solutions segment.

Quarterly Financial Data (Unaudited):
(In thousands, except per share data and footnotes)


                                             Quarter
                            ------------------------------------------   Year Ended
2001                          First     Second     Third      Fourth      June 30,
----------------------------------------------------------------------------------
Net Sales                   $ 51,127   $ 58,448   $ 64,026   $ 59,207   $232,808
Gross Profit                  19,465     24,827     28,129     23,728     96,149
Income before cumulative
  effect of a change in
  accounting (1)            $  5,089   $  5,625   $  6,334   $  4,174   $ 21,222
                            =========  =========  =========  =========  =========
Net income before
  cumulative effect of a
  change in accounting
  per share:
  Basic (1)                 $ 0.09     $ 0.10     $ 0.11     $ 0.07     $ 0.37
                            =======    =======    =======    =======    =======
  Diluted (1)               $ 0.09     $ 0.09     $ 0.10     $ 0.07     $ 0.35
                            =======    =======    =======    =======    =======


                                             Quarter
                            ------------------------------------------  Year Ended
2000 (Restated, Note 2)       First     Second     Third      Fourth      June 30,
----------------------------------------------------------------------------------
Net Sales                   $ 42,634   $ 41,912   $ 47,054   $ 57,150   $188,750
Gross Profit                  15,247     13,535     17,213     22,555     68,550
Net Income                  $  2,779   $  1,025   $  3,105   $  7,470   $ 14,379
                            =========  =========  =========  =========  =========
Net income per share:
  Basic                     $ 0.06     $ 0.02     $ 0.07     $ 0.14     $ 0.30
                            =======    =======    =======    =======    =======
  Diluted                   $ 0.06     $ 0.02     $ 0.06     $ 0.13     $ 0.28
                            =======    =======    =======    =======    =======

(1) Includes $1.5 million, or $990,000, net of tax, for the year ended June 30, 2001 and quarter ended December 31, 2000, for the write-off of the in-process research and development acquired in connection with the purchase of RDL, Inc. and $1.0 million for the year ended June 30, 2001 and the quarter ended March 31, 2001, for the write-off of the in-process research and development acquired in connection with the purchase of TriLink Communications Corp. (combined $.03 per basic and diluted share).

Since per share information is computed independently for each quarter and the full year, based on the respective average number of common and common equivalent shares outstanding, the sum of the quarterly per share amounts does not necessarily equal the per share amounts for each year.

All per share amounts have been restated to reflect a five-for-four stock split that was paid on July 7, 2000 and a two-for-one stock split that was paid on November 22, 2000.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)



Column A                              Column B                   Column C                        Column D              Column E
--------                              --------                   --------                        --------              --------
                                                                 Additions
                                                          -----------------------------
                                                                              Charged
                                      Balance at          Charged to          to other                             Balance at
                                      beginning           costs and           accounts           Deductions        end of
Description                           of period           expenses            - describe         - describe        period
-----------                           ----------          ----------          ----------         ----------        ----------

YEAR ENDED JUNE 30, 2001:
------------------------

Allowance for doubtful
  accounts                            $  509             $   58                   $     -         $  108  (A)      $  459
                                      =======            =======                  ========        =======          =======
Reserve for inventory
  obsolescence                        $2,830             $2,032                   $     -         $  796  (B)      $4,066
                                      =======            =======                  ========        =======          =======


YEAR ENDED JUNE 30, 2000:
------------------------

Allowance for doubtful
  accounts                            $  381             $  183                   $     -         $   55  (A)      $  509
                                      =======            =======                  ========        =======          =======
Reserve for inventory
  obsolescence                        $2,764             $  640                   $     -         $  574  (B)      $2,830
                                      =======            =======                  ========        =======          =======


YEAR ENDED JUNE 30, 1999:
------------------------

Allowance for doubtful
  accounts                            $  317             $  152                   $     -         $   88  (A)      $  381
                                      =======            =======                  ========        =======          =======
Reserve for inventory
  obsolescence                        $2,357             $  450                   $     -         $   43  (B)      $2,764
                                      =======            =======                  ========        =======          =======


Note:    (A) - Net write-offs of uncollectible amounts.
         (B) - Write-off of inventory.

                        STATEMENT OF DIFFERENCES
                        ------------------------
The trademark symbol shall be expressed as........................... 'TM'
The Greek letter mu shall be expressed as............................ 'u'