Form 10-Q
period 2001-09-30
AEROFLEX INC
filed 2001-11-14
CIK 2601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                              -------------------

                                    FORM 10-Q



              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2001
                        ----------------------------
                        Commission File Number 000-02324


                              -------------------

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


                              -------------------


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

November 14, 2001    59,721,308 shares (excluding 4,388 shares held in treasury)
--------------------------------------------------------------------------------
    (Date)                            (Number of Shares)

NOTE:  THIS IS PAGE 1 OF A DOCUMENT CONSISTING OF    21    PAGES.
                                                    ----

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES


                                      INDEX
                                      -----

                                                                PAGE
                                                                ----
PART I:  FINANCIAL INFORMATION
------   ---------------------

CONSOLIDATED BALANCE SHEETS
 September 30, 2001 and June 30, 2001                           3-4

CONSOLIDATED STATEMENTS OF OPERATIONS
 Three Months Ended September 30, 2001 and 2000                  5

CONSOLIDATED STATEMENTS OF CASH FLOWS
 Three Months Ended September 30, 2001 and 2000                  6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      7-14

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS
    Three Months Ended September 30, 2001 and 2000             15-19

PART II:  OTHER INFORMATION                                     20
-------   -----------------

SIGNATURES                                                      21

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                            September 30,       June 30,
                                               2001               2001
                                            ------------        --------
                                            (Unaudited)
                                                    (In thousands)
ASSETS
------
Current assets:
 Cash and cash equivalents                    $ 66,650          $ 69,896
 Marketable securities                           9,139            12,012
 Accounts receivable, less allowance for
   doubtful accounts of $668,000 and $459,000   40,515            49,409
 Inventories, net                               49,426            48,423
 Deferred income taxes                           7,197             7,148
 Prepaid expenses and other current assets       4,213             2,583
                                              --------          --------
   Total current assets                        177,140           189,471

Property, plant and equipment, net              60,842            62,137
Intangible assets with definite lives           16,562            20,286
Goodwill                                        22,929            21,006
Deferred income taxes                           10,031             8,538
Other assets                                    10,059             8,814
                                              --------          --------
   Total assets                               $297,563          $310,252
                                              ========          ========












              See notes to consolidated financial statements.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (continued)

                                                 September 30,       June 30,
                                                     2001             2001
                                                 -------------       --------
                                                 (Unaudited)
                                                       (In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Current portion of long-term debt                $  1,766          $  1,905
  Accounts payable                                    7,950            16,794
  Accrued expenses and other current liabilities     15,170            18,398
                                                   --------          --------
    Total current liabilities                        24,886            37,097

Long-term debt                                       11,104            11,428
Other long-term liabilities                           7,030             6,606
                                                   --------          --------
    Total liabilities                                43,020            55,131
                                                   --------          --------
Stockholders' equity:
  Preferred Stock, par value $.10 per share;
    authorized 1,000,000 shares:
     Series A Junior Participating Preferred
     Stock, par value $.10 per share,
     authorized 80,000; none issued                    -                  -
  Common Stock, par value $.10 per share;
    authorized 80,000,000 shares; issued
    59,682,000 and 59,674,000 shares                  5,968             5,967
  Additional paid-in capital                        219,357           219,278
  Accumulated other comprehensive income (loss)        (140)             (154)
  Retained earnings                                  29,372            30,044
                                                   --------          --------
                                                    254,557           255,135

  Less:  Treasury stock, at cost (4,000 and
  4,000 shares)                                          14                14
                                                   --------          --------
    Total stockholders' equity                      254,543           255,121
                                                   --------          --------
    Total liabilities and stockholders' equity     $297,563          $310,252
                                                   ========          ========




                 See notes to consolidated financial statements.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Three Months Ended
                                                September 30,
                                              ------------------
                                             2001              2000
                                           --------          --------
                                                        (Restated, Note 3)
                                                   (Unaudited)
                                       (In thousands, except per share data)
Net sales                                  $ 39,490          $ 51,127
Cost of sales                                26,418            31,662
                                           --------          --------
  Gross profit                               13,072            19,465
                                           --------          --------
Selling, general and administrative costs     9,787             9,465
Research and development costs                4,546             3,024
                                           --------          --------
                                             14,333            12,489
                                           --------          --------
  Operating income (loss)                    (1,261)            6,976
                                           --------          --------
Other expense (income)
  Interest expense                              337               370
  Other expense (income)                       (576)           (1,108)
                                           --------          --------
    Total other expense (income)               (239)             (738)
                                           --------          --------
Income (loss) before income taxes            (1,022)            7,714
Provision (benefit) for income taxes           (350)            2,625
                                           --------          --------
Income (loss) before cumulative effect
  of a change in accounting                    (672)            5,089
Cumulative effect of a change
  in accounting, net of tax (Note 2)             -                132
                                           --------          --------
Net income (loss)                          $   (672)         $  5,221
                                           ========          ========
Net income (loss) per common share (1):
  Basic
    Income (loss) before cumulative effect   $(.01)            $ .09
    Cumulative effect of a change
      in accounting                             -                 -
                                             ------            -----
    Net income (loss)                        $(.01)            $ .09
                                             =====             =====
  Diluted (2)
    Income (loss) before cumulative effect   $(.01)            $ .09
    Cumulative effect of a change
      in accounting                            -                   -
                                             ------            -----
    Net income (loss)                        $(.01)            $ .09
                                             =====             =====
Weighted average number of
  common shares outstanding:
    Basic                                    59,789            56,614
                                           ========          ========
    Diluted (2)                              59,789            60,016
                                           ========          ========

(1) All share and per share data for 2000 have been restated to reflect a 2-for- 1 stock split declared and paid in November 2000.

(2) As a result of the loss for the three months ended September 30, 2001, all options are anti-dilutive.

                 See notes to consolidated financial statements.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Three Months Ended
                                                        September 30,
                                                     ------------------
                                                     2001          2000
                                                     ----          ----
                                                            (Restated, Note 3)
                                                         (Unaudited)
                                                       (In thousands)
Cash Flows From Operating Activities:
 Net income (loss)                                $   (672)       $   5,221
 Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
   Depreciation and amortization                     3,051            2,518
   Amortization of deferred gain                      (127)            (242)
   Tax benefit from stock option
     exercises (Note 8)                                -              2,745
   Deferred income taxes                              (350)            (161)
   Other, net                                          227               77
 Change in operating assets and liabilities:
   Decrease (increase) in accounts receivable        8,685            9,812
   Decrease (increase) in inventories               (1,003)          (2,821)
   Decrease (increase) in prepaid expenses
    and other assets                                (2,876)          (1,147)
   Increase (decrease) in accounts payable,
    accrued expenses and other liabilities         (11,575)          (1,870)
                                                  --------         --------
Net Cash Provided By (Used In) Operating
 Activities                                         (4,640)          14,132
                                                  --------         --------
Cash Flows From Investing Activities:
  Payment for purchase of businesses, net of
    cash acquired                                     -                (271)
  Capital expenditures                              (1,073)          (3,896)
  Purchase of marketable securities                   -             (19,171)
  Proceeds from sale of marketable securities        2,882             -
                                                  --------         --------
Net Cash Provided By (Used In) Investing
 Activities                                          1,809          (23,338)
                                                  --------         --------
Cash Flows From Financing Activities:
  Borrowings under debt agreements                    -                 292
  Debt repayments                                     (463)            (651)
  Proceeds from the exercise of stock options
    and warrants                                        48              921
  Amounts paid for withholding taxes on stock
    option exercises                                   (14)          (4,979)
  Withholding taxes collected for stock option
    exercises                                           14              769
                                                  --------         --------
Net Cash Provided By (Used In) Financing
 Activities                                           (415)          (3,648)
                                                  --------         --------
Net Increase (Decrease) In Cash
  And Cash Equivalents                              (3,246)         (12,854)
Cash And Cash Equivalents At Beginning Of Period    69,896           54,732
                                                  --------         --------
Cash And Cash Equivalents At End Of Period        $ 66,650         $ 41,878
                                                  ========         ========

                 See notes to consolidated financial statements.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation
     ---------------------

     The consolidated balance sheet of Aeroflex Incorporated and Subsidiaries ("the Company") as of September 30, 2001 and the related consolidated statements of operations for the three months ended September 30, 2001 and 2000 and the consolidated statements of cash flows for the three months ended September 30, 2001 and 2000 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2001 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2001 annual report to shareholders. There have been no changes of significant accounting policies since June 30, 2001, except as disclosed in Note 2. Certain reclassifications have been made to previously reported financial statements to conform to current classifications.

     Results of operations for the three month periods are not necessarily indicative of results of operations for the corresponding years.

2.   Recent Accounting Pronouncements
     --------------------------------

     Accounting for Derivative Instruments and Hedging Activities
     ------------------------------------------------------------

     Effective July 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. This statement requires companies to record derivatives on the balance sheet as assets or liabilities at their fair value. In certain circumstances changes in the value of such derivatives may be required to be recorded as gains or losses. The impact of this statement did not have a material effect on the Company's consolidated financial statements. The cumulative effect of the adoption of this accounting policy was a $132,000, net of tax, credit in the quarter ended September 30, 2000 which represents the net of tax fair value of certain interest rate swap agreements at July 1, 2000.

     Accounting for Business Combinations, Goodwill and Other Intangible Assets
     --------------------------------------------------------------------------

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 specifics criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. This pronouncement also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 121.

     The Company has adopted the provisions of SFAS Nos. 141 and 142 as of July 1, 2001. The Company has evaluated its existing intangible assets and goodwill that were acquired in prior purchase business combinations and has reclassified $3.0 million net carrying value of intangible assets to goodwill in order to conform to the new criteria in SFAS No. 141 for recognition apart from goodwill. In connection with this reclassification, the Company has also reduced goodwill for the amount of deferred taxes previously recorded on the reclassified intangible assets that is no longer required. The Company has also reassessed the useful lives and residual values of all intangible assets acquired, and has determined that no amortization period adjustments were necessary.

     The Company will be required to test goodwill for impairment in accordance with the provisions of SFAS No. 142 by December 31, 2001. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle as of July 1, 2001. Because of the extensive effort needed to comply with adopting SFAS No. 142, it is not practicable to reasonably estimate whether the Company will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

     The components of amortized intangible assets are as follows:

                                      As of September 30, 2001
                                   ------------------------------
                                   Gross Carrying    Accumulated
                                       Amount        Amortization
                                   --------------    ------------
                                           (In thousands)

     Existing technology           $  21,413         $   5,593
     Tradenames                        1,000               258
                                   ---------         ---------
         Total                     $  22,413         $   5,851
                                   =========         =========

The aggregate amortization expense for the amortized intangible assets was $685,000 for the three months ended September 30, 2001.


The carrying amount of goodwill is as follows:

                          Balance as                          Balance as of
                          of July 1,   Adjustment  Adjustment  September 30,
                             2001       (Note a)    (Note b)       2001
                          ----------   ----------  ---------- --------------
                                            (In thousands)

     Microelectronic
       Solutions Segment   $  9,268    $  2,913    $ (1,116)     $ 11,065
     Test Solutions
       Segment               10,949         126        -           11,075
     Isolator Products
       Segment                  789        -           -              789
                           --------    --------    --------      --------
         Total             $ 21,006    $  3,039    $ (1,116)     $ 22,929
                           ========    ========    ========      ========

Note a -  Reclassification  from  intangible  assets in accordance with SFAS No.
          141.

Note b -  Reversal  of  deferred  taxes  payable,   previously  recorded,   for
          reclassified intangible assets.

Goodwill (including intangible assets reclassified to goodwill in accordance with SFAS No. 141) amortization for the three months ended September 30, 2000 was $265,000 and generated a tax benefit of $36,000. The following table shows the results of operations as if SFAS No. 141 was applied to prior periods:

                                                 For the three months
                                                  ended September 30,
                                                 --------------------
                                                 2001             2000
                                                 ----             ----
                                       (In thousands, except per share amounts)

     Net income (loss), as reported              $(672)         $ 5,221
     Add Back: Goodwill
       amortization, net of tax                    -                229
                                                 -----          -------
     Adjusted net income (loss)                  $(672)         $ 5,450
                                                 =====          =======
     Income (loss) per share - Basic
       Net income (loss), as reported            $(.01)          $  .09
       Goodwill amortization, net of tax           -                .01
                                                 -----          -------
       Adjusted net income (loss)                $(.01)          $  .10
                                                 =====          =======
     Income (loss) per share - Diluted
       Net income (loss), as reported            $(.01)          $  .09
       Goodwill amortization, net of tax           -               -
                                                 -----          -------
       Adjusted net income (loss)                $(.01)          $  .09
                                                 =====          =======

     Accounting for the Impairment of Long-Lived Assets
     --------------------------------------------------

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company will adopt SFAS No. 144 effective July 1, 2002 and does not expect such adoption to have a material impact on its consolidated financial statements.

3.   Acquisition of Businesses
     -------------------------

     TriLink
     -------

     Effective March 23, 2001, the Company acquired all of the outstanding stock of TriLink Communications Corp. ("TriLink") for 1.1 million shares of Aeroflex common stock. TriLink designs, develops, manufactures and markets fiber optic components for the communications industry, including Lithium Niobate modulators and optical switches.

     The Company evaluated the acquired tangible and identifiable intangible assets to serve as a basis for allocation of the purchase price. In accordance with SFAS No. 141, the Company allocated the purchase price, including acquisition costs of approximately $300,000, as follows:

                                                           (In thousands)
               Net tangible assets                             $ 1,171
               Identifiable intangible assets
                    - existing technology                        6,000
               Deferred income taxes on identifiable
                 intangible assets                              (2,400)
               Excess costs over fair value of net assets
                 acquired                                        5,926
               In-process research and development               1,000
                                                               -------
                                                               $11,697
                                                               =======

     The existing technology is being amortized on a straight-line basis over 6 years. The acquired in-process research and development was not considered to have reached technological feasibility and, in accordance with accounting principles generally accepted in the United States of America, the value of such was expensed in the quarter ended March 31, 2001. At the acquisition date, TriLink was conducting design, development, engineering and testing activities associated with the completion of its 10 GB modulator.

     Summarized below are the unaudited pro forma results of operations of the Company as if TriLink had been acquired at the beginning of the fiscal period presented. The $1.0 million write-off has not been included in the September 30, 2000 pro forma income in order to provide comparability to the respective historical period.

                                             Pro Forma
                                          Three Months Ended
                                          September 30, 2000
                                          ------------------
                                 (In thousands, except per share data)

     Net Sales                                $ 51,180
     Income before cumulative effect
       of a change in accounting                 4,649

     Income before cumulative effect
      of a change in accounting per share:
         Basic                                   $ .08
         Diluted                                 $ .08

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

     The Company evaluated the acquired tangible and identifiable intangible assets to serve as a basis for allocation of the purchase price. In accordance with SFAS No. 141, the Company allocated the purchase price, including acquisition costs of approximately $100,000, as follows:

                                                       (In thousands)

          Net tangible assets                             $ 6,774
          Existing technology                               2,970
          Excess costs over fair value of net assets
            acquired                                        2,856
          In-process research and development               1,500
                                                          -------
                                                          $14,100
                                                          =======

     The existing technology is being amortized on a straight-line basis over 7 years. The acquired in-process research and development was not considered to have reached technological feasibility and, in accordance with accounting principles generally accepted in the United States of America, the value of such was expensed in the quarter ended December 31, 2000. At the acquisition date, RDL was conducting design, development, engineering and testing activities associated with the completion of its defense and commercial product lines representing next-generation technologies.

     Summarized below are the unaudited pro forma results of operations of the Company as if RDL had been acquired at the beginning of the fiscal period presented. The $1.5 million write-off has not been included in the September 30, 2000 pro forma income in order to provide comparability to the respective historical period.

                                               Pro Forma
                                            Three Months Ended
                                            September 30, 2000
                                            ------------------
                                    (In thousands, except per share data)

     Net sales                                   $ 55,667
     Income before cumulative effect
       of a change in accounting                    4,872

     Income before cumulative effect
       of a change in accounting per share:
         Basic                                     $ .09
         Diluted                                     .08

     The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of the period presented or of future operating results of the combined companies.

     Altair
     ------

     On October 16, 2000, the Company issued 550,000 shares(after adjustment for the two-for-one stock split effective in November 2000) of its Common Stock for all the outstanding common stock of Altair Aerospace Corporation ("Altair"). Altair designs and develops advanced object-oriented control systems software based upon a proprietary software engine. This business combination has been accounted for as a pooling-of-interests and, accordingly, for all periods prior to the business combination, the Company's historical consolidated financial statements have been restated to include the accounts and results of operations of Altair. The acquired company's net sales were approximately $3.0 million for the year ended December 31, 2000.

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

4.   Earnings Per Share
     ------------------

     In accordance with SFAS No. 128 "Earnings Per Share," net income (loss) per common share ("Basic EPS") is computed by dividing net income (loss) by the weighted average common shares outstanding. Net income (loss) per common share, assuming dilution ("Diluted EPS") is computed by dividing net income by the weighted average common shares outstanding plus potential dilution from the exercise of stock options and warrants.

     A reconciliation of the numerators and denominators of the Basic EPS and Diluted EPS calculations is as follows:

                                                 Three Months
                                              Ended September 30,
                                              -------------------
                                              2001          2000
                                              ----          ----
                                       (In thousands, except per share data)

Income (loss) before cumulative effect
  of a change in accounting                 $  (672)      $  5,089
Cumulative effect of a change in
  accounting, net of tax                       -               132
                                            -------       --------
Net income (loss)                           $  (672)      $  5,221
                                            =======       ========
Computation of Adjusted Weighted
  Average Shares Outstanding:
Weighted average shares outstanding          59,789         56,614
Add: Effect of dilutive options and
  warrants outstanding                          -    (1)     3,402
                                            -------       --------
Weighted average shares and common
  share equivalents used for computation
  of diluted earnings per common share       59,789         60,016
                                            =======       ========
Income (loss) per share - Basic:
  Income (loss) before cumulative effect      $(.01)          $.09
  Cumulative effect of a change in
    accounting                                  -              -
                                              -----           ----
  Net income (loss)                           $(.01)          $.09
                                              =====           ====
Income (loss) per share - Diluted:
  Income (loss) before cumulative effect      $(.01)          $.09
  Cumulative effect of a change in
    accounting                                  -              -
                                              -----           ----
  Net income (loss)                           $(.01)          $.09
                                              =====           ====

(1) As a result of the loss for the three months ended September 30, 2001, all options are anti-dilutive.

     Stock Split
     -----------

     On November 2, 2000, the Company's Board of Directors authorized a two-for-one stock split of the Common Stock, effective November 16, 2000. The share and per share amounts in these consolidated financial statements give effect to the stock split.

5.   Comprehensive Income (Loss)
     --------------------------

     The components of comprehensive income (loss) are as follows:

                                                 Three Months
                                               Ended September 30,
                                               -------------------
                                             2001              2000
                                             ----              ----
                                                  (In thousands)

     Net income (loss)                       $  (672)          $ 5,221

     Unrealized gain (loss) on
       interest rate swap
       agreements, net of tax                   (125)               60

     Unrealized investment
       gain (loss), net of tax                     6               (46)

     Foreign currency
       translation adjustment                    133               (46)
                                             -------           -------
     Total comprehensive income (loss)       $  (658)          $ 5,189
                                             =======           =======

6.   Bank Loan Agreements
     --------------------

     As of February 25, 1999, the Company replaced a previous agreement with a revised revolving credit, term loan and mortgage agreement with two banks which is secured by substantially all of the Company's assets not otherwise encumbered. The agreement provided for a revolving credit line of $23.0 million, a term loan of $20.0 million and a mortgage on its Plainview property for $4.5 million. The revolving credit loan facility expires in December 2002. The term loan was fully paid with the proceeds from the Company's sale of its Common Stock in May 2000. The interest rate on borrowings under this agreement is at various rates depending upon certain financial ratios, with the current rate substantially equivalent to prime (6.0% at September 30, 2001) on the revolving credit borrowings. The Company paid a facility fee of $100,000 and is required to pay a commitment fee of .25% per annum of the average unused portion of the credit line. The mortgage is payable in monthly installments of approximately $26,000 through March 2008 and a balloon payment of $1.6 million in April 2008. The Company has entered into an interest rate swap agreement for the outstanding amount under the mortgage agreement at approximately 7.6% in order to reduce the interest rate risk associated with these borrowings. The fair market value of the interest rate swap agreement was $254,000 as of September 30, 2001 in favor of the banks.

     The terms of the loan agreement require compliance with certain covenants including minimum consolidated tangible net worth and pretax earnings, maintenance of certain financial ratios, limitations on capital expenditures and indebtedness and prohibition of the payment of cash dividends. In connection with the purchase of certain materials for use in manufacturing, the Company has a letter of credit of $2.0 million. At September 30, 2001, the Company's available unused line of credit was approximately $20.4 million after consideration of this and other letters of credit.

7.   Inventories
     -----------

     Inventories, net, consist of the following:

                                     September 30,       June 30,
                                        2001              2001
                                                    (In thousands)

                    Raw Materials     $ 30,179           $ 28,999
                    Work in Process     12,993             13,071
                    Finished Goods       6,254              6,353
                                      --------           --------
                                      $ 49,426           $ 48,423
                                      ========           ========

8.   Income Taxes
     ------------

     The Company is undergoing routine audits by various taxing authorities of several of its Federal and state income tax returns covering periods from 1997 to 2000. Management believes that the probable outcome of these various audits should not materially affect the consolidated financial statements of the Company.

     The Company recorded credits of $14,000 and $5.1 million to additional paid-in capital during the three months ended September 30, 2001 and 2000, respectively, in connection with the tax benefit related to compensation deductions on the exercise of stock options.

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

10.  Business Segments
     -----------------

     The Company's business segments and major products included in each segment, are as follows:

     Microelectronic Solutions:              Test Solutions:
     a)Microelectronic Modules               a)Instrument Products
     b)Thin Film Interconnects               b)Motion Control Systems
     c)Integrated Circuits

     Isolator Products

                                                     For The Three Months Ended
                                                            September 30,
                                                     --------------------------
     Business Segment Data:                             2001              2000
                                                        ----              ----
                                                             (In thousands)
     Net sales:
       Microelectronic Solutions                     $  22,213          $  32,273
       Test Solutions                                   12,935             14,144
       Isolator Products                                 4,342              4,710
                                                     ---------          ---------
         Net sales                                   $  39,490          $  51,127
                                                     =========          =========
     Operating income (loss):
       Microelectronic Solutions                     $   1,105          $   8,100
       Test Solutions                                   (1,886)               231
       Isolator Products                                   536                495
       General corporate expenses                       (1,016)            (1,850)
                                                     ---------          ---------
                                                        (1,261)             6,976

       Interest expense                                   (337)              (370)
       Other income (expense), net                         576              1,108
                                                     ---------          ---------
         Income (loss) before income taxes           $  (1,022)         $   7,714
                                                     =========          =========

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

     --   microelectronic solutions
     --   test solutions
     --   isolator products

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

     -- Altair, which we merged with in October 2000 in a pooling-of-interests business combination. Altair designs and develops advanced object-oriented control systems software based upon a proprietary software engine.

     -- RDL, which we acquired in October 2000. RDL designs, develops and manufactures advanced commercial communications test and measurement products and defense subsystems.

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

     Our revenue is generally recognized based upon shipments. Revenues associated with certain long-term contracts are recognized under the units-of-delivery method which includes shipments and progress billings, in accordance with Statement of Position 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." We record costs on our long-term contracts using percentage-of-completion accounting. Under percentage of completion accounting, costs are recognized on revenues in the same relation that total estimated manufacturing costs bear to total contract value. Estimated costs at completion are based upon engineering and production estimates. Provisions for estimated losses or revisions in estimated profits on contracts-in-process are recorded in the period in which such losses or revisions are first determined.

     Approximately 29% of our sales for fiscal 2001 and 33% of our sales for fiscal 2000 were to agencies of the United States Government or to prime defense contractors or subcontractors of the United States Government. Our overall dependence on the military has been declining due to a focusing of resources towards developing standard products for commercial markets.

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000


     Net Sales. Net sales decreased 22.8% to $39.5 million for the three months ended September 30, 2001 from $51.1 million for the three months ended September 30, 2000. Net sales in the microelectronic solutions segment decreased 31.2% to $22.2 million for the three months ended September 30, 2001 from $32.3 million for the three months ended September 30, 2000 due primarily to decreased sales volume in thin film interconnects. Net sales in the test solutions segment decreased 8.5% to $12.9 million for the three months ended September 30, 2001 from $14.1 million for the three months ended September 30, 2000 primarily due to lower volume in frequency synthesizers partially offset by increased sales volume in satellite test equipment and the acquisition of RDL in October 2000. Net sales in the isolator products segment were $4.3 million for the three months ended September 30, 2001 and $4.7 million for the three months ended September 30, 2000.

     Gross Profit. Cost of sales includes materials, direct labor and overhead expenses such as engineering labor, fringe benefits, allocable occupancy costs, depreciation and manufacturing supplies. Gross profit decreased 32.8% to $13.1 million for the three months ended September 30, 2001 from $19.5 million for the three months ended September 30, 2000. Gross margin decreased to 33.1% for the three months ended September 30, 2001 from 38.1% for the three months ended September 30, 2000. The decreases were primarily a result of the decreased sales volume in both the microelectronic solutions and test solutions segments. The gross profit margin also decreased in both the microelectronic solutions and test solutions segments due to the fixed nature of some of the labor and overhead costs.

     Selling, General and Administrative Costs. Selling, general and administrative costs include office and management salaries, fringe benefits and commissions. Selling, general and administrative costs increased 3.4% to $9.8 million (24.8% of net sales) for the three months ended September 30, 2001 from $9.5 million (18.5% of net sales) for the three months ended September 30, 2000. The increase was primarily due to the addition of the expenses of RDL and TriLink partially offset by lower corporate expenses.

     Research and Development Costs. Research and development costs include material, engineering labor and allocated overhead. Our self-funded research and development costs increased 50.3% to $4.5 million (11.5% of net sales) for the three months ended September 30, 2001 from $3.0 million (5.9% of net sales) for the three months ended September 30, 2000. The increase was primarily due to the addition of the expenses of RDL and increased efforts in the development of proprietary integrated circuits utilized in broadband communications.

     Other Expense (Income). Interest expense decreased to $337,000 for the three months ended September 30, 2001 from $370,000 for the three months ended September 30, 2000, primarily due to reduced levels of borrowings. Other income of $576,000 for the three months ended September 30, 2001 consists primarily of $763,000 of interest income offset by a $198,000 decrease in the fair value of our interest rate swap agreements. Other income of $1.1 million for the three months ended September 30, 2000 consisted primarily of $1.2 million of interest income offset by a $72,000 decrease in the fair value of our interest rate swap agreements. Interest income decreased primarily due to the lower market interest rates.

     Provision (Benefit) for Income Taxes. The income tax benefit was $350,000 (an effective income tax rate of 34.3%) for the three months ended September 30, 2001 and the income tax provision was $2.6 million (an effective income tax rate of 34.0%) for the three months ended September 30, 2000. The income tax provision (benefit) for the two periods differed from the amount computed by applying the U.S. Federal income tax rate to income (loss) before income taxes primarily due to state and local income taxes and research and development credits.

Liquidity and Capital Resources

     As of September 30, 2001, we had $152.3 million in working capital. Our current ratio was 7.1 to 1 at September 30, 2001. As of February 25, 1999, we replaced a previous agreement with a revised revolving credit, term loan and mortgage agreement with two banks which is secured by substantially all of our assets not otherwise encumbered. The agreement provided for a revolving credit line of $23.0 million, a term loan of $20.0 million and a mortgage on our Plainview property for $4.5 million. The revolving credit loan facility expires in December 2002. The term loan was fully paid in May 2000 with the proceeds from the sale of our Common Stock. The interest rate on borrowings under this agreement is at various rates depending upon certain financial ratios, with the current rate substantially equivalent to prime (6.0% at September 30, 2001) on the revolving credit borrowings. The mortgage is payable in monthly installments of approximately $26,000 through March 2008 and a balloon payment of $1.6 million in April 2008. We have entered into an interest rate swap agreement for the outstanding amount under the mortgage agreement at approximately 7.6% in order to reduce the interest rate risk associated with these borrowings.

     The terms of the loan agreement require compliance with certain covenants including minimum consolidated tangible net worth and pretax earnings, maintenance of certain financial ratios, limitations on capital expenditures and indebtedness and prohibition of the payment of cash dividends. In connection with the purchase of certain materials for use in manufacturing, we have a letter of credit of $2.0 million.

     Our backlog of orders was $116.7 million at September 30, 2001 and $132.8 million at September 30, 2000.

     For the three months ended September 30, 2001, our operations used cash of $4.6 million primarily to reduce accounts payable and accrued expenses offset in part by collections of receivables. For the three months ended September 30, 2001, our investing activities provided cash of $1.8 million - $2.9 million from the sale of marketable securities partially offset by $1.1 million of capital expenditures. For the three months ended September 30, 2001, our financing activities used cash of $415,000 primarily for debt repayments.

     We believe that existing cash, cash equivalents and marketable securities coupled with internally generated funds and available lines of credit will be sufficient for our working capital requirements, capital expenditure needs and the servicing of our debt for the foreseeable future. Our cash, cash equivalents and marketable securities are available to fund acquisitions and other potential large cash needs that may arise. At September 30, 2001, our available unused line of credit was $20.4 million after consideration of this and other letters of credit.

Market Risk

     We are exposed to market risk related to changes in interest rates and, to an immaterial extent, foreign currency exchange rates. Most of our debt is at fixed rates of interest or at a variable rate with an interest rate swap agreement which effectively converts the variable rate debt into fixed rate debt. Therefore, if market interest rates increase by 10% from levels at September 30, 2001, the effect on our net income (loss) would not be material. Most of our invested cash and marketable securities are at variable rates of interest. If market interest rates decrease by 10% from levels at September 30, 2001, the effect on our net income (loss) would be a reduction of approximately $164,000 per year.

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

     None

Item 3. Defaults upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     The Registrant held its Annual Meeting of Stockholders on November 8, 2001.

     A. Three Directors were elected at the Annual Meeting to serve until the Annual Meeting of Stockholders in 2004. The names of these Directors and votes cast in favor of their election and shares withheld are as follows:

           Name                              Votes For      Votes Withheld
           ----                              ---------      --------------
           Paul Abecassis                    54,368,632         501,807
           Leonard J. Borow                  46,190,074       8,680,365
           Milton Brenner                    54,355,004         515,435

     B. The Stockholders approved to amend the article FOURTH of the Certificate of Incorporation to increase the number of authorized shares of the Company from 81,000,000 to 111,000,000; 41,301,620 shares were voted in favor of this proposal, 5,162,053 shares voted against the proposal and 61,228 shares abstained from voting.

Item 5.    Other Information

     None

Item 6.    Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit 3.1  - Certificate of Incorporation, as amended
          Exhibit 3.2  - Amended and Restated By-Laws
          Exhibit 10.1 - Amendment  No.  3  to  Employment  Agreement  between
                         Aeroflex Incorporated and Harvey R. Blau dated November 8, 2001
          Exhibit 10.2 - Amendment  No.  3  to  Employment  Agreement  between
                         Aeroflex Incorporated and Michael Gorin dated November 8, 2001
          Exhibit 10.3 - Amendment  No.  3  to  Employment  Agreement  between
                         Aeroflex Incorporated and Leonard Borow dated November 8, 2001

     (b)  Reports on Form 8-K

          None

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        AEROFLEX INCORPORATED
                                             (REGISTRANT)



November 14, 2001                By: s/Michael Gorin
                                     ----------------------------------
                                     Michael Gorin
                                     President, Chief Financial Officer
                                     and Principal Accounting Officer