Form 10-Q
period 2001-12-31
AEROFLEX INC
filed 2002-02-14
CIK 2601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -----------------------

                                   FORM 10-Q
                            -----------------------


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended          December 31, 2001
                        -----------------------------
Commission File Number 000-02324

                            -----------------------

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

                            -----------------------

     *Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                          Yes         X          No
                                  ---------           ---------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

February 13, 2002    59,970,265 shares (excluding 4,388 shares held in treasury)
--------------------------------------------------------------------------------
     (Date)                            (Number of Shares)

           NOTE: THIS IS PAGE 1 OF A DOCUMENT CONSISTING OF 26 PAGES.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES


                                      INDEX
                                      -----




                                                               PAGE
                                                               ----
PART I:  FINANCIAL INFORMATION
------   ---------------------

CONSOLIDATED BALANCE SHEETS
 December 31, 2001 and June 30, 2001                            3-4

CONSOLIDATED STATEMENTS OF EARNINGS
 Six and Three Months Ended December 31, 2001 and 2000          5-6

CONSOLIDATED STATEMENTS OF CASH FLOWS
 Six Months Ended December 31, 2001 and 2000                     7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     8-17

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS
    Six and Three Months Ended December 31, 2001 and 2000     18-24

PART II:  OTHER INFORMATION                                     25
-------   -----------------

SIGNATURES                                                      26

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                             December 31,       June 30,
                                                2001              2001
                                             ------------       --------
                                             (Unaudited)
                                                    (In thousands)
ASSETS
Current assets:
 Cash and cash equivalents                    $ 71,533          $ 69,896
 Marketable securities                           6,043            12,012
 Accounts receivable, less allowance for
   doubtful accounts of $477,000 and $459,000   46,504            49,409
 Inventories, net                               49,780            48,423
 Deferred income taxes                           7,202             7,148
 Prepaid expenses and other current assets       3,429             2,583
                                              --------          --------
   Total current assets                        184,491           189,471

Property, plant and equipment, net              59,798            62,137
Intangible assets with definite lives, net      15,869            20,286
Goodwill                                        23,212            21,006
Deferred income taxes                           10,361             8,538
Other assets                                     8,049             8,814
                                              --------          --------
   Total assets                               $301,780          $310,252
                                              ========          ========

              See notes to consolidated financial statements.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (continued)

                                                 December 31,    June 30,
                                                    2001           2001
                                                 ------------    ---------
                                                  (Unaudited)
                                                       (In thousands)


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                $  2,020      $  1,905
  Accounts payable                                    8,445        16,794
  Advance payments by customers                       1,622           425
  Accrued expenses and other current liabilities     14,038        17,973
                                                   --------      --------
    Total current liabilities                        26,125        37,097

Long-term debt                                       10,544        11,428
Other long-term liabilities                           6,885         6,606
                                                   --------      --------
    Total liabilities                                43,554        55,131
                                                   --------      --------
Stockholders' equity:
  Preferred Stock, par value $.10 per share;
    authorized 1,000,000 shares:
     Series A Junior Participating Preferred
     Stock, par value $.10 per share,
     authorized 110,000; none issued                   -             -
  Common Stock, par value $.10 per share;
    authorized 110,000,000 shares; issued
    59,938,000 and 59,674,000 shares                  5,994         5,967
  Additional paid-in capital                        221,728       219,278
  Accumulated other comprehensive income (loss)        (143)         (154)
  Retained earnings                                  30,661        30,044
                                                   --------      --------
                                                    258,240       255,135

  Less:  Treasury stock, at cost (4,000 and
  4,000 shares)                                          14            14
                                                   --------      --------
    Total stockholders' equity                      258,226       255,121
                                                   --------      --------
    Total liabilities and stockholders' equity     $301,780      $310,252
                                                   ========      ========

               See notes to consolidated financial statements.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                Six Months Ended
                                                  December 31,
                                                ----------------
                                              2001              2000
                                            --------          --------
                                                    (Unaudited)
                                       (In thousands, except per share data)
Net sales                                   $ 85,691          $109,576
Cost of sales                                 55,677            65,284
                                            --------          --------
  Gross profit                                30,014            44,292
                                            --------          --------
Selling, general and administrative costs     20,173            20,293
Research and development costs                 9,327             7,478
Acquired in-process research and
  development (Note 3)                          -                1,500
                                            --------          --------
                                              29,500            29,271
                                            --------          --------
  Operating income                               514            15,021
                                            --------          --------
Other income (expense)
  Interest expense                              (659)             (758)
  Other income (expense)                       1,087             1,951
                                            --------          --------
    Total other income (expense)                 428             1,193
                                            --------          --------
Income before income taxes                       942            16,214
Provision for income taxes                       325             5,500
                                            --------          --------
Income before cumulative effect
  of a change in accounting                      617            10,714
Cumulative effect of a change
  in accounting, net of tax (Note 2)              -                132
                                            --------          --------
Net income                                  $    617          $ 10,846
                                            ========          ========
Net income per common share:
  Basic
    Income before cumulative effect           $.01                $.19
    Cumulative effect of a change
      in accounting                            -                   -
                                              ----                ----
    Net income                                $.01                $.19
                                              ====                ====
  Diluted
    Income before cumulative effect           $.01                $.18
    Cumulative effect of a change
      in accounting                            -                   -
                                              ----                ----
    Net income                                $.01                $.18
                                              ====                ====
Weighted average number of
  common shares outstanding:
    Basic                                     59,844             57,136
                                             =======            =======
    Diluted                                   61,771             60,808
                                             =======            =======

               See notes to consolidated financial statements.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS


                                              Three Months Ended
                                                 December 31,
                                              ------------------
                                            2001               2000
                                          --------           --------
                                                    (Unaudited)
                                       (In thousands, except per share data)

Net sales                                  $ 46,201          $ 58,448
Cost of sales                                29,260            33,621
                                           --------          --------
  Gross profit                               16,941            24,827
                                           --------          --------
Selling, general and administrative costs    10,386            10,828
Research and development costs                4,780             4,454
Acquired in-process research and
  development (Note 3)                         -                1,500
                                           --------          --------
                                             15,166            16,782
                                           --------          --------
  Operating income                            1,775             8,045
                                           --------          --------
Other income (expense)
  Interest expense                             (322)             (388)
  Other income (expense)                        511               843
                                           --------          --------
    Total other income (expense)                189               455
                                           --------          --------
Income before income taxes                    1,964             8,500
Provision for income taxes                      675             2,875
                                           --------          --------
Net income                                 $  1,289          $  5,625
                                           ========          ========
Net income per common share:
  Basic                                        $.02              $.10
                                               ====              ====
  Diluted                                      $.02              $.09
                                               ====              ====
Weighted average number of
  common shares outstanding:
    Basic                                    59,900            57,658
                                           ========          ========
    Diluted                                  62,442            61,601
                                           ========          ========

                 See notes to consolidated financial statements.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Six Months Ended
                                                       December 31,
                                                    ----------------
                                                   2001           2000
                                                   ----           ----
                                                        (Unaudited)
                                                      (In thousands)
Cash Flows From Operating Activities:
 Net income                                       $    617        $ 10,846
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Acquired in-process research and development       -              1,500
   Depreciation and amortization                     6,105           5,381
   Amortization of deferred gain                      (253)           (547)
   Tax benefit of stock option
     exercises                                        -              6,042
   Deferred income taxes                               325            (474)
   Other, net                                          454             153
 Change in operating assets and liabilities,
   net of effects from purchase of
   businesses:
   Decrease (increase) in accounts receivable        2,487           8,916
   Decrease (increase) in inventories               (1,357)         (2,926)
   Decrease (increase) in prepaid expenses
    and other assets                                   (83)         (1,128)
   Increase (decrease) in accounts payable, accrued
    expenses and other liabilities                 (10,574)         (5,351)
                                                   -------         -------
Net Cash Provided By (Used In) Operating Activities (2,279)         22,412
                                                   -------         -------
Cash Flows From Investing Activities:
  Payment for purchase of businesses, net of
    cash acquired                                     (283)        (14,724)
  Capital expenditures                              (2,389)         (6,921)
  Purchase of marketable securities                   -            (19,644)
  Proceeds from sale of marketable securities        5,962           5,356
  Other, net                                             1               1
                                                   -------         -------
Net Cash Provided By (Used In) Investing Activities  3,291         (35,932)
                                                   -------         -------
Cash Flows From Financing Activities:
  Borrowings under debt agreements                      89             542
  Debt repayments                                     (858)         (3,222)
  Proceeds from the exercise of stock options
    and warrants                                     1,394           2,424
  Amounts paid for withholding taxes on stock
    option exercises                                (1,256)        (17,442)
  Withholding taxes collected for stock option
    exercises                                        1,256          13,232
                                                   -------         -------
Net Cash Provided By (Used In) Financing Activities    625          (4,466)
                                                   -------         -------
Net Increase (Decrease) In Cash
  And Cash Equivalents                               1,637         (17,986)
Cash And Cash Equivalents At Beginning Of Period    69,896          54,732
                                                   -------         -------
Cash And Cash Equivalents At End Of Period         $71,533         $36,746
                                                   =======         =======

                 See notes to consolidated financial statements.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation
     ---------------------

     The consolidated balance sheet of Aeroflex Incorporated and Subsidiaries ("the Company") as of December 31, 2001 and the related consolidated statements of earnings for the six and three months ended December 31, 2001 and 2000 and the consolidated statements of cash flows for the six months ended December 31, 2001 and 2000 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2001 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2001 annual report to shareholders. There have been no changes of significant accounting policies since June 30, 2001, except as disclosed in Note 2. Certain reclassifications have been made to previously reported financial statements to conform to current classifications.

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

     Accounting for Business Combinations, Goodwill and Other Intangible Assets
     --------------------------------------------------------------------------

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. This pronouncement also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 121.

     The Company has adopted the provisions of SFAS Nos. 141 and 142 as of July 1, 2001. The Company has evaluated its existing intangible assets and goodwill that were acquired in prior purchase business combinations and has reclassified $3.0 million net carrying value of intangible assets to goodwill in order to conform to the new criteria in SFAS No. 141 for recognition apart from goodwill. In connection with this reclassification, the Company has reduced goodwill for the amount of deferred taxes previously recorded on the reclassified intangible assets that is no longer required. The Company has also reassessed the useful lives and residual values of all intangible assets acquired, and has determined that no amortization period adjustments were necessary.

     The Company has tested goodwill for impairment in accordance with the provisions of SFAS No. 142 as of July 1, 2001. Based on its evaluation, the Company is not required to recognize any impairment losses.

     The components of amortized intangible assets are as follows:

                                      As of December 31, 2001
                                   ------------------------------
                                   Gross Carrying    Accumulated
                                       Amount        Amortization
                                   --------------    ------------
                                            (In thousands)

     Existing technology             $ 21,413          $  6,261
     Tradenames                         1,000               283
                                     --------          --------
         Total                       $ 22,413          $  6,544
                                     ========          ========

     The aggregate amortization expense for the amortized intangible assets was $1.4 million for the six months ended December 31, 2001.


     The carrying amount of goodwill is as follows:

                     Balance                                         Balance
                      as of                                           as of
                     July 1,    Adjustment  Adjustment   Acquired  December 31,
                      2001       (Note a)    (Note b)    (Note c)       2001
                     -------    ----------  ----------   --------  ------------
                                          (In thousands)
Microelectronic
  Solutions
  Segment            $  9,268    $  2,913    $ (1,116)   $   -       $ 11,065
Test Solutions
  Segment              10,949        126         -            283      11,358
Isolator Products
  Segment                 789         -          -           -            789
                     --------    --------    --------    --------    --------
   Total             $ 21,006    $  3,039    $ (1,116)   $    283    $ 23,212
                     ========    ========    ========    ========    ========

Note a -  Reclassification  from  intangible  assets in accordance with SFAS No.
          141.

Note b -  Reversal  of  deferred   taxes  payable,   previously  recorded,   for
          reclassified intangible assets.

Note c - Goodwill acquired during the period as a result of contingent payments made pursuant to purchase agreements.

     Goodwill (including intangible assets reclassified to goodwill in accordance with SFAS No. 141) amortization for the six and three months ended December 31, 2000 was $592,000 and $327,000, respectively, and generated a tax benefit of $97,000 and $61,000, respectively. The following table shows the results of operations as if SFAS No. 141 was applied to prior periods:

                                             For the six months
                                              ended December 31,
                                             -------------------
                                            2001             2000
                                            ----             ----
                                     (In thousands, except per share amounts)

     Net income, as reported               $   617         $10,846
     Add Back: Goodwill
       amortization, net of tax               -                495
                                           -------         -------
     Adjusted net income                   $   617         $11,341
                                           =======         =======

     Income per share - Basic
       Net income, as reported             $  .01          $  .19
       Goodwill amortization, net of tax      -               .01
                                           -------         -------
       Adjusted net income                 $  .01          $  .20
                                           =======         =======
     Income per share - Diluted
       Net income, as reported             $  .01          $  .18
       Goodwill amortization, net of tax      -               .01
                                           -------         -------
       Adjusted net income                 $  .01          $  .19
                                           =======         =======

                                             For the three months
                                              ended December 31,
                                             --------------------
                                             2001             2000
                                             ----             ----
                                     (In thousands, except per share amounts)
     Net income, as reported               $ 1,289         $ 5,625
     Add Back: Goodwill
       amortization, net of tax               -                266
                                           -------         -------
     Adjusted net income                   $ 1,289         $ 5,891
                                           =======         =======

     Income per share - Basic
       Net income, as reported             $  .02          $  .10
       Goodwill amortization, net of tax      -               -
                                           -------         -------
       Adjusted net income                 $  .02          $  .10
                                           =======         =======
     Income per share - Diluted
       Net income, as reported             $  .02          $  .09
       Goodwill amortization, net of tax      -               .01
                                           -------         -------
       Adjusted net income                 $  .02          $  .10
                                           =======         =======

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

     The Company evaluated the acquired tangible and identifiable intangible assets to serve as a basis for allocation of the purchase price. In accordance with SFAS No. 141, the Company allocated the purchase price, including acquisition costs of approximately $300,000, as follows:

                                                            (In thousands)
               Net tangible assets                             $ 1,171
               Existing technology                               6,000
               Deferred income taxes on identifiable
                 intangible assets                              (2,400)
               Goodwill                                          5,926
               In-process research and development               1,000
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

     Summarized below are the unaudited pro forma results of operations of the Company as if TriLink had been acquired at the beginning of the fiscal period presented. The $1.0 million write-off has not been included in the December 31, 2000 pro forma income in order to provide comparability to the respective historical period.

                                             Pro Forma
                                           Six Months Ended
                                          December 31, 2000
                                          -----------------
                                (In thousands, except per share data)

     Net Sales                                $109,756
     Income before cumulative effect
       of a change in accounting                 9,666

     Income before cumulative effect
       of a change in accounting per share:
         Basic                                 $ .17
         Diluted                               $ .16

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

     The Company evaluated the acquired tangible and identifiable intangible assets to serve as a basis for allocation of the purchase price. The Company allocated the purchase price, including acquisition costs of approximately $100,000, as follows:

                                                       (In thousands)
          Net tangible assets                             $ 6,774
          Existing technology                               2,970
          Goodwill                                          2,856
          In-process research and development               1,500
                                                          -------
                                                          $14,100
                                                          =======

     The existing technology is being amortized on a straight-line basis over 7 years. The acquired in-process research and development was not considered to have reached technological feasibility and, in accordance with accounting principles generally accepted in the United States of America, the value of such was expensed in the quarter ended December 31, 2000. At the acquisition date, RDL was conducting design, development, engineering and testing activities associated with the completion of its defense and commercial product lines representing next- generation technologies.

     Summarized below are the unaudited pro forma results of operations of the Company as if RDL had been acquired at the beginning of the fiscal period presented. The $1.5 million write-off has not been included in the December 31, 2000 pro forma income in order to provide comparability to the respective historical period.

                                               Pro Forma
                                            Six Months Ended
                                           December 31, 2000
                                           -----------------
                                   (In thousands, except per share data)

     Net sales                                   $114,458
     Income before cumulative effect
       of a change in accounting                   10,270

     Income before cumulative effect
       of a change in accounting per share:
         Basic                                     $ .18
         Diluted                                   $ .17

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

     A reconciliation of the numerators and denominators of the Basic EPS and Diluted EPS calculations is as follows:

                                                  Six Months
                                              Ended December 31,
                                              -----------------
                                              2001          2000
                                              ----          ----
                                       (In thousands, except per share data)

Income before cumulative effect
  of a change in accounting                 $   617       $ 10,714
Cumulative effect of a change in
  accounting, net of tax                       -               132
                                            -------       --------

Net income                                  $   617       $ 10,846
                                            =======       ========
Computation of Adjusted Weighted
  Average Shares Outstanding:
Weighted average shares outstanding          59,844         57,136
Add: Effect of dilutive options and
  warrants outstanding                        1,927          3,672
                                            -------       --------
Weighted average shares and common
  share equivalents used for computation
  of diluted earnings per common share       61,771         60,808
                                            =======       ========
Income per share - Basic:
  Income before cumulative effect             $ .01          $ .19
  Cumulative effect of a change in
    accounting                                  -              -
                                            -------       --------
  Net income                                  $ .01          $ .19
                                            =======       ========
Income per share - Diluted:
  Income before cumulative effect             $ .01          $ .18
  Cumulative effect of a change in
    accounting                                  -              -
                                            -------       --------
  Net income                                  $ .01          $ .18
                                            =======       ========

                                                 Three Months
                                              Ended December 31,
                                              ------------------
                                              2001          2000
                                              ----          ----
                                       (In thousands, except per share data)
Net income                                  $ 1,289       $ 5,625
                                            =======       =======
Computation of Adjusted Weighted
  Average Shares Outstanding:
Weighted average shares outstanding          59,900        57,658
Add: Effect of dilutive options and
  warrants outstanding                        2,542         3,943
                                            -------       -------
Weighted average shares and common
  share equivalents used for computation
  of diluted earnings per common share       62,442        61,601
                                            =======       =======
Net Income Per Share - Basic                 $ .02         $ .10
                                             ======        =====
                     - Diluted               $ .02         $ .09
                                             ======        =====


     Stock Split
     -----------

     On November 2, 2000, the Company's Board of Directors authorized a two-for-one stock split of the Common Stock, effective November 16, 2000. The share and per share amounts in these consolidated financial statements give effect to the stock split.

5.   Comprehensive Income
     --------------------

     The components of comprehensive income are as follows:

                                      Six Months                Three Months
                                   Ended December 31,         Ended December 31,
                                   ------------------         ------------------
                                    2001        2000          2001        2000
                                    ----        ----          ----        ----
                                                 (In thousands)
     Net income                    $   617     $10,846     $ 1,289      $ 5,625

     Unrealized gain (loss) on
       interest rate swap
       agreements, net of tax          (73)        (26)         52          (86)

     Unrealized investment
       gain (loss), net of tax          (5)        (71)        (11)         (25)

     Foreign currency
       translation adjustment           89         (42)        (44)           4
                                   -------     -------     -------      -------
     Total comprehensive income    $   628     $10,707     $ 1,286      $ 5,518
                                   =======     =======     =======      =======

6.   Bank Loan Agreements
     --------------------

     As of February 25, 1999, the Company replaced a previous agreement with a revised revolving credit, term loan and mortgage agreement with two banks which is secured by substantially all of the Company's assets not otherwise encumbered. The agreement provided for a revolving credit line of $23.0 million, a term loan of $20.0 million and a mortgage on its Plainview property for $4.5 million. The revolving credit loan facility expires in December 2002. The term loan was fully paid with the proceeds from the Company's sale of its Common Stock in May 2000. The interest rate on borrowings under this agreement is at various rates depending upon certain financial ratios, with the current rate substantially equivalent to prime (4.75% at December 31, 2001) on the revolving credit borrowings. The Company paid a facility fee of $100,000 and is required to pay a commitment fee of .25% per annum of the average unused portion of the credit line. The mortgage is payable in monthly installments of approximately $26,000 through March 2008 and a balloon payment of $1.6 million in April 2008. The Company has entered into an interest rate swap agreement for the outstanding amount under the mortgage agreement at approximately 7.6% in order to reduce the interest rate risk associated with these borrowings. The fair market value of the interest rate swap agreement was $177,000 as of December 31, 2001 in favor of the banks.

     The terms of the loan agreement require compliance with certain covenants including minimum consolidated tangible net worth and pretax earnings, maintenance of certain financial ratios, limitations on capital expenditures and indebtedness and prohibition of the payment of cash dividends. In connection with the purchase of certain materials for use in manufacturing, the Company has a letter of credit of $2.0 million. At December 31, 2001, the Company's available unused line of credit was approximately $20.0 million after consideration of this and other letters of credit.

7.   Inventories
     -----------

     Inventories, net, consist of the following:

                                     December 31,        June 30,
                                        2001              2001
                                     -----------         --------
                                             (In thousands)
                    Raw Materials     $ 26,964           $ 28,999
                    Work in Process     16,557             13,071
                    Finished Goods       6,259              6,353
                                      --------           --------
                                      $ 49,780           $ 48,423
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

     The Company recorded credits of $1.0 million and $17.5 million to additional paid- in capital during the six months ended December 31, 2001 and 2000, respectively, in connection with the tax benefit related to compensation deductions on the exercise of stock options.

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

   Isolator Products

                                                      For The Six Months Ended
                                                             December 31,
                                                      ------------------------
     Business Segment Data:                              2001             2000
                                                         ----             ----
                                                             (In thousands)
     Net sales:
       Microelectronic Solutions                     $  48,364          $  66,716
       Test Solutions                                   29,402             33,761
       Isolator Products                                 7,925              9,099
                                                     ---------          ---------
         Net sales                                   $  85,691          $ 109,576
                                                     =========          =========
     Operating income (loss):
       Microelectronic Solutions                     $   3,630          $  16,827
       Test Solutions                                   (1,441)             2,859
       Isolator Products                                   542                897
       General corporate expenses                       (2,217)            (4,062)
                                                     ---------          ---------
                                                           514             16,521
    Acquired in-process research
      and development (1)                                 -                (1,500)
    Interest expense                                      (659)              (758)
    Other income (expense), net                          1,087              1,951
                                                     ---------          ---------
         Income before income taxes                  $     942          $  16,214
                                                     =========          =========

                                                    For The Three Months Ended
                                                            December 31,
                                                    --------------------------
                                                       2001               2000
                                                       ----               ----
                                                            (In thousands)
     Net sales:
       Microelectronic Solutions                     $  26,151          $  34,443
       Test Solutions                                   16,467             19,617
       Isolator Products                                 3,583              4,388
                                                     ---------          ---------
         Net sales                                   $  46,201          $  58,448
                                                     =========          =========
     Operating income (loss):
       Microelectronic Solutions                     $   2,525          $   8,727
       Test Solutions                                      445              2,627
       Isolator Products                                     6                402
       General corporate expenses                       (1,201)            (2,211)
                                                     ---------          ---------
                                                         1,775              9,545
    Acquired in-process research
      and development (1)                                 -                (1,500)
    Interest expense                                      (322)              (388)
    Other income (expense), net                            511                843
                                                     ---------          ---------
         Income before income taxes                  $   1,964          $   8,500
                                                     =========          =========

(1) The charge for the write-off of in-process research and development acquired in the purchase of RDL is allocable fully to the Test Solutions segment.

11.  Subsequent Event
     ----------------

In February 2002, the Company, pursuant to a Board of Directors resolution, decided to consolidate its Texas leased thin-film manufacturing operations into its existing owned facilities in Pearl River, New York. The Company intends to cease manufacturing operations in Texas as of March 2002 and expects the consolidation to be complete by June 2002. In connection with this restructuring, the Company expects to report special charges to earnings aggregating $5.5 to $6.0 million in the third and fourth quarters of fiscal 2002, representing costs for write- off of excess equipment and leasehold improvements, buyouts of certain equipment and facility leases, payroll related items, inventory not compatible with the Pearl River manufacturing platform and other related items. This amount includes non-cash costs of approximately $2.0 million.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     We use our advanced design, engineering and manufacturing abilities to produce microelectronic, integrated circuit, interconnect and testing solutions. Our products are used in fiber optic, broadband cable, wireless and satellite communications markets. We also design and manufacture motion control systems and shock and vibration isolation systems which are used for commercial, industrial and defense applications. Our operations are grouped into three segments:

        --  microelectronic solutions
        --  test solutions
        --  isolator products

     Our  consolidated  financial  statements  include the  accounts of Aeroflex
Incorporated  and  all  of  our  subsidiaries.   All  of  our  subsidiaries  are
wholly-owned, except for Aeroflex Amplicomm, Inc., which is 75% owned by us.

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

     -- Europtest, S.A. (France), which we acquired effective September 1, 1998. Europtest develops and sells specialized software-driven test equipment used primarily in cellular, satellite and other communications applications.

     -- Altair, which we merged with in October 2000 in a pooling-of-interests business combination. Altair designs and develops advanced object-oriented control systems software based upon a proprietary software engine.

     -- RDL, which we acquired in October 2000. RDL designs, develops and -- manufactures advanced commercial communications test and measurement products and defense subsystems.

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

Six Months  Ended  December 31, 2001  Compared to Six Months Ended  December 31,
2000

     Net Sales. Net sales decreased 21.8% to $85.7 million for the six months ended December 31, 2001 from $109.6 million for the six months ended December 31, 2000. Net sales in the microelectronic solutions segment decreased 27.5% to $48.4 million for the six months ended December 31, 2001 from $66.7 million for the six months ended December 31, 2000 due primarily to decreased sales volume in thin film interconnects and microelectronic modules due to the continuing slowdown of the fiber optics market offset, in part, by increased sales volume of integrated circuits, primarily in the satellite and defense markets. Net sales in the test solutions segment decreased 12.9% to $29.4 million for the six months ended December 31, 2001 from $33.8 million for the six months ended
December 31, 2000 primarily due to lower volume in frequency synthesizers partially offset by increased sales volume in satellite test equipment. Net sales in the isolator products segment were $7.9 million for the six months ended December 31, 2001 and $9.1 million for the six months ended December 31, 2000.

     Gross Profit. Cost of sales includes materials, direct labor and overhead expenses such as engineering labor, fringe benefits, allocable occupancy costs, depreciation and manufacturing supplies. Gross profit decreased 32.2% to $30.0 million for the six months ended December 31, 2001 from $44.3 million for the six months ended December 31, 2000. Gross margin decreased to 35.0% for the six months ended December 31, 2001 from 40.4% for the six months ended December 31, 2000. The decreases were primarily a result of the decreased sales volume in all segments. The gross profit margin also decreased in both the microelectronic solutions and test solutions segments due to the fixed nature of some of the labor and overhead costs.

     Selling, General and Administrative Costs. Selling, general and administrative costs include office and management salaries, fringe benefits and commissions. Selling, general and administrative costs were $20.2 million (23.5% of net sales) for the six months ended December 31, 2001 and $20.3 million (18.5% of net sales) for the six months ended December 31, 2000. The increase of the expenses of RDL and TriLink was more than offset by lower corporate expenses and reduced expenses at our thin film division.

     Research and Development Costs. Research and development costs include material, engineering labor and allocated overhead. Our self-funded research and development costs increased 24.7% to $9.3 million (10.9% of net sales) for the six months ended December 31, 2001 from $7.5 million (6.8% of net sales) for the six months ended December 31, 2000. The increase was primarily due to increased efforts in the development of proprietary integrated circuits utilized in broadband communications and the addition of the expenses of RDL.

     Acquired In-Process Research and Development. In connection with the acquisition of RDL, Inc. in October 2000, we allocated $1.5 million of the purchase price to incomplete research and development projects. This allocation represents the estimated fair value based on future cash flows that have been adjusted by the projects' completion percentage. At the acquisition date, the development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, we expensed these costs as of the acquisition date. The value assigned to this asset was determined by identifying significant research projects for which technological feasibility had not been established.

     Other Expense (Income). Interest expense decreased to $659,000 for the six months ended December 31, 2001 from $758,000 for the six months ended December 31, 2000, primarily due to reduced levels of borrowings. Other income of $1.1 million for the six months ended December 31, 2001 consists primarily of $1.2 million of interest income offset by a $113,000 decrease in the fair value of our interest rate swap agreements. Other income of $2.0 million for the six months ended December 31, 2000 consisted primarily of $2.1 million of interest income partially offset by a $206,000 decrease in the fair value of our interest rate swap agreements. Interest income decreased primarily due to the lower market interest rates.

     Provision for Income Taxes. The income tax provision was $325,000 (an effective income tax rate of 34.5%) for the six months ended December 31, 2001 and $5.5 million (an effective income tax rate of 33.9%) for the six months ended December 31, 2000. The income tax provision for the two periods differed from the amount computed by applying the U.S. Federal income tax rate to income before income taxes primarily due to state and local income taxes and research and development credits.

Three Months Ended December 31, 2001 Compared to Three Months Ended December 31, 2000

     Net Sales. Net sales decreased 21.0% to $46.2 million for the three months ended December 31, 2001 from $58.4 million for the three months ended December 31, 2000. Net sales in the microelectronic solutions segment decreased 24.1% to $26.2 million for the three months ended December 31, 2001 from $34.4 million for the three months ended December 31, 2000 due primarily to decreased sales volume in thin film interconnects and microelectronic modules due to the continuing slowdown of the fiber optic market offset, in part, by increased sales volume of integrated circuits, primarily in the satellite and defense markets. Net sales in the test solutions segment decreased 16.1% to $16.5 million for the three months ended December 31, 2001 from $19.6 million for the three months ended December 31, 2000 primarily due to lower volume in frequency synthesizers partially offset by increased sales volume in satellite test equipment. Net sales in the isolator products segment were $3.6 million for the three months ended December 31, 2001 and $4.4 million for the three months ended December 31, 2000.

     Gross Profit. Gross profit decreased 31.8% to $16.9 million for the three months ended December 31, 2001 from $24.8 million for the three months ended December 31, 2000. Gross margin decreased to 36.7% for the three months ended December 31, 2001 from 42.5% for the three months ended December 31, 2000. The decreases were primarily a result of the decreased sales volume in all segments. The gross profit margin also decreased in both the microelectronic solutions and test solutions segments due to the fixed nature of some of the labor and overhead costs.

     Selling, General and Administrative Costs. Selling, general and administrative costs were $10.4 million (22.5% of net sales) for the three months ended December 31, 2001 and $10.8 million (18.5% of net sales) for the three months ended December 31, 2000. The addition of the expenses of TriLink was more than offset by lower corporate expenses and reduced expenses at our thin-film division.

     Research and Development Costs. Our self-funded research and development costs increased 7.3% to $4.8 million (10.3% of net sales) for the three months ended December 31, 2001 from $4.5 million (7.6% of net sales) for the three months ended December 31, 2000. The increase was primarily due to increased efforts in the development of proprietary integrated circuits utilized in broadband communications.

     Acquired In-Process Research and Development. In connection with the acquisition of RDL, Inc. in October 2000, we allocated $1.5 million of the purchase price to incomplete research and development projects. This allocation represents the estimated fair value based on future cash flows that have been adjusted by the projects' completion percentage. At the acquisition date, the development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, we expensed these costs as of the acquisition date. The value assigned to this asset was determined by identifying significant research projects for which technological feasibility had not been established.

     Other Expense (Income). Interest expense decreased to $322,000 for the three months ended December 31, 2001 from $388,000 for the three months ended December 31, 2000, primarily due to reduced levels of borrowings. Other income of $511,000 for the three months ended December 31, 2001 consists primarily of $406,000 of interest income and an $85,000 increase in the fair value of our interest rate swap agreements. Other income of $843,000 for the three months ended December 31, 2000 consisted primarily of $960,000 of interest income offset by a $133,000 decrease in the fair value of our interest rate swap agreements. Interest income decreased primarily due to the lower market interest rates.

     Provision for Income Taxes. The income tax provision was $675,000 (an effective income tax rate of 34.4%) for the three months ended December 31, 2001 and $2.9 million (an effective income tax rate of 33.8%) for the three months ended December 31, 2000. The income tax provision for the two periods differed from the amount computed by applying the U.S. Federal income tax rate to income before income taxes primarily due to state and local income taxes and research and development credits.

Liquidity and Capital Resources

     As of December 31, 2001, we had $158.4 million in working capital. Our current ratio was 7.1 to 1 at December 31, 2001. As of February 25, 1999, we replaced a previous agreement with a revised revolving credit, term loan and mortgage agreement with two banks which is secured by substantially all of our assets not otherwise encumbered. The agreement provided for a revolving credit line of $23.0 million, a term loan of $20.0 million and a mortgage on our Plainview property for $4.5 million. The revolving credit loan facility expires in December 2002. The term loan was fully paid in May 2000 with the proceeds from the sale of our Common Stock. The interest rate on borrowings under this agreement is at various rates depending upon certain financial ratios, with the current rate substantially equivalent to prime (4.75% at December 31, 2001) on the revolving credit borrowings. The mortgage is payable in monthly installments of approximately $26,000 through March 2008 and a balloon payment of $1.6 million in April 2008. We have entered into an interest rate swap agreement for the outstanding amount under the mortgage agreement at approximately 7.6% in order to reduce the interest rate risk associated with these borrowings.

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

     Our backlog of orders was $126.9 million at December 31, 2001 and $147.0 million at December 31, 2000.

     For the six months ended December 31, 2001, our operations used cash of $2.3 million primarily to reduce accounts payable and accrued expenses offset in part by collections of receivables. For the six months ended December 31, 2001, our investing activities provided cash of $3.3 million - $6.0 million from the sale of marketable securities partially offset by $2.4 million of capital expenditures. For the six months ended December 31, 2001, our financing activities provided cash of $625,000 primarily from the exercise of stock options offset, in part, by debt repayments.

     We believe that existing cash, cash equivalents and marketable securities coupled with internally generated funds and available lines of credit will be sufficient for our working capital requirements, capital expenditure needs and the servicing of our debt for the foreseeable future. Our cash, cash equivalents and marketable securities are available to fund acquisitions and other potential large cash needs that may arise. At December 31, 2001, our available unused line of credit was $20.0 million after consideration of letters of credit.

     Aggregate long-term debt as of December 31, 2001 matures in each calendar year as follows:

                          (In thousands)
                           ------------
             2002           $  2,020
             2003              1,527
             2004              1,634
             2005              1,621
             2006              1,155
             Thereafter        4,607
                            --------
                            $ 12,564
                            ========

     Future minimum payments under operating leases as of December 31, 2001 are as follows for the calendar years:

                          (In thousands)
                           ------------
             2002           $  4,398
             2003              3,545
             2004              2,418
             2005              1,645
             2006              1,063
             Thereafter        1,301
                            --------
                            $ 14,370
                            ========

     In the normal course of business, the Company routinely enters into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. None of these obligations are individually significant. The Company does not expect that these commitments as of December 31, 2001 will materially adversely affect its liquidity.

Subsequent Event

     In February 2002, the Company, pursuant to a Board of Directors resolution, decided to consolidate its Texas leased thin-film manufacturing operations into its existing owned facilities in Pearl River, New York. The Company intends to cease manufacturing operations in Texas as of March 2002 and expects the consolidation to be complete by June 2002. In connection with this restructuring, the Company expects to report special charges to earnings aggregating $5.5 to $6.0 million in the third and fourth quarters of fiscal 2002, representing costs for write-off of excess equipment and leasehold improvements, buyouts of certain equipment and facility leases, payroll related items, inventory not compatible with the Pearl River manufacturing platform and other related items. This amount includes non-cash costs of approximately $2.0 million.

Market Risk

     We are exposed to market risk related to changes in interest rates and, to an immaterial extent, foreign currency exchange rates. Most of our debt is at fixed rates of interest or at a variable rate with an interest rate swap agreement which effectively converts the variable rate debt into fixed rate debt. Therefore, if market interest rates increase by 10% from levels at December 31, 2001, the effect on our net income would be a reduction of approximately $84,000 per year. Most of our invested cash and marketable securities are at variable rates of interest. If market interest rates decrease by 10% from levels at December 31, 2001, the effect on our net income would be a reduction of approximately $110,000 per year.

Forward-Looking Statements

     All statements other than statements of historical fact included in this Report on Form 10-Q, including without limitation statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding our financial position, business strategy and plans and objectives of our management for future operations, are forward-looking statements. When used in this Report on Form 10-Q, words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to us or our management, identify forward- looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. Actual results could differ materially from those contemplated by the forward-looking statements, as a result of certain factors, including but not limited to competitive factors and pricing pressures, changes in legal and regulatory requirements, technological change or difficulties, product development risks, commercialization difficulties and general economic conditions. Such statements reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our financial condition, results of operations, growth strategy and liquidity. We undertake no obligation to update such forward-looking statements which are made as of the date of this Report.

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



                                        AEROFLEX INCORPORATED
                                             (REGISTRANT)



February 14, 2002                By: s/Michael Gorin
                                     --------------------------------
                                       Michael Gorin
                                   President, Chief Financial Officer
                                     and Principal Accounting Officer