Form 10-Q
period 2002-03-31
AEROFLEX INC
filed 2002-05-15
CIK 2601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    --------

                                    FORM 10-Q

                                    --------

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended            March 31, 2002
                       ------------------------------

Commission File Number 000-02324

                                    --------


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

                                    --------

*Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                         Yes         X          No
                               -----------           -----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     May 15, 2002    59,998,842 shares (excluding 4,388 shares held in treasury)
--------------------------------------------------------------------------------
        (Date)                             (Number of Shares)

NOTE:  THIS IS PAGE 1 OF A DOCUMENT CONSISTING OF      30      PAGES.
                                                  ------------

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES


                                      INDEX
                                      -----




                                                              PAGE
                                                              ----
PART I:  FINANCIAL INFORMATION
------   ---------------------

CONSOLIDATED BALANCE SHEETS
 March 31, 2002 and June 30, 2001                               3-4

CONSOLIDATED STATEMENTS OF OPERATIONS
 Nine and Three Months Ended March 31, 2002 and 2001            5-6

CONSOLIDATED STATEMENTS OF CASH FLOWS
 Nine Months Ended March 31, 2002 and 2001                       7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     8-19

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS
    Nine and Three Months Ended March 31, 2002 and 2001        20-28

PART II:  OTHER INFORMATION                                     29
-------   -----------------

SIGNATURES                                                      30

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                             March 31,         June 30,
                                               2002              2001
                                             ---------         --------
                                            (Unaudited)
                                                    (In thousands)

ASSETS
------
Current assets:
 Cash and cash equivalents                    $ 74,751          $ 69,896
 Marketable securities                           5,943            12,012
 Accounts receivable, less allowance for
   doubtful accounts of $593,000 and $459,000   50,474            49,409
 Inventories, net                               48,522            48,423
 Deferred income taxes                           7,320             7,148
 Prepaid expenses and other current assets       2,592             2,583
                                              --------          --------
   Total current assets                        189,602           189,471

Property, plant and equipment, net              55,534            62,137
Intangible assets with definite lives, net      15,196            20,286
Goodwill                                        23,212            21,006
Deferred income taxes                           11,239             8,538
Other assets                                     9,014             8,814
                                              --------          --------
   Total assets                               $303,797          $310,252
                                              ========          ========

                 See notes to consolidated financial statements.

                            AEROFLEX INCORPORATED
                               AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                                 (continued)

                                                 March 31,         June 30,
                                                   2002              2001
                                                 ---------         --------
                                                 (Unaudited)
                                                      (In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Current portion of long-term debt                $  1,714       $  1,905
  Accounts payable                                   10,154         16,794
  Advance payments by customers                       1,693            425
  Accrued expenses and other current liabilities     16,292         17,973
                                                   --------       --------
    Total current liabilities                        29,853         37,097

Long-term debt                                       10,192         11,428
Other long-term liabilities                           6,671          6,606
                                                   --------       --------
    Total liabilities                                46,716         55,131
                                                   --------       --------
Stockholders' equity:
  Preferred Stock, par value $.10 per share;
    authorized 1,000,000 shares:
     Series A Junior Participating Preferred
     Stock, par value $.10 per share,
     authorized 110,000; none issued                      -              -
  Common Stock, par value $.10 per share;
    authorized 110,000,000 shares; issued
    59,988,000 and 59,674,000 shares                  5,999          5,967
  Additional paid-in capital                        222,201        219,278
  Accumulated other comprehensive income (loss)        (138)          (154)
  Retained earnings                                  29,033         30,044
                                                   --------       --------
                                                    257,095        255,135

  Less:  Treasury stock, at cost (4,000 and
  4,000 shares)                                          14             14
                                                   --------       --------
    Total stockholders' equity                      257,081        255,121
                                                   --------       --------
    Total liabilities and stockholders' equity     $303,797       $310,252
                                                   ========       ========

                 See notes to consolidated financial statements.

                            AEROFLEX INCORPORATED
                               AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Nine Months Ended
                                                    March 31,
                                             ----------------------
                                             2002              2001
                                             ----              ----
                                                  (Unaudited)
                                       (In thousands, except per share data)
Net sales                                   $136,307          $173,602
Cost of sales (including a $750,000
  restructuring charge in 2002, Note 3)       88,247           101,181
                                            --------          --------
  Gross profit                                48,060            72,421
                                            --------          --------
Selling, general and administrative costs
  (including a $4,300,000 restructuring
   charge in 2002, Note 3)                    34,706            32,143
Research and development costs                15,370            13,101
Acquired in-process research and
  development (Note 4)                             -             2,500
                                            --------          --------
                                              50,076            47,744
                                            --------          --------
  Operating income (loss)                     (2,016)           24,677
                                            --------          --------
Other income (expense):
  Interest expense                            (1,138)           (1,078)
  Other income (expense), net                  1,668             2,749
                                            --------          --------
    Total other income (expense)                 530             1,671
                                            --------          --------
Income (loss) before income taxes             (1,486)           26,348
Provision (benefit) for income taxes            (475)            9,300
                                            --------          --------
Income (loss) before cumulative effect
  of a change in accounting                   (1,011)           17,048
Cumulative effect of a change
  in accounting, net of tax (Note 2)               -               132
                                            --------          --------
Net income (loss)                           $ (1,011)         $ 17,180
                                            ========          ========
Net income (loss) per common share:
  Basic
    Income (loss) before cumulative effect     $(.02)             $.30
    Cumulative effect of a change
      in accounting                                -                 -
                                               -----             -----
    Net income (loss)                          $(.02)             $.30
                                               =====              ====
  Diluted(1)
    Income (loss) before cumulative effect     $(.02)             $.28
    Cumulative effect of a change
      in accounting                                -                 -
                                               -----             -----
    Net income (loss)                          $(.02)             $.28
                                               =====              ====
Weighted average number of
  common shares outstanding:
    Basic                                     59,926            57,584
                                            ========          ========
    Diluted(1)                                59,926            60,920
                                            ========          ========

(1) As a result of the loss for the nine months ended March 31, 2002, all options are anti-dilutive.

               See notes to consolidated financial statements.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Three Months Ended
                                                     March 31,
                                                 ------------------

                                              2002               2001
                                             -------          --------
                                                    (Unaudited)
                                           (In thousands, except per share data)

Net sales                                    $ 50,617          $ 64,026
Cost of sales (including a $750,000
  restructuring charge in 2002, Note 3)        32,570            35,897
                                             --------          --------
  Gross profit                                 18,047            28,129
                                             --------          --------
Selling, general and administrative costs
  (including a $4,300,000 restructuring
   charge in 2002, Note 3)                     14,533            11,850
Research and development costs                  6,043             5,623
Acquired in-process research and
  development (Note 4)                              -             1,000
                                             --------          --------
                                               20,576            18,473
                                             --------          --------
  Operating income (loss)                      (2,529)            9,656
                                             --------          --------
Other income (expense):
  Interest expense                               (479)             (320)
  Other income (expense), net                     579               798
                                             --------          --------
    Total other income (expense)                  100               478
                                             --------          --------
Income (loss) before income taxes              (2,429)           10,134
Provision (benefit) for income taxes             (800)            3,800
                                             --------          --------
Net income (loss)                            $ (1,629)         $  6,334
                                             ========          ========
Net income (loss) per common share:
  Basic                                         $(.03)             $.11
                                                =====              ====
  Diluted(1)                                    $(.03)             $.10
                                                =====              ====
Weighted average number of
  common shares outstanding:
    Basic                                      60,088            58,480
                                             ========          ========
    Diluted(1)                                 60,088            61,145
                                             ========          ========

(1) As a result of the loss for the three months ended March 31, 2002, all options are anti-dilutive.

                 See notes to consolidated financial statements.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Nine Months Ended
                                                           March 31,
                                                      -----------------
                                                      2002           2001
                                                      ----           ----
                                                          (Unaudited)
                                                        (In thousands)
Cash Flows From Operating Activities:
 Net income (loss)                                  $ (1,011)       $ 17,180
 Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
   Acquired in-process research and development            -           2,500
   Depreciation and amortization                       9,127           8,284
   Tax benefit of stock option
     exercises (Note 9)                                    -          10,015
   Deferred income taxes                                (466)            431
   Restructuring charge                                5,050               -
   Other, net                                            364            (448)
 Change in operating assets and liabilities,
   net of effects from purchase of businesses:
   Decrease (increase) in accounts receivable         (1,632)            349
   Decrease (increase) in inventories                   (849)         (5,430)
   Decrease (increase) in prepaid expenses
    and other assets                                    (212)         (1,299)
   Increase (decrease) in accounts payable, accrued
    expenses and other liabilities                    (8,178)            239
                                                    --------        --------
Net Cash Provided By (Used In) Operating Activities    2,193          31,821
                                                    --------        --------
Cash Flows From Investing Activities:
  Payment for purchase of businesses, net of
    cash acquired                                       (283)        (14,532)
  Capital expenditures                                (3,324)        (10,332)
  Purchase of marketable securities                   (5,938)        (21,747)
  Proceeds from sale of marketable securities         11,994          22,833
  Other, net                                               -             (52)
                                                    --------        --------
Net Cash Provided By (Used In) Investing Activities    2,449         (23,830)
                                                    --------        --------
Cash Flows From Financing Activities:
  Borrowings under debt agreements                        89             613
  Debt repayments                                     (1,516)         (3,550)
  Proceeds from the exercise of stock options
    and warrants                                       1,640           3,369
  Amounts paid for withholding taxes on stock
    option exercises                                  (1,485)        (21,910)
  Withholding taxes collected for stock option
    exercises                                          1,485          17,700
                                                    --------        --------
Net Cash Provided By (Used In) Financing Activities      213          (3,778)
                                                    --------        --------
Net Increase (Decrease) In Cash
  And Cash Equivalents                                 4,855           4,213
Cash And Cash Equivalents At Beginning Of Period      69,896          54,732
                                                    --------        --------
Cash And Cash Equivalents At End Of Period          $ 74,751        $ 58,945
                                                    ========        ========

                 See notes to consolidated financial statements.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation
     ---------------------
     The consolidated balance sheet of Aeroflex Incorporated and Subsidiaries ("the Company") as of March 31, 2002, the related consolidated statements of operations for the nine and three months ended March 31, 2002 and 2001, and the consolidated statements of cash flows for the nine months ended
     March 31, 2002 and 2001 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2002 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2001 annual report to shareholders. There have been no changes of significant accounting policies since June 30, 2001, except as disclosed in Note 2. Certain reclassifications have been made to previously reported financial statements to conform to current classifications.

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

     The Company has adopted the provisions of SFAS Nos. 141 and 142 as of July 1, 2001. The Company has evaluated its existing intangible assets and goodwill that were acquired in prior purchase business combinations and has reclassified $3.0 million net carrying value of intangible assets to goodwill in order to conform to the new criteria in SFAS No. 141 for recognition apart from goodwill. In connection with this reclassification, the Company has reduced goodwill for the amount of deferred taxes previously recorded on the reclassified intangible assets that is no longer required. The Company has also reassessed the useful lives and residual values of all intangible assets acquired, and has determined that no adjustment to these estimates was necessary.

     The Company has tested goodwill for impairment in accordance with the provisions of SFAS No. 142 as of July 1, 2001. Based on its evaluation, the Company is not required to recognize any impairment losses.

     The components of amortized intangible assets are as follows:

                                        As of March 31, 2002
                                   ------------------------------
                                   Gross Carrying    Accumulated
                                       Amount        Amortization
                                   --------------    ------------
                                            (In thousands)

     Existing technology             $ 21,413          $  6,909
     Tradenames                         1,000               308
                                     --------          --------
         Total                       $ 22,413          $  7,217
                                     ========          ========

     The aggregate amortization expense for the amortized intangible assets was $2.1 million for the nine months ended March 31, 2002.


     The carrying amount of goodwill is as follows:

                    Balance                                           Balance
                     as of                                             as of
                     July 1,    Adjustment   Adjustment    Acquired   March 31,
                      2001       (Note a)      (Note b)     (Note c)    2002
                    --------    ----------   ----------    --------   ---------
                                            (In thousands)
Microelectronic
  Solutions
  Segment            $  9,268    $  2,913     $(1,116)     $    -    $ 11,065
Test Solutions
  Segment              10,949         126           -         283      11,358
Isolator Products
  Segment                 789           -           -           -         789
                     --------    --------     -------      ------    --------
   Total             $ 21,006    $  3,039     $(1,116)     $  283    $ 23,212
                     ========    ========     =======      ======    ========

Note a -  Reclassification  from  intangible  assets in accordance with SFAS No.
          141.

Note b -  Reversal  of  deferred  taxes  payable,   previously  recorded,   for
          reclassified intangible assets.

Note c - Goodwill acquired during the period as a result of contingent payments made pursuant to purchase agreements.

     Goodwill (including intangible assets reclassified to goodwill in accordance with SFAS No. 141) amortization for the nine and three months ended March 31, 2001 was $957,000 and $365,000, respectively, and generated a tax benefit of $169,000 and $72,000, respectively. The following table shows the results of operations as if SFAS No. 141 was applied to prior periods:

                                             For the nine months
                                                ended March 31,
                                             -------------------
                                             2002            2001
                                             ----            ----
                                     (In thousands, except per share amounts)

     Net income (loss), as reported        $(1,011)        $17,180
     Add Back: Goodwill
       amortization, net of tax                  -             788
                                           -------         -------
     Adjusted net income (loss)            $(1,011)        $17,968
                                           =======         =======

     Income (loss) per share - Basic
       Net income (loss), as reported      $  (.02)        $   .30
       Goodwill amortization, net of tax         -             .01
                                           -------         -------
       Adjusted net income (loss)          $  (.02)        $   .31
                                           =======         =======
     Income (loss) per share - Diluted
       Net income, as reported             $  (.02)        $   .28
       Goodwill amortization, net of tax         -             .01
                                           -------         -------
       Adjusted net income (loss)          $  (.02)        $   .29
                                           =======         =======

                                             For the three months
                                                ended March 31,
                                             --------------------
                                             2002             2001
                                             ----             ----
                                     (In thousands, except per share amounts)
     Net income (loss), as reported        $(1,629)        $ 6,334
     Add Back: Goodwill
       amortization, net of tax                  -             293
                                           -------         -------
     Adjusted net income (loss)            $(1,629)        $ 6,627
                                           =======         =======

     Income (loss) per share - Basic
       Net income (loss), as reported      $  (.03)        $   .11
       Goodwill amortization, net of tax         -               -
                                           -------         -------
       Adjusted net income (loss)          $  (.03)        $   .11
                                           =======         =======
     Income (loss) per share - Diluted
       Net income (loss), as reported      $  (.03)        $   .10
       Goodwill amortization, net of tax         -             .01
                                           -------         -------
       Adjusted net income (loss)          $  (.03)        $   .11
                                           =======         =======

     Accounting for the Impairment of Long-Lived Assets
     --------------------------------------------------
     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company will adopt SFAS No. 144 effective July 1, 2002 and does not expect such adoption to have a material impact on its consolidated financial statements.

3.   Restructuring Charge
     --------------------

     In February 2002, the Company, pursuant to a Board of Directors resolution, decided to consolidate its leased Texas thin-film manufacturing operations into its existing owned facilities in Pearl River, New York. The Company has ceased manufacturing operations in Texas as of April 2002 and expects the consolidation to be complete by June 2002. In connection with this restructuring, the Company has recorded a restructuring charge of $5.1 million in the third quarter of fiscal 2002 or $3.4 million, net of tax ($.06 per diluted share). The restructuring charge is allocated $750,000 to cost of sales and $4.3 million to selling, general and administrative expenses. In addition, there are anticipated charges of approximately $550,000 directly related to the restructuring plan which could not be accrued in the third quarter of fiscal 2002, but will be expensed as incurred.

     Inventory
     ---------
     The $750,000 charge to write-off inventory was recognized for inventory at the Texas facility that is not compatible with the manufacturing platform at the New York facility. This charge was classified as a component of cost of sales in accordance with EITF No. 96-9, "Classification of Inventory Markdowns and Other Costs Associated with a Restructuring."

     Workforce Reduction
     --------------------
     During the third quarter of fiscal 2002, workforce reductions resulted in a charge of $560,000. This charge includes severance pay, retention bonuses and fringe benefits for the remaining workforce at the Texas facility. Approximately $220,000 of post-production payroll costs, related solely to closing the facility, have not been accrued, but will be expensed as incurred, as such costs did not meet the criteria for accrual of EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)."

     Plant Shutdown
     --------------
     During the third quarter of fiscal 2002, the Company recognized a charge of $3.7 million for plant shutdown charges. This charge includes $2.5 million for write- off of excess equipment and leasehold improvements, $1.0 million for buyouts of certain equipment and facility leases and $240,000 relating to facility closing and clean-up. Approximately $330,000 of additional costs are expected to be incurred and expensed in the fourth quarter of fiscal 2002 related to post- production operating costs such as rent and utilities.

     The $2.5 million of asset impairment charges was recognized for property, plant and equipment associated with the consolidation of manufacturing facilities. This non-cash charge was recognized in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of."

     The following table sets forth the charges and payments related to the restructuring reserve for the nine months ended March 31, 2002:

                                                                Balance
                                Nine Months Ended               March 31,
                                March 31, 2002                    2002
                     -------------------------------------    -------------
                     Restructuring    Non-Cash      Cash      Restructuring
                        Charge         Items      Payments       Reserve
                     -------------    --------    --------    -------------
                                        (In thousands)
Inventory write-off      $  750        $  (750)     $    -         $    -
                         ------        -------      ------         ------
  Cost of sales             750           (750)          -              -
                         ------        -------      ------         ------
Workforce reduction         560              -          (5)           555

Plant Shutdown            3,740         (2,506)        (19)         1,215
                         ------        -------      ------         ------
  Operating costs         4,300         (2,506)        (24)         1,770
                         ------        -------      ------         ------
    Total                $5,050        $(3,256)     $  (24)        $1,770
                         ======        =======      ======         ======


     This restructuring charge, along with the additional post-production operating costs of approximately $550,000 that will be expensed subsequent to March 31, 2002, is estimated to be $5.6 million in total.


4.  Acquisition of Businesses
    -------------------------

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
                                                               -------
                                                               $11,697
                                                               =======

     The existing technology is being amortized on a straight-line basis over 6 years. The acquired in-process research and development was not considered to have reached technological feasibility and, in accordance with accounting principles generally accepted in the United States of America, the value of such was expensed in the quarter ended March 31, 2001. At the acquisition date, TriLink was conducting design, development, engineering and testing activities associated with the completion of its 10 GB modulator.
                                     -12-

     Summarized below are the unaudited pro forma results of operations of the Company as if TriLink had been acquired at the beginning of the fiscal period presented. The $1.0 million write-off has not been included in the March 31, 2001 pro forma income in order to provide comparability to the respective historical period.

                                             Pro Forma
                                          Nine Months Ended
                                            March 31, 2001
                                          -----------------
                                (In thousands, except per share data)
     Net Sales                                $173,962
     Income before cumulative effect
       of a change in accounting                15,666

     Income before cumulative effect
       of a change in accounting per share:
         Basic                                   $ .27
         Diluted                                 $ .25

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

     Summarized below are the unaudited pro forma results of operations of the Company as if RDL had been acquired at the beginning of the fiscal period presented. The $1.5 million write-off has not been included in the March 31, 2001 pro forma income in order to provide comparability to the respective historical period.

                                               Pro Forma
                                           Nine Months Ended
                                             March 31, 2001
                                           -----------------
                                   (In thousands, except per share data)

     Net sales                                   $178,484
     Income before cumulative effect
       of a change in accounting                   16,604

     Income before cumulative effect
       of a change in accounting per share:
         Basic                                     $ .29
         Diluted                                   $ .27

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

5.   Earnings Per Share
     ------------------
     In accordance with SFAS No. 128 "Earnings Per Share," net income per common share ("Basic EPS") is computed by dividing net income by the weighted average common shares outstanding. Net income per common share, assuming dilution ("Diluted EPS") is computed by dividing net income by the weighted average common shares outstanding plus potential dilution from the exercise of stock options and warrants.

     A reconciliation of the numerators and denominators of the Basic EPS and Diluted EPS calculations is as follows:

                                                 Nine Months
                                                Ended March 31,
                                              ------------------
                                              2002          2001
                                              ----          ----
                                       (In thousands, except per share data)

Income (loss) before cumulative effect
  of a change in accounting                 $ (1,011)     $ 17,048
Cumulative effect of a change in
  accounting, net of tax                           -           132
                                            --------      --------
Net income (loss)                           $ (1,011)     $ 17,180
                                            ========      ========
Computation of Adjusted Weighted
  Average Shares Outstanding:
Weighted average shares outstanding           59,926        57,584
Add: Effect of dilutive options and
  warrants outstanding                             -         3,336
                                            --------      --------
Weighted average shares and common
  share equivalents used for computation
  of diluted earnings per common share        59,926        60,920
                                            ========      ========
Income (loss) per share - Basic:
  Income (loss) before cumulative effect       $(.02)        $ .30
  Cumulative effect of a change in
    accounting                                     -             -
                                            --------      --------
  Net income (loss)                            $(.02)        $ .30
                                            ========      ========
Income (loss) per share - Diluted(1):
  Income (loss) before cumulative effect       $(.02)        $ .28
  Cumulative effect of a change in
    accounting                                     -             -
                                            --------      --------
  Net income (loss)                            $(.02)        $ .28
                                            ========      ========

                                                 Three Months
                                                Ended March 31,
                                                ---------------
                                              2002          2001
                                              ----          ----
                                       (In thousands, except per share data)
Net income (loss)                           $(1,629)      $ 6,334
                                            =======       =======
Computation of Adjusted Weighted
  Average Shares Outstanding:
Weighted average shares outstanding          60,088        58,480
Add: Effect of dilutive options and
  warrants outstanding                            -         2,665
                                            -------       -------
Weighted average shares and common
  share equivalents used for computation
  of diluted earnings per common share       60,088        61,145
                                            =======       =======
Net Income (loss) Per Share - Basic           $(.03)        $ .11
                                              =====         =====
                            - Diluted(1)      $(.03)        $ .10
                                              =====         =====

(1) As a result of the loss for the nine and three months ended March 31, 2002, all options are anti-dilutive.

     Stock Split
     -----------
     On November 2, 2000, the Company's Board of Directors authorized a two-for-one stock split of the Common Stock, effective November 16, 2000. The share and per share amounts in these consolidated financial statements give effect to the stock split.

6.   Comprehensive Income (Loss)
     ---------------------------
     The components of comprehensive income (loss) are as follows:

                                     Nine Months             Three Months
                                    Ended March 31,          Ended March 31,
                                    ---------------          ---------------
                                    2002        2001        2002        2001
                                    ----        ----        ----        ----
                                                 (In thousands)
     Net income (loss)             $(1,011)    $17,180    $(1,629)     $ 6,334

     Unrealized gain (loss) on
       interest rate swap
       agreements, net of tax          (37)        (81)        36          (55)

     Unrealized investment
       gain (loss), net of tax          (8)       (109)        (3)         (38)

     Foreign currency
       translation adjustment           61         (84)       (28)         (42)
                                   -------     -------    -------      -------
     Total comprehensive
       income (loss)               $  (995)    $16,906    $(1,624)     $ 6,199
                                   =======     =======    =======      =======


 7.  Bank Loan Agreements
     --------------------
     As of February 25, 1999, the Company replaced a previous agreement with a revised revolving credit, term loan and mortgage agreement with two banks which is secured by substantially all of the Company's assets not otherwise encumbered. The agreement provided for a revolving credit line of $23.0 million, a term loan of $20.0 million and a mortgage on its Plainview property for $4.5 million. The revolving credit loan facility expires in December 2002. The term loan was fully paid with the proceeds from the Company's sale of its Common Stock in May 2000. The interest rate on borrowings under this agreement is at various rates depending upon certain financial ratios, with the current rate substantially equivalent to prime (4.75% at March 31, 2002) on the revolving credit borrowings. The Company paid a facility fee of $100,000 and is required to pay a commitment fee of .25% per annum of the average unused portion of the credit line. The mortgage is payable in monthly installments of approximately $26,000 through March 2008 and a balloon payment of $1.6 million in April 2008. The Company has entered into an interest rate swap agreement for the outstanding amount under the mortgage agreement at approximately 7.6% in order to reduce the interest rate risk associated with these borrowings. The fair market value of the interest rate swap agreement was $122,000 as of March 31, 2002 in favor of the banks.

     The terms of the loan agreement require compliance with certain covenants including minimum consolidated tangible net worth and pretax earnings, maintenance of certain financial ratios, limitations on capital expenditures and indebtedness and prohibition of the payment of cash dividends. In connection with the purchase of certain materials for use in manufacturing, the Company has a letter of credit of $2.0 million. At March 31, 2002, the Company's available unused line of credit was approximately $20.0 million after consideration of this and other letters of credit.

 8.  Inventories
     -----------
     Inventories, net, consist of the following:

                                      March 31,         June 30,
                                        2002              2001
                                      ---------         --------
                                                    (In thousands)
                    Raw Materials     $ 26,132           $ 28,999
                    Work in Process     17,327             13,071
                    Finished Goods       5,063              6,353
                                      --------           --------
                                      $ 48,522           $ 48,423
                                      ========           ========

 9.  Income Taxes
     ------------
     The Company is undergoing routine audits by various taxing authorities of several of its Federal and state income tax returns covering periods from 1997 to 2001. Management believes that the probable outcome of these various audits should not materially affect the consolidated financial statements of the Company.

     The Company recorded credits of $1.3 million and $21.7 million to additional paid- in capital during the nine months ended March 31, 2002 and 2001, respectively, in connection with the tax benefit related to compensation deductions on the exercise of stock options.

10.  Contingencies
     -------------
     A subsidiary of the Company whose operations were discontinued in 1991, is one of several defendants named in a personal injury action initiated in August 1994, by a group of plaintiffs. The plaintiffs are seeking damages which cumulatively exceed $500 million. The complaint alleges, among other things, that the plaintiffs suffered injuries from exposure to substances contained in products sold by the subsidiary to one of its customers. This action is in the discovery stage. Based upon available information and considering its various defenses, together with its product liability insurance, in the opinion of management of the Company, the outcome of the action against its subsidiary will not have a materially adverse effect on the Company's consolidated financial statements.

11.  Business Segments
     -----------------
     The Company's business segments and major products included in each segment, are as follows:

     Microelectronic Solutions:              Test Solutions:
     a)Microelectronic Modules               a)Instrument Products
     b)Thin Film Interconnects               b)Motion Control Systems
     c)Integrated Circuits

     Isolator Products

                                                     For The Nine Months Ended
                                                               March 31,
                                                     ----------------------------
     Business Segment Data:                             2002               2001
                                                        ----               ----
                                                            (In thousands)
     Net sales:
       Microelectronic Solutions                     $  75,668          $ 107,709
       Test Solutions                                   48,982             51,450
       Isolator Products                                11,657             14,443
                                                     ---------          ---------
         Net sales                                   $ 136,307          $ 173,602
                                                     =========          =========
     Operating income (loss):
       Microelectronic Solutions(1)                  $   5,840          $  28,202
       Test Solutions                                     (106)             3,655
       Isolator Products                                   620              1,583
       General corporate expenses                       (3,319)            (6,263)
                                                     ---------          ---------
                                                         3,035             27,177

   Restructuring charge (1)                             (5,050)                 -
    Acquired in-process research
      and development (2)                                    -             (2,500)
    Interest expense                                    (1,138)            (1,078)
    Other income (expense), net                          1,667              2,749
                                                     ---------          ---------
      Income (loss) before income taxes              $  (1,486)         $  26,348
                                                     =========          =========

                                                      For The Three Months Ended
                                                                March 31,
                                                      --------------------------
                                                       2002              2001
                                                       ----              ----
                                                             (In thousands)
     Net sales:
       Microelectronic Solutions                     $  27,304          $  40,993
       Test Solutions                                   19,580             17,689
       Isolator Products                                 3,733              5,344
                                                     ---------          ---------
         Net sales                                   $  50,617          $  64,026
                                                     =========          =========
     Operating income (loss):
       Microelectronic Solutions(1)                  $   2,210          $  11,374
       Test Solutions                                    1,335                796
       Isolator Products                                    78                687
       General corporate expenses                       (1,102)            (2,201)
                                                     ---------          ---------
                                                         2,521             10,656

   Restructuring charge (1)                             (5,050)                 -
    Acquired in-process research
      and development (2)                                    -             (1,000)
    Interest expense                                      (479)              (320)
    Other income (expense), net                            579                798
                                                     ---------          ---------
      Income (loss) before income taxes              $  (2,429)         $  10,134
                                                     =========          =========

(1) The Microelectronic Solutions segment operating income has been adjusted to exclude the restructuring charge of $5.1 million for the closing of the Company's Richardson, Texas facility.

(2) The charge for the in-process research and development acquired in the purchase of RDL of $1.5 million for the nine months ended March 31, 2001 is allocable fully to the Test Solutions segment. The charge for the in-process research and development acquired in the purchase of TriLink of $1.0 million for the nine and three months ended March 31, 2001 is allocable fully to the Microelectronics Solutions segment.

12.  Subsequent Event
     ----------------

     On April 15, 2002, the Company announced its agreement to purchase, for cash, all of the outstanding shares of IFR Systems ("IFR") stock for $1.35 per share. IFR designs and manufactures advanced wireless test solutions for communications, avionics and general test and measurement applications. IFR's net sales were approximately $88.3 million for the nine months ended December 31, 2001. Under the terms of the agreement, unanimously approved by the board of directors of both of the companies, the Company commenced a tender offer for a minimum of 50.1% of the outstanding shares of IFR on a fully-diluted basis. The tender offer expires May 20, 2002. Following the successful completion of the tender offer, it is expected there will be a merger in which any remaining shareholders of IFR will receive $1.35 per share in cash. The cash purchase price is approximately $60 million, which includes the payment of $48.8 million in satisfaction of IFR's bank indebtedness of approximately $84 million, including interest. IFR's lenders have agreed to accept this payment in full satisfaction of the amounts owed to them from IFR.

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

     Approximately 40% of our sales for the nine months ended March 31,2002, 29% of our sales for fiscal 2001 and 33% of our sales for fiscal 2000 were to agencies of the United States Government or to prime defense contractors or subcontractors of the United States Government.

Nine Months Ended March 31, 2002 Compared to Nine Months Ended March 31, 2001

     Net Sales. Net sales decreased 21.5% to $136.3 million for the nine months ended March 31, 2002 from $173.6 million for the nine months ended March 31, 2001. Net sales in the microelectronic solutions segment decreased 29.7% to $75.7 million for the nine months ended March 31, 2002 from $107.7 million for the nine months ended March 31, 2001 due primarily to decreased sales volume in thin film interconnects and microelectronic modules due to the continuing slowdown of the fiber optics market offset, in part, by increased sales volume of integrated circuits, primarily in the satellite and defense markets. Net sales in the test solutions segment decreased 4.8% to $49.0 million for the nine months ended March 31, 2002 from $51.5 million for the nine months ended March 31, 2001 primarily due to lower volume in frequency synthesizers partially offset by increased sales volume in satellite test equipment. Net sales in the isolator products segment decreased 19.3% to $11.7 million for the nine months ended March 31, 2002 from $14.4 million for the nine months ended March 31, 2001 due to lower volume of commercial and industrial isolators.

     Gross Profit. Cost of sales includes materials, direct labor and overhead expenses such as engineering labor, fringe benefits, allocable occupancy costs, depreciation and manufacturing supplies. Gross profit decreased 32.6% to $48.8 million (35.8% of net sales) for the nine months ended March 31, 2002 (excluding a $750,000 restructuring charge, see Note 3 to the Consolidated Financial Statements) from $72.4 million (41.7% of net sales) for the nine months ended March 31, 2001. The decreases were primarily a result of the decreased sales volume in all segments. The gross profit margin also decreased in all three segments due to the fixed nature of certain of the labor and overhead costs.

     Selling, General and Administrative Costs. Selling, general and administrative costs include office and management salaries, fringe benefits and commissions. Selling, general and administrative costs were $30.4 million (22.3% of net sales) for the nine months ended March 31, 2002 (excluding a $4.3 million restructuring charge, see Note 3 to the Consolidated Financial Statements) and $32.1 million (18.5% of net sales) for the nine months ended March 31, 2001. The increase in expenses due to the acquisition of TriLink was more than offset by lower corporate expenses and reduced expenses at our thin film microelectronics division.

     Research and Development Costs. Research and development costs include material, engineering labor and allocated overhead. Our self-funded research and development costs increased 17.3% to $15.4 million (11.3% of net sales) for the nine months ended March 31, 2002 from $13.1 million (7.5% of net sales) for the nine months ended March 31, 2001. The increase was primarily due to increased efforts to develop proprietary integrated circuits utilized in broadband communications.

     Acquired In-Process Research and Development. In connection with the acquisition of RDL, Inc., we allocated $1.5 million of the purchase price to incomplete research and development projects. In connection with the acquisition of TriLink Communications Corp., we allocated $1.0 million of the purchase price to incomplete research and development projects. These allocations represent the estimated fair value based on future cash flows that have been adjusted by the projects' completion percentage. At the respective acquisition dates, the development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, we expensed these costs as of the respective acquisition dates, resulting in a $2.5 million charge for the nine months ended March 31, 2001.

     Other Income (Expense). Interest expense was $1.1 million for both the nine months ended March 31, 2002 and March 31, 2001. Other income of $1.7 million for the nine months ended March 31, 2002 consists primarily of interest income. Other income of $2.7 million for the nine months ended March 31, 2001 consisted primarily of $3.0 million of interest income partially offset by a $288,000 decrease in the fair value of our interest rate swap agreements. Interest income decreased primarily due to the lower market interest rates, partially offset by increased levels of cash and marketable securities.

     Provision (Benefit) for Income Taxes. The income tax benefit was $475,000 (an effective income tax rate of 32.0%) for the nine months ended March 31, 2002 and the income tax expense was $9.3 million (an effective income tax rate of 35.3%) for the nine months ended March 31, 2001. The income tax provision for the two periods differed from the amount computed by applying the U.S. Federal income tax rate to income before income taxes primarily due to state and local income taxes and research and development credits.

     Net Income (Loss). On a pro forma basis, net income for the nine months ended March 31, 2002 was $2.3 million, or $.04 per diluted share, versus net income of $19.2 million, or $.31 per diluted share, for the nine months ended March 31, 2001. Pro forma net income excludes a restructuring charge for the closing of our Richardson, Texas facility of $5.1 million ($3.4 million, net of tax), or $.06 per diluted share, in the current period and in-process research and development write- offs of $2.5 million ($2.0 million, net of tax), or $.03 per diluted share, in 2001. On a GAAP basis, our net loss for the current period was $1.0 million, or $.02 per diluted share, versus net income of $17.2 million, or $.28 per diluted share, in 2001.
                                      -22-

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

     Net Sales. Net sales decreased 20.9% to $50.6 million for the three months ended March 31, 2002 from $64.0 million for the three months ended March 31, 2001. Net sales in the microelectronic solutions segment decreased 33.4% to $27.3 million for the three months ended March 31, 2002 from $41.0 million for the three months ended March 31, 2001 due primarily to decreased sales volume in thin film interconnects and microelectronic modules due to the continuing slowdown of the fiber optic market offset, in part, by increased sales volume of integrated circuits, primarily in the satellite and defense markets. Net sales in the test solutions segment increased 10.7% to $19.6 million for the three months ended March 31, 2002 from $17.7 million for the three months ended March 31, 2001 primarily due to the increased sales volume in motion control products, partially offset by the decrease in sales of communications test and measurement products. Net sales in the isolator products segment decreased 30.1% to $3.7 million for the three months ended March 31, 2002 from $5.3 million for the three months ended March 31, 2001 due to lower volume of commercial and industrial isolators.

     Gross Profit. Gross profit decreased 33.2% to $18.8 million (37.1% of net sales) for the three months ended March 31, 2002 (excluding a $750,000 restructuring charge, see Note 3 to the Consolidated Financial Statements) from $28.1 million (43.9% of net sales) for the three months ended March 31, 2001. The decreases were primarily a result of the decreased sales volume in the microelectronic solutions segment. The gross profit margin also decreased due primarily to the fixed nature of certain of the labor and overhead costs in the microelectronic solutions segment.

     Selling, General and Administrative Costs. Selling, general and administrative costs were $10.2 million (20.2% of net sales) for the three months ended March 31, 2002 (excluding a $4.3 million restructuring charge, see
Note 3 to the Consolidated Financial Statements) and $11.9 million (18.5% of net sales) for the three months ended March 31, 2001. The addition of the expenses of TriLink was more than offset by lower corporate expenses and reduced expenses at our thin-film microelectronics division.

     Research and Development Costs. Our self-funded research and development costs increased 7.5% to $6.0 million (11.9% of net sales) for the three months ended March 31, 2002 from $5.6 million (8.8% of net sales) for the three months ended March 31, 2001. The increase was primarily due to increased efforts to develop proprietary integrated circuits utilized in broadband communications.

     Acquired In-Process Research and Development. In connection with the acquisition of TriLink Communications, Corp., we allocated $1.0 million of the purchase price to incomplete research and development projects. This allocation represents the estimated fair value based on future cash flows that have been adjusted by the projects' completion percentage. At the acquisition date, the development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, we expensed these costs during the three months ended March 31, 2001.
                                      -23-

     Other Income (Expense). Interest expense was $479,000 for the three months ended March 31, 2002 and $320,000 for the three months ended March 31, 2001. Other income of $579,000 for the three months ended March 31, 2002 consists primarily of $549,000 of interest income and a $49,000 increase in the fair value of our interest rate swap agreements. Other income of $798,000 for the three months ended March 31, 2001 consisted primarily of $875,000 of interest income offset by a $82,000 decrease in the fair value of our interest rate swap agreements. Interest income decreased primarily due to the lower market interest rates, partially offset by increased levels of cash and marketable securities.

     Provision (Benefit) for Income Taxes. The income tax benefit was $800,000 (an effective income tax rate of 32.9%) for the three months ended March 31, 2002 and the income tax expense was $3.8 million (an effective income tax rate of 37.5%) for the three months ended March 31, 2001. The income tax provision for the two periods differed from the amount computed by applying the U.S. Federal income tax rate to income before income taxes primarily due to state and local income taxes and research and development credits, and, for the three months ended March 31, 2001, the non-deductible acquired in-process research and development expense.

     Net Income (Loss). On a pro forma basis, net income for the three months ended March 31, 2002 was $1.7 million, or $.03 per diluted share, versus net income of $7.3 million, or $.12 per diluted share, in the three months ended March 31, 2001. Pro forma net income excludes a restructuring charge for the closing of our Richardson, Texas facility of $5.1 million ($3.4 million, net of tax), or $.06 per diluted share, in the current quarter and an in-process research and development write-off of $1.0 million ($1.0 million, net of tax), or $.02 per diluted share, in 2001. On a GAAP basis, our net loss for the current quarter was $1.6 million, or $.03 per diluted share, versus net income of $6.3 million, or $.10 per diluted share, in 2001.

Liquidity and Capital Resources

     As of March 31, 2002, we had $159.7 million in working capital. Our current ratio was 6.4 to 1 at March 31, 2002. As of February 25, 1999, we replaced a previous agreement with a revised revolving credit, term loan and mortgage agreement with two banks which is secured by substantially all of our assets not otherwise encumbered. The agreement provided for a revolving credit line of $23.0 million, a term loan of $20.0 million and a mortgage on our Plainview property for $4.5 million. The revolving credit loan facility expires in December 2002. The term loan was fully paid in May 2000 with the proceeds from the sale of our Common Stock. The interest rate on borrowings under this agreement is at various rates depending upon certain financial ratios, with the current rate substantially equivalent to prime (4.75% at March 31, 2002) on the revolving credit borrowings. The mortgage is payable in monthly installments of approximately $26,000 through March 2008 and a balloon payment of $1.6 million in April 2008. We have entered into an interest rate swap agreement for the outstanding amount under the mortgage agreement at approximately 7.6% in order to reduce the interest rate risk associated with these borrowings.

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

     We are currently in full compliance with all of the covenants contained in our loan agreement. However, we believe that we will not meet our covenant requiring us to have income before taxes of no less than $8.0 million for the fiscal year ending June 30, 2002 and so have contacted our banks to obtain a waiver or amendment of such covenant. The banks have advised us that they are willing to provide a waiver or amendment of this covenant for the fiscal year ending June 30, 2002; however, no assurance can be given that the banks will in fact deliver the waiver or amendment. In the event that we do not obtain such a waiver or amendment, the banks may limit our ability to draw on the line of credit; however, we have sufficient cash on hand to pay all of our currently outstanding indebtedness under the loan agreement.

     For the nine months ended March 31, 2002, our operations provided cash of $2.2 million primarily due to the profitability of operations, excluding non-cash charges of depreciation and amortization and the restructuring charge (see Note 3 to the Consolidated Financial Statements), partially offset by reductions in accounts payable and accrued expenses. For the nine months ended March 31, 2002, our investing activities provided cash of $2.4 million - $12.0 million from the sale of marketable securities partially offset by $5.9 million of purchases of marketable securities and $3.3 million of capital expenditures. For the nine months ended March 31, 2002, our financing activities provided cash of $213,000 primarily from the exercise of stock options offset, in part, by debt repayments.

     On April 15, 2002, we announced our agreement to purchase, for cash, all of the outstanding shares of IFR Systems ("IFR") stock for $1.35 per share. IFR designs and manufactures advanced wireless test solutions for communications, avionics and general test and measurement applications. IFR's net sales were approximately $88.3 million for the nine months ended December 31, 2001. Under the terms of the agreement, unanimously approved by the board of directors of both of the companies, we have commenced a tender offer of a minimum of 50.1% of the outstanding shares of IFR on a fully-diluted basis. The tender offer expires May 20, 2002. Following the successful completion of the tender offer, it is expected there will be a merger in which any remaining shareholders of IFR will receive $1.35 per share in cash. The cash purchase price is approximately $60 million, which includes the payment of $48.8 million in satisfaction of IFR's bank indebtedness of approximately $84 million, including interest. IFR's lenders have agreed to accept this payment in full satisfaction of the amounts owed to them from IFR.

     We believe that existing cash, cash equivalents and marketable securities coupled with internally generated funds and available lines of credit will be sufficient for our working capital requirements, the purchase of IFR, the restructuring charge recorded in the third quarter of fiscal 2002, capital expenditure needs and the servicing of our debt for the foreseeable future. Our cash, cash equivalents and marketable securities are available to fund other acquisitions and other potential large cash needs that may arise. At March 31, 2002, our available unused line of credit was $20.0 million after consideration of letters of credit. We expect to enter into a new credit facility during the first quarter of fiscal 2003.

     Aggregate long-term debt matures in each of the twelve month periods ended March 31 as follows:

                          (In thousands)
                          --------------
             2003           $  1,714
             2004              1,524
             2005              1,634
             2006              1,458
             2007              1,051
             Thereafter        4,525
                            --------
                            $ 11,906
                            ========

     Future minimum payments under operating leases in each of the twelve month periods ended March 31, are as follows:

                          (In thousands)
                          --------------
             2003           $  4,203
             2004              3,269
             2005              2,232
             2006              1,694
             2007              1,072
             Thereafter          970
                            --------
                            $ 13,440
                            ========

     In the normal course of business, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. None of these obligations are individually significant. We do not expect that these commitments as of March 31, 2002 will materially adversely affect our liquidity.

     Our backlog of orders was $128.2 million at March 31, 2002 and $143.7 million at March 31, 2001.


Accounting Policies Involving Significant Estimates

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the recognition of revenue and expenses during the period reported. The following accounting policies require us to make estimates and assumptions based on the circumstances, information available and our experience and judgment. These estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. If actual results differ significantly from our estimates, our financial statements could be materially impacted.

Revenue and Cost Recognition Under Long-Term Contracts
------------------------------------------------------

     Our revenue is generally recognized based upon shipments. Revenues associated with certain long-term contracts are recognized under the units-of-delivery method that includes shipments and progress billings, in accordance with Statement of Position 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." We record costs on our long-term contracts using percentage-of-completion accounting. Under percentage of completion accounting, costs are recognized on revenues in the same relation that total estimated manufacturing costs bear to the total contract value. Estimated costs at completion are based on engineering and production estimates. Estimates are reviewed on a regular basis throughout the life of these contracts. Provisions for estimated losses or revisions in estimated profits on contracts-in-process are recorded in the period in which such losses or revisions are first determined. Revisions to profits recognized to date could be required in future periods and may have a material effect on our results of operations and financial condition.

Inventories
-----------

     Inventories are stated at the lower of cost (first-in, first-out) or market. Inventory levels are maintained in relation to the expected sales volume. We periodically evaluate the net realizable value of our inventory. Numerous analyses are applied including lower of cost or market analysis, forecasted sales requirements and forecasted warranty requirements. After taking these and other factors into consideration, such as technological changes, age and physical condition, appropriate adjustments are recorded to the inventory balance. If actual conditions differ from our expectations, then inventory balances may be over or under valued, which could have a material effect on our results of operations and financial condition.

Recoverability of Long-Lived and Intangible Assets
--------------------------------------------------

     Property, plant and equipment are stated at cost less accumulated depreciation computed on a straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are amortized over the life of the lease or the estimated life of the asset, whichever is shorter. Changes in circumstances such as technological advances or changes to the Company's business model can result in the actual useful lives differing from the Company's estimates. To the extent the estimated useful lives are incorrect, the value of these assets may be over or under stated which in turn could have a material effect on our results of operations and financial condition.

     Long-lived assets other than goodwill, are reviewed for impairment periodically and whenever events or changes in circumstances indicate that the carrying value of any such asset may be impaired. We evaluate the recoverability of such assets by estimating future cash flows. If the sum of the undiscounted cash flows expected to result from the use of the assets and their eventual disposition is less than the carrying amount of the assets, we will recognize an impairment loss to the extent of the shortfall.

     SFAS 142 requires that we perform an assessment of whether there is an indication that goodwill is impaired on an annual basis unless events or circumstances warrant a more frequent assessment. The impairment assessment involves, among other things, an estimation of the fair value of each of the Company's reporting units (as defined in SFAS 142). Such estimations are inherently subjective, and subject to change in future periods.

     If the impairment review of goodwill, intangible assets with indefinite useful lives and other long-lived assets differ significantly from actual results, it could have a material effect on our results of operations and financial condition.

Restructuring
-------------

     When circumstances warrant a restructuring charge, we estimate and record all appropriate expenses. These expenses include severance, retention bonuses, fringe benefits, asset impairment, buyout of leases and inventory write downs. To the extent that our estimates differ from actual expenses, there could be significant additional expenses or reversals of previously recorded charges in the future.

Income Taxes
------------

     The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions. If this assumption changes in the future, we may be required to record additional valuation allowances against our deferred tax assets resulting in additional income tax expense in our consolidated statement of operations. We evaluate the realizability of the deferred tax assets and assess the adequacy of the valuation allowance quarterly.


Market Risk

  We are exposed to market risk related to changes in interest rates and, to an immaterial extent, foreign currency exchange rates. Most of our debt is at fixed rates of interest or at a variable rate with an interest rate swap agreement which effectively converts the variable rate debt into fixed rate debt. Therefore, if market interest rates increase by 10% from levels at March 31, 2002, the effect on our net income would be a reduction of approximately $80,000 per year. Most of our invested cash and marketable securities are at variable rates of interest. If market interest rates decrease by 10% from levels at March 31, 2002, the effect on our net income would be a reduction of approximately $100,000 per year.

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

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

        (a)    Exhibits

               None

        (b)    Reports on Form 8-K

               Current report on Form 8-K dated April 13, 2002 covering Item 5 - Other Events and Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        AEROFLEX INCORPORATED
                                             (REGISTRANT)



May 15, 2002                     By:      s/Michael Gorin
                                     ----------------------------------
                                            Michael Gorin
                                   President, Chief Financial Officer
                                     and Principal Accounting Officer