Form 10-K
period 2002-06-30
AEROFLEX INC
filed 2002-09-30
CIK 2601

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

                     For the fiscal year ended June 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the transition period from              to

                          Commission File No. 000-02324
                                              ---------

                              Aeroflex Incorporated
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                                  11-1974412
------------------------------------------                    ---------------------------------------
     (State or other jurisdiction of                                     (I.R.S. Employer
     incorporation or organization)                                     Identification No.)

35 South Service Road, Plainview, New York                                    11803
-----------------------------------------                     ---------------------------------------
 (Address of Principal Executive Offices)                                   (Zip Code)

Registrant's telephone number, including area code:                       (516) 694-6700
                                                              ---------------------------------------

           Securities registered pursuant to Section 12(b) of the Act:


                                                                     Name of Each Exchange on
                  Title of Class                                         Which Registered
                  --------------                              ---------------------------------------
                       None

Securities registered pursuant to Section 12(g) of the Act:        Common Stock, $.10 par value
                                                              ----------------------------------------
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

         State the aggregate market value of the voting stock held by non-affiliates of the registrant. (The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing). As of September 18, 2002 - approximately $307,294,000.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date (applicable only to corporate registrants). Common Stock, par value $.10 per share; outstanding as of September 18, 2002 - 60,008,967 (excluding 4,388 shares held in treasury).

         Documents incorporated by reference: Part III (Items 10, 11, 12 and
13) - Registrant's definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Act of 1934.

ITEM ONE - BUSINESS

Overview

We use our advanced design, engineering and manufacturing abilities to produce microelectronic and testing solutions. Our products are used in the aerospace, defense, fiber optic, wireless and satellite communications markets. We also design and manufacture motion control systems and shock and vibration isolation systems which are used for commercial, industrial and defense applications.

We are a Delaware corporation, founded in 1937.

Our operations are grouped into three segments:

         o        Microelectronic Solutions
         o        Test Solutions
         o        Isolator Products

These segments, their products and the markets they serve are described below.

Microelectronic Solutions

Thin Film Circuits and Interconnects

We design, develop, manufacture and market advanced integrated interconnect products based on thin film manufacturing technology. Primary product requirements for this advanced technology include the following attributes:

o        miniaturization;
o        ease of assembly;
o        improved thermal management;
o        reduced power consumption; and
o        critical component (laser) alignment.

Due to the unique dimensional, thermal and electrical capabilities of our PIMIC'TM' interconnect technology, our products have become an essential component in:

o        high-frequency military airborne modules;
o        fiber optic transmitters, receivers and amplifiers;
o cable trunk amplifiers, line extenders, pre-amplifiers and power doublers; and
o        point-to-point and point-to-multipoint microwave radios.

Our products also play an important role in the development and expansion of the broadband cable and HFC architecture. Applications in trunk amplifiers, line extenders, pre-amplifiers, post-amplifiers and power doublers has enabled greater bandwidth, improved loss characteristics and increased channel capability at the systems level. Additionally, in the wireless marketplace, the advance of dual and tri-mode handsets has resulted in our design of a series of miniaturized diplexers and triplexers for these communications devices.

Microelectronic Modules

We design, develop and manufacture sub-assemblies and modules for communication systems. Our manufacturing equipment, methods and processes are designed to maintain the critical tolerances required for aerospace and defense components and high Gigahertz RF and microwave signals. Our manufacturing methods are designed to use automatic placement equipment and batch processing for maximum cost efficiency and reliability.

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

Our standard circuits include the primary processor, memory and databus functionality, and our semi-custom gate arrays are available with up to three million usable gates. These gate arrays are available in both radiation tolerant and non-radiation tolerant technologies and have been used frequently to replace field programmable gate array implementations. We have pioneered the use of commercial foundries to produce radiation tolerant components, known as Commercial RadHard'TM', for the commercial space marketplace.

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

Our acquisitions, each in October 2000, of Altair Cybernetics Corp. (now a part of our Aeroflex Lintek Corp. subsidiary) and RDL Inc. extended our capabilities in Test Solutions. Altair Cybernetics brought the power and flexibility of a modern software development platform to provide control and user interface solutions for complex test and control environments. RDL enlarged and enhanced our product offerings in communication test equipment and allowed us to extend our comprehensive solutions to high speed testing requirements.

Our most recent acquisition, IFR Systems, Inc., which we acquired in May 2002, develops and manufactures test and measurement equipment for the digital and analog communications, wireless and avionics marketplace. IFR's communication test equipment products are designed to test mobile radio products, such as mobile telephones and cellular telephones, as well as base station equipment. These products are typically portable and self-contained units which emulate the required system parameters so the systems can be tested for proper frequency transmission, signal modulation, power levels and other key performance parameters.

IFR also develops and manufactures sophisticated instruments for the test and maintenance of digital and analog communication systems. In addition, IFR's products support the measurement of electromagnetic signals and radio frequency data for the aviation and automated test equipment industries. Products include spectrum analyzers, signal generators, counter power meters, microwave analyzers and modulation analyzers.

IFR's avionics test instruments include portable and stationary precision simulators that duplicate airborne conditions to test the communications, weather radar, instrument landing systems and navigational systems that are installed in aircraft and ground stations. IFR offers a line of high volume automated test equipment (ATE), which includes products designed for the automotive, consumer electronics and communications industry, including such products as manufacturing defect analyzers, in-circuit analyzers and functional analyzers. IFR also offers calibration, repair and on-site field services for most types and makes of electronic test equipment.

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

Customers

We have hundreds of customers in the communications, satellite, aerospace/defense, transportation and construction industries. Except for Lockheed Martin (10.8%) in fiscal 2002; Agere (10.8%) in fiscal 2001; and Teradyne (10.9%) and Lockheed Martin (10.3%) in fiscal 2000, no one customer accounted for more than 10% of our net sales.

Marketing and Distribution

We use a team-based sales approach to assist our personnel to closely manage relationships at multiple levels of the customer's organization, including management, engineering and purchasing personnel. Our integrated sales approach involves a team consisting of a senior executive, a business development specialist and members of our engineering department. Our use of experienced engineering personnel as part of the sales effort enables close technical collaboration with our customers during the design and qualification phase of new communications equipment. We believe that this is critical to the integration of our product into our customers' equipment. Some of our executive officers are also involved in all aspects of our relationships with our major customers and work closely with their senior management. We also use manufacturers' representatives and independent sales representatives as needed. Our acquisition of IFR expands the number of our sales and distribution locations with offices in Wichita, Kansas, the United Kingdom, Scotland, France, Spain, Germany, Denmark and China.

Research and Development

Our research and development efforts primarily involve engineering and design relating to:

     o   developing new products
     o   improving existing products
     o   adapting such products to new applications
     o   developing prototype components to bid on specific programs

Certain product development and similar costs are recoverable under contractual arrangements and those that are not recoverable are expensed in the year incurred. The costs of our self-funded research activities were approximately $23.7 million for fiscal 2002, $18.9 million for fiscal 2001 and $11.6 million for fiscal 2000. The increases are primarily attributable to UTMC's efforts toward the development of new integrated circuits and the addition of the expenses of IFR. Also, in connection with our acquisition of IFR Systems, Inc. in fiscal 2002, we allocated $1.1 million of the purchase price to incomplete research and development projects. In connection with our acquisitions of RDL, Inc. and TriLink Communications Corp. in fiscal 2001, we allocated $1.5 million (for RDL) and $1.0 million (for TriLink) of the purchase prices to incomplete research and development projects. Since the research and development projects had not reached technological feasibility at the time of the acquisition, these amounts were charged to expense, in the respective years of acquisition, in addition to the self-funded research and development costs, in accordance with generally accepted accounting principles.

Backlog

We include in backlog firm purchase orders or contracts providing for delivery of products and services. At June 30, 2002, our order backlog was approximately $126.5 million, approximately 81% of which was scheduled to be delivered on or before June 30, 2003. Approximately 58% of this backlog represents commercial contracts and approximately 42% of this backlog represents defense contracts. Generally, government contracts are cancelable with payment to us of amounts which we have spent under the contract together with a reasonable profit, if any, while commercial contracts are not cancelable.

At June 30, 2001, our backlog of orders was approximately $105.8 million. Approximately 83% of this backlog was scheduled to be delivered before June 30, 2002. Approximately 33% of this backlog represented orders for military or national defense purposes.

Competition

In all phases of our operations, we compete in both performance and price. In the manufacture of microelectronics, we believe our primary competitors are NTK, Texas Instruments, ILC/Data Devices Corp., Honeywell International and Kyocera International. In the manufacture of test products, we believe our primary competitors are Agilent Technolgies and Rhode & Schwartz. In the manufacture of isolators, we believe our primary competitor is Mason Industries, Inc. We also experience significant competition from the in-house capabilities of our current and potential customers. We believe that in all of our operations we compete favorably in the principal competitive areas of:

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

Government Sales

Approximately 42% of our sales for fiscal 2002, 29% of our sales for fiscal 2001 and 33% of our sales for fiscal 2000 were to agencies of the United States Government or to prime defense contractors or subcontractors of the United States Government. Our defense contracts have been awarded either on a bid basis or after negotiation. The contracts are primarily fixed price contracts, though we also have or had defense contracts providing for cost plus fixed fee. Our defense contracts contain customary provisions for termination at the convenience of the government without cause. In the event of such termination, we are generally entitled to reimbursement for our costs and to receive a reasonable profit, if any, on the work done prior to termination.

Manufacturing

We assemble, test, package and ship products at our manufacturing facilities located in:

     o   Colorado Springs, Colorado,
     o   Boca Raton, Florida,
     o   Wichita, Kansas,
     o   Bloomingdale, New Jersey,
     o   Farmingdale, New York,
     o   Pearl River, New York,
     o   Plainview, New York,
     o   Powell, Ohio,
     o   Conshohocken, Pennsylvania,
     o   Stevenage, England, and
     o   Elancourt, France.

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

Employees

As of June 30, 2002, we had approximately 2,030 employees, of whom 1,040 were employed in a manufacturing capacity, and 990 were employed in engineering, sales, administrative or clerical positions. Approximately 190 of our employees are covered by two collective bargaining agreements. We believe that our employee relations are satisfactory.

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

Because we participate in the defense industry, we are subject to audit from time to time for our compliance with government regulations by various agencies, including (1) the Defense Contract Audit Agency, (2) the Defense Investigative Service and (3) the Defense Logistics Agency. These and other governmental agencies may also, from time to time, conduct inquiries or investigations regarding a broad range of our activities. Responding to any audits, inquiries or investigations may involve significant expense and divert management attention. Also, an adverse finding in any audit, inquiry or investigation could involve penalties that may have a material adverse effect on our business, results of operations or financial condition.

We believe that we generally comply with all applicable environmental, health and worker safety laws and governmental regulations. Nevertheless, we cannot guarantee that in the future we will not incur additional costs for compliance or that those costs will not be material.

Financial Information About Industry Segments

The sales and operating profits of each industry segment and the identifiable assets attributable to each industry segment for each of the three years in the period ended June 30, 2002 are set forth in Note 15 of Notes to Consolidated Financial Statements.

ITEM TWO - PROPERTIES
           ----------
Our executive offices and the manufacturing facilities of Aeroflex Laboratories Incorporated, one of our subsidiaries, are an aggregate of approximately 69,000 square feet and are located in premises which we own in Plainview, Long Island, New York.

Aeroflex Laboratories Incorporated also leases manufacturing facilities in Farmingdale, Long Island, New York of approximately 20,000 square feet and Boca Raton, Florida of approximately 11,000 square feet. The annual rental of these properties is approximately $160,000 for Farmingdale and $170,000 for Boca Raton. The Farmingdale lease expires in 2003 and the Boca Raton lease expires in 2004.

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

Our subsidiary, Aeroflex Lintek Corp., leases approximately 20,000 square feet of space in Powell, Ohio, with an annual rental of approximately $209,000. The lease expires in 2003.

Our subsidiary, Aeroflex UTMC Microelectronic Systems, Inc., conducts manufacturing operations at a plant located in Colorado Springs, Colorado. The plant, which we own, is approximately 102,000 square feet.

Our subsidiary, IFR Systems, Inc., conducts manufacturing operations at a plant located in Wichita, Kansas. The plant, which we own, is approximately 156,000 square feet. IFR also owns three manufacturing facilities in Stevenage, England comprising approximately 81,000, 34,000 and 27,000 square feet.

We believe that our facilities are adequate for our current and presently foreseeable needs and that we will be able to renew or replace our expiring leases on our rental properties on commercially reasonable terms.

Legal Proceedings

Our former subsidiary Filtron Co. Inc.,was one of several defendants named in a personal injury action initiated in 1994 by several plaintiffs in the Supreme Court of the State of New York, County of Kings. Filtron's operations were discontinued in October 1991.

According to the allegations of the amended verified complaint, the plaintiffs and their dependents were seeking to recover, respectively, directly and derivatively, on diverse theories of negligence, strict liability and breach of warranty, for injuries allegedly suffered from exposure to a liquid substance or material which Filtron incorporated for a period of time in the RFI filters/capacitors which it manufactured. The plaintiffs were seeking damages which cumulatively exceeded $500 million. In July 2002, the claims were resolved in mediation within our product liability insurance limits.

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

ITEM FOUR - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            ---------------------------------------------------
Not applicable.

                                     PART II

               ITEM FIVE - MARKET FOR THE COMPANY'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS


     (a) Our common stock trades on the Nasdaq National Market under the symbol "ARXX". Prior to March 21, 2000, our common stock was traded on the New York Stock Exchange under the symbol "ARX". The following table sets forth, for the fiscal periods indicated, the high and low closing sales prices of our common stock as reported by the Nasdaq National Market. The prices have been adjusted to reflect a five-for-four stock split that was paid on July 7, 2000 and a two-for-one stock split that was paid on November 22, 2000.

                                                                       Common Stock
                                                                   --------------------
                                                                   High           Low
                                                                   ----           ---
Fiscal Year Ended June 30, 2001
-------------------------------
First Quarter.................................................    $24.31         $12.84
Second Quarter................................................     35.25          20.81
Third Quarter.................................................     33.00           8.44
Fourth Quarter................................................     15.60           7.53

Fiscal Year Ended June 30, 2002
-------------------------------
First Quarter.................................................     12.09           7.00
Second Quarter................................................     19.53          10.85
Third Quarter.................................................     21.18           9.37
Fourth Quarter................................................     15.02           6.95

Fiscal Year Ending June 30, 2003
-------------------------------
First Quarter (through September 18, 2002)....................      8.01           3.46

     (b) As of September 18, 2002, there were approximately 750 record holders of our common stock.

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

ITEM SIX - SELECTED FINANCIAL DATA (Unaudited)
           -----------------------------------

(In thousands, except percentages, footnotes and per share amounts) (Restated, Note 2 to Consolidated Financial Statements)

                                                        Years ended June 30,
                                   -------------------------------------------------------------
                                      2002         2001         2000         1999         1998
                                   -------------------------------------------------------------
Operations Statement Data
  Net Sales......................  $202,634     $232,808     $188,750     $160,382     $121,959
  Net Income (Loss) Before
    Cumulative Effect of a Change
    in Accounting................   (10,781)(1)   21,222(2)    14,379        9,765(3)     8,430
  Net Income (Loss) Before
    Cumulative Effect of a Change
    in Accounting Per Common Share
      Basic..................... . $  (0.18)(1)  $  0.37(2)   $  0.30      $  0.22(3)  $   0.22
      Diluted....................      *            0.35(2)      0.28         0.20(3)      0.20
  Weighted Average Number of
    Common Shares Outstanding
      Basic......................    59,973       58,124       48,189       45,011       37,555
      Diluted....................    59,973       61,041       51,474       48,371       41,867

                                                              June 30,
                                   -------------------------------------------------------------
                                     2002         2001         2000         1999         1998
                                   -------------------------------------------------------------
Balance Sheet Data
------------------
  Working Capital................  $144,896     $152,374     $133,586     $ 50,060     $ 53,660
  Total Assets...................   318,465      310,252      249,495      165,672      124,762
  Long-term Debt
    (including current portion)..    14,809       13,333       15,085       31,371       11,481
  Stockholders' Equity...........   249,482      255,121      201,644      101,826       86,761
Other Statistics
----------------
  After Tax Profit (Loss) Margin.      (5.3%)(1)     9.1%(2)      7.6%         6.1%(3)      6.9%

  Return on Average Stockholders'
    Equity.......................      (4.3%)(1)     9.3%(2)      9.5%        10.4%(3)      13.9%

  Stockholders' Equity
    Per Share (4)................  $   4.16     $   4.28     $   3.59     $   2.18     $   1.97

(1) Includes $20.1 million ($14.9 million, net of tax, or $.25 per share) for the consolidation of four of our manufacturing operations in order to take advantage of excess manufacturing capacity and reduce operating costs including charges related to excess equipment capacity primarily in our microelectronic segment and impairments to goodwill and other intangibles related to our microelectronics fiber optic acquisitions. Also includes $1.1 million ($1.1 million, net of tax, or $.02 per share) for the write-off of in-process research and development acquired in connection with the purchase of IFR Systems, Inc. in May 2002.

(2) Includes $1.5 million ($990,000, net of tax) for the write-off of in-process research and development acquired in connection with the purchase of RDL, Inc. in October 2000 and $1.0 million ($1.0 million, net of tax) for the write-off of in-process research and development acquired in connection with the purchase of TriLink Communications, Corp. in March 2001 (combined $.03 per basic and diluted share).

(3) Includes $3.5 million ($3.5 million, net of tax, or $.07 per diluted share and $.08 basic) for the write-off of in-process research and development acquired in connection with the purchase of UTMC Microelectronic Systems, Inc. in February 1999.

(4) Calculated by dividing stockholders' equity, at the end of the year, by the number of shares outstanding at the end of the year.

*     As a result of the loss, all options are anti-dilutive.

Note: All share and per share amounts have been restated to reflect a five-for-four stock split paid on July 7, 2000 and a two-for-one stock split paid on November 22, 2000.

ITEM SEVEN - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

       We use our advanced design, engineering and manufacturing abilities to produce microelectronic and testing solutions. Our products are used in the aerospace, defense, fiber optic, wireless and satellite communications markets. We also design and manufacture motion control systems and shock and vibration isolation systems which are used for commercial, industrial and defense applications. Our operations are grouped into three segments:

       o       microelectronic solutions
       o       test solutions
       o       isolator products

       Our consolidated financial statements include the accounts of Aeroflex Incorporated and all of our subsidiaries. In October 2000, we merged with Altair Aerospace Corporation. This transaction was accounted for as a pooling-of-interests and, accordingly, for all periods prior to the business combination, our historical consolidated financial statements have been restated to include the accounts and results of operations of Altair. All of our subsidiaries are wholly-owned.

       Our microelectronic solutions segment has been designing, manufacturing and selling state-of-the-art microelectronics for the electronics industry since 1974. In January 1994, we acquired substantially all of the net operating assets of the microelectronics division of Marconi Circuit Technology Corporation, which manufactures a wide variety of microelectronic assemblies. In March 1996, we acquired MIC Technology Corporation which designs, develops, manufactures and markets microelectronic products in the form of passive thin film circuits and interconnects. Effective July 1, 1997, MIC Technology acquired certain equipment, inventory, licenses for technology and patents of two of Lucent Technologies' telecommunications component units - multi-chip modules and film integrated circuits. These units manufacture microelectronic modules and interconnect products. In February 1999, we acquired all of the outstanding stock of UTMC Microelectronic Systems, Inc., consisting of UTMC's integrated circuit business. UTMC designs and supplies radiation tolerant integrated circuits for defense and satellite communications. In September 2000, we acquired all of the operating assets of AmpliComm, Inc., which designs and develops fiber optic amplifiers and modulator drivers used by manufacturers of advanced fiber optic systems. In March 2001, we acquired TriLink Communications Corp. which designs, develops, manufactures and markets fiber optic components for the communications industry, including Lithium Niobate modulators and optical switches.

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

       o Europtest, S.A. (France), which we acquired in September 1998. Europtest develops and sells specialized software-driven test equipment used primarily in cellular, satellite and other communications applications.

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

       o IFR, which we acquired in May 2002. IFR designs and manufactures advanced test solutions for communications, avionics and general test and measurement applications.

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

       Our revenue is generally recognized based upon shipments. Revenues associated with certain long term contracts are recognized under the units-of-delivery method which includes shipments and progress billings, in accordance with Statement of Position No. 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." We record costs on our long-term contracts using percentage-of-completion accounting. Under percentage of completion accounting, costs are recognized on revenues in the same relation that total estimated manufacturing costs bear to total contract value. Estimated costs at completion are based upon engineering and production estimates. Provisions for estimated losses or revisions in estimated profits on contracts-in-process are recorded in the period in which such losses or revisions are first determined.

       Approximately 42% of our sales for fiscal 2002, 29% of our sales for fiscal 2001 and 33% of our sales for fiscal 2000 were to agencies of the United States government or to prime defense contractors or subcontractors of the United States government. Our government contracts have been awarded either on a bid basis or after negotiation. Our government contracts are primarily fixed price contracts, although we also have or had government contracts providing for cost plus fixed fee. Our defense contracts have customary provisions for termination at the convenience of the government without cause. In the event of such termination, we are entitled to reimbursement for our costs and to receive a reasonable profit, if any, on the work done prior to termination.

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

Statement of Operations

       The following table sets forth our net sales and operating income (loss) by business segment for the periods indicated. The special charges represent the write-offs of in-process research and development acquired in connection with the purchases of businesses of $1.1 million and $2.5 million in the years ended June 30, 2002 and 2001, respectively, and restructuring charges of $20.1 million in the year ended June 30, 2002.

                                              Years Ended June 30,
                                      ----------------------------------
                                        2002         2001         2000
                                        ----         ----         ----
                                               (In thousands)
Net Sales:
  Microelectronic Solutions....       $104,296     $144,901     $110,253
  Test Solutions...............         82,738       68,394       58,744
  Isolator Products............         15,600       19,513       19,753
                                      --------     --------     --------
    Net Sales..................       $202,634     $232,808     $188,750
                                      ========     ========     ========

Operating Income (Loss):
  Microelectronic Solutions....       $  9,820     $ 35,959     $ 22,734
  Test Solutions...............            975        1,971        2,438
  Isolator Products............            994        2,326        2,692
  General Corporate
    Expenses...................         (4,556)      (7,293)      (5,397)
                                      --------     --------     --------
                                         7,233       32,963       22,467
  Special Charges..............        (21,176)      (2,500)        -
                                      --------     --------     --------
    Operating Income (Loss)....       $(13,943)    $ 30,463     $ 22,467
                                      ========     ========     ========


         The following table sets forth certain items from our statement of operations as a percentage of net sales for the periods indicated. The special charges represent the write-offs of in-process research and development acquired in connection with the purchases of businesses for the years ended June 30, 2002 and 2001 and restructuring charges for the year ended June 30, 2002.


                                             Years Ended June 30,
                                      ----------------------------------
                                       2002         2001         2000
                                       ----         ----         ----
Net Sales......................        100.0%       100.0%       100.0%
Cost of Sales..................         63.4         58.7         63.7
                                       -----        -----        -----
Gross Profit...................         36.6         41.3         36.3
                                       -----        -----        -----

Operating Expenses:
  Selling, General and
    Administrative Costs.......         21.3         19.0         18.3
  Research and Development
    Costs......................         11.7          8.1          6.1
  Special Charges..............         10.5          1.1           -
                                       -----        -----        -----
     Total Operating Expenses..         43.5         28.2         24.4
                                       -----        -----        -----

Operating Income (Loss)........         (6.9)        13.1         11.9

Other Expense (Income), Net....         (0.1)        (0.9)         1.0
                                       -----        -----        -----

Income (Loss) Before
  Income Taxes.................         (6.8)        14.0         10.9
Provision (Benefit) For
  Income Taxes.................         (1.5)         4.9          3.3
                                       -----        -----        -----

Income (Loss) Before Cumulative
   Effect of a Change in
   Accounting..................         (5.3)         9.1          7.6
Cumulative Effect of a Change
   in Accounting...............            -          0.1           -
                                       -----         ----        -----
Net Income (Loss)..............         (5.3)%        9.2%         7.6%
                                       =====         ====        =====

Fiscal Year Ended June 30, 2002 Compared to Fiscal Year Ended June 30, 2001

       Net Sales. Net sales decreased 13.0% to $202.6 million in fiscal 2002 from $232.8 million in fiscal 2001. Net sales in the microelectronic solutions segment decreased 28.0% to $104.3 million in fiscal 2002 from $144.9 million in fiscal 2001 due primarily to decreased sales volume in microelectronic modules and thin film interconnects as a result of the slowdown of the fiber optics market. Net sales in the test solutions segment increased 21.0% to $82.7 million in fiscal 2002 from $68.4 million in fiscal 2001 primarily due to the acquisition of IFR Systems, Inc. ("IFR") in May 2002 and an increase in sales of satellite test systems partially offset by a decline in sales of our RDL product line. Net sales in the isolator products segment decreased 20.1% to $15.6 million in fiscal 2002 from $19.5 million in fiscal 2001 due to reduced sales volume in the commercial and industrial product lines.

       Gross Profit. Cost of sales includes materials, direct labor and overhead expenses such as engineering labor, fringe benefits, allocable occupancy costs, depreciation and manufacturing supplies. Gross profit decreased 23.0% to $74.1 million (36.6% of net sales) in fiscal 2002 (excluding $900,000 of restructuring charges, see Note 3 to the Consolidated Financial Statements) from $96.1 million (41.3% of net sales) in fiscal 2001. The decreases were primarily a result of the decreased sales volume and the fixed nature of certain labor and overhead costs in the microelectronic solutions segment.

       Selling, General and Administrative Costs. Selling, general and administrative costs include office and management salaries, fringe benefits and commissions. Selling, general and administrative costs decreased 2.5% to $43.2 million (21.3% of net sales) in fiscal 2002 (excluding $19.2 million of restructuring charges, see Note 3 to the Consolidated Financial Statements) from $44.3 million (19.0% of net sales) in fiscal 2001. The decrease was primarily due to lower corporate expenses and decreased expenses in the microelectronic solutions segment which were partially offset by the addition of the expenses of IFR.

       Research and Development Costs. Research and development costs include material, engineering labor and allocated overhead. Our self-funded research and development costs increased 25.3% to $23.7 million (11.7% of net sales) in fiscal 2002 from $18.9 million (8.1% of net sales) in fiscal 2001. The increase was primarily due to UTMC's efforts toward the development of new integrated circuits and the additional expenses of IFR.

       Acquired In-Process Research and Development. In connection with the acquisition of IFR, we allocated $1.1 million of the purchase price to incomplete research and development projects. This allocation represents the estimated fair value based on future cash flows that have been adjusted by the projects' completion percentage. At the acquisition date, the development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, we expensed these costs as of the acquisition date.

       The value assigned to these assets was determined by identifying significant research projects for which technological feasibility had not been established. At the acquisition date, IFR was conducting design, development, engineering and testing activities associated with the completion of new technologies for its radio test set and signal sources product lines. The projects under development at the valuation date represent technologies which are expected to address emerging market demands in the communications test industry. We intend to continue with these development efforts and, if successfully completed, release the products to market.

       At its acquisition date, IFR expected to spend approximately $3.5 million to complete all phases of the research and development, with anticipated completion dates ranging from 5 to 10 months from that date.

       We determined the value assigned to purchased in-process technology by estimating the contribution of the purchased in-process technology in developing a commercially viable product, estimating the resulting net cash flows from the expected sales of such a product, and discounting the net cash flows to their present value using an appropriate discount rate.

       Revenue growth rates for the acquired company were estimated based on a detailed forecast, as well as discussions with the finance, marketing and engineering personnel of IFR. Allocation of total projected revenues to in-process research and development was based on discussions with IFR's management. Selling, general and administrative expenses and profitability estimates were determined based on forecasts as well as an analysis of comparable companies' margin expectations.

       The projections utilized in the transaction pricing and purchase price allocation exclude the potential synergetic benefits related specifically to our ownership. Due to the stage of the development and reliance on future, unproven products and technologies, the nature of the forecast and the risks associated with the projected growth and profitability of the development projects, a discount rate of 30% to 35% was used to discount cash flows from the in-process technology. The discount rate was commensurate with IFR's market position, the uncertainties in the economic estimates described above, the inherent uncertainty surrounding the successful development of the purchased in-process technology, the useful lives of such technology, the profitability levels of such technology, and the uncertainty related to technological advances that could render development stage technologies obsolete.

       We believe that the foregoing assumptions used in the forecasts were reasonable at the time of the acquisition. No assurance can be given, however, that the underlying assumptions used to estimate sales, development costs or profitability, or the events associated with such projects will transpire as estimated. For these reasons, actual results may vary from projected results.

         Remaining development efforts for IFR's research and development included various phases of design, development and testing. Funding for such projects is expected to come primarily from internally generated sources.

       As evidenced by the continued support of the development of IFR's projects, we believe we have a reasonable chance of successfully completing the research and development programs. However, as with all of our technology development, there is risk associated with the completion of the research and development projects, and there is no assurance that technological or commercial success will be achieved.

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

       Restructuring Charges. We initiated strategic plans to consolidate four of our manufacturing operations to take advantage of excess manufacturing capacity in certain of our facilities and reduce operating costs. In connection with this restructuring, we recorded a charge of $20.1 million in the fiscal year ended June 30, 2002. The restructuring charge includes $10.7 million of charges for the impairment of goodwill and other intangibles, $4.1 million for the write- off of excess equipment and leasehold improvements, $2.6 million for workforce reductions, $1.2 million for buyouts of certain equipment and facility leases, $900,000 for the write-off of inventory and $652,000 relating to facility closing and clean-up. The restructuring charges were allocated $18.0 million to the Microelectronics Solutions Segment and $2.1 million to the Test Solutions Segment.

       Other Expense (Income). Interest expense decreased to $1.3 million in fiscal 2002 from $1.4 million in fiscal 2001, primarily due to reduced levels of borrowings throughout most of 2002. Other income of $1.5 million in fiscal 2002 consists primarily of $1.9 million of interest income offset by $199,000 of realized foreign currency transaction losses and a $185,000 decrease in the fair value of our interest rate swap agreements. Other income of $3.6 million in fiscal 2001 consisted primarily of $3.9 million of interest income offset by a $229,000 decrease in the fair value of our interest rate swap agreements. Interest income decreased primarily due to lower interest rates and decreased levels of cash, cash equivalants and marketable securities as a result of the use of approximately $53.7 million in cash to acquire IFR in May 2002.

       Provision (Benefit) for Income Taxes. The income tax benefit was $3.0 million (an effective income tax rate of 21.5%) in fiscal 2002 and the income tax provision was $11.5 million (an effective income tax rate of 35.0%) in fiscal 2001. The income tax provisions for the two periods differed from the amount computed by applying the U.S. Federal income tax rate to income before income taxes primarily due to non-deductible charges for acquired in-process R&D and impairment and amortization of goodwill, state and local income taxes and research and development credits.

       Net Income (Loss). On a pro forma basis, net income for the year ended June 30, 2002 was $5.2 million, or $.08 per share, versus net income of $23.3 million, or $.38 per diluted share, for the year ended June 30, 2001. Pro forma net income for fiscal 2002 excludes restructuring charges for the consolidation of certain manufacturing operations of $20.1 million ($14.9 million, net of tax), or $.25 per share, and excludes an in-process research and development write-off of $1.1 million ($1.1 million, net of tax) or $.02 per share. For fiscal 2001, pro forma net income excludes in-process research and development write-offs of $2.5 million ($2.0 million, net of tax), or $.03 per diluted share. On a U.S. GAAP basis, our net loss for the year ended June 30, 2002 was $10.8 million, or $.18 per share, versus net income of $21.4 million, or $.35 per diluted share, in 2001.

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

       Provision for Income Taxes. Income taxes increased 84.7% to $11.5 million (an effective income tax rate of 34.0%, exclusive of the non-deductible $1.0 million charge for the acquired in- process R&D for TriLink) in fiscal 2001 from $7.2 million (an effective income tax rate of 35.0%), excluding a $1.0 million benefit from the utilization of a capital loss carryforward, in fiscal 2000. The income tax provisions for the two periods differed from the amount computed by applying the U.S. Federal income tax rate to income before income taxes primarily due to state and local income taxes and research and development credits.

       Cumulative Effect of a Change in Accounting. Effective July 1, 2000, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. This statement requires companies to record derivatives on the balance sheet as assets or liabilities at their fair value. In certain circumstances changes in the value of such derivatives may be required to be recorded as gains or losses. The impact of this statement did not have a material effect on our consolidated financial statements. The cumulative effect of the adoption of this accounting policy was a $132,000, net of tax, credit in the quarter ended September 30, 2000 which represented the net of tax fair value of certain interest rate swap agreements at July 1, 2000.

Liquidity and Capital Resources

       As of June 30, 2002, we had $144.9 million in working capital. Our current ratio was 3.9 to 1 at June 30, 2002. As of February 25, 1999, we replaced a previous agreement with a revised revolving credit, term loan and mortgage agreement with two banks which is secured by substantially all of our assets not otherwise encumbered. The agreement provided for a revolving credit line of $23.0 million, a term loan of $20.0 million and a mortgage on our Plainview property for $4.5 million. The revolving credit loan facility expires in December 2002. The term loan was fully paid in May 2000 with the proceeds from the sale of our common stock, described below. The interest rate on borrowings under this agreement is at various rates depending upon certain financial ratios, with the current rate substantially equivalent to prime (4.75% at June 30, 2002) on the revolving credit borrowings. The mortgage is payable in monthly installments of approximately $26,000 through March 2008 and a balloon payment of $1.6 million in April 2008. We have entered into an interest rate swap agreement for the outstanding amount under the mortgage agreement at approximately 7.6% in order to reduce the interest rate risk associated with these borrowings.

       The terms of the revolving credit, term loan and mortgage agreement require compliance with certain covenants including minimum consolidated tangible net worth and pretax earnings, maintenance of certain financial ratios, limitations on capital expenditures and indebtedness and prohibition of the payment of cash dividends. As of June 30, 2002, we were not in compliance with certain of the financial covenants. Our banks have waived such non-compliance as of June 30, 2002. In connection with the purchase of certain materials for use in manufacturing, we have a letter of credit of $2.0 million.

       In December 1998, we financed the acquisition and renovation of the land and building of our Pearl River, NY facility and received proceeds amounting to $4.2 million. The debt requires a balloon payment of $3.6 million in 2019.

       On May 20, 2002, we acquired 75.1% of the outstanding stock of IFR. Effective June 19, 2002, IFR was merged into a wholly owned subsidiary with IFR as the surviving wholly owned subsidiary. The purchase price was approximately $61.7 million of which $48.8 million was used to fully satisfy IFR's bank indebtedness. The balance was used to purchase IFR's outstanding shares and for various acquisition related costs. The purchase price was paid from available cash and marketable securities. IFR designs and manufactures advanced test solutions for communications, avionics and general test and measurement applications. The acquired company's net sales were approximately $117.8 million for the year ended March 31, 2002.

       During the year, we announced certain strategic consolidations of our manufacturing operations. The total restructuring charges are expected to be $20.2 million with a cash cost of $4.6 million. These restructurings are expected to be completed by March 2003 and are expected to reduce annual operating costs by approximately $8.0 million and result in annual cash savings of approximately $6.0 million. The restructuring charges include the elimination of excess equipment capacity (primarily in the microelectronics segment), impairments to goodwill and other intangibles related to our microelectronics fiber optic acquisitions, severance and other employee related expenses.

       In May 2000, we sold 6.3 million shares (adjusted for a five-for-four stock split and a two- for-one stock split) of our common stock in a public offering for $68.5 million, net of an underwriting discount of $3.5 million and issuance costs of $500,000. Of these net proceeds, $13.0 million was used to repay the term loan.

       In fiscal 2002, our operations provided cash of $16.1 million primarily from our continued profitability, excluding non-cash charges of depreciation and amortization and the non-cash portion of the restructuring charges (see Note 3 to the Consolidated Financial Statements). In fiscal 2002, our investing activities used cash of $47.9 million including $53.8 million for purchases of businesses (primarily $53.7 million for IFR, net of $8.0 million of cash acquired), $6.1 million for capital expenditures and $5.9 million for the purchase of available-for-sale marketable securities offset, in part, by $18.0 million of proceeds from the sale of available-for-sale marketable securities. In fiscal 2002, our financing activities provided cash of $25,000 including $1.7 million of proceeds from the exercise of stock options partially offset by $1.8 million for debt payments.

       We believe that existing cash and cash equivalents coupled with internally generated funds will be sufficient for our working capital requirements, restructuring charges, capital expenditure needs and the servicing of our debt for the foreseeable future. Our cash and cash equivalents are available to fund acquisitions and other potential large cash needs that may arise. At June 30, 2002, our available unused line of credit was $20.6 million after consideration of letters of credit. We expect to enter into a new credit facility during the first half of fiscal 2003.

       The following table summarizes our obligations and commitments to make future payments under debt and operating leases as of June 30, 2002:


                                        Payments due by period
                        -----------------------------------------------------
                                  Less Than                            After
                         Total      1 Year    1-3 Years   4-5 Years   5 Years
                        -------   ---------   ---------   ---------   -------
                                           (In thousands)
Long-term debt......    $14,809      $2,171     $ 4,223      $2,268   $ 6,147
Operating leases....     35,162       6,831       9,270       5,576    13,485
                        -------      ------     -------      ------   -------
Total...............    $49,971      $9,002     $13,493      $7,844   $19,632
                        =======      ======     =======      ======   =======

       The operating lease commitments shown in the above table have not been reduced by future minimum sub-lease rentals of $15.5 million.

       In the normal course of business, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. None of these obligations are individually significant. We do not expect that these commitments as of June 30, 2002 will materially adversely affect our liquidity.

Legal Proceedings

         One of our subsidiaries whose operations were discontinued in 1991, was one of several defendants named in a personal injury action initiated in August 1994 by a group of plaintiffs. The plaintiffs were seeking damages which cumulatively exceeded $500 million. The complaint alleged, among other things, that the plaintiffs suffered injuries from exposure to substances contained in products sold by the subsidiary to one of its customers. In July 2002, the claims were resolved in mediation within our product liability insurance limits.

         We are involved in various other routine legal matters. We believe the outcome of these matters will not have a materially adverse effect on our consolidated financial statements.

         We are undergoing routine audits by various taxing authorities of our Federal and state income tax returns covering periods from 1997 to 2001. We believe that the probable outcome of these various audits should not materially affect our consolidated financial statements.

Backlog

         Our backlog of orders was $126.5 million at June 30, 2002 and $105.8 million at June 30, 2001.

Accounting Policies Involving Significant Estimates

         The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the recognition of revenue and expenses during the period reported. The following accounting policies require us to make estimates and assumptions based on the circumstances, information available and our experience and judgment. These estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. If actual results differ significantly from our estimates, our financial statements could be materially impacted.

Revenue and Cost Recognition Under Long-Term Contracts

         Our revenue is generally recognized based upon shipments. Revenues associated with certain long-term contracts are recognized under the units-of-delivery method that includes shipments and progress billings, in accordance with Statement of Position No. 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." We record costs on our long-term contracts using percentage-of-completion accounting. Under percentage-of- completion accounting, costs are recognized on revenues in the same relation that total estimated manufacturing costs bear to the total contract value. Estimated costs at completion are based on engineering and production estimates. Estimates are reviewed on a regular basis throughout the life of these contracts. Provisions for estimated losses or revisions in estimated profits on contracts-in- process are recorded in the period in which such losses or revisions are first determined. Revisions to profits recognized to date could be required in future periods and may have a material effect on our results of operations and financial condition.

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

Recoverability of Long-Lived and Intangible Assets

         Property, plant and equipment are stated at cost less accumulated depreciation computed on a straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are amortized over the life of the lease or the estimated life of the asset, whichever is shorter. Changes in circumstances such as technological advances or changes to our business model can result in the actual useful lives differing from our estimates. To the extent the estimated useful lives are incorrect, the value of these assets may be over or under stated which in turn could have a material effect on our results of operations and financial condition.

         Long-lived assets other than goodwill, are reviewed for impairment periodically and whenever events or changes in circumstances indicate that the carrying value of any such asset may be impaired. We evaluate the recoverability of such assets by estimating future cash flows. If the sum of the undiscounted cash flows expected to result from the use of the assets and their eventual disposition is less than the carrying amount of the assets, we will recognize an impairment loss to the extent of the excess of the carrying amount of the assets over the discounted cash flow.

         SFAS No. 142 requires that we perform an assessment of whether there is an indication that goodwill is impaired on an annual basis unless events or circumstances warrant a more frequent assessment. The impairment assessment involves, among other things, an estimation of the fair value of each of our reporting units (as defined in SFAS No. 142). Such estimations are inherently subjective, and subject to change in future periods.

         If the impairment review of goodwill, intangible assets and other long-lived assets differ significantly from actual results, it could have a material effect on our results of operations and financial condition.

Restructuring Charges

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

Market Risk

         We are exposed to market risk related to changes in interest rates and to foreign currency exchange rates. Most of our debt is at fixed rates of interest or at a variable rate with an interest rate swap agreement which effectively converts the variable rate debt into fixed rate debt. Therefore, if market interest rates increase by 10 percent from levels at June 30, 2002, the effect on our net income would be a reduction of approximately $88,000 per year. Most of our invested cash and cash equivalents are at variable rates of interest. If market interest rates decrease by 10 percent from levels at June 30, 2002, the effect on our net income would be approximately $38,000. If foreign currency exchange rates (primarily the British Pound and the Euro) change by 10% from levels at June 30, 2002, the effect on our other comprehensive income would be approximately $3.6 million.

Seasonality

         Although our business is not affected by seasonality, historically our revenues and earnings increase sequentially from quarter to quarter within a fiscal year, but the first quarter is typically less than the previous year's fourth quarter.

Recent Accounting Pronouncements

         In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 121.

         We have adopted the provisions of SFAS No. 141 and SFAS No. 142 as of July 1, 2001. We have evaluated our existing intangible assets and goodwill that were acquired in prior purchase business combinations and have reclassified $3.0 million net carrying value of intangible assets to goodwill in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. In connection with this reclassification, we have reduced goodwill for the amount of deferred taxes previously recorded on the reclassified intangible assets that is no longer required. We have also reassessed the useful lives and residual values of all intangible assets acquired, and have determined that no adjustment to these estimates was necessary.

         We have tested goodwill for impairment in accordance with the provisions of SFAS No. 142 as of July 1, 2001. Based on our evaluation, we were not required to recognize any impairment losses as of July 1, 2001.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. We adopted SFAS No. 144 effective July 1, 2002. The adoption did not have a material impact on our consolidated financial statements.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective January 1, 2003. SFAS No. 146 provides that an exit cost liability should not always be recorded at the date of an entity's commitment to an exit plan, but instead should be recorded when the obligation is incurred. An entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. We do not expect such adoption to have a material impact on our consolidated financial statements.

Forward-Looking Statements

         All statements other than statements of historical fact included in this Annual Report, including without limitation statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding our financial position, business strategy and plans and objectives of our management for future operations, are forward-looking statements. When used in this Annual Report, words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to, competitive factors and pricing pressures, the integration of the business of IFR, the consolidation of certain of our manufacturing facilities according to our plan, changes in legal and regulatory requirements, technological change or difficulties, product development risks, commercialization difficulties and general economic conditions. Such statements reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity.

ITEM EIGHT - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data listed in the accompanying Index to Financial Statements and Schedules are attached as part of this report.

ITEM NINE - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

The information required by items 10, 11, 12 and 13 of Part III is incorporated by reference to our definitive proxy statement in connection with our Annual Meeting of Stockholders scheduled to be held in November 2002. The proxy statement is to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year ended June 30, 2002.

ITEM FOURTEEN - CONTROLS AND PROCEDURES

Not applicable.

ITEM FIFTEEN - EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
               AND REPORTS ON FORM 8-K

         (a) See Index to Financial Statements at beginning of attached financial statements.

         (b) Reports on Form 8-K:

             o Report on Form 8-K filed on April 15, 2002 - Item 5 - Merger Agreement with IFR Systems, Inc.

             o Report on Form 8-K filed on May 21, 2002 - Item 2 - Purchase of Stock of IFR Systems, Inc.

             o Report on Form 8-K filed on June 19, 2002 - Item 5 - Consummation of Merger of IFR Systems, Inc.

             o Report on Form 8-K/A filed on August 2, 2002 - Item 7 - Amendment to Report dated May 21, 2002 - Consolidated Financial Statements of IFR Systems, Inc. and Subsidiaries and Pro Forma Combined Balance Sheet and Statement of Operations for IFR Systems, Inc. and Aeroflex Incorporated.

         (c) Exhibits

         3.1 Certificate of Incorporation, as amended. (Exhibit 3.1 to Form 10-Q for the quarter ended September 30, 2001).

         3.2 By-Laws, as amended (Exhibit 3.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

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

         10.5 Employment Agreement between Aeroflex Incorporated and Michael Gorin (Exhibit 10.2 to Report on Form 10-Q for the quarter ended March 31, 1999).

         10.6 Employment Agreement between Aeroflex Incorporated and Leonard Borow (Exhibit 10.3 to Report on Form 10-Q for the quarter ended March 31, 1999).

         10.7 Deferred Compensation Agreement between Aeroflex Incorporated and Harvey R. Blau (Exhibit 10.4 to Report on Form 8-K dated May 17,
               1997).

         10.8 Employment Agreement between Aeroflex Incorporated and Carl Caruso (Exhibit 10.5 to Report on Form 8-K dated May 17, 1997).

         10.9 Amendment No 1. to Employment Agreement between Aeroflex Incorporated and Carl Caruso dated November 17, 1998.

         10.10 Amendment No 2. to Employment Agreement between Aeroflex Incorporated and Carl Caruso dated November 17, 1999.

         10.11 1996 Stock Option Plan. (Exhibit A to Definitive Schedule 14A filed September 30, 1996).

         10.12 1998 Stock Option Plan. (Exhibit 10 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

         10.13 1999 Stock Option Plan. (Exhibit 4.1 to Registration Statement on Form S-8, Registration Statement #333-31654).

         10.14 Key Employee Stock Option Plan. (Exhibit 4.1 to Registration Statement on Form S-8, Registration Statement #333-53622).

         10.15 2000 Stock Option Plan, as amended. (Exhibit 4 to Registration Statement on Form S-8, #333-97027).

         10.16 2002 Stock Option Plan. (Exhibit 4 to Registration Statement on Form S-8, #333- 97029).

         10.17 Amendment No. 1 to Employment Agreement between Aeroflex Incorporated and Harvey R. Blau, effective September 1, 1999. (Exhibit 10.17 to Form 10-K for the fiscal year ended June 30, 2000).

         10.18 Amendment No. 1 to Employment Agreement between Aeroflex Incorporated and Michael Gorin, effective September 1, 1999. (Exhibit 10.18 to Form 10-K for the fiscal year ended June 30, 2000).

         10.19 Amendment No. 1 to Employment Agreement between Aeroflex Incorporated and Leonard Borow, effective September 1, 1999. (Exhibit 10.19 to Form 10-K for the fiscal year ended June 30, 2000).

         10.20 Amendment No. 2 to Employment Agreement between Aeroflex Incorporated and Harvey R. Blau, effective August 13, 2001. (Exhibit 10.16 to Form 10-K for the fiscal year ended June 30, 2001).

         10.21 Amendment No. 2 to Employment Agreement between Aeroflex Incorporated and Michael Gorin, effective August 13, 2001. (Exhibit 10.17 to Form 10-K for the fiscal year ended June 30, 2001).

         10.22 Amendment No. 2 to Employment Agreement between Aeroflex Incorporated and Leonard Borow, effective August 13, 2001. (Exhibit 10.18 to Form 10-K for the fiscal year ended June 30, 2001).

         10.23 Aeroflex Incorporated Key Employee Deferred Compensation Plan. (Exhibit 10.19 to Form 10-K for the fiscal year ended June 30, 2001).

         10.24 Trust Under Deferred Compensation Plan. (Exhibit 10.20 to Form 10-K for the fiscal year ended June 30, 2001).

         10.25 Amendment No. 3 to Employment Agreement between Aeroflex Incorporated and Harvey R. Blau, effective November 8, 2001. (Exhibit 10.1 to Form 10-Q for the quarter ended September 30,
               2001).

         10.26 Amendment No. 3 to Employment Agreement between Aeroflex Incorporated and Michael Gorin, effective November 8, 2001.(Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2001).

         10.27 Amendment No. 3 to Employment Agreement between Aeroflex Incorporated and Leonard Borow, effective November 8, 2001.(Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2001).

         10.28 Agreement and Plan of Merger among Aeroflex Incorporated, Testco Acqusition Corp. and IFR Systems, Inc. dated as of April 13, 2002 (Exhibit 99.1 to Form 8-K filed April 15, 2002).

         22    The following is a list of the Company's subsidiaries:

                                                                                Jurisdiction of
                      Name                                                      Incorporation
                  ------------                                                  -------------
                  Aeroflex Laboratories Incorporated                            Delaware
                  Aeroflex Lintek Corp.                                         Ohio
                  Aeroflex MIC Technology Corporation                           Texas
                  Aeroflex RDL, Inc.                                            Delaware
                  Aeroflex Systems Corp.                                        Delaware
                  Aeroflex UTMC Microelectronic Systems, Inc.                   Delaware
                  Europtest, S.A.                                               France
                  IFR Systems, Inc.                                             Delaware
                  Vibration Mountings and Controls, Inc.                        New York


         23    Consent of Independent Auditors

         99.1 Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

         99.2 Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of September 2002.

                                          Aeroflex Incorporated

                                          By:    /s/ Harvey R. Blau
                                              ----------------------------------
                                          Harvey R. Blau, Chairman

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on September 30th, 2002 by the following persons in the capacities indicated:

/s/ Harvey R. Blau                      Chairman of the Board
---------------------------------
Harvey R. Blau                          (Chief Executive Officer)

/s/ Michael Gorin                       President and Director
---------------------------------       (Chief Financial Officer and Principal Accounting Officer)
Michael Gorin

/s/ Leonard Borow                       Executive Vice President, Secretary and Director
---------------------------------       (Chief Operating Officer)
Leonard Borow

/s/ Paul Abecassis                      Director
---------------------------------
Paul Abecassis

/s/ Milton Brenner                      Director
---------------------------------
Milton Brenner

/s/ Ernest E. Courchene, Jr.            Director
---------------------------------
Ernest E. Courchene, Jr.

/s/ Donald S. Jones                     Director
---------------------------------
Donald S. Jones

                                        Director
---------------------------------
Eugene Novikoff

/s/ John S. Patton                      Director
---------------------------------
John S. Patton


                                  CERTIFICATION

         I, Harvey R. Blau, certify that:

         1. I have reviewed this annual report on Form 10-K of Aeroflex Incorporated;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date: September 30, 2002

                                              /s/ Harvey R. Blau
                                      -------------------------------------
                                      Harvey R. Blau
                                      Chairman of the Board
                                      (Principal Executive Officer)

         CERTIFICATION


         I, Michael Gorin, certify that:

         1. I have reviewed this annual report on Form 10-K of Aeroflex Incorporated;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.



Date: September 30, 2002


                                                 /s/ Michael Gorin
                                        ----------------------------------------
                                        Michael Gorin
                                        President and Chief Financial Officer
                                        (Principal Financial Officer)

                              AEROFLEX INCORPORATED

                                AND SUBSIDIARIES

                                   ------------

                       FINANCIAL STATEMENTS AND SCHEDULES

                 COMPRISING ITEM 8 OF ANNUAL REPORT ON FORM 10-K

                      TO SECURITIES AND EXCHANGE COMMISSION

                          AS OF JUNE 30, 2002 AND 2001

                                AND FOR THE YEARS

                       ENDED JUNE 30, 2002, 2001 AND 2000

                       FINANCIAL STATEMENTS AND SCHEDULES



                           I  N  D  E  X                                                                PAGE
                           -------------                                                                ----

    ITEM FIFTEEN(a)

1.  FINANCIAL STATEMENTS:

       Independent auditors' report                                                                     S-1

       Consolidated financial statements:

       Balance sheets - June 30, 2002 and 2001                                                          S-2-3

       Statements of operations - each of the three years
          in the period ended June 30, 2002                                                             S-4

       Statements of stockholders' equity and comprehensive income (loss) -
          each of the three years in the period ended June 30, 2002                                     S-5

       Statements of cash flows - each of the three years
          in the period ended June 30, 2002                                                             S-6

       Notes (1-15)                                                                                     S-7-30

       Quarterly financial data (unaudited)                                                             S-31


2.  FINANCIAL STATEMENT SCHEDULE:

       II - Valuation and qualifying accounts                                                           S-32



All other schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the financial statements or notes thereto.

                          Independent Auditors' Report


The Board of Directors and Stockholders of Aeroflex Incorporated


We have audited the accompanying consolidated balance sheets of Aeroflex Incorporated and subsidiaries as of June 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended June 30, 2002. Our audits also included the financial statement schedule listed in the Index at item 15(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aeroflex Incorporated and subsidiaries as of June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP


Melville, New York
August 12, 2002

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


                                                             June 30,
                                                   --------------------------
                            ASSETS                    2002            2001
                                                   ----------      ----------

Current assets:
  Cash and cash equivalents...................     $ 38,559        $ 69,896

  Marketable securities.......................         -             12,012

  Accounts receivable, less allowance for
    doubtful accounts of $766 and $459
    at June 30, 2002 and 2001, respectively...       63,487          49,409

  Income taxes receivable.....................        4,432            -

  Inventories.................................       72,104          48,423

  Deferred income taxes.......................       12,259           7,148

  Prepaid expenses and other current assets...        3,360           2,583
                                                   ---------       ---------

       Total current assets...................      194,201         189,471

Property, plant and equipment, net............       74,252          62,137

Intangible assets with definite lives, net of
  accumulated amortization of $6,674 and $6,917
  at June 30, 2002 and 2001, respectively.....       17,815          20,286

Goodwill......................................       20,179          21,006

Deferred income taxes.........................        2,477           8,538

Other assets..................................        9,541           8,814
                                                   ---------       ---------

       Total assets...........................     $318,465        $310,252
                                                   =========       =========




                See notes to consolidated financial statements.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                    (In thousands, except per share amounts)


                                                                June 30,
                                                       -----------------------
    LIABILITIES AND STOCKHOLDERS' EQUITY                  2002         2001
                                                       ---------     ---------

Current liabilities:
  Current portion of long-term debt..............      $  2,171      $  1,905

  Accounts payable...............................        18,357        16,794

  Advance payments by customers..................           861           425

  Accrued expenses and other current
    liabilities..................................        27,916        17,973
                                                       ---------     ---------

       Total current liabilities.................        49,305        37,097

Long-term debt...................................        12,638        11,428

Other long-term liabilities......................         7,040         6,606
                                                       ---------     ---------

       Total liabilities.........................        68,983        55,131
                                                       ---------     ---------

Commitments and contingencies

Stockholders' equity:
  Preferred Stock, par value $.10 per share;
    authorized 1,000 shares:
    Series A Junior Participating Preferred
    Stock, par value $.10 per share; authorized
    110 shares; none issued......................          -             -
  Common Stock, par value $.10 per share;
    authorized 110,000 shares; issued 60,006 and
    59,674 at June 30, 2002 and 2001,
    respectively.................................         6,001         5,967
  Additional paid-in capital.....................       222,351       219,278
  Accumulated other comprehensive income (loss)..         1,881          (154)
  Retained earnings..............................        19,263        30,044
                                                       ---------     ---------
                                                        249,496       255,135
  Less:  Treasury stock, at cost (4 and 4
    shares at June 30, 2002 and 2001,
    respectively)................................            14            14
                                                       ---------     ---------
       Total stockholders' equity................       249,482       255,121
                                                       ---------     ---------

       Total liabilities and stockholders'
         equity..................................      $318,465      $310,252
                                                       =========     =========



                See notes to consolidated financial statements.

                     AEROFLEX INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)


                                                  Years Ended June 30,
                                           ---------------------------------
                                              2002       2001        2000
                                              ----       ----        ----
                                                   (Restated, note 2)

Net sales.............................     $202,634    $232,808    $188,750
Cost of sales (including restructuring
  charges of $900 in 2002, note 3)....      129,457     136,659     120,200
                                           ---------   ---------   ---------
  Gross profit........................       73,177      96,149      68,550
                                           ---------   ---------   ---------

Operating costs:
  Selling, general and administrative
    costs (including restructuring
    charges of $19,176 in 2002,
    note 3)...........................       62,327      44,277      34,491
  Research and development
    costs.............................       23,693      18,909      11,592
  Acquired in-process research
    and development costs (note 2)....        1,100       2,500        -
                                           ---------   ---------   ---------
      Total operating costs...........       87,120      65,686      46,083
                                           ---------   ---------   ---------
Operating income (loss)...............      (13,943)     30,463      22,467
                                           ---------   ---------   ---------

Other expense (income):
  Interest expense....................        1,263       1,397       2,442
  Other income, net
    (including interest income
    and dividends of $1,899, $3,854
    and $650).........................       (1,475)     (3,606)       (554)
                                           ---------   ---------   ---------
      Total other expense
       (income)......................          (212)     (2,209)      1,888
                                           ---------   ---------   ---------

Income (loss) before income taxes.....      (13,731)     32,672      20,579
Provision (benefit) for income taxes..       (2,950)     11,450       6,200
                                           ---------   ---------   ---------
Income (loss) before cumulative effect
 of a change in accounting............      (10,781)     21,222      14,379
Cumulative effect of a change in
 accounting, net of tax (note 1)......         -            132        -
                                           ---------   ---------   ---------

Net income (loss).....................     $(10,781)   $ 21,354    $ 14,379
                                           =========   =========   =========

Net income (loss) per common share:
   Basic
     Income (loss) before cumulative
       effect.........................       $(0.18)      $0.37       $0.30
     Cumulative effect of a change
       in accounting..................          -           -           -
                                             -------      ------      ------
     Net income (loss)................       $(0.18)      $0.37       $0.30
                                             =======      ======      ======

   Diluted
     Income (loss) before cumulative
       effect.........................       $(0.18)      $0.35       $0.28
     Cumulative effect of a change
       in accounting..................          -           -           -
                                             -------      ------      ------
     Net income (loss)................       $(0.18)      $0.35       $0.28
                                             =======      ======      ======

Weighted average number of common shares
  outstanding:
   Basic..............................       59,973      58,124      48,189
   Diluted(1).........................       59,973      61,041      51,474



(1) As a result of the loss for the year ended June 30, 2002, all options are anti-dilutive.

                See notes to consolidated financial statements.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

                    Years Ended June 30, 2002, 2001 and 2000
                                 (In thousands)
                               (Restated, note 2)


                                                                      Accumulated
                                                                      Other Comp-    Retained
                                          Common Stock    Additional   rehensive     Earnings    Treasury Stock
                                       -----------------   Paid-in      Income     (Accumulated  --------------- Comprehensive
                              Total    Shares  Par Value   Capital       (Loss)      Deficit)    Shares   Cost   Income (Loss)
                             --------  ------  ---------  ----------  -----------  ------------  ------  ------- -------------
Balance, July 1, 1999......  $101,826  18,649    $1,865    $105,699     $  -        $ (5,689)         6  $   (49)
Stock issued in
 public offering...........    68,500   2,500       250      68,250        -            -          -        -
Stock issued upon
 exercise of stock
 options and warrants......    18,457   1,339       133      16,365        -            -          (296)   1,959
Purchase of treasury
 stock.....................    (1,990)    -         -           -          -            -           300   (1,990)
Deferred compensation......       401     -         -           401        -            -           -        -
Five-for-four
 stock split...............       (11)  5,622       563        (574)       -            -             3      -
Other comprehensive
 income....................        82     -         -           -           82          -           -        -        $     82
Net income.................    14,379     -         -           -          -          14,379        -        -          14,379
                             --------  ------    ------    --------     ------      --------       ----  -------      --------
Balance, June 30, 2000.....   201,644  28,110     2,811     190,141         82         8,690         13      (80)     $ 14,461
                                                                                                                      ========
Stock and options issued for
 acquisition of businesses.    11,766   1,153       115      11,651        -            -           -        -
Stock issued upon
 exercise of stock
 options and warrants......    20,390   1,450       145      20,179        -            -           (11)      66
Deferred compensation......       203     -         -           203        -            -           -        -
Two-for-one stock split....       -    28,961     2,896      (2,896)       -            -             2      -
Other comprehensive loss...      (236)    -         -           -         (236)         -           -        -        $   (236)
Net income.................    21,354     -         -           -          -          21,354        -        -          21,354
                             --------  ------    ------    --------     ------      --------       ----  -------      --------
Balance, June 30, 2001.....   255,121  59,674     5,967     219,278       (154)       30,044          4      (14)     $ 21,118
                                                                                                                       ========
Stock issued upon
 exercise of stock
 options...................     3,055     332        34       3,021        -             -          -        -
Deferred compensation......        52     -         -            52        -             -          -        -
Other comprehensive income.     2,035     -         -           -        2,035          -           -        -        $  2,035
Net loss...................   (10,781)    -         -           -          -         (10,781)       -        -         (10,781)
                             --------  ------    ------    --------     ------      --------       ----  -------      --------
Balance, June 30, 2002.....  $249,482  60,006    $6,001    $222,351     $1,881      $ 19,263          4  $   (14)     $ (8,746)
                             ========  ======    ======    ========     ======      ========       ====  =======      ========



                 See notes to consolidated financial statements.

                     AEROFLEX INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)



                                                             Years Ended June 30,
                                                        ------------------------------
                                                          2002       2001      2000
                                                        --------   --------   -------
                                                              (Restated, note 2)
Cash flows from operating activities:
  Net income (loss)..............................       $(10,781)  $ 21,354   $ 14,379
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
      Acquired in-process research
        and development..........................          1,100      2,500        -
      Depreciation and amortization..............         12,460     11,600      9,004
      Amortization of deferred gain..............           (457)      (823)      (596)
      Tax benefit from stock option
        exercises (note 11)......................           -         8,962      5,114
      Deferred income taxes......................          2,413      2,488      1,086
      Non-cash restructuring charges.............         15,640       -           -
      Other......................................            888        365        390
  Change in operating assets and
    liabilities, net of effects from
    purchase of businesses:
      Decrease (increase) in accounts
        receivable...............................            887      4,330    (11,481)
      Decrease (increase) in inventories.........          3,432     (6,177)    (4,232)
      Decrease (increase) in prepaid
        expenses and other assets................         (4,381)    (3,170)    (1,069)
      Increase (decrease) in accounts
        payable, accrued expenses and
        other long-term liabilities..............         (5,086)     5,779      2,462
      Increase (decrease) in income
        taxes payable............................           -          -          (698)
                                                        --------   --------   --------
Net cash provided by operating activities........         16,115     47,208     14,359
                                                        --------   --------   --------
Cash flows from investing activities:
  Payment for purchase of businesses,
    net of cash acquired.........................        (53,828)   (14,580)      (566)
  Capital expenditures...........................         (6,133)   (13,292)    (7,226)
  Proceeds from sale of property,
    plant and equipment..........................           -           168      1,686
  Purchase of marketable securities..............         (5,938)   (30,767)   (11,430)
  Proceeds from sale of marketable securities....         18,013     30,121        193
                                                        --------   --------   --------
Net cash used in investing activities............        (47,886)   (28,350)   (17,343)
                                                        --------   --------   --------
Cash flows from financing activities:
  Proceeds from issuance of
    common share in public offering..............           -          -        69,000
  Costs in connection with
    public offering..............................           -          -          (500)
  Borrowings under debt agreements...............             89        635      6,474
  Debt repayments................................         (1,801)    (3,919)   (23,182)
  Purchase of treasury stock.....................           -          -        (1,990)
  Proceeds from the exercise of stock
    options and warrants.........................          1,737      3,800      5,170
  Amounts paid for withholding taxes on
    stock option exercises.......................         (1,542)   (22,193)   (11,169)
  Withholding taxes collected for stock
    option exercises.............................          1,542     17,983     11,166
                                                        --------   --------   --------
Net cash provided by (used in) financing
  activities.....................................             25     (3,694)    54,969
                                                        --------   --------   --------
Effect of exchange rate changes
  on cash and cash equivalents...................            409       -           -
                                                        --------   --------   --------
Net increase (decrease) in cash and
  cash equivalents...............................        (31,337)    15,164     51,985
Cash and cash equivalents at beginning of year...         69,896     54,732      2,747
                                                        --------   --------   --------
Cash and cash equivalents at end of year.........       $ 38,559   $ 69,896   $ 54,732
                                                        ========   ========   ========


                 See notes to consolidated financial statements.

                     AEROFLEX INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. Summary of Significant Accounting Principles and Policies

    Principles of Consolidation
    The accompanying consolidated financial statements include the accounts of Aeroflex Incorporated and its subsidiaries (the "Company"), all of which are wholly-owned as of June 30, 2002. All intercompany balances and transactions have been eliminated.

    Use of Estimates
    The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires that management of the Company make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities. Among the more significant estimates included in the consolidated financial statements are the estimated costs to complete contracts in process and the recoverability of long-lived and intangible assets. Actual results could differ from those estimates.

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

    Financial Instruments
    The fair values of all on-balance sheet financial instruments, other than long-term debt (see Note 8), approximate book values because of the short maturity of these instruments. Amounts received or paid under interest rate swap agreements are accounted for as adjustments to interest expense.

    Revenue Recognition
    The Company's revenue is generally recognized based upon shipments. Revenues associated with certain long-term contracts are recognized under the units-of-delivery method which includes shipments and progress billings, in accordance with Statement of Position No. 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." The Company records costs on its long-term contracts using percentage-of-completion accounting. Under percentage-of-completion accounting, costs are recognized on revenues in the same relation that total estimated manufacturing costs bear to total contract value. Estimated costs at completion are based upon engineering and production estimates. Provisions for estimated losses or revisions in estimated profits on contracts-in-process are recorded in the period in which such losses or revisions are first determined.

    Effective July 1, 2000, the Company adopted the SEC's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") and the Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs" ("EITF 00-10"). SAB 101 provides guidance related to revenue recognition. EITF 00-10 requires companies to recognize revenue for amounts billed to customers for shipping and handling charges. The adoption of these two pronouncements did not have a material impact on the Company's consolidated financial statements.

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

    Intangible Assets
    Intangible assets are recorded at cost less accumulated amortization and are being amortized on a straight-line basis over periods ranging from 6 to 16 years. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company periodically, and whenever events or changes in circumstances indicate that the carrying value of its intangible assets may be impaired, evaluates the recoverability of such assets by estimating the future cash flows. If the sum of the undiscounted cash flows expected to result from the use of the asset, and its eventual disposition, is less than the carrying amount of the asset, the Company will recognize an impairment loss to the extent of the excess of the carrying amount of the asset over the discounted cash flow.

    In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 121.

    The Company has adopted the provisions of SFAS No. 141 and SFAS No. 142 as of July 1, 2001. The Company has evaluated its intangible assets and goodwill that were acquired in prior purchase business combinations and has reclassified $3.0 million net carrying value of intangible assets to goodwill in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. In connection with this reclassification, the Company has reduced goodwill for the amount of deferred taxes previously recorded on the reclassified intangible assets that are no longer required. The Company also reassessed the useful lives and residual values of all intangible assets acquired, and determined that no adjustment to these estimates was necessary.

    The Company has tested goodwill for impairment in accordance with the provisions of SFAS No. 142 as of July 1, 2001. Based on its evaluation, the Company was not required to recognize any impairment losses as of July 1, 2001.

    Earnings Per Share
    In accordance with SFAS No. 128 "Earnings Per Share," net income per common share ("Basic EPS") is computed by dividing net income by the weighted average common shares outstanding. Net income per common share assuming dilution ("Diluted EPS") is computed by dividing net income by the weighted average common shares outstanding plus potential dilution from the exercise of stock options and warrants. The effect of options in a loss period would be anti-dilutive, therefore Basic EPS and Diluted EPS are the same in a loss period.

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

    Foreign Currency Translations
    The financial statements of the Company's foreign subsidiaries are measured in the local currency and then translated into U.S. dollars using the current rate method. Under the current rate method, assets and liabilities are translated using the exchange rate at the balance sheet date. Revenues and expenses are translated at average rates prevailing throughout the year. Gains and losses resulting from the translation of financial statements of the foreign susidiaries are accumulated in other comprehensive income (loss) and presented as part of stockholders' equity. Exchange gains or losses from the settlement of foreign currency transactions are reflected in the consolidated statement of operations.

    Comprehensive Income
    Comprehensive income consists of net income and equity adjustments relating to foreign currency translation, fair value of derivatives, minimum pension liability and available-for-sale securities and is presented in the Consolidated Statements of Stockholders' Equity and Comprehensive Income.

    Accounting for Derivative Instruments and Hedging Activities
    Effective July 1, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. This statement requires companies to record derivatives on the balance sheet as assets or liabilities at their fair value. For derivatives that are deemed effective under SFAS No. 133, changes in the value of such derivatives are recorded as components of other comprehensive income. For derivatives that are deemed ineffective, the changes are recorded as gains or losses in other income or expense. The impact of this statement did not have a material effect on the Company's consolidated financial statements. The cumulative effect of the adoption of this accounting policy was a $132,000, net of tax, credit in the quarter ended September 30, 2000 which represented the net of tax fair value of certain interest rate swap agreements at July 1, 2000.

    Reclassifications
    Reclassifications have been made to the 2000 and 2001 consolidated financial statements to conform to the 2002 presentation.

    Recent Accounting Pronouncements
    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted SFAS No. 144 effective July 1, 2002. The adoption did not have a material impact on the consolidated financial statements.

    In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective January 1, 2003. SFAS No. 146 provides that an exit cost liability should not always be recorded at the date of an entity's commitment to an exit plan, but instead should be recorded when the obligation is incurred. An entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Management does not expect such adoption to have a material impact on its consolidated financial statements.

2.  Acquisition of Businesses and Intangible Assets

    IFR Systems
    On May 20, 2002, the Company acquired 75.1% of the outstanding stock of IFR Systems, Inc. ("IFR"). Effective June 19, 2002, IFR was merged into a wholly-owned subsidiary of the Company, with IFR as the surviving wholly-owned subsidiary. The Company paid $61.7 million from its available cash and marketable securities, including $48.8 million which was advanced to IFR to satisfy IFR's bank indebtedness. IFR designs and manufactures advanced test solutions for communications, avionics and general test and measurement applications. As a result of the acquisition, the Company has broadened its Test Solutions Segment product portfolio and its international sales network.

    The Company evaluated the acquired tangible and identifiable intangible assets to serve as a basis for allocation of the purchase price. The Company allocated the purchase price, including acquisition costs of approximately $1.8 million, based on the estimated fair value of the assets acquired and liabilities assumed, as follows:


                                                                   (In thousands)
                                                                   --------------
         Current assets (excluding cash of $8.0 million)....         $ 44,046
         Property, plant and equipment......................           20,242
         Developed technology...............................            8,230
         Goodwill...........................................            2,881
         In-process research and development................            1,100
         Other..............................................               62
                                                                     ---------
           Total assets acquired............................           76,561
                                                                     ---------
         Current liabilities................................          (20,037)
         Long-term debt.....................................           (2,814)
                                                                     ---------
           Total liabilities assumed........................          (22,851)
                                                                     ---------
           Net assets acquired..............................         $ 53,710
                                                                     =========

    The developed technology is being amortized on a straight-line basis over 6 years. The goodwill is not deductible for tax purposes. At the acquisition date, the acquired in-process research and development was not considered to have reached technological feasibility and had no alternative future uses. Therefore, in accordance with accounting principles generally accepted in the United States of America, the value of such has been expensed in the quarter ended June 30, 2002 in operating costs. At the acquisition date, IFR was conducting design, development, engineering and testing activities associated with the completion of new technologies for its radio test set product line.

    Summarized below are the unaudited pro forma results of operations of the Company as if IFR had been acquired at the beginning of the fiscal periods presented. The $1.1 million write-off has been included in the June 30, 2002 pro forma loss but not the June 30, 2001 pro forma income in order to provide comparability to the respective historical periods.


                                                             Pro Forma
                                                            Years Ended
                                                              June 30,
                                                    ----------------------------
                                                          2002          2001
                                                     ----------------------------
                                                 (In thousands, except per share data)
         Net sales.........................             $297,507      $371,643
         Income (loss) before cumulative
           effect of a change in
           accounting......................              (22,111)       24,855
         Income (loss) before cumulative
           effect of a change in
           accounting per share:
             Basic.........................               $(.37)          $.43
             Diluted.......................               $(.37)          $.41

    The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of the periods presented or of future operating results of the combined companies.

    TriLink
    Effective March 23, 2001, the Company acquired all of the outstanding stock of TriLink Communications Corp. ("TriLink") for 1.1 million shares of the Company's common stock. TriLink designs, develops, manufactures and markets fiber optic components for the communications industry, including Lithium Niobate modulators and optical switches.

    The Company evaluated the acquired tangible and identifiable intangible assets to serve as a basis for allocation of the purchase price. The Company allocated the purchase price, including acquisition costs of approximately $300,000, as follows:


                                                       (In thousands)
              Net tangible assets ...............        $  1,171
              Existing technology ...............           6,000
              Deferred income taxes on identifiable
                intangible assets ...............          (2,400)
              Goodwill ..........................           5,926
              In-process research and development           1,000
                                                         --------
                                                         $ 11,697
                                                         ========

    The existing technology was being amortized on a straight-line basis over 6 years. As of June 30, 2002, the acquired intangibles were considered to have been impaired due to the continued slowdown in the fiber optic market and the net book value of the existing technology ($4.8 million) and the goodwill ($5.7 million) was written off (see Note 3). At the acquisition date, the acquired in-process research and development was not considered to have reached technological feasibility and, in accordance with accounting principles generally accepted in the United States of America, the value of such was expensed in the quarter ended March 31, 2001. At the acquisition date, TriLink was conducting design, development, engineering and testing activities associated with the completion of its 10 GB modulator.

    Summarized below are the unaudited pro forma results of operations of the Company as if TriLink had been acquired at the beginning of the fiscal periods presented. The $1.0 million write-off has been included in the June 30, 2001 pro forma income but not the June 30, 2000 pro forma income in order to provide comparability to the respective historical periods.


                                                      Pro Forma
                                                     Years Ended
                                                       June 30,
                                                 -------------------
                                                 2001          2000
                                                 ----          ----
                                      (In thousands, except per share amounts)

Net sales ...................................   $233,168      $188,790
Income before cumulative effect of a change
  in accounting .............................     19,870        12,721

Income before cumulative effect of a change
  in accounting per share:
    Basic ...................................       $.34           $.26
    Diluted .................................        .32            .24

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

    The Company evaluated the acquired tangible and identifiable intangible assets to serve as a basis for allocation of the purchase price. The Company allocated the purchase price, including acquisition costs of approximately $100,000, as follows:


                                                    (In thousands)
         Net tangible assets.....................      $ 6,990
         Existing technology.....................        2,970
         Goodwill................................        2,640
         In-process research and development.....        1,500
                                                       -------
                                                       $14,100
                                                       =======

    The existing technology is being amortized on a straight-line basis over 7 years. At the acquisition date, the acquired in-process research and development was not considered to have reached technological feasibility and, in accordance with accounting principles generally accepted in the United States of America, the value of such was expensed in the quarter ended December 31, 2000. At the acquisition date, RDL was conducting design, development, engineering and testing activities associated with the completion of its defense and commercial product lines representing next-generation technologies.

    Summarized below are the unaudited pro forma results of operations of the Company as if RDL had been acquired at the beginning of the fiscal periods presented. The $1.5 million write-off has been included in the June 30, 2001 pro forma income but not the June 30, 2000 pro forma income in order to provide comparability to the respective historical periods.


                                                       Pro Forma
                                                      Years Ended
                                                        June 30,
                                                -------------------------
                                                2001                2000
                                                ----                ----
                                         (In thousands, except per share amounts)

         Net sales....................         $237,690             $204,586
         Income before cumulative
           effect of a change in
           accounting.................           20,799               13,163

         Income before cumulative
           effect of a change in
           accounting per share:
             Basic....................          $.36                  $.27
             Diluted..................           .34                   .26


    The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of the periods presented or of future operating results of the combined companies.

    Altair
    On October 16, 2000, the Company issued 550,000 shares(after adjustment for the 2-for-1 stock split effective in November 2000) of its common stock for all the outstanding common stock of Altair Aerospace Corporation ("Altair"). Altair designs and develops advanced object-oriented control systems software based upon a proprietary software engine. This business combination has been accounted for as a pooling-of-interests and, accordingly, for all periods prior to the business combination, the Company's historical consolidated financial statements have been restated to include the accounts and results of operations of Altair. Altair's net sales were approximately $2.8 million and its net loss was $21,000 for the year ended June 30, 2000.

    For periods preceding the combination, there were no intercompany transactions which required elimination from the combined consolidated results of operations and there were no adjustments necessary to conform the accounting practices of the two companies.

    Amplicomm
    Effective September 7, 2000, Aeroflex Amplicomm, Inc. ("Amplicomm") was formed as a wholly-owned subsidiary of the Company. On September 20, 2000, Amplicomm acquired certain equipment and intellectual property from a third party for approximately $300,000, entered into employment agreements with this third party's former owners and issued 25% of the stock of Amplicomm to them. Effective June 21, 2002, the Company re-acquired the 25% interest for an aggregate $50,000. Amplicomm designs and develops fiber optic amplifiers and modulator drivers used by manufacturers of advanced fiber optic systems. On a pro forma basis, had the Amplicomm acquisition taken place as of the beginning of the periods presented, results of operations for those periods would not have been materially affected.

    The acquisitions (except for Altair, as discussed above) have been accounted for as purchases and, accordingly, the acquired assets and liabilities assumed have been recorded at their estimated fair values at the respective dates of acquisition. The operating results of each acquired company are included in the consolidated statements of operations from the respective acquisition dates. Further, with respect to Altair, the Company's historical consolidated financial statements have been restated for all periods prior to the business combination.

    Intangibles with Definite Lives
    The components of amortizable intangible assets are as follows:


                                             As of June 30, 2002
                                       -------------------------------
                                       Gross Carrying    Accumulated
                                           Amount        Amortization
                                       --------------   --------------
                                              (In thousands)

      Existing technology......           $23,489           $6,341
      Tradenames...............             1,000              333
                                          --------          ------
          Total................           $24,489           $6,674
                                          ========          ======


    The aggregate amortization expense for the amortized intangible assets was $2.8 million for the year ended June 30, 2002.

    As a result of the continued slowdown in the fiber optics market, the Company has evaluated, as of June 30, 2002, the recoverability of certain of its intangibles for existing technology. Based on an evaluation of the future cash flows anticipated to be generated by these assets, the Company has recorded a $5.0 million charge to selling, general and administrative costs for the impairment of intangibles in its microelectronic solutions segment.

    The estimated aggregate amortization expense for each fiscal year is as follows:


                                                       (In thousands)
                           2003....................        $3,006
                           2004....................         3,006
                           2005....................         2,996
                           2006....................         2,953
                           2007....................         2,953

    Goodwill
    The carrying amount of goodwill is as follows:


                      Balance                  SFAS 141                        Balance
                       as of     SFAS 141      Adjust-              Impair-     as of
                      July 1,   Adjustment      ment     Acquired     ment     June 30,
                       2001      (Note a)     (Note b)   (Note c)   (Note d)     2002
                    ----------  ----------   ---------  ---------- ---------- ----------
                                                        (In thousands)
Microelectronic
  Solutions
  Segment......      $ 9,268    $2,913       $(1,116)     $ -       $(5,698)    $ 5,367
Test Solutions
  Segment......       10,949       126           -         2,948       -         14,023
Isolator Products
  Segment......          789      -              -          -          -            789
                     -------    ------       -------      ------    -------     -------
      Total......    $21,006    $3,039       $(1,116)     $2,948    $(5,698)    $20,179
                     =======    ======       =======      ======    =======     =======


Note a - Reclassification from intangible assets in accordance with SFAS
         No. 141.

Note b - Reversal of deferred taxes payable, previously recorded, for reclassified intangible assets.

Note c - Goodwill recorded during the period as a result of the acquisition of IFR and contingent payments pursuant to purchase agreements.

Note d - As a result of the continued slowdown in the fiber optics market, the Company has evaluated the fair value of certain of its goodwill as of June 30, 2002. Based on an evaluation of the future cash flows anticipated to be generated by its microelectronic fiber optic businesses, the Company has recorded a $5.7 million charge to selling, general and administrative costs for the impairment of goodwill.

    Goodwill (including intangible assets reclassified to goodwill in accordance with SFAS No. 141) amortization for the years ended June 30, 2001 and 2000 was $1.6 million and $1.0 million, respectively, and generated a tax benefit of $248,000 and $142,000, respectively. The following table shows the results of operations as if SFAS No. 141 was applied to prior periods:


                                                                       For the years
                                                                       ended June 30,
                                                            -----------------------------------
                                                              2001                      2000
                                                             ------                     ------
                                                          (In thousands, except per share amounts)

      Net income, as reported...............                $21,354                     $14,379
      Add Back: Goodwill amortization, net
        of tax............                                    1,320                         886
                                                            -------                     -------
      Adjusted net income...................                $22,674                     $15,265
                                                            =======                     =======


      Income per share - Basic
        Net income, as reported.............                $  .37                      $  .30
        Goodwill amortization, net of tax...                   .02                         .02
                                                            -------                     -------
        Adjusted net income.................                $  .39                      $  .32
                                                            =======                     =======

      Income per share - Diluted
        Net income, as reported.............                $  .35                      $  .28
        Goodwill amortization, net of tax...                   .02                         .02
                                                            -------                     -------
        Adjusted net income.................                $  .37                      $  .30
                                                            =======                     =======


3.  Restructuring Charges

    In February and June 2002, the Company initiated strategic plans to consolidate four of its manufacturing operations to take advantage of excess manufacturing capacity in certain of its facilities and reduce operating costs. The Company recorded charges to eliminate excess equipment capacity, primarily in its microelectronics segment, and for the impairments to goodwill and other intangibles related to its microelectronic fiber optic acquisitions. The last of these consolidations is expected to be completed by March 2003. In connection with this restructuring, the Company has recorded a charge of $20.1 million in the fiscal year ended June 30, 2002 or $14.9 million, net of tax ($.25 per share). The restructuring charge is allocated $900,000 to cost of sales and $19.2 million to selling, general and administrative expenses, which includes $10.7 million of charges for the impairment of goodwill and other intangibles. In addition, there are anticipated charges of approximately $165,000 directly related to the restructuring plan which could not be accrued in fiscal 2002, but will be expensed as incurred in accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" ("EITF 94-3").

    Inventory
    The $900,000 charge to write off inventory consists of two components- $750,000 of inventory at the Company's Texas thin-film manufacturing facility that is not compatible with the manufacturing platform at the New York facility and $150,000 of fiber optic inventory that is not viable for the current plans of the microelectronics business. These charges were classified as components of cost of sales in accordance with EITF No. 96-9, "Classification of Inventory Markdowns and Other Costs Associated with a Restructuring."

    Impairment of Intangibles
    Due to the slowdown in the fiber optics market, the Company recorded charges totaling $10.7 million for the impairment of goodwill and other acquisition related intangibles. These non-cash charges were recognized in accordance with SFAS No. 142 and SFAS No. 121.

    Workforce Reduction
    During fiscal 2002, workforce reductions of approximately 150 employees resulted in a charge of $2.6 million. This charge includes severance pay, retention bonuses and fringe benefits for the remaining workforces at the facilities being consolidated under the restructuring plans. Approximately $70,000 of post-production payroll costs, related solely to closing the facilities, has not been accrued, but will be expensed as incurred, as such costs did not meet the criteria for accrual of EITF No. 94-3.

    Plant Shutdown
    During fiscal 2002, the Company recognized a charge of $5.9 million for plant shutdown charges. This charge includes $4.1 million for the write-off of excess equipment and leasehold improvements, $1.2 million for buyouts of certain equipment and facility leases and $652,000 relating to facility closing and clean-up. Approximately $95,000 of additional costs are expected to be incurred and expensed in fiscal 2003 related to post-production operating costs.

    The $4.1 million of asset impairment charges were recognized for property, plant and equipment associated with the consolidation of manufacturing facilities. This non-cash charge was recognized in accordance with SFAS No. 121.

      The following table sets forth the charges and payments related to the restructuring reserve for the year ended June 30, 2002:

                                                                         Balance
                                            Year Ended                   June 30,
                                           June 30, 2002                   2002
                              -------------------------------------    ------------
                              Restructuring    Non-Cash      Cash      Restructuring
                                 Charge         Items      Payments       Reserve
                              -------------    --------    --------    -------------
                                                 (In thousands)
Inventory write-off.........    $   900        $  (900)    $  -           $  -
                                -------       --------     -------         ------

  Cost of sales.............        900           (900)       -              -
                                -------       --------     -------         ------

Impairment of
  intangibles and goodwill..     10,666        (10,666)       -              -

Workforce reduction.........      2,564           -         (1,005)         1,559

Fixed asset write-off.......      4,073         (4,073)       -              -

Lease payments..............      1,221           -           (241)           980

Plant Shutdown..............        652           -           (491)           161
                                -------       --------     -------         ------

  Operating costs...........     19,176        (14,739)     (1,737)         2,700
                                -------       --------     -------         ------
    Total...................    $20,076       $(15,639)    $(1,737)        $2,700
                                =======       ========     =======         ======

      This restructuring charge, along with the additional post-production operating costs of approximately $165,000 that will be expensed subsequent to June 30, 2002, is estimated to be $20.2 million in total.

4.    Marketable Securities

      All of the Company's marketable securities are deemed by management to be available-for-sale and are reported at fair value with net unrealized gains or losses reported within stockholders' equity. Realized gains and losses are recorded based on the specific identification method. For fiscal years 2002, 2001 and 2000, gross realized gains (losses) were ($69,000), $0 and $193,000, respectively. The carrying amount of the Company's investments is shown in the table below:

                                                          June 30,
                                                     ------------------
                                                      2002       2001
                                                     -------   --------
                                                       (In thousands)
             Amortized cost..................        $   -      $12,075
             Gross unrealized gains..........            -            6
             Gross unrealized losses.........            -          (69)
                                                     -------    -------
             Estimated fair value............        $   -      $12,012
                                                     =======    =======

      The marketable securities at June 30, 2001 were virtually all U.S. government agency debt securities with scheduled maturities within one year.

5.    Inventories

      Inventories consist of the following:

                                                   June 30,
                                          -------------------------
                                            2002             2001
                                          --------         --------
                                               (In thousands)
             Raw materials.........        $34,765           $28,999
             Work-in-process.......         21,939            13,071
             Finished goods........         15,400             6,353
                                           --------          -------
                                           $72,104           $48,423
                                           ========          =======

      Inventories include contracts-in-process of $15.0 million and $15.3 million at June 30, 2002 and 2001, respectively, which consist substantially of unbilled material, labor and overhead costs that are or were expected to be billed during the succeeding fiscal year.

6.    Property, Plant and Equipment

      Property, plant and equipment consists of the following:


                                                    June 30,             Estimated
                                        -----------------------------   Useful Life
                                             2002            2001         In Years
                                        -------------   -------------   -----------
                                                (In thousands)
         Land.........................     $  9,724       $  5,024
         Building and leasehold
          improvements................       39,917         37,266        2 to 40
         Machinery, equipment, tools
          and dies....................       57,169         48,087        3 to 10
         Furniture and fixtures.......       10,317          9,536        5 to 10
         Assets recorded under
          capital leases..............        6,551          6,711        5 to 10
                                           --------       --------
                                            123,678        106,624
         Less accumulated depreciation
          and amortization............       49,426         44,487
                                           --------       --------
                                           $ 74,252       $ 62,137
                                           ========       ========

      Repairs and maintenance expense on property, plant and equipment was $1.6 million, $2.6 million and $2.5 million for the years ended June 30, 2002, 2001 and 2000, respectively.

7.    Accrued Expenses and Other Current Liabilities

      Accrued expenses and other current liabilities include accrued salaries, wages and other compensation of $7.2 million and $7.4 million at June 30, 2002 and 2001, respectively.

8.    Long-Term Debt and Credit Arrangements

      Long-term debt consists of the following:

                                                     June 30,
                                             -------------------------
                                              2002              2001
                                             ------            ------
                                                  (In thousands)
           Revolving credit, term loan
            and mortgage agreement (a)...     $ 3,409          $ 3,724
           Building mortgage (b).........       3,565            3,765
           Capitalized equipment lease
            obligations (c)..............       4,210            5,152
           Capitalized building lease
            obligations (d)..............       2,975              -
           Other.........................         650              692
                                              -------          -------
                                               14,809           13,333
           Less current maturities.......       2,171            1,905
                                              -------          -------
                                              $12,638          $11,428
                                              =======          =======

      Aggregate long-term debt as of June 30, 2002 matures in each fiscal year as follows:

                                       (In thousands)
                      2003...............  $ 2,171
                      2004...............    2,079
                      2005...............    2,144
                      2006...............    1,453
                      2007...............      815
                      Thereafter.........    6,147
                                           -------
                                           $14,809
                                           =======

      Interest paid was $1.1 million, $1.4 million and $2.5 million during the years ended June 30, 2002, 2001 and 2000, respectively.

      (a) As of February 25, 1999, the Company replaced a previous agreement with a revised revolving credit, term loan and mortgage agreement with two banks which is secured by substantially all of the Company's assets not otherwise encumbered. The agreement provided for a revolving credit line of $23.0 million, a term loan of $20.0 million and a mortgage on the Company's Plainview property for $4.5 million. The revolving credit loan facility expires in December 2002. The term loan was fully paid with the proceeds from the Company's sale of its Common Stock in May 2000. The interest rate on borrowings under this agreement is at various rates depending upon certain financial ratios, with the current rate substantially equivalent to prime (approximately 4.75% at June 30, 2002) on the revolving credit borrowings. The Company paid a facility fee of $100,000 and is required to pay a commitment fee of .25% per annum of the average unused portion of the credit line. The mortgage is payable in monthly installments of approximately $26,000 through March 2008 and a balloon payment of $1.6 million in April 2008. The Company has entered into an interest rate swap agreement for the outstanding amount under the mortgage agreement at approximately 7.6% in order to reduce the interest rate risk associated with these borrowings. The fair market value of the interest rate swap agreement was $229,000 as of June 30, 2002 in favor of the banks.

      The terms of the agreement require compliance with certain covenants including minimum consolidated tangible net worth and pretax earnings, maintenance of certain financial ratios, limitations on capital expenditures and indebtedness and prohibition of the payment of cash dividends. As of June 30, 2002, the Company was not in compliance with certain of the financial covenants. The banks have waived such non-compliance as of June 30, 2002. In connection with the purchase of certain materials for use in manufacturing, the Company has a letter of credit of $2.0 million. At June 30, 2002, the Company's available unused line of credit was $20.6 million after consideration of this and other letters of credit.

      (b) In December 1998, the Company financed the acquisition and renovation of the land and building of its Pearl River, NY facility and received proceeds amounting to $4.2 million. This debt requires a balloon payment of $3.6 million in 2019.

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

      (d) In connection with the acquisition of IFR, the Company assumed a capital lease obligation for $3.0 million on IFR's Wichita, KS facility and certain equipment. The obligation requires quarterly payments through 2012 and bears interest at approximately 6.3%.

9.    Stockholders' Equity

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

      Stock Options and Warrants
      Under the Company's stock option plans, options may be granted to purchase shares of the Company's Common Stock exercisable at prices generally equal to the fair market value on the date of grant. During 1990, the Company's shareholders approved the Non-Qualified Stock Option Plan (the "NQSOP"). In December 1993, the Board of Directors adopted the Outside Director Stock Option Plan (the "Directors' Plan") which provides for options to non-employee directors, which become exercisable in three installments and expire ten years from the date of grant. The Directors' Plan, as amended, covers 1.3 million shares of the Company's Common Stock. In November 1994, the shareholders approved the Directors' Plan and the 1994 Non-Qualified Stock Option Plan (the "1994 Plan"). In November 1996, the shareholders approved the 1996 Stock Option Plan (the "1996 Plan"). In April 1998, the Board of Directors adopted the 1998 Stock Option Plan (the "1998 Plan"). In January 2000, the shareholders approved the 1999 Stock Option Plan (the "1999 Plan"). In March 2000, the Board of Directors adopted the 2000 Stock Option Plan (the "2000 Plan"). In November 2000, the shareholders approved the Key Employee Stock Option Plan (the "Key Employee Plan"). In June 2002, the Board of Directors adopted the 2002 Stock Option Plan (the "2002 Plan"). The NQSOP, the 1994 Plan, the 1996 Plan, the 1998 Plan, the 1999 Plan, the 2000 Plan, the Key Employee Plan and the 2002 Plan provide for options which become exercisable in one or more installments and each covers 3.8 million shares of the Company's Common Stock except for the 1999 Plan which covers 2.3 million shares, the 2000 Plan which covers 6.2 million shares, the Key Employee Plan which covers 4.0 million shares and the 2002 Plan which covers 1.5 million shares. Options under the NQSOP and the 1994 Plan expire five years from the date of grant. Options under the 1996 Plan, the 1998 Plan, the 1999 Plan, the 2000 Plan, the Key Employee Plan and the 2002 Plan shall expire not later than ten years from the date of grant.

      The Company has also issued to employees, who are not executive officers, options to purchase 1.4 million shares of Common Stock which were not covered by one of the above plans.

      Additional information with respect to the Company's stock options is as follows:

                                           Weighted       Shares
                                            Average        Under
                                           Exercise     Outstanding
                                            Prices        Options
                                           --------     -----------
                                                (In thousands)
                 Balance, July 1, 1999     $ 3.32          8,960
                   Granted........          14.01          4,395
                   Forfeited......           4.82            (56)
                   Exercised......           2.23         (3,733)
                                                          ------

                 Balance, June 30, 2000      8.65          9,566
                   Granted........          21.22          7,128
                   Forfeited......           9.22           (148)
                   Exercised......           4.02         (2,702)
                                                          ------

                 Balance, June 30, 2001     16.02         13,844
                   Granted........           9.44          2,896
                   Forfeited......          14.83            (28)
                   Exercised......           5.39           (337)
                                                          ------

                 Balance, June 30, 2002     15.08         16,375
                                                          ======


      The Company's stock option plans allow employees to use shares received from the exercise of the option to satisfy the tax withholding requirements. During fiscal years 2002, 2001 and 2000, payroll tax on stock option exercises were withheld from employees in shares of the Company's Common Stock amounting to $0, $4.2 million and $0, respectively.

      Options to purchase 8.5 million, 4.4 million and 3.3 million shares were exercisable at weighted average exercise prices of $14.26, $10.21 and $6.80 per share as of June 30, 2002, 2001 and 2000, respectively.

      The options outstanding as of June 30, 2002 are summarized in ranges as follows:



                                             Options Outstanding
                                ------------------------------------------------
                                Weighted                              Weighted
            Range of            Average                               Average
            Exercise            Exercise         Options              Remaining
             Prices             Price            Outstanding          Life
          -----------           --------         -----------           ---------
                                                (In thousands)
     $ 1.67-$ 2.50               $ 1.88               277              4.6 years
     $ 3.28-$ 4.65                 4.13             1,639              5.9
     $ 5.38-$ 8.10                 6.86             3,379              7.7
     $ 9.05-$13.56                12.10             3,285              8.9
     $15.34-$22.53                17.88             4,667              8.2
     $26.00-$34.41                29.82             3,128              6.4
                                                   ------
                                                   16,375
                                                   ======



                     Options Exercisable
                    ----------------------
                    Weighted
        Range of    Average
        Exercise    Exercise    Options
        Prices        Price    Exercisable
      -----------   --------   -----------
                             (In thousands)
     $ 1.67-$ 2.50   $ 1.88         277
     $ 3.28-$ 4.65     4.14       1,483
     $ 5.38-$ 8.10     6.35       1,478
     $ 9.05-$13.56    13.14       1,266
     $15.34-$22.53    18.11       2,620
     $26.00-$34.41    29.87       1,376
                                  -----
                                  8,500
                                  =====

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

      The per share weighted average fair value of stock options granted during fiscal 2002, 2001 and 2000 was $7.64, $18.68 and $10.60, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions: 2002 - expected dividend yield of 0%, risk free interest rate of 4.9%, expected stock volatility of 122%, and an expected option life of 4.8 years; 2001 - expected dividend yield of 0%, risk free interest rate of 5.6%, expected stock volatility of 137%, and an expected option life of 5.1 years; 2000 - expected dividend yield of 0%, risk free interest rate of 6.0%, expected stock volatility of 94%, and an expected option life of 5.3 years. The pro forma compensation cost before income taxes was $66.0 million, $66.3 million and $14.0 million for the years ended June 30, 2002, 2001 and 2000, respectively, based on the aforementioned fair value at the grant date only for options granted after fiscal year 1995. The Company's net income (loss) and net income (loss) per share using this pro forma compensation cost would have been:

                                        Years Ended June 30,
                               ---------------------------------------
                               (in thousands, except per share amounts)

                                                 2002
                                    ---------------------------
                                    As Reported       Pro Forma
                                    -----------       ---------
     Net loss................         $(10,781)        $(54,358)

     Net loss per share
              Basic.............      $  (0.18)        $  (0.91)
              Diluted...........           *               *



                                                 2001
                                    ---------------------------
                                    As Reported       Pro Forma
                                    -----------       ---------

     Net income (loss) before
       cumulative effect of
       a change in
       accounting.............        $ 21,222         $(22,513)

     Net income (loss) before
       cumulative effect of
       a change in
       accounting per share
                 Basic............    $   0.37         $  (0.39)
                 Diluted..........        0.35              *

                                                 2000
                                    ---------------------------
                                    As Reported       Pro Forma
                                    -----------       ---------
     Net income...............        $ 14,379         $  5,284

     Net income per share
                 Basic............    $   0.30         $   0.11
                 Diluted..........        0.28             0.11

      * As a result of the loss, all options are anti-dilutive.

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

    Net Income (Loss) Per Share
    A reconciliation of the numerators and denominators of the Basic EPS and Diluted EPS calculations is as follows:

                                                        Years Ended June 30,
                                               ------------------------------------
                                                   2002        2001        2000
                                                  ------      ------      ------
                                              (In thousands, except per share amounts)

       Computation of Adjusted Net Income (Loss):
       Income (loss) before cumulative
         effect of a change in
         accounting.....................       $(10,781)   $ 21,222   $ 14,379
       Cumulative effect of a
         change in accounting, net
         of tax.........................           -            132       -
                                               --------    --------   --------
       Net income (loss)................       $(10,781)   $ 21,354   $ 14,379
                                               ========    ========   ========
       Computation of Adjusted
         Weighted Average Shares
         Outstanding:
       Weighted average shares
         outstanding....................         59,973      58,124     48,189
       Add: Effect of dilutive
         options and warrants
         outstanding(1).................           -          2,917      3,285
                                               --------    --------   --------
       Weighted average shares and
         common share equivalents used
         for computation of diluted
         earnings per common share......         59,973      61,041     51,474
                                               ========    ========   ========
       Income (Loss) Per Share - Basic:
         Income (loss) before cumulative
           effect.......................        $(0.18)     $0.37      $0.30
         Cumulative effect of a change
           in accounting................          -           -          -
                                                ------      -----      -----
         Net income (loss)..............        $(0.18)     $0.37      $0.30
                                                ======      =====      =====
       Income (Loss) Per Share - Diluted(1):
         Income (loss) before cumulative
           effect.......................        $(0.18)     $0.35      $0.28
         Cumulative effect of a change
           in accounting................          -           -          -
                                                ------      -----      -----
         Net income (loss)..............        $(0.18)     $0.35      $0.28
                                                ======      =====      =====


(1) As a result of the loss for the year ended June 30, 2002, all options are anti-dilutive.

    Options to purchase 16.4 million shares at exercise prices ranging between $1.67 and $34.41 per share were outstanding as of June 30, 2002.

10. Comprehensive Income

    The components of comprehensive income (loss) are as follows:


                                                             Years Ended June 30,
                                                      --------------------------------
                                                        2002         2001         2000
                                                       ------       ------       ------
                                                               (In thousands)

       Net income (loss)..................            $(10,781)    $ 21,354     $ 14,379
       Unrealized gain (loss) on
         interest rate swap
         agreement, net of tax............                (108)         (43)        -
       Unrealized investment
         gain (loss), net of tax..........                  42         (124)          82
       Minimum pension liability
         adjustment, net of tax...........                (330)       -             -
       Foreign currency
         translation adjustment...........               2,431          (69)        -
                                                      ---------    ---------    ---------
       Total comprehensive income (loss)..            $ (8,746)    $ 21,118     $ 14,461
                                                      =========    =========    =========


       Accumulated other comprehensive income (loss) is as follows:


                            Unrealized
                            Gain (Loss)                 Minimum
                            on Interest   Unrealized    Pension       Foreign
                             Rate Swap    Investment   Liability     Currency
                            Agreements    Gain (Loss)  Adjustment   Translation      Total
                           (net of tax)   (net of tax) (net of tax)  Adjustment   (net of tax)
                           ------------   ------------ ------------  ----------   ------------
                                                    (In thousands)
    Balance, July 1, 1999       $   -         $   -        $   -        $    -       $    -
      Annual change.......          -            82            -             -           82
                                ------        -----        -----        ------       ------
    Balance, June 30, 2000          -            82            -             -           82
      Annual change.......        (43)         (124)           -           (69)        (236)
                                -----         -----        -----        ------       ------
    Balance, June 30, 2001        (43)          (42)           -           (69)        (154)
      Annual change.......       (108)           42         (330)        2,431        2,035
                                -----         -----        -----        ------       ------
    Balance, June 30, 2002      $(151)        $   -        $(330)       $2,362       $1,881
                                =====         =====        =====        ======       ======


11. Income Taxes

    The provision (benefit) for income taxes consists of the following:

                                          Years Ended June 30,
                                   ------------------------------------
                                     2002          2001          2000
                                   -------       -------        ------
                                              (In thousands)

       Current:
         Federal...............    $(5,743)      $ 8,412        $4,656
         State and local.......        380           550           458
                                   -------       -------        ------
                                    (5,363)        8,962         5,114
                                   -------       -------        ------
       Deferred:
         Federal...............      2,605         2,559           990
         State and local.......       (192)          (71)           96
                                   -------       -------        ------
                                     2,413         2,488         1,086
                                   -------       -------        ------
                                   $(2,950)      $11,450        $6,200
                                   =======       =======        ======


    The provision for income taxes varies from the amount computed by applying the U.S. Federal income tax rate to income (loss) before income taxes as a result of the following:


                                                    Years Ended June 30,
                                             -----------------------------------
                                                2002         2001         2000
                                              --------     -------       ------
                                                      (In thousands)

       Tax at statutory rate ............     $(4,668)     $11,435       $7,203
       Utilization of capital
        loss carryforward ...............        --           --         (1,017)
       Non-deductible acquired
        in-process research
        and development charge ..........         374          350         --
       Impairment and amortization
        of goodwill .....................       1,937          288          204
       State and local
        income tax ......................        (100)         311          360
       Research and development
        credit ..........................        (400)        (675)        (300)
       Other, net .......................         (93)        (259)        (250)
                                              --------     -------       ------
                                              $(2,950)     $11,450       $6,200
                                              =======      =======       ======


    Deferred tax assets and liabilities consist of:


                                                                 June 30,
                                                         ----------------------
                                                           2002          2001
                                                         --------      --------
                                                           (In thousands)

       Accounts receivable .........................     $    463      $    206
       Inventories .................................        9,093         6,376
       Accrued expenses and other current
         liabilities ...............................        2,703           566
                                                         --------      --------
         Current assets ............................       12,259         7,148
                                                         --------      --------
       Capital lease obligation ....................        1,160         1,574
       Other long-term liabilities .................        1,492         1,811
       Capital loss carryforwards ..................          673           684
       Tax loss carryforwards ......................       10,220        13,133
       Tax credit carryforwards ....................        3,402         5,016
       Less: valuation allowance ...................       (4,319)       (2,953)
                                                         --------      --------
         Non-current assets ........................       12,628        19,265
                                                         --------      --------
       Property, plant and equipment ...............       (4,830)       (4,688)
       Intangibles .................................       (5,321)       (6,039)
                                                         --------      --------
         Long-term liabilities .....................      (10,151)      (10,727)
                                                         --------      --------
         Net non-current assets (liabilities) ......        2,477         8,538
                                                         --------      --------
           Total ...................................     $ 14,736      $ 15,686
                                                         ========      ========


    The Company recorded credits of $1.3 million, $20.8 million and $13.3 million to additional paid-in capital during the years ended June 30, 2002, 2001 and 2000, respectively, in connection with the tax benefit related to compensation deductions on the exercise of stock options and warrants. The deductions in fiscal 2002, 2001 and 2000, have created a net operating loss carryforward for tax purposes which has resulted in an increase in the Company's deferred tax assets. The tax loss carryforwards and tax credit carryforwards expire through 2022.

    In accordance with SFAS No. 109, the Company records a valuation allowance against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has recorded a valuation allowance primarily against state net operating loss carryforwards, capital loss carryforwards and certain other tax credit carryforwards which may expire before they can be utilized. The increase in the valuation allowance in fiscal 2002, was primarily for state net operating loss carryforwards.

    Deferred taxes have not been provided on undistributed earnings of foreign subsidiaries since substantially all of these earnings are expected to be permanently reinvested in foreign operations. Determination of the amount of unrecognized deferred U.S. income tax liabilities and potential foreign tax credits is not practical to calculate because of the complexity of this hypothetical calculation.

    The Company is undergoing routine audits by various taxing authorities of its Federal and state income tax returns covering periods from 1997 to 2001. Management believes that the probable outcome of these various audits should not materially affect the consolidated financial statements of the Company.

    The Company made income tax payments of $1.1 million, $227,000 and $2.0 million and received refunds of $609,000, $2.3 million and $940,000 during the years ended June 30, 2002, 2001 and 2000, respectively.

12. Employment Contracts

    As of June 30, 2002, the Company has employment agreements with certain of its officers for periods through June 30, 2007 with annual remuneration ranging from $228,000 to $381,000, plus cost of living adjustments and, in some cases, additional compensation based upon earnings of the Company. Future aggregate minimum payments under these contracts are $1.3 million per year. Certain of the contracts provide for a three-year consulting period at the expiration of the employment term at two-thirds of salary. In addition, these officers have the option to terminate their employment agreements upon a change in control of the Company, as defined, and receive lump sum payments equal to the salary and bonus, if any, for the remainder of the term.

13. Employee Benefit Plans

    All employees of the Company and certain subsidiaries who are not members of a collective bargaining agreement are eligible to participate in one of three company sponsored 401(k) plans. Each participant has the option to contribute a portion of his or her compensation and receive a discretionary employer matching contribution. Furthermore, employees of certain subsidiaries are eligible to participate in qualified profit sharing plans and receive an allocation of a discretionary share of their respective subsidiary's profits. For fiscal years ended June 30, 2002, 2001 and 2000, these 401(k) and profit sharing plans had an aggregate expense of $2.2 million, $2.3 million and $1.7 million, respectively.

    Effective January 1, 1994, the Company established a Supplemental Executive Retirement Plan (the "SERP") which provides retirement, death and disability benefits to certain of its officers. The SERP expense for the fiscal years ended June 30, 2002, 2001 and 2000 was $885,000, $625,000 and $454,000,
    respectively. The assets of the SERP are held in a Rabbi Trust and amounted to $3.3 million and $2.4 million at June 30, 2002 and 2001, respectively. The accumulated benefit obligation was $4.6 million and $3.0 million at June 30, 2002 and 2001, respectively. The projected benefit obligation was $6.5 million and $4.8 million at June 30, 2002 and 2001, respectively. The intangible asset related to the SERP was $537,000 and $366,000 at June 30, 2002 and 2001, respectively. A discount rate of 7.0% was assumed in the above calculations and a rate of compensation increase of 3.0% was assumed for both of the years ended June 30, 2002 and 2001. No participants are currently receiving benefits.

14. Commitments and Contingencies

    Operating Leases

    Several of the Company's operating facilities and certain machinery and equipment are leased under agreements expiring through 2020. The leases for machinery and equipment generally contain options to purchase at the then fair market value of the related leased assets.

    Future minimum payments under operating leases as of June 30, 2002 are as follows for the fiscal years:


                                                  (In thousands)
                                                  --------------

                   2003 .........................    $ 6,831
                   2004 .........................      5,243
                   2005 .........................      4,027
                   2006 .........................      3,192
                   2007 .........................      2,384
                   Thereafter ...................     13,485
                                                     -------
                   Future minimum lease
                     payments ...................     35,162
                   Sub-lease income .............    (15,541)
                                                     -------
                   Net minimum lease
                       payments .................    $19,621
                                                     =======


    Rental expense was $5.0 million, $3.7 million and $3.0 million during the fiscal years 2002, 2001 and 2000, respectively.

    Legal Matters

    A subsidiary of the Company whose operations were discontinued in 1991, was one of several defendants named in a personal injury action initiated in August 1994 by a group of plaintiffs. The plaintiffs were seeking damages which cumulatively exceeded $500 million. The complaint alleged, among other things, that the plaintiffs suffered injuries from exposure to substances contained in products sold by the subsidiary to one of its customers. In July 2002, the claims were resolved in mediation within the Company's product liability insurance limits.

    The Company is involved in various other routine legal matters. Management believes the outcome of these matters will not have a materially adverse effect on the Company's consolidated financial statements.

15. Business Segments

    The Company's business segments, and major products included in each segment, are as follows:

    Microelectronic Solutions:
    a) Microelectronic Modules
    b) Thin Film Interconnects
    c) Integrated Circuits

    Test Solutions:
    a) Instrument Products
    b) Motion Control Systems

    Isolator Products:
    a) Commercial Spring and Rubber Isolators
    b) Industrial Spring and Rubber Isolators
    c) Military Wire-rope Isolators

    The Company is a manufacturer of advanced technology systems and components for commercial industry, government and defense contractors. Approximately 42%, 29% and 33% of the Company's sales for the fiscal years 2002, 2001 and 2000, respectively, were to agencies of the United States government or to prime defense contractors or subcontractors of the United States government. The only customers which constituted more than 10% of the Company's sales during any year in the period presented were Lockheed Martin which comprised 10.8% of sales in fiscal year 2002, Agere which comprised 10.8% of sales in fiscal year 2001 and Teradyne and Lockheed Martin which comprised 10.9% and 10.3% of sales in fiscal year 2000, respectively. The Company's customers are located primarily in the United States, but export sales accounted for 15.7%, 14.7% and 11.6% of sales in fiscal years 2002, 2001 and 2000, respectively.


                                             Years Ended June 30,
                                       ------------------------------
                                          2002       2001      2000
                                         ------     ------    ------
                                                 (In thousands)
     Business Segment Data:
     Net sales:
       Microelectronic Solutions....   $104,296   $144,901   $110,253
       Test Solutions...............     82,738     68,394     58,744
       Isolator Products............     15,600     19,513     19,753
                                       ---------  ---------  ---------
         Net sales..................   $202,634   $232,808   $188,750
                                       =========  =========  =========

     Operating income (loss):
       Microelectronic Solutions....   $  9,820   $ 35,959   $ 22,734
       Test Solutions...............        975      1,971      2,438
       Isolator Products............        994      2,326      2,692
       General corporate expenses...     (4,556)    (7,293)    (5,397)
                                       ---------  ---------  ---------
                                          7,233     32,963     22,467

       Restructuring charges(1).....    (20,076)      -          -
       Acquired in-process research
         and development(2)(3)......     (1,100)    (2,500)      -
       Interest expense.............     (1,263)    (1,397)    (2,442)
       Other income (expense), net..      1,475      3,606        554
                                       ---------  ---------  ---------
       Income (loss) before income
         taxes......................   $(13,731)  $ 32,672   $ 20,579
                                       =========  =========  =========

     Total assets:
       Microelectronic Solutions....   $106,585   $130,119   $112,183
       Test Solutions...............    154,565     74,308     53,189
       Isolator Products............      7,538      9,445      9,567
       Corporate....................     49,777     96,380     74,556
                                       ---------  ---------  ---------
         Total assets...............   $318,465   $310,252   $249,495
                                       =========  =========  =========

     Capital expenditures:
       Microelectronic Solutions....   $  3,473  $   8,057   $  4,777
       Test Solutions...............      2,339      4,878      2,297
       Isolator Products............        164        341        152
       Corporate....................        157         16       -
                                       ---------  ---------  ---------
       Total capital
         expenditures...............   $  6,133   $ 13,292   $  7,226
                                       =========  =========  =========

     Depreciation and amortization
      expense:
       Microelectronic Solutions....   $  8,466   $  8,010   $  6,657
       Test Solutions...............      3,491      3,042      1,765
       Isolator Products............        484        522        554
       Corporate....................         19         26         28
                                       ---------  ---------  ---------
         Total depreciation and
          amortization expense......   $ 12,460   $ 11,600   $  9,004
                                       =========  =========  =========


(1) The operating income of the Microelectronic Solutions and Test Solutions segments has been adjusted to exclude the restructuring charges of $18.0 million and $2.1 million, respectively, for the consolidation of a total of four manufacturing operations.

(2) The fiscal year 2002 special charge for the write-off of in-process research and development acquired in the purchase of IFR ($1.1 million) is allocable fully to the Test Solutions segment.

(3) The fiscal year 2001 special charges for the write-off of in-process research and development acquired in the purchase of RDL ($1.5 million) and TriLink ($1.0 million) are allocable to the Test Solutions and Microelectronic Solutions segments, respectively.

Quarterly Financial Data (Unaudited):
(In thousands, except per share amounts and footnotes)

                                             Quarter
                            ----------------------------------------  Year Ended
2002                          First     Second     Third      Fourth    June 30,
----------------------------------------------------------------------------------
Net sales................    $39,490    $46,201   $50,617    $66,326   $202,634
Gross profit.............     13,072     16,941    18,047     25,117     73,177
Net income (loss)(1)(2)..    $  (672)   $ 1,289   $(1,629)   $(9,769)  $(10,781)
                             =======    =======   =======    =======   ========
Net income (loss) per share:
  Basic(1)...............    $ (0.01)   $  0.02   $ (0.03)   $ (0.16)  $  (0.18)
                             =======    =======   =======    =======   ========
  Diluted(1).............    $   *      $  0.02   $   *      $   *     $    *
                             =======    =======   =======    =======   ========

                                             Quarter
                            ----------------------------------------  Year Ended
2001                          First     Second     Third      Fourth    June 30,
----------------------------------------------------------------------------------
Net sales................    $51,127    $58,448    $64,026    $59,207   $232,808
Gross profit.............     19,465     24,827     28,129     23,728     96,149
Income before cumulative
  effect of a change in
  accounting (3).........    $ 5,089    $ 5,625    $ 6,334    $ 4,174   $ 21,222
                             =======    =======    =======    =======   ========

Net income before cumulative
 effect of a change in
 accounting per share:
 Basic (3)..............     $  0.09    $  0.10    $  0.11    $  0.07   $   0.37
                             =======    =======    =======    =======   ========
 Diluted (3).............    $  0.09    $  0.09    $  0.10    $  0.07   $   0.35
                             =======    =======    =======    =======   ========


(1) Includes $1.1 million ($1.1 million, net of tax), or $.02 per share, for the year and quarter ended June 30, 2002, for the write-off of in-process research and development acquired in connection with the purchase of IFR Systems, Inc.

(2) Includes $5.1 million ($3.3 million, net of tax, or $.06 per share) for the quarter ended March 31, 2002, $15.0 million ($11.6 million, net of tax), or $.19 per share, for the quarter ended June 30, 2002 and $20.1 million ($14.9 million, net of tax), or $.25 per share, for the year ended June 30, 2002 for the consolidation of four manufacturing operations in order to take advantage of excess manufacturing capacity and reduce operating costs, including charges related to excess equipment capacity primarily in the microelectronic segment and impairments to goodwill and other intangibles related to microelectronics fiber optic acquisitions.

(3) Includes $1.5 million ($990,000, net of tax) for the year ended June 30, 2001 and quarter ended December 31, 2000, for the write-off of the in-process research and development acquired in connection with the purchase of RDL, Inc. and $1.0 million ($1.0 million, net of tax) for the year ended June 30, 2001 and the quarter ended March 31, 2001, for the write-off of the in-process research and development acquired in connection with the purchase of TriLink Communications Corp. (combined $.03 per basic and diluted share).

  *  As a result of the loss, all options are anti-dilutive.

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

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)


Column A                     Column B             Column C               Column D        Column E
--------                     --------             --------               --------        --------
                                                  Additions
                                           -------------------------
                                                          Charged
                             Balance at    Charged to     to other                      Balance at
                             beginning     costs and      accounts      Deductions      end of
Description                  of period     expenses       - describe    - describe      period
-----------                  ----------    ----------     ----------    ----------      ----------
YEAR ENDED JUNE 30, 2002:
------------------------

Allowance for doubtful
  accounts                     $  459        $  778         $  -          $  471(A)     $  766
                               ======        ======         ======        ======        ======
Reserve for inventory
  obsolescence                 $4,066        $2,444         $  -          $1,947(B)     $4,563
                               ======        ======         ======        ======        ======

YEAR ENDED JUNE 30, 2001:
------------------------

Allowance for doubtful
  accounts                     $  509        $   58         $  -          $  108(A)     $  459
                               ======        ======         ======        ======        ======
Reserve for inventory
  obsolescence                 $2,830        $2,032         $  -          $  796(B)     $4,066
                               ======        ======         ======        ======        ======

YEAR ENDED JUNE 30, 2000:
------------------------

Allowance for doubtful
  accounts                     $  381        $  183         $  -          $   55(A)     $  509
                               ======        ======         ======        ======        ======
Reserve for inventory
  obsolescence                 $2,764        $  640         $  -          $  574(B)     $2,830
                               ======        ======         ======        ======        ======



Note:  (A) - Net write-offs of uncollectible amounts.
       (B) - Write-off of inventory.

                            STATEMENT OF DIFFERENCES

The trademark symbol shall be expressed as.................................'TM'