Form 10-Q
period 2002-09-30
AEROFLEX INC
filed 2002-11-14
CIK 2601

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                              --------------------

                                    FORM 10-Q

                              --------------------


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended                  September 30, 2002
                      ----------------------------------------------------------
Commission File Number 000-02324


                              --------------------

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


                              --------------------


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

     November 13, 2002                 60,053,475 shares (excluding 4,388 shares held in treasury)
--------------------------------------------------------------------------------------------------------
         (Date)                                                (Number of Shares)

           NOTE: THIS IS PAGE 1 OF A DOCUMENT CONSISTING OF 26 PAGES.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES


                                      INDEX


                                                                  PAGE
                                                                  ----
       PART I:  FINANCIAL INFORMATION
       ------   ---------------------

Item 1 - CONSOLIDATED BALANCE SHEETS
          September 30, 2002 and June 30, 2002                    3-4

         CONSOLIDATED STATEMENTS OF OPERATIONS
          Three Months Ended September 30, 2002 and 2001           5

         CONSOLIDATED STATEMENTS OF CASH FLOWS
          Three Months Ended September 30, 2002 and 2001           6

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS               7-13

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
          Three Months Ended September 30, 2002 and 2001         14-20

Item 3 - QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK                                             20

Item 4 - CONTROLS AND PROCEDURES                                  20

       PART II:  OTHER INFORMATION                                21
       -------   -----------------

         SIGNATURES                                               22

         CERTIFICATIONS                                          23-26


                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                       September 30,       June 30,
                                                           2002              2002
                                                       -------------     ------------
                                                        (Unaudited)
                                                              (In thousands)

ASSETS
------

Current assets:
    Cash and cash equivalents                             $ 41,990      $ 38,559
    Accounts receivable, less allowance for
      doubtful accounts of $762,000 and $766,000            54,436        63,487
    Income taxes receivable                                  3,227         4,432
    Inventories                                             73,846        72,104
    Deferred income taxes                                   12,105        12,259
    Prepaid expenses and other current assets                6,172         3,360
                                                          --------      --------
       Total current assets                                191,776       194,201

Property, plant and equipment, net                          73,147        74,252
Intangible assets with definite lives, net                  17,056        17,815
Goodwill                                                    20,769        20,179
Deferred income taxes                                        1,872         2,477
Other assets                                                 9,291         9,541
                                                          --------      --------
      Total assets                                        $313,911      $318,465
                                                          ========      ========






                 See notes to consolidated financial statements.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (continued)




                                                       September 30,       June 30,
                                                           2002              2002
                                                       -------------     ------------
                                                        (Unaudited)
                                                              (In thousands)


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                       $  2,014      $  2,171
  Accounts payable                                          16,968        18,357
  Advance payments by customers                                947           861
  Accrued expenses and other current liabilities            23,105        27,916
                                                          --------      --------
    Total current liabilities                               43,034        49,305

Long-term debt                                              12,218        12,638
Other long-term liabilities                                  8,046         7,040
                                                          --------      --------

    Total liabilities                                       63,298        68,983
                                                          --------      --------

Stockholders' equity:
  Preferred Stock, par value $.10 per share;
   authorized 1,000,000 shares:
     Series A Junior Participating Preferred
     Stock, par value $.10 per share,
     authorized 110,000; none issued                           --             --
  Common Stock, par value $.10 per share;
    authorized 110,000,000 shares; issued
    60,036,000 and 60,006,000 shares                         6,004         6,001
  Additional paid-in capital                               222,491       222,351
  Accumulated other comprehensive income                     2,237         1,881
  Retained earnings                                         19,895        19,263
                                                          --------      --------
                                                           250,627       249,496

  Less: Treasury stock, at cost (4,000 shares)                  14            14
                                                          --------      --------

    Total stockholders' equity                             250,613       249,482
                                                          --------      --------

    Total liabilities and stockholders' equity            $313,911      $318,465
                                                          ========      ========





                See notes to consolidated financial statements.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                   Three Months Ended
                                                                      September 30,
                                                                -------------------------

                                                                 2002              2001
                                                                -------           -------
                                                                       (Unaudited)
                                                           (In thousands, except per share data)

Net sales                                                       $66,484           $39,490
Cost of sales                                                    41,672            26,418
                                                                -------           -------
  Gross profit                                                   24,812            13,072
                                                                -------           -------

Selling, general and administrative costs                        15,689             9,787
Research and development costs                                    7,719             4,546
                                                                -------           -------
                                                                 23,408            14,333
                                                                -------           -------
  Operating income (loss)                                         1,404            (1,261)
                                                                -------           -------

Other expense (income)
  Interest expense                                                  351               337
  Other expense (income)                                            111              (576)
                                                                -------           -------
    Total other expense (income)                                    462              (239)
                                                                -------           -------
Income (loss) before income taxes                                   942            (1,022)
Provision (benefit) for income taxes                                310              (350)
                                                                -------           -------

Net income (loss)                                               $   632           $  (672)
                                                                =======           =======

Net income (loss) per common share:
   Basic                                                           $.01             $(.01)
                                                                   ====             =====
   Diluted (1)                                                     $.01             $(.01)
                                                                   ====             =====

Weighted average number of common shares outstanding:
    Basic                                                        60,125            59,789
                                                               ========          ========
    Diluted (1)                                                  60,622            59,789
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

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 Three Months Ended
                                                                     September 30,
                                                             ---------------------------
                                                              2002                2001
                                                             --------           --------
                                                                     (Unaudited)
                                                                   (In thousands)

Cash Flows From Operating Activities:
 Net income (loss)                                           $    632           $   (672)
 Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
   Depreciation and amortization                                3,908              3,051
   Amortization of deferred gain                                 (101)              (127)
   Deferred income taxes                                          796               (350)
   Other, net                                                      11                227
 Change in operating assets and liabilities:
   Decrease (increase) in accounts receivable                   9,078              8,685
   Decrease (increase) in inventories                          (1,386)            (1,003)
   Decrease (increase) in prepaid expenses
    and other assets                                           (1,398)            (2,876)
   Increase (decrease) in accounts payable, accrued
    expenses and other liabilities                             (5,834)           (11,575)
                                                             --------           --------

Net Cash Provided By (Used In) Operating Activities             5,706             (4,640)
                                                             --------           --------

Cash Flows From Investing Activities:
  Capital expenditures                                         (1,862)            (1,073)
  Proceeds from sale of marketable securities                    --                2,882
                                                             --------           --------

Net Cash Provided By (Used In) Investing Activities            (1,862)             1,809
                                                             --------           --------

Cash Flows From Financing Activities:
  Debt repayments                                                (577)              (463)
  Proceeds from the exercise of stock options                     131                 48
                                                             --------           --------

Net Cash Provided By (Used In) Financing Activities              (446)              (415)
                                                             --------           --------
Effect of exchange rate changes on cash
  and cash equivalents                                             33               --
                                                             --------           --------
Net Increase (Decrease) In Cash
  And Cash Equivalents                                          3,431             (3,246)
Cash And Cash Equivalents At Beginning Of Period               38,559             69,896
                                                             --------           --------
Cash And Cash Equivalents At End Of Period                   $ 41,990           $ 66,650
                                                             ========           ========



                 See notes to consolidated financial statements.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The consolidated balance sheet of Aeroflex Incorporated and Subsidiaries ("the Company") as of September 30, 2002, the related consolidated statements of operations for the three months ended September 30, 2002 and 2001, and the consolidated statements of cash flows for the three months ended September 30, 2002 and 2001 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2002 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2002 annual report to shareholders. There have been no changes of significant accounting policies since June 30, 2002, except as disclosed in Note 2. Certain reclassifications have been made to previously reported financial statements to conform to current classifications.

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

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which will be effective for exit and disposal activities initiated after December 31, 2002. SFAS
     No. 146 provides that an exit cost liability should not always be recorded at the date of an entity's commitment to an exit plan, but instead should be recorded when the obligation is incurred and measured at fair value. An entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Management does not expect such adoption to have a material impact on its consolidated financial statements.

3.   Acquisition of Business and Intangible Assets

     IFR Systems
     On May 20, 2002, the Company acquired 75.1% of the outstanding stock of IFR Systems, Inc. ("IFR"). Effective June 19, 2002, IFR was merged into a wholly-owned subsidiary of the Company, with IFR as the surviving wholly-owned subsidiary. The Company paid $61.9 million from its available cash and marketable securities, including $48.8 million which was advanced to IFR to satisfy IFR's bank indebtedness. IFR designs and manufactures advanced test solutions for communications, avionics and general test and measurement applications. As a result of the acquisition, the Company has broadened its Test Solutions Segment product portfolio and its international sales network.

     The Company evaluated the acquired tangible and identifiable intangible assets to serve as a basis for allocation of the purchase price. The Company allocated the purchase price, including acquisition costs of approximately $1.9 million, based on the estimated fair value of the assets acquired and liabilities assumed, as follows:


                                                              (In thousands)
                                                              --------------
     Current assets (excluding cash of $8.0 million)....         $ 44,046
     Property, plant and equipment......................           20,242
     Developed technology...............................            8,230
     Goodwill...........................................            3,471
     In-process research and development................            1,100
     Other..............................................               62
                                                                 ---------
       Total assets acquired............................           77,151
                                                                 ---------
     Current liabilities................................          (20,458)
     Long-term debt.....................................           (2,814)
                                                                 ---------
       Total liabilities assumed........................          (23,272)
                                                                 ---------
       Net assets acquired..............................         $ 53,879
                                                                 =========

     The developed technology is being amortized on a straight-line basis over 6 years. The goodwill is not deductible for tax purposes. At the acquisition date, the acquired in-process research and development was not considered to have reached technological feasibility and had no alternative future uses. Therefore, in accordance with accounting principles generally accepted in the United States of America, the value of such was expensed in the quarter ended June 30, 2002 in operating costs. At the acquisition date, IFR was conducting design, development, engineering and testing activities associated with the completion of new technologies for its radio test set product line.

     Summarized below are the unaudited pro forma results of operations of the Company as if IFR had been acquired at the beginning of the fiscal period presented. The $1.1 million write-off has not been included in the September 30, 2001 pro forma results of operations in order to provide comparability to the respective historical period.


                                                            Pro Forma
                                                        Three Months Ended
                                                           September 30,
                                                               2001
                                                       --------------------
                                              (In thousands, except per share data)
        Net sales.........................                 $69,596
        Net loss..........................                  (1,723)
        Net loss per share:
            Basic.........................                   $(.03)
            Diluted.......................                   $(.03)


     The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of the period presented or of future operating results of the combined companies.

     Intangibles with Definite Lives
     The components of amortizable intangible assets are as follows:

                                              As of September 30, 2002
                                   --------------------------------------------
                                   Gross Carrying     Accumulated      Net Book
                                       Amount         Amortization       Value
                                       ------         ------------       -----
                                                     (In thousands)
      Existing technology......       $23,489           $7,075         $16,414
      Tradenames...............         1,000              358             642
                                      --------          -------        --------
          Total................       $24,489           $7,433         $17,056
                                      ========          =======        ========

     The aggregate amortization expense for the amortized intangible assets was $759,000 for the three months ended September 30, 2002.

     The estimated aggregate amortization expense for each of the twelve month periods ending September 30, is as follows:


                                                (In thousands)
                   2003....................        $3,006
                   2004....................         3,006
                   2005....................         2,983
                   2006....................         2,953
                   2007....................         2,953

      Goodwill
      The carrying amount of goodwill is as follows:


                                 Balance                               Balance
                                  as of                                 as of
                                 July 1,          Adjustment        September 30,
                                  2002             (Note a)             2002
                               ----------        ------------       -------------
                                               (In thousands)
Microelectronic
  solutions
  segment...............        $ 5,367              $ --            $ 5,367
Test solutions
  segment...............         14,023               590             14,613
Isolator products
  segment...............            789                --                789
                                -------              ----            -------
    Total...............        $20,179              $590            $20,769
                                =======              ====            =======


Note a - Additional goodwill recorded during the period is a result of adjustments to liabilities assumed in the acquisition of IFR.


4.   Restructuring Charges

     In fiscal 2002, the Company initiated strategic plans to consolidate four of its manufacturing operations to take advantage of excess manufacturing capacity in certain of its facilities and reduce operating costs. The Company recorded charges to eliminate excess equipment capacity, primarily in its microelectronics segment, and for the impairments to goodwill and other intangibles related to its microelectronic fiber optic acquisitions. The last of these consolidations is expected to be completed by March 2003. In connection with this restructuring, the Company recorded a charge of $20.1 million during the quarters ended March 31, 2002 and June 30, 2002 or $14.9 million, net of tax.

     The following table sets forth the charges and payments related to the restructuring reserve for the three months ended September 30, 2002:


                             Balance          Three Months Ended               Balance
                             July 1,          September 30, 2002             September 30,
                               2002      ----------------------------            2002
                          ------------   Adjustments to                     -------------
                          Restructuring  Restructuring          Cash        Restructuring
                             Reserve        Reserve           Payments         Reserve
                             -------        -------           --------         -------
Workforce reduction          $1,559            $100            $(663)            $996

Lease payments                  980            (223)             (73)             684

Plant shutdown                  161             134              (54)             241
                             ------          ------           ------           ------

    Total operative costs    $2,700             $11            $(790)          $1,921
                             ======          ======           ======           ======


     The restructuring charges, including post-production operating costs of approximately $165,000 that will be expensed during the remainder of fiscal 2003, is estimated to be $20.3 million in total.

5.   Earnings Per Share

     In accordance with SFAS No. 128 "Earnings Per Share," net income per common share ("Basic EPS") is computed by dividing net income by the weighted average common shares outstanding. Net income per common share, assuming dilution ("Diluted EPS") is computed by dividing net income by the weighted average common shares outstanding plus potential dilution from the exercise of stock options.

     A reconciliation of the numerators and denominators of the Basic EPS and Diluted EPS calculations is as follows:


                                                            Three Months
                                                         Ended September 30,
                                                        ---------------------
                                                        2002             2001
                                                        ----             ----
                                               (In thousands, except per share data)
Net income (loss)                                     $   632           $  (672)
                                                      =======           =======

Computation of adjusted weighted
  average shares outstanding:
Weighted average shares outstanding                    60,125            59,789
Add: Effect of dilutive options
  outstanding                                             497                --
                                                      -------           -------

Weighted average shares and common
  share equivalents used for computation
  of diluted earnings per common share                 60,622            59,789
                                                      =======           =======

Net income (loss) per share - Basic                      $.01             $(.01)
                                                         ====             =====
                            - Diluted(1)                 $.01             $(.01)
                                                         ====             =====


(1) As a result of the loss for the three months ended September 30, 2001, all options are anti-dilutive.

6.   Comprehensive Income (Loss)

     The components of comprehensive income (loss) are as follows:


                                                               Three Months
                                                           Ended September 30,
                                                           -------------------
                                                        2002              2001
                                                        ----              -----
                                                             (In thousands)

        Net income (loss)                              $ 632              $(672)

        Unrealized gain (loss) on
          interest rate swap
          agreements, net of tax                        (105)              (125)

        Unrealized investment
          gain (loss), net of tax                         --                  6

        Foreign currency
          translation adjustment                         461                133
                                                        ----              -----
         Total comprehensive
          income (loss)                                $ 988              $(658)
                                                       =====              =====


7.   Bank Loan Agreements
     As of February 25, 1999, the Company replaced a previous agreement with a revised revolving credit, term loan and mortgage agreement with two banks which is secured by substantially all of the Company's assets not otherwise encumbered. The agreement provided for a revolving credit line of $23.0 million, a term loan of $20.0 million and a mortgage on its Plainview property for $4.5 million. The revolving credit loan facility expires in December 2002. The term loan was fully paid with the proceeds from the Company's sale of its Common Stock in May 2000. The interest rate on borrowings under this agreement is at various rates depending upon certain financial ratios, with the current rate substantially equivalent to prime (4.75% at September 30, 2002) on the revolving credit borrowings. The Company paid a facility fee of $100,000 and is required to pay a commitment fee of .25% per annum of the average unused portion of the credit line. The mortgage is payable in monthly installments of approximately $26,000 through March 2008 and a balloon payment of $1.6 million in April 2008. The Company has entered into an interest rate swap agreement for the outstanding amount under the mortgage agreement at approximately 7.6% in order to reduce the interest rate risk associated with these borrowings. The fair market value of the interest rate swap agreement was $388,000 as of September 30, 2002 in favor of the banks.

     The terms of the loan agreement require compliance with certain covenants including minimum consolidated tangible net worth and pretax earnings, maintenance of certain financial ratios, limitations on capital expenditures and indebtedness and prohibition of the payment of cash dividends. In connection with the purchase of certain materials for use in manufacturing, the Company has a letter of credit of $2.0 million. At September 30, 2002, the Company's available unused line of credit was approximately $20.6 million after consideration of this and other letters of credit.

8.   Inventories
     Inventories consist of the following:


                                     September 30,              June 30,
                                         2002                     2002
                                        -------                  -------
                                                (In thousands)
             Raw materials              $34,890                  $34,765
             Work in process             24,322                   21,939
             Finished goods              14,634                   15,400
                                        -------                  -------
                                        $73,846                  $72,104
                                        =======                  =======

9.   Income Taxes

     The Company is undergoing routine audits by various taxing authorities of several of its Federal and state income tax returns covering periods from 1997 to 2001. Management believes that the probable outcome of these various audits should not materially affect the consolidated financial statements of the Company.

     The Company recorded credits of $8,000 and $14,000 to additional paid-in capital during the three months ended September 30, 2002 and 2001, respectively, in connection with the tax benefit related to compensation deductions on the exercise of stock options.

10.  Contingencies
     A subsidiary of the Company whose operations were discontinued in 1991, was one of several defendants named in a personal injury action initiated in August 1994 by a group of plaintiffs. The plaintiffs were seeking damages which cumulatively exceeded $500 million. The complaint alleged, among other things, that the plaintiffs suffered injuries from exposure to substances contained in products sold by the subsidiary to one of its customers. In July 2002, the claims were resolved in mediation within the Company's product liability insurance limits.

     The Company is involved in various other routine legal matters. Management believes the outcome of these matters will not have a materially adverse effect on the Company's consolidated financial statements.

11.  Business Segments

     The Company's business segments and major products included in each segment, are as follows:

           Microelectronic Solutions:             Test Solutions:
           a) Microelectronic Modules             a) Instrument Products
           b) Thin Film Interconnects             b) Motion Control Systems
           c) Integrated Circuits

           Isolator Products



                                                     For The Three Months Ended
                                                            September 30,
                                                     --------------------------
     Business Segment Data:                           2002                2001
                                                     -------            -------
                                                            (In thousands)
     Net sales:
       Microelectronic solutions                     $23,812            $22,213
       Test solutions                                 38,969             12,935
       Isolator products                               3,703              4,342
                                                     -------            -------
         Net sales                                   $66,484            $39,490
                                                     =======            =======

     Operating income (loss):
       Microelectronic solutions                     $ 1,870            $ 1,105
       Test solutions                                    361             (1,886)
       Isolator products                                 260                536
       General corporate expenses                     (1,087)            (1,016)
                                                     -------            -------
                                                       1,404             (1,261)

       Interest expense                                 (351)              (337)
       Other income (expense), net                      (111)               576
                                                     -------            -------
         Income (loss) before income taxes           $   942            $(1,022)
                                                     =======            =======


     The Company's export sales accounted for 33.5% and 16.2% of sales during the three months ended September 30, 2002 and 2001, respectively.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS

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

        Our test solutions segment consists of two divisions: (1) instruments and (2) motion control products, including the following product lines:

         o Comstron, which we acquired in November 1989. Comstron is a leader in radio frequency and microwave technology used in the manufacture of fast switching frequency signal generators and components. Comstron is currently an operating division of Aeroflex Laboratories Incorporated, one of our wholly-owned subsidiaries.

         o Lintek, which we acquired in January 1995. Lintek is a leader in high speed instrumentation antenna measurement systems, radar systems and satellite test systems.

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

        Approximately 30% of our sales for the three months ended September 30, 2002, 42% of our sales for fiscal 2002 and 29% of our sales for fiscal 2001 were to agencies of the United States government or to prime defense contractors or subcontractors of the United States government. The decrease from fiscal 2002 is primarily due to the acquisition in May 2002 of IFR, which has predominantly commercial customers.

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

        Net Sales. Net sales increased 68.4% to $66.5 million for the three months ended September 30, 2002 from $39.5 million for the three months ended September 30, 2001. Net sales in the microelectronic solutions segment increased 7.2% to $23.8 million for the three months ended September 30, 2002 from $22.2 million for the three months ended September 30, 2001 due primarily to increased sales volume of integrated circuits, primarily in the satellite and defense markets, offset, in part, by decreased sales volume in thin film interconnects due to the continuing slowdown of the fiber optic market. Net sales in the test solutions segment increased 201.3% to $39.0 million for the three months ended September 30, 2002 from $12.9 million for the three months ended September 30, 2001 primarily due to the acquisition of IFR Systems in May 2002. Net sales in the isolator products segment decreased 14.7% to $3.7 million for the three months ended September 30, 2002 from $4.3 million for the three months ended September 30, 2001 due to lower sales volume of military and industrial isolators.

        Gross Profit. Gross profit increased 89.8% to $24.8 million (37.3% of net sales) for the three months ended September 30, 2002 from $13.1 million (33.1% of net sales) for the three months ended September 30, 2001. The increases were primarily a result of the effect of the acquisition of IFR, which has higher gross margins than our historical average.

        Selling, General and Administrative Costs. Selling, general and administrative costs increased 60.3% to $15.7 million (23.6% of net sales) for the three months ended September 30, 2002 from $9.8 million (24.8% of net sales) for the three months ended September 30, 2001. The increase in such expenses was due primarily to the addition of the expenses of IFR, slightly offset by reduced expenses in our microelectronics division as a result of last year's restructuring efforts.

        Research and Development Costs. Our self-funded research and development costs increased 69.8% to $7.7 million (11.6% of net sales) for the three months ended September 30, 2002 from $4.5 million (11.5% of net sales) for the three months ended September 30, 2001. The increase was primarily due to the addition of the expenses of IFR.

        Other Income (Expense). Interest expense was $351,000 for the three months ended September 30, 2002 and $337,000 for the three months ended September 30, 2001. Other expense of $111,000 for the three months ended September 30, 2002 consists of foreign currency transaction losses of $246,000 and a $185,000 decrease in the fair value of our interest rate swap agreements partially offset by $305,000 of interest income. Other income of $576,000 for the three months ended September 30, 2001 consisted primarily of $763,000 of interest income partially offset by a $198,000 decrease in the fair value of our interest rate swap agreements. Interest income decreased primarily due to lower levels of cash and marketable securities which were used to acquire IFR.

        Provision (Benefit) for Income Taxes. The income tax provision was $310,000 (an effective income tax rate of 32.9%) for the three months ended September 30, 2002 and the income tax benefit was $350,000 (an effective income tax rate of 34.2%) for the three months ended September 30, 2001. The income tax provision for the two periods differed from the amount computed by applying the U.S. Federal income tax rate to income before income taxes primarily due to foreign, state and local income taxes and research and development credits.

        Net Income (Loss). Net income for the three months ended September 30, 2002 was $632,000, or $.01 per diluted share, versus a net (loss) of $(672,000), or $(.01) per share, for the three months ended September 30, 2001.

Liquidity and Capital Resources

        As of September 30, 2002, we had $148.7 million in working capital. Our current ratio was 4.5 to 1 at September 30, 2002. As of February 25, 1999, we replaced a previous agreement with a revised revolving credit, term loan and mortgage agreement with two banks which is secured by substantially all of our assets not otherwise encumbered. The agreement provided for a revolving credit line of $23.0 million, a term loan of $20.0 million and a mortgage on our Plainview property for $4.5 million. The revolving credit loan facility expires in December 2002. The term loan was fully paid in May 2000 with the proceeds from the sale of our Common Stock. The interest rate on borrowings under this agreement is at various rates depending upon certain financial ratios, with the current rate substantially equivalent to prime (4.75% at September 30, 2002) on the revolving credit borrowings. The mortgage is payable in monthly installments of approximately $26,000 through March 2008 and a balloon payment of $1.6 million in April 2008. We have entered into an interest rate swap agreement for the outstanding amount under the mortgage agreement at approximately 7.6% in order to reduce the interest rate risk associated with these borrowings.

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

        For the three months ended September 30, 2002, our operations provided cash of $5.7 million primarily due to the reduction in accounts receivable and profitability of operations, partially offset by reductions in accounts payable and accrued expenses. For the three months ended September 30, 2002, our investing activities used cash of $1.9 million for capital expenditures. For the three months ended September 30, 2002, our financing activities used cash of $446,000 primarily for debt repayments offset, in part, by the proceeds from the exercise of stock options.

        On May 20, 2002, we acquired 75.1% of the outstanding stock of IFR. Effective June 19, 2002, IFR was merged into a wholly owned subsidiary with IFR as the surviving wholly owned subsidiary. The purchase price was approximately $61.9 million of which $48.8 million was used to fully satisfy IFR's bank indebtedness. The balance was used to purchase IFR's outstanding shares and for various acquisition related costs. The purchase price was paid from available cash and marketable securities. The acquired company's net sales were approximately $117.8 million for the year ended March 31, 2002.

        During fiscal year 2002, we announced certain strategic consolidations of our manufacturing operations. The total restructuring charges are expected to be $20.3 million with a cash cost of $4.6 million. These restructurings are expected to be completed by March 2003 and are expected to reduce annual operating costs by approximately $8.0 million and result in annual cash savings of approximately $6.0 million. The restructuring charges included the elimination of excess equipment capacity (primarily in the microelectronics segment), impairments to goodwill and other intangibles related to our microelectronics fiber optic acquisitions, severance and other employee related expenses.

        We believe that existing cash and cash equivalents coupled with internally generated funds will be sufficient for our working capital requirements, restructuring charges, capital expenditure needs and the servicing of our debt for the foreseeable future. Our cash and cash equivalents are available to fund acquisitions and other potential large cash needs that may arise. At September 30, 2002, our available unused line of credit was $20.6 million after consideration of letters of credit. We expect to enter into a new credit facility during the second quarter of fiscal 2003, however no assurances can be given in that regard.

        The following table summarizes our obligations and commitments to make future payments under debt and operating leases as of September 30, 2002:


                                           Payments due by period
                              -----------------------------------------------
                                       Less Than                      After
                              Total     1 Year  1-3 Years  4-5 Years  5 Years
                              -----     ------  ---------  ---------  -------
                                               (In thousands)

Long-term debt.............  $14,232   $2,014    $ 3,923    $2,230   $ 6,065
Operating leases...........   34,809    6,289      9,379     5,615    13,526
                             -------   ------    -------    ------   -------
Total......................  $49,041   $8,303    $13,302    $7,845   $19,591
                             =======   ======    =======    ======   =======


        The operating lease commitments shown in the above table have not been reduced by future minimum sub-lease rentals of $16.5 million.

        In the normal course of business, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. None of these obligations are individually significant. We do not expect that these commitments as of September 30, 2002 will materially adversely affect our liquidity.

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

        Long-lived assets, other than goodwill, are reviewed for impairment periodically and whenever events or changes in circumstances indicate that the carrying value of any such asset may be impaired. We evaluate the recoverability of such assets by estimating future cash flows. If the sum of the undiscounted cash flows expected to result from the use of the assets and their eventual disposition is less than the carrying amount of the assets, we will recognize an impairment loss to the extent of the excess of the carrying amount of the assets over the discounted cash flow.

        SFAS 142 requires that we perform an assessment of whether there is an indication that goodwill is impaired on an annual basis unless events or circumstances warrant a more frequent assessment. The impairment assessment involves, among other things, an estimate of the fair value of each of the Company's reporting units (as defined in SFAS 142). Such estimates are inherently subjective, and subject to change in future periods.

        If the impairment review of goodwill, intangible assets and other long-lived assets differ significantly from actual results, it could have a material effect on our results of operations and financial condition.

Restructuring

        When circumstances warrant a restructuring charge, we estimate and record all appropriate expenses. These expenses include severance, fringe benefits, asset impairment, buyout of leases and inventory write downs. To the extent that our estimates differ from actual expenses incurred, there could be significant additional expenses or reversals of previously recorded charges in the future.

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

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which will be effective for exit and disposal activities initiated after December 31, 2002. SFAS
No. 146 provides that an exit cost liability should not always be recorded at the date of an entity's commitment to an exit plan, but instead should be recorded when the obligation is incurred and measured at fair value. An entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. We do not expect such adoption to have a material impact on our consolidated financial statements.

Forward-Looking Statements

        All statements other than statements of historical fact included in this Report on Form 10-Q, including without limitation statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding our financial position, business strategy and plans and objectives of our management for future operations, are forward-looking statements. When used in this Report on Form 10-Q, words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. Actual results could differ materially from those contemplated by the forward-looking statements, as a result of certain factors, including but not limited to competitive factors and pricing pressures, the integration of the business of IFR, the consolidation of certain of our manufacturing facilities according to our plan, changes in legal and regulatory requirements, technological change or difficulties, product development risks, commercialization difficulties and general economic conditions. Such statements reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our financial condition, results of operations, growth strategy and liquidity. We undertake no obligation to update such forward-looking statements which are made as of the date of this Report.

ITEM 3 - QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risk related to changes in interest rates and to foreign currency exchange rates. Most of our debt is at fixed rates of interest or at a variable rate with an interest rate swap agreement which effectively converts the variable rate debt into fixed rate debt. Therefore, if market interest rates increase by 10 percent from levels at September 30, 2002, the effect on our net income would be a reduction of approximately $92,000 per year. Most of our invested cash and cash equivalents are at variable rates of interest. If market interest rates decrease by 10 percent from levels at September 30, 2002, the effect on our net income would be a decrease of approximately $42,000 per year. We operate businesses that are located outside of the United States, which exposes us to the fluctuation of foreign currency exchange rates (primarily the British Pound and the Euro). If foreign currency exchange rates change by 10% from levels at September 30, 2002, the effect on our other comprehensive income would be approximately $3.1 million.

ITEM 4 - CONTROLS AND PROCEDURES

        On November 6 and 7, 2002, there were meetings held under the supervision of our management, including our Chairman of the Board, who is our Chief Executive Officer, and our President, who is our Chief Financial Officer, during which there was an evaluation of the effectiveness of our disclosure controls and procedures. They have advised us that based on such evaluation, they believe such controls and procedures are effective.

        Our Chairman of the Board and our President are involved in ongoing evaluations of internal controls. In November 2002, in anticipation of the filing of this Form 10-Q, they reviewed the most recent evaluation of our internal controls prepared by our internal auditor. They have advised us that, based on such review, there have been no significant changes in our internal controls or in other factors that would significantly affect our internal controls subsequent to such evaluation.

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



                                         AEROFLEX INCORPORATED
                                               (REGISTRANT)



November 14, 2002                By:          /s/ Michael Gorin
                                      --------------------------------
                                                  Michael Gorin
                                   President, Chief Financial Officer
                                     and Principal Accounting Officer

                                  CERTIFICATION

         I, Harvey R. Blau, Chairman of the Board of Aeroflex Incorporated, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Aeroflex Incorporated;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

                                            /s/ Harvey R. Blau
                                       ------------------------------------
                                       Harvey R. Blau
                                       Chairman of the Board
                                       (Principal Executive Officer)

                                  CERTIFICATION

         I, Michael Gorin, President of Aeroflex Incorporated, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Aeroflex Incorporated;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

                                             /s/ Michael Gorin
                                       _____________________________
                                       Michael Gorin
                                       President
                                       (Principal Financial Officer)