Form 10-Q
period 2002-12-31
AEROFLEX INC
filed 2003-02-14
CIK 2601

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended December 31, 2002

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

                   Yes [X]                    No [_]

*Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                   Yes [X]                    No [_]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

February 14, 2003    60,113,092 shares (excluding 4,388 shares held in treasury)
-----------------    -----------------------------------------------------------
     (Date)                              (Number of Shares)

           NOTE: THIS IS PAGE 1 OF A DOCUMENT CONSISTING OF 154 PAGES.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                                      INDEX
                                      -----

                                                                           PAGE
                                                                           ----

      PART I: FINANCIAL INFORMATION

Item 1 - CONSOLIDATED BALANCE SHEETS                                        3-4
            December 31, 2002 and June 30, 2002

         CONSOLIDATED STATEMENTS OF OPERATIONS                              5-6
            Six and Three Months Ended December 31, 2002 and 2001

         CONSOLIDATED STATEMENTS OF CASH FLOWS                                7
            Six Months Ended December 31, 2002 and 2001

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                        8-16

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                           17-25
            Six and Three Months Ended December 31, 2002 and 2001

Item 3 - QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK            25

Item 4 - CONTROLS AND PROCEDURES                                             25

      PART II:  OTHER INFORMATION

Item 1 - LEGAL PROCEEDINGS                                                   26

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 26

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K                                    27

SIGNATURES                                                                   28

CERTIFICATIONS                                                            29-32

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                         December 31,   June 30,
                                                             2002         2002
                                                         ------------   --------
                                                          (Unaudited)   (Note 3)
                                                               (In thousands)

ASSETS

Current assets:
   Cash and cash equivalents                               $ 38,038     $ 38,559
   Accounts receivable, less allowance for
      doubtful accounts of $480,000 and $636,000             59,060       63,384
   Income taxes receivable                                    3,226        4,432
   Inventories                                               74,398       72,040

   Deferred income taxes                                     12,399       12,259

   Assets of discontinued operations                             98        1,367
   Prepaid expenses and other current assets                  5,051        3,360
                                                           --------     --------
      Total current assets                                  192,270      195,401

Property, plant and equipment, net                           70,945       73,473
Intangible assets with definite lives, net                   16,528       17,815

Goodwill                                                     22,426       20,179
Deferred income taxes                                         1,871        2,477
Other assets                                                 11,740        9,120
                                                           --------     --------
      Total assets                                         $315,780     $318,465
                                                           ========     ========

                 See notes to consolidated financial statements.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (continued)

                                                         December 31,   June 30,
                                                             2002         2002
                                                         ------------   --------
                                                          (Unaudited)   (Note 3)
                                                              (In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt                       $  1,962     $  2,171
   Accounts payable                                          14,618       18,356
   Advance payments by customers                              2,455        1,687
   Liabilities of discontinued operations                     1,421          366
   Accrued expenses and other current liabilities            23,210       26,725
                                                           --------     --------
      Total current liabilities                              43,666       49,305

Long-term debt                                               12,005       12,638
Other long-term liabilities                                   8,154        7,040
                                                           --------     --------

      Total liabilities                                      63,825       68,983
                                                           --------     --------

Stockholders' equity:
   Preferred Stock, par value $.10 per share;
      authorized 1,000,000 shares:
         Series A Junior Participating Preferred
         Stock, par value $.10 per share,
         authorized 110,000; none issued                         --           --
   Common Stock, par value $.10 per share;
      authorized 110,000,000 shares; issued
      60,097,000 and 60,006,000 shares                        6,010        6,001
   Additional paid-in capital                               222,806      222,351
   Accumulated other comprehensive income                     3,462        1,881
   Retained earnings                                         19,691       19,263
                                                           --------     --------
                                                            251,969      249,496

   Less: Treasury stock, at cost (4,000 shares)                  14           14
                                                           --------     --------
      Total stockholders' equity                            251,955      249,482
                                                           --------     --------

      Total liabilities and stockholders' equity           $315,780     $318,465
                                                           ========     ========

                 See notes to consolidated financial statements.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)

                                                            Six Months Ended
                                                               December 31,
                                                           -------------------
                                                             2002        2001
                                                           --------    -------
                                                                      (Note 3)
                                                                (Unaudited)

Net sales                                                  $138,197    $85,303
Cost of sales                                                86,135     55,138
                                                           --------    -------
   Gross profit                                              52,062     30,165
                                                           --------    -------

Selling, general and administrative costs                    32,463     19,278
Research and development costs                               14,994      9,064
                                                           --------    -------
                                                             47,457     28,342
                                                           --------    -------
   Operating income                                           4,605      1,823
                                                           --------    -------

Other expense (income)
   Interest expense                                             713        659
   Other expense (income)                                         9     (1,088)
                                                           --------    -------
      Total other expense (income)                              722       (429)
                                                           --------    -------
Income before income taxes                                    3,883      2,252
Provision for income taxes                                    1,325        765
                                                           --------    -------

Income from continuing operations                             2,558      1,487
                                                           --------    -------
Discontinued operations (Note 3)
   Loss from discontinued operations,
      net of tax benefit of $203 and $440                       396        870
   Loss on abandonment of operations,
      net of tax benefit of $892                              1,734         --
                                                           --------    -------
   Loss from discontinued operations,
      net of tax                                              2,130        870
                                                           --------    -------
Net income                                                 $    428    $   617
                                                           ========    =======

Income (loss) per common share:
   Basic
      Continuing operations                                $    .04    $   .02
      Discontinued operations                                  (.03)      (.01)
                                                           --------    -------
      Net income                                           $    .01    $   .01
                                                           ========    =======

   Diluted
      Continuing operations                                $    .04    $   .02
      Discontinued operations                                  (.03)      (.01)
                                                           --------    -------
      Net income                                           $    .01    $   .01
                                                           ========    =======

Weighted average number of common shares outstanding:
      Basic                                                  60,155     59,844
                                                           ========    =======
      Diluted                                                60,693     61,771
                                                           ========    =======

                See notes to consolidated financial statements.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)

                                                            Three Months Ended
                                                               December 31,
                                                            ------------------
                                                             2002        2001
                                                            -------    -------
                                                                       (Note 3)
                                                                (Unaudited)

Net sales                                                   $71,764    $45,996
Cost of sales                                                44,645     28,976
                                                            -------    -------
   Gross profit                                              27,119     17,020
                                                            -------    -------

Selling, general and administrative costs                    16,937      9,893
Research and development costs                                7,351      4,639
                                                            -------    -------
                                                             24,288     14,532
                                                            -------    -------
   Operating income                                           2,831      2,488
                                                            -------    -------

Other expense (income)
   Interest expense                                             362        321
   Other expense (income)                                      (103)      (511)
                                                            -------    -------
      Total other expense (income)                              259       (190)
                                                            -------    -------
Income before income taxes                                    2,572      2,678
Provision for income taxes                                      888        909
                                                            -------    -------

Income from continuing operations                             1,684      1,769
                                                            -------    -------
Discontinued operations (Note 3)
   Loss from discontinued operations,
      net of tax benefit of $74 and $270                        154        480
   Loss on abandonment of operations,
      net of tax benefit of $892                              1,734         --
                                                            -------    -------
   Loss from discontinued operations,
      net of tax                                              1,888        480
                                                            -------    -------
Net Income (loss)                                           $  (204)   $ 1,289
                                                            =======    =======

Income (loss) per common share:
   Basic
      Continuing operations                                 $   .03    $   .03
      Discontinued operations                                  (.03)      (.01)
                                                            -------    -------
      Net income (loss)                                     $    --    $   .02
                                                            =======    =======

   Diluted
      Continuing operations                                 $   .03    $   .03
      Discontinued operations                                  (.03)      (.01)
                                                            -------    -------
      Net income (loss)                                     $    --    $   .02
                                                            =======    =======

Weighted average number of common shares outstanding:
      Basic                                                  60,185     59,900
                                                            =======    =======
      Diluted                                                60,764     62,442
                                                            =======    =======

                See notes to consolidated financial statements.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                             Six Months Ended
                                                                December 31,
                                                            ------------------
                                                              2002      2001
                                                            -------   --------
                                                                      (Note 3)
                                                                Unaudited)

Cash Flows From Operating Activities:
   Net income                                               $   428   $    617
   Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
         Loss from discontinued operations                    3,225      1,310
         Depreciation and amortization                        7,536      5,548
         Amortization of deferred gain                          (99)      (253)
         Deferred income taxes                                  (25)       325
         Other, net                                              38        454
 Change in operating assets and liabilities:

         Decrease (increase) in accounts receivable           4,890      2,635
         Decrease (increase) in inventories                  (1,274)    (1,360)
         Decrease (increase) in prepaid expenses
            and other assets                                 (3,069)      (462)
         Increase (decrease) in accounts payable, accrued
            expenses and other liabilities                   (7,051)   (10,552)
                                                            -------   --------

Net Cash Provided By (Used In) Operating Activities           4,599     (1,738)
                                                            -------   --------

Cash Flows From Investing Activities:
         Payment for purchase of business                    (1,039)      (284)
         Capital expenditures                                (3,013)    (2,320)
         Cash flow provided by (used in) discontinued
            operations                                         (901)      (610)
         Proceeds from sale of marketable securities             --      5,963
         Other, net                                              81          1
                                                            -------   --------

Net Cash Provided By (Used In) Investing Activities          (4,872)     2,750
                                                            -------   --------

Cash Flows From Financing Activities:
         Borrowings under debt agreements                        --         89
         Debt repayments                                       (842)      (858)
         Proceeds from the exercise of stock options            392      1,394
         Amounts paid for withholding taxes on stock
            option exercises                                    (60)    (1,256)
         Withholding taxes collected for stock option
            exercises                                            60      1,256
                                                            -------   --------
Net Cash Provided By (Used In) Financing Activities            (450)       625
                                                            -------   --------
Effect of exchange rate changes on cash
   and cash equivalents                                         202         --
                                                            -------   --------
Net Increase (Decrease) In Cash
   And Cash Equivalents                                        (521)     1,637
Cash And Cash Equivalents At Beginning Of Period             38,559     69,896
                                                            -------   --------
Cash And Cash Equivalents At End Of Period                  $38,038   $ 71,533
                                                            =======   ========

                See notes to consolidated financial statements.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation

          The consolidated balance sheet of Aeroflex Incorporated and Subsidiaries ("the Company") as of December 31, 2002, the related consolidated statements of operations for the six and three months ended December 31, 2002 and 2001, and the consolidated statements of cash flows for the six months ended December 31, 2002 and 2001 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2002 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2002 annual report to shareholders. There have been no changes of significant accounting policies since June 30, 2002, except as disclosed in Note 2. Certain reclassifications have been made to previously reported financial statements to conform to current classifications.

          Results of operations for the six and three month periods are not necessarily indicative of results of operations for the corresponding years.

2.   Recent Accounting Pronouncements

          In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted SFAS No. 144 effective July 1, 2002. The adoption did not have any impact on the consolidated financial statements.

          In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which will be effective for exit and disposal activities initiated after December 31, 2002. SFAS No. 146 provides that an exit cost liability should not always be recorded at the date of an entity's commitment to an exit plan, but instead should be recorded when the obligation is incurred and measured at fair value. An entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Management does not expect such adoption to have a material impact on the consolidated financial statements.

          In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires certain guarantees to be recorded at fair value regardless of the probability of the loss. FIN 45 will be adopted prospectively by the Company as of January 1, 2003. Management does not expect such adoption to have a material impact on the consolidated financial statements.

          In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123 "Accounting for Stock-Based Compensation." Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 in both annual and interim financial statements. The disclosure requirements shall be effective for financial reports for interim periods beginning after December 31, 2002. The Company will adopt the disclosure portion of this statement for the fiscal quarter ending March 31, 2003. The adoption will not have any impact on the Company's consolidated financial position or results of operations.

          In November 2002, the Emerging Issues Task Force (EITF) finalized EITF Issue 00-21, "Revenue Arrangements with Multiple Deliverables", which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF Issue 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently analyzing the impact of its adoption on its consolidated financial statements.

3.   Discontinued Operation

          In December 2002, the Board of Directors of the Company approved a formal plan to discontinue the Company's fiber optic lithium niobate modulator operation. The plan called for an immediate cessation of operations and disposal of existing assets. The abandonment of the operation resulted in a charge of $2.6 million ($1.7 million, net of tax) in the quarter ended December 31, 2002. The charge included a cash requirement of $1.4 million, primarily for equipment leases and payroll costs, and a non-cash charge of $1.2 million primarily for the write-off of owned equipment.

          In accordance with SFAS No. 144, the abandonment has been reported as a discontinued operation and, accordingly, losses from operations and the loss on abandonment have been reported separately from continuing operations.

          To conform with this presentation, all periods have been restated. As a result, the assets and liabilities of the discontinued operation have been reclassified on the balance sheet from the historical classifications and presented under the captions "assets of discontinued operations" and "liabilities of discontinued operations," respectively.

4.   Acquisition of Business and Intangible Assets

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

          The Company evaluated the acquired tangible and identifiable intangible assets to serve as a basis for allocation of the purchase price. The Company allocated the purchase price, including acquisition costs of approximately $1.9 million, based on the estimated fair value of the assets acquired and liabilities assumed, as follows:

                                                                  (In thousands)
                                                                  --------------

Current assets (excluding cash of $8.0 million) ...............      $ 44,046
Property, plant and equipment .................................        20,242
Developed technology ..........................................         8,230
Goodwill ......................................................         5,009
In-process research and development ...........................         1,100
Other .........................................................            62
                                                                     --------
   Total assets acquired ......................................        78,689
                                                                     --------
Current liabilities ...........................................       (21,996)
Long-term debt ................................................        (2,814)
                                                                     --------
   Total liabilities assumed ..................................       (24,810)
                                                                     --------
   Net assets acquired ........................................      $ 53,879
                                                                     ========

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

Summarized below are the unaudited pro forma results of operations of the Company as if IFR had been acquired at the beginning of the fiscal period presented. The $1.1 million write-off has not been included in the December 31, 2001 pro forma results of operations in order to provide comparability to the respective historical period.

                                                         Pro Forma
                                                      Six Months Ended
                                                        December 31,
                                                            2001
                                           -------------------------------------
                                           (In thousands, except per share data)

Net sales...............................                 $141,713
Income (loss) from continuing
   operations...........................                   (2,446)
Income (loss) from continuing
   operations per share:
      Basic.............................                 $   (.04)
      Diluted...........................                 $   (.04)

The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of the period presented or of future operating results of the combined companies.

Intangibles with Definite Lives

The components of amortizable intangible assets are as follows:

                                                   As of December 31, 2002
                                        ----------------------------------------
                                        Gross Carrying   Accumulated    Net Book
                                            Amount       Amortization    Value
                                        --------------   ------------   --------
                                                        (In thousands)

Existing technology .................      $23,739          $7,828       $15,911
Tradenames ..........................        1,000             383           617
                                           -------          ------       -------
   Total ............................      $24,739          $8,211       $16,528
                                           =======          ======       =======

The aggregate amortization expense for the amortized intangible assets was $1.5 million for the six months ended December 31, 2002.

The estimated aggregate amortization expense for each of the twelve month periods ending December 31, is as follows:

                                                                  (In thousands)
2003 ..........................................................       $3,048
2004 ..........................................................        3,048
2005 ..........................................................        3,011
2006 ..........................................................        2,995
2007 ..........................................................        2,924

Goodwill

The carrying amount of goodwill is as follows:

                                             Balance                  Balance
                                              as of                    as of
                                             July 1,   Adjustment   December 31,
                                              2002      (Note a)        2002
                                             -------   ----------   ------------
                                                     (In thousands)

Microelectronic
  solutions
  segment ................................   $ 5,367     $   --       $ 5,367
Test solutions
  segment ................................    14,023      2,247        16,270
Isolator products
  segment ................................       789         --           789
                                             -------     ------       -------
    Total ................................   $20,179     $2,247       $22,426
                                             =======     ======       =======

Note a - The additional goodwill recorded during the period is a result of adjustments to liabilities assumed in the acquisition of IFR and contingent payments pursuant to a purchase agreement.

5.   Restructuring Charges

     In fiscal 2002, the Company initiated strategic plans to consolidate three of its manufacturing operations to take advantage of excess manufacturing capacity in certain of its facilities and reduce operating costs. The Company recorded charges to eliminate excess equipment capacity, primarily in its microelectronics segment, and for personnel related costs. The last of these consolidations is expected to be completed by March 2003. In connection with this restructuring, the Company recorded a charge of $9.1 million during the quarters ended March 31, 2002 and June 30, 2002, or $5.8 million, net of tax.

The following table sets forth the charges and payments related to the restructuring reserve for the six months ended December 31, 2002:

                                  Balance                                     Balance
                                  July 1,          Six Months Ended        December 31,
                                   2002            December 31, 2002           2002
                               -------------   -------------------------   -------------
                                               Adjustments to
                               Restructuring    Restructuring     Cash     Restructuring
                                  Reserve         Reserve       Payments      Reserve
                               -------------   --------------   --------   -------------
                                                     (In thousands)
Workforce reduction ........      $1,406            $125        $(1,050)        $481

Lease payments .............         864             (56)          (587)         221

Plant shutdown .............         106             134            (65)         175
                                  ------            ----        -------         ----
   Total operating costs ...      $2,376            $203        $(1,702)        $877
                                  ======            ====        =======         ====

     The restructuring charges, including post-production operating costs of approximately $165,000 that will be expensed during the remainder of fiscal 2003, are estimated to be $9.3 million in total.

     The amounts above exclude $11.0 million of restructuring charges recorded during the quarter ended June 30, 2002 for the Company's fiber optic lithium niobate modulator operation which, as of December 2002, has been reclassified as a discontinued operation. These charges were primarily due to the impairment of goodwill and other intangibles.

6.   Earnings Per Share

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

     A reconciliation of the numerators and denominators of the Basic EPS and Diluted EPS calculations is as follows:

                                                          Six Months
                                                      Ended December 31,
                                            -------------------------------------
                                                        2002      2001
                                                      -------   -------
                                            (In thousands, except per share data)
Income from continuing operations                     $ 2,558   $ 1,487
                                                      =======   =======

Computation of adjusted weighted
   average shares outstanding:
Weighted average shares outstanding                    60,155    59,844
Add: Effect of dilutive options
   outstanding                                            538     1,927
                                                      -------   -------
Weighted average shares and common
   share equivalents used for computation
   of diluted earnings per common share                60,693    61,771
                                                      =======   =======

Income from continuing operations
   per share - Basic                                  $   .04   $   .02
                                                      =======   =======
             - Diluted                                $   .04   $   .02
                                                      =======   =======

                                                         Three Months
                                                      Ended December 31,
                                            -------------------------------------
                                                        2002      2001
                                                      -------   -------
                                            (In thousands, except per share data)

Income from continuing operations                     $ 1,684   $ 1,769
                                                      =======   =======

Computation of adjusted weighted
   average shares outstanding:

Weighted average shares outstanding                    60,185    59,900
Add: Effect of dilutive options
   outstanding                                            579     2,542
                                                      -------   -------
Weighted average shares and common
   share equivalents used for computation
   of diluted earnings per common share                60,764    62,442
                                                      =======   =======
Income from continuing operations
   per share - Basic                                  $   .03   $   .03
                                                      =======   =======
             - Diluted                                $   .03   $   .03
                                                      =======   =======

7.   Comprehensive Income

     The components of comprehensive income are as follows:

                                      Six Months          Three Months
                                  Ended December 31,   Ended December 31
                                  ------------------   ------------------
                                     2002     2001        2002     2001
                                    ------   -----       ------   ------
                                              (In thousands)

     Net income (loss)              $  428   $617        $ (204)  $1,289

     Unrealized gain (loss) on
        interest rate swap
        agreements, net of tax        (104)   (73)            1       52

     Unrealized investment
        gain (loss), net of tax         --     (5)           --      (11)

     Foreign currency
        translation adjustment       1,685     89         1,224      (44)
                                    ------   ----        ------   ------
     Total comprehensive
        income (loss)               $2,009   $628        $1,021   $1,286
                                    ======   ====        ======   ======

8.   Bank Loan Agreements

     As of February 25, 1999, the Company replaced a previous agreement with a revised revolving credit, term loan and mortgage agreement with two banks which is secured by substantially all of the Company's assets not otherwise encumbered. The agreement provided for a revolving credit line of $23.0 million, a term loan of $20.0 million and a mortgage on its Plainview property for $4.5 million. The revolving credit loan facility was scheduled to expire December 31, 2002, but was extended until March 31, 2003. (See
     Note 14 - Subsequent Event). The term loan was fully paid with the proceeds from the Company's sale of its Common Stock in May 2000. The interest rate on borrowings under this agreement is at various rates depending upon certain financial ratios, with the current rate substantially equivalent to prime (4.25% at December 31, 2002) on the revolving credit borrowings. The Company paid a facility fee of $100,000 and is required to pay a commitment fee of .25% per annum of the average unused portion of the credit line. The mortgage is payable in monthly installments of approximately $26,000 through March 2008 and a balloon payment of $1.6 million in April 2008. The Company has entered into an interest rate swap agreement for the outstanding amount under the mortgage agreement at approximately 7.6% in order to reduce the interest rate risk associated with these borrowings. The fair market value of the interest rate swap agreement was $387,000 as of December 31, 2002 in favor of the banks.

     The terms of the loan agreement require compliance with certain covenants including minimum consolidated tangible net worth and pretax earnings, maintenance of certain financial ratios, limitations on capital expenditures and indebtedness and prohibition of the payment of cash dividends. In connection with the purchase of certain materials for use in manufacturing, the Company has a letter of credit of $2.0 million. At December 31, 2002, the Company's available unused line of credit was approximately $21.0 million after consideration of this letter of credit.

9.   Inventories

     Inventories consist of the following:

                                  December 31,   June 30,
                                      2002         2002
                                  ------------   --------
                                       (In thousands)
     Raw materials                  $33,441      $34,702
     Work in process                 25,911       21,939
     Finished goods                  15,046       15,399
                                    -------      -------
                                    $74,398      $72,040
                                    =======      =======

10.  Product Warranty

     The Company warrants its products against defects in design, materials and workmanship, generally for one year from their date of shipment. A provision for estimated future costs relating to these warranties is recorded when revenue is recorded and is included in cost of goods sold.

     Changes in the Company's product warranty liability during the six months ended December 31, 2002 were as follows:

                                          Six Months Ended
                                            December 31,
                                          ----------------
                                           2002     2001
                                          ------   -------
                                           (In thousands)

     Balance at beginning of period       $1,500    $ 270
     Provision for warranty obligations      816      326
     Charges incurred                       (891)    (306)
                                          ------    -----
     Balance at end of period             $1,425    $ 290
                                          ======    =====

11.  Income Taxes

     The Company is undergoing routine audits by various taxing authorities of several of its Federal and state income tax returns covering periods from 1997 to 2001. Management believes that the probable outcome of these various audits should not materially affect the consolidated financial statements of the Company.

     The Company recorded credits of $64,000 and $1.0 million to additional paid-in capital during the six months ended December 31, 2002 and 2001, respectively, in connection with the tax benefit related to compensation deductions on the exercise of stock options.

12.  Contingencies

     The Company was served recently with an action commenced by Ricoh Company, Ltd. ("Ricoh"). The action, which is pending in the United States District Court for the District of Delaware, alleges that the Company and several other unrelated defendants are infringing a certain patent owned by Ricoh which purportedly describes a method for designing an application specific integrated circuit. The action seeks unspecified damages and injunctive relief. The Company rejects any allegation that it is infringing this patent and intends to vigorously defend this lawsuit.

     The Company is involved in various other routine legal matters. Management believes the outcome of these matters will not have a materially adverse effect on the Company's consolidated financial statements.

13.  Business Segments

     The Company's business segments and major products included in each segment, are as follows:

     Microelectronic Solutions:        Test Solutions:
     a)Microelectronic Modules         a)Instrument Products
     b)Thin Film Interconnects         b)Motion Control Systems
     c)Integrated Circuits

     Isolator Products

                                        For The Six Months Ended
                                               December 31,
                                        ------------------------
                                             2002      2001
                                           --------   -------
                                             (In thousands)
     Business Segment Data:
     Net sales:
        Microelectronic solutions          $ 49,858   $47,977
        Test solutions                       80,682    29,402
        Isolator products                     7,657     7,924
                                           --------   -------
           Net sales                       $138,197   $85,303
                                           ========   =======

     Operating income:
        Microelectronic solutions          $  6,253   $ 4,939
        Test solutions                        1,020    (1,441)
        Isolator products                       220       542
        General corporate expenses           (2,888)   (2,217)
                                           --------   -------
                                              4,605     1,823

        Interest expense                        713       659
        Other expense (income), net               9    (1,088)
                                           --------   -------
           Income before income taxes      $  3,883   $ 2,252
                                           ========   =======

                                                      For The Three Months Ended
                                                             December 31,
                                                      --------------------------
                                                            2002      2001
                                                           -------   -------
                                                            (In thousands)

     Net sales:
        Microelectronic solutions                          $26,096   $25,947
        Test solutions                                      41,713    16,467
        Isolator products                                    3,955     3,582
                                                           -------   -------
           Net sales                                       $71,764   $45,996
                                                           =======   =======

     Operating income:
        Microelectronic solutions                          $ 4,013   $ 3,238
        Test solutions                                         659       445
        Isolator products                                      (40)        6
        General corporate expenses                          (1,801)   (1,201)
                                                           -------   -------
                                                             2,831     2,488

        Interest expense                                       362       321
        Other expense (income), net                           (103)     (511)
                                                           -------   -------
           Income before income taxes                      $ 2,572   $ 2,678
                                                           =======   =======

Revenues, based on the customers' locations, attributed to the United States and other regions are as follows:

                                                        For the Six Months Ended
                                                              December 31,
                                                        ------------------------
                                                             2002      2001
                                                           --------   -------
                                                             (In thousands)

United States of America                                   $ 89,493   $72,853
Europe and Middle East                                       37,390     7,828
Asia and Australia                                            9,619     3,341
Rest of World                                                 1,695     1,281
                                                           --------   -------
                                                           $138,197   $85,303
                                                           ========   =======

14.  Subsequent Event

     On February 14, 2003, the Company executed and delivered an amended and restated revolving credit and security agreement with two banks which will replace the Company's existing loan agreement upon the satisfaction of certain conditions involving the delivery of various documents. The amended and restated loan agreement increases the line of credit to $50 million through February 2007, continues the mortgage on the Company's Plainview property for $3.3 million and is secured by the pledge of the stock of certain of the Company's subsidiaries.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     We use our advanced design, engineering and manufacturing abilities to produce microelectronic and testing solutions. Our products are used in the aerospace, defense and broadband communications markets. We also design and manufacture motion control systems and shock and vibration isolation systems which are used for commercial, industrial and defense applications. Our operations are grouped into three segments:

     o    microelectronic solutions

     o    test solutions

     o    isolator products

     Our consolidated financial statements include the accounts of Aeroflex Incorporated and all of our subsidiaries. All of our subsidiaries are wholly-owned.

     Our microelectronic solutions segment has been designing, manufacturing and selling state-of-the-art microelectronics for the electronics industry since 1974. In January 1994, we acquired substantially all of the net operating assets of the microelectronics division of Marconi Circuit Technology Corporation, which manufactures a wide variety of microelectronic assemblies. In March 1996, we acquired MIC Technology Corporation which designs, develops, manufactures and markets microelectronic products in the form of passive thin film circuits and interconnects. Effective July 1, 1997, MIC Technology acquired certain equipment, inventory, licenses for technology and patents of two of Lucent Technologies' telecommunications component units - multi-chip modules and film integrated circuits. These units manufacture microelectronic modules and interconnect products. In February 1999, we acquired all of the outstanding stock of UTMC Microelectronic Systems, Inc., consisting of UTMC's integrated circuit business. UTMC designs and supplies radiation tolerant integrated circuits for defense and aerospace communications.

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

     o Altair, which we acquired in October 2000. Altair designs and develops advanced object-oriented control systems software based upon a proprietary software engine.

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

     In December 2002, our Board of Directors approved a formal plan to discontinue our fiber optic lithium niobate modulator operation. The plan called for an immediate cessation of operations and disposal of existing assets. The abandonment of the operation resulted in a charge of $2.6 million ($1.7 million, net of tax) in the quarter ended December 31, 2002. The charge included a cash requirement of $1.4 million, primarily for equipment leases and payroll costs, and a non-cash charge of $1.2 million, primarily for the write-off of owned equipment. In accordance with SFAS No. 144, the abandonment has been reported as a discontinued operation and, accordingly, losses from operations and the loss on abandonment have been reported separately from continuing operations.

     Approximately 37% of our sales for the six months ended December 31, 2002, 43% of our sales for fiscal 2002 and 29% of our sales for fiscal 2001 were to agencies of the United States government or to prime defense contractors or subcontractors of the United States government. The decrease from fiscal 2002 is primarily due to the acquisition in May 2002 of IFR, which has predominantly commercial customers.

     As used in this report, "we," "us" and "our" mean Aeroflex Incorporated and its subsidiaries (unless the content indicates otherwise).

Six Months Ended December 31, 2002 Compared to Six Months Ended December 31,
2001

     Net Sales. Net sales increased 62.0% to $138.2 million for the six months ended December 31, 2002 from $85.3 million for the six months ended December 31, 2001. Net sales in the microelectronic solutions segment increased 3.9% to $49.9 million for the six months ended December 31, 2002 from $48.0 million for the six months ended December 31, 2001 due primarily to increased sales volume of integrated circuits, primarily in the aerospace and defense markets, offset, in part, by decreased sales volume in thin film interconnects due to the continuing slowdown of the fiber optic market. Net sales in the test solutions segment increased 174.4% to $80.7 million for the six months ended December 31, 2002 from $29.4 million for the six months ended December 31, 2001 primarily due to the acquisition of IFR Systems in May 2002. Net sales in the isolator products segment decreased 3.4% to $7.7 million for the six months ended December 31, 2002 from $7.9 million for the six months ended December 31, 3001 due to lower sales volume of military isolators.

     Gross Profit. Cost of sales includes materials, direct labor and overhead expenses such as engineering labor, fringe benefits, allocable occupancy costs, depreciation and manufacturing supplies. Gross profit increased 72.6% to $52.1 million (37.7% of net sales) for the six months ended December 31, 2002 from $30.2 million (35.4% of net sales) for the six months ended December 31, 2001. The increases were primarily a result of the effect of the acquisition of IFR, which has higher gross margins than our historical average.

     Selling, General and Administrative Costs. Selling, general and administrative costs include office and management salaries, fringe benefits and commissions. Selling, general and administrative costs increased 68.4% to $32.5 million (23.5% of net sales) for the six months ended December 31, 2002 from $19.3 million (22.6% of net sales) for the six months ended December 31, 2001. The increase in such expenses was due primarily to the addition of the expenses of IFR.

     Research and Development Costs. Research and development costs include material, engineering labor and allocated overhead. Our self-funded research and development costs increased 65.4% to $15.0 million (10.8% of net sales) for the six months ended December 31, 2002 from $9.1 million (10.6% of net sales) for the six months ended December 31, 2001. The increase was primarily due to the addition of the expenses of IFR.

     Other Expense (Income). Interest expense was $713,000 for the six months ended December 31, 2002 and $659,000 for the six months ended December 31, 2001. Other expense of $9,000 for the six months ended December 31, 2002 consists of foreign currency transaction losses of $464,000 and a $185,000 decrease in the fair value of our interest rate swap agreements partially offset by interest income of $428,000 and other miscellaneous income. Other income of $1.1 million for the six months ended December 31, 2001 consisted primarily of interest income. Interest income decreased primarily due to lower levels of cash and marketable securities, which were used to acquire IFR, and lower market interest rates.

     Provision for Income Taxes. The income tax provision was $1.3 million (an effective income tax rate of 34.1%) for the six months ended December 31, 2002 and $765,000 (an effective income tax rate of 34.0%) for the six months ended December 31, 2001. The income tax provision for the two periods differed from the amount computed by applying the U.S. Federal income tax rate to income before income taxes primarily due to foreign, state and local income taxes and research and development credits.

     Income From Continuing Operations. Income from continuing operatons for the six months ended December 31, 2002 was $2.6 million or $.04 per diluted share, versus $1.5 million, or $.02 per diluted share, for the six months ended December 31, 2001.

Three Months Ended December 31, 2002 Compared to Three Months Ended December 31, 2001

     Net Sales. Net sales increased 56.0% to $71.8 million for the three months ended December 31, 2002 from $46.0 million for the three months ended December 31, 2001. Net sales in the microelectronic solutions segment increased 0.6% to $26.1 million for the three months ended December 31, 2002 from $25.9 million for the three months ended December 31, 2001 due primarily to increased sales volume of integrated circuits, primarily in the aerospace and defense markets, offset, in part, by decreased sales volume in thin film interconnects and microelectronic modules due to the continuing slowdown of the fiber optic market. Net sales in the test solutions segment increased 153.3% to $41.7 million for the three months ended December 31, 2002 from $16.5 million for the three months ended December 31, 2001 primarily due to the acquisition of IFR Systems in May 2002. Net sales in the isolator products segment increased 10.4% to $4.0 million for the three months ended December 31, 2002 from $3.6 million for the three months ended December 31, 3001 due to higher sales volume of commercial isolators.

     Gross Profit. Gross profit increased 59.3% to $27.1 million (37.8% of net sales) for the three months ended December 31, 2002 from $17.0 million (37.0% of net sales) for the three months ended December 31, 2001. The increases were primarily a result of the effect of the acquisition of IFR, which has higher gross margins than our historical average.

     Selling, General and Administrative Costs. Selling, general and administrative costs increased 71.2% to $16.9 million (23.6% of net sales) for the three months ended December 31, 2002 from $9.9 million (21.5% of net sales) for the three months ended December 31, 2001. The increase in such expenses was due primarily to the addition of the expenses of IFR.

     Research and Development Costs. Our self-funded research and development costs increased 58.5% to $7.4 million (10.2% of net sales) for the three months ended December 31, 2002 from $4.6 million (10.1% of net sales) for the three months ended December 31, 2001. The increase was primarily due to the addition of the expenses of IFR.

     Other Expense (Income). Interest expense was $362,000 for the three months ended December 31, 2002 and $321,000 for the three months ended December 31, 2001. Other income of $103,000 for the three months ended December 31, 2002 consists of $123,000 of interest income, $88,000 from the sale of a product line and other miscellaneous income partially offset by foreign currency transaction losses of $218,000. Other income of $511,000 for the three months ended December 31, 2001 consisted primarily of $406,000 of interest income and an $85,000 increase in the fair value of our interest rate swap agreements. Interest income decreased primarily due to lower levels of cash and marketable securities, which were used to acquire IFR, and lower market interest rates.

     Provision for Income Taxes. The income tax provision was $888,000 (an effective income tax rate of 34.5%) for the three months ended December 31, 2002 and $909,000 (an effective income tax rate of 33.9%) for the three months ended December 31, 2001. The income tax provision for the two periods differed from the amount computed by applying the U.S. Federal income tax rate to income before income taxes primarily due to foreign, state and local income taxes and research and development credits.

     Income From Continuing Operations. Income from continuing operatons for the three months ended December 31, 2002 was $1.7 million or $.03 per diluted share, versus $1.8 million, or $.03 per diluted share, for the three months ended December 31, 2001.

Liquidity and Capital Resources

     As of December 31, 2002, we had $148.6 million in working capital. Our current ratio was 4.4 to 1 at December 31, 2002. As of February 25, 1999, we replaced a previous agreement with a revised revolving credit, term loan and mortgage agreement with two banks which is secured by substantially all of our assets not otherwise encumbered. The agreement provided for a revolving credit line of $23.0 million, a term loan of $20.0 million and a mortgage on our Plainview property for $4.5 million. The revolving credit loan facility was scheduled to expire December 31, 2002, but was extended until March 31, 2003. The term loan was fully paid in May 2000 with the proceeds from the sale of our Common Stock. The interest rate on borrowings under this agreement is at various rates depending upon certain financial ratios, with the current rate substantially equivalent to prime (4.25% at December 31, 2002) on the revolving credit borrowings. The mortgage is payable in monthly installments of approximately $26,000 through March 2008 and a balloon payment of $1.6 million in April 2008. We have entered into an interest rate swap agreement for the outstanding amount under the mortgage agreement at approximately 7.6% in order to reduce the interest rate risk associated with these borrowings.

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

     On February 14, 2003, we executed and delivered an amended and restated revolving credit and security agreement with two banks which will replace our existing loan agreement upon the satisfaction of certain conditions involving the delivery of various documents. The amended and restated loan agreement increases the line of credit to $50 million through February 2007, continues the mortgage on our Plainview property for $3.3 million and is secured by the pledge of the stock of certain of our subsidiaries.

     For the six months ended December 31, 2002, our operations provided cash of $4.6 million primarily due to the profitability of operations and the reduction in accounts receivable, partially offset by reductions in accounts payable and accrued expenses. For the six months ended December 31, 2002, our investing activities used cash of $4.9 million primarily for capital expenditures. For the six months ended December 31, 2002, our financing activities used cash of $450,000 primarily for debt repayments offset, in part, by the proceeds from the exercise of stock options.

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

     During fiscal year 2002, we announced certain strategic consolidations of our manufacturing operations. The total restructuring charges are expected to be $9.1 million with a cash cost of $4.3 million. These restructurings are expected to be completed by March 2003 and are expected to reduce annual operating costs by approximately $6.3 million and result in annual cash savings of approximately $5.3 million. The restructuring charges included the elimination of excess equipment capacity (primarily in the microelectronics segment), severance and other employee related expenses.

     We believe that existing cash and cash equivalents coupled with internally generated funds will be sufficient for our working capital requirements, restructuring charges, capital expenditure needs and the servicing of our debt for the foreseeable future. Our cash and cash equivalents are available to fund acquisitions and other potential large cash needs that may arise. At December 31, 2002, our available unused line of credit was $21.0 million after consideration of letters of credit.

     The following table summarizes, as of December 31, 2002, our obligations and commitments to make future payments under debt and operating leases:

                                          Payments due by period
                           -----------------------------------------------------
                                     Less Than                            After
                            Total     1 Year     1-3 Years   4-5 Years   5 Years
                           -------   ---------   ---------   ---------   -------
                                               (In thousands)

Long-term debt .........   $13,967     $1,962     $ 3,336      $1,691    $ 6,978
Operating leases .......    33,738      6,081       8,914       5,181     13,562
                           -------     ------     -------      ------    -------
Total ..................   $47,705     $8,043     $12,250      $6,872    $20,540
                           =======     ======     =======      ======    =======

     The operating lease commitments shown in the above table have not been reduced by future minimum sub-lease rentals of $16.4 million.

     In the normal course of business, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. None of these obligations are individually significant. We do not expect that these commitments as of December 31, 2002 will materially adversely affect our liquidity.

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

     SFAS 142 requires that we perform an assessment of whether there is an indication that goodwill is impaired on an annual basis unless events or circumstances warrant a more frequent assessment. The impairment assessment involves, among other things, an estimate of the fair value of each of the Company's reporting units (as defined in SFAS 142). Such estimates involve forward looking assessments, are inherently subjective, and are subject to change in future periods.

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

Recent Accounting Pronouncements

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. We adopted SFAS No. 144 effective July 1, 2002. The adoption did not have any impact on our consolidated financial statements.

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

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires certain guarantees to be recorded at fair value regardless of the probability of the loss. We will adopt FIN 45 prospectively as of January 1, 2003. We do not expect such adoption to have a material impact on the consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123 "Accounting for Stock-Based Compensation." Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 in both annual and interim financial statements. The disclosure requirements shall be effective for financial reports for interim periods beginning after December 31, 2002. We will adopt the disclosure portion of this statement for the fiscal quarter ending March 31, 2003. The adoption will not have any impact on the Company's consolidated financial position or results of operations.

     In November 2002, the Emerging Issues Task Force (EITF) finalized EITF Issue 00-21, "Revenue Arrangements with Multiple Deliverables", which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF Issue 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently analyzing the impact of its adoption on our consolidated financial statements.

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

ITEM 3 - QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk related to changes in interest rates and to foreign currency exchange rates. Most of our debt is at fixed rates of interest or at a variable rate with an interest rate swap agreement which effectively converts the variable rate debt into fixed rate debt. Therefore, if market interest rates increase by 10 percent from levels at December 31, 2002, the effect on our net income would be a reduction of approximately $20,000 per year. Most of our invested cash and cash equivalents are at variable rates of interest. If market interest rates decrease by 10 percent from levels at December 31, 2002, the effect on our net income would be a decrease of approximately $40,000 per year. We operate businesses that are located outside of the United States, which exposes us to the fluctuation of foreign currency exchange rates (primarily the British Pound and the Euro). If foreign currency exchange rates change by 10% from levels at December 31, 2002, the effect on our other comprehensive income would be approximately $3.7 million.

ITEM 4 - CONTROLS AND PROCEDURES

     On February 4, 2003, there were meetings held under the supervision of our management, including our Chairman of the Board, who is our Chief Executive Officer, and our President, who is our Chief Financial Officer, during which there was an evaluation of the effectiveness of our disclosure controls and procedures. They have advised us that based on such evaluation, they believe such controls and procedures are effective.

     Our Chairman of the Board and our President are involved in ongoing evaluations of internal controls. In February 2003, in anticipation of the filing of this Form 10-Q, they reviewed the most recent evaluation of our internal controls prepared by our internal auditor. There have been no significant changes in our internal controls or in other factors that would significantly affect our internal controls subsequent to such evaluation.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     The Company was served recently with an action commenced by Ricoh Company, Ltd. ("Ricoh"). The action, which is pending in the United States District Court for the District of Delaware, alleges that the Company and several other unrelated defendants are infringing a certain patent owned by Ricoh which purportedly describes a method for designing an application specific integrated circuit. The action seeks unspecified damages and injunctive relief. The Company rejects any allegation that it is infringing this patent and intends to vigorously defend this lawsuit.

Item 2. Changes in Securities

     None

Item 3. Defaults upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     (a) The Registrant held its Annual Meeting of Stockholders on November 21, 2002.

     (b)  Not applicable.

     (c) (i) Three directors were elected at the Annual Meeting to serve until the Annual Meeting of Stockholders in 2005. The names of these directors and votes cast in favor of their election and shares withheld are as follows:

               Name          Votes For   Votes Withheld
          ---------------   ----------   --------------
          Michael Gorin     52,310,452     2,395,770
          Donald S. Jones   51,945,404     2,760,818
          Eugene Novikoff   50,117,231     4,588,991

          (ii) The stockholders of the Registrant approved the adoption of the 2002 Outside Directors Stock Option Plan: 27,710,028 shares were voted in favor of this proposal, 26,876,308 shares were voted against this proposal and 119,886 abstained.

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

               10.1 Fifth Amended and Restated Loan and Security Agreement among the Registrant, certain of its subsidiaries, JP Morgan Chase Bank and Fleet National Bank dated as of February 14, 2003.

               99.1 Certification of Chief Executive Officer pursuant to Section
                    906 of Sarbanes-Oxley Act of 2002.

               99.2 Certification of Chief Financial Officer pursuant to Section
                    906 of Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

               Form 8-K dated December 23, 2002 - Item 5 - Extension of Loan Agreement

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 AEROFLEX INCORPORATED
                                                      (REGISTRANT)


February 14, 2003                      By:         /s/ Michael Gorin
                                          ----------------------------------
                                                       Michael Gorin
                                          President, Chief Financial Officer
                                            and Principal Accounting Officer

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

Date: February 14, 2003



                                         /s/ Harvey R. Blau
                                         -----------------------------------
                                         Harvey R. Blau
                                         Chairman of the Board
                                         (Principal Executive Officer)

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

Date: February 14, 2003



                                         /s/ Michael Gorin
                                         -----------------------------------
                                         Michael Gorin
                                         President
                                         (Principal Financial Officer)

                          STATEMENT OF DIFFERENCES
                          ------------------------

 The section symbol shall be expressed as............................... 'SS'