Form 10-Q
period 2003-03-31
AEROFLEX INC
filed 2003-05-15
CIK 2601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

 For the quarter ended    March 31, 2003
                      ---------------------------------------------
 Commission File Number 000-02324

                              --------------------

                              AEROFLEX INCORPORATED

             (Exact name of Registrant as specified in its Charter)

             DELAWARE                                 11-1974412
   (State or other jurisdiction                    (I.R.S. Employer
 of incorporation or organization)                Identification No.)


       35 South Service Road
       Plainview, N.Y. 11803                            11803
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

               Yes         X                      No
                   --------------------              --------------------

 *Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

               Yes         X                      No
                   --------------------              --------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

 May 15, 2003       60,113,092  shares (excluding 4,388 shares held in treasury)
--------------------------------------------------------------------------------
  (Date)                            (Number of Shares)

           NOTE: THIS IS PAGE 1 OF A DOCUMENT CONSISTING OF 33 PAGES.
                                                           ----

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES


                                      INDEX
                                      -----


                                                                           PAGE
                                                                           ----

     PART I:  FINANCIAL INFORMATION
     ------   ---------------------


Item 1 - CONSOLIDATED BALANCE SHEETS                                       3-4
          March 31, 2003 and June 30, 2002

         CONSOLIDATED STATEMENTS OF OPERATIONS                             5-6
          Nine and Three Months Ended March 31, 2003 and 2002

         CONSOLIDATED STATEMENTS OF CASH FLOWS                              7
          Nine Months Ended March 31, 2003 and 2002

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                        8-18

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                             19-26
          Nine and Three Months Ended March 31, 2003 and 2002

Item 3 - QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK                                                      26

Item 4 - CONTROLS AND PROCEDURES                                           27

       PART II:  OTHER INFORMATION
       -------   -----------------

Item 1 - LEGAL PROCEEDINGS                                                 28

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K                                  28

SIGNATURES                                                                 29

CERTIFICATIONS                                                            30-33

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                     March 31,        June 30,
                                                       2003             2002
                                                   -------------    ------------
                                                    (Unaudited)       (Note 3)
                                                           (In thousands)

ASSETS

Current assets:
    Cash and cash equivalents                       $ 42,705         $ 38,559
    Accounts receivable, less allowance for
      doubtful accounts of $500,000 and $636,000      64,053           63,384
    Income taxes receivable                              870            4,432
    Inventories                                       74,456           72,040
  Deferred income taxes                               12,956           12,259
  Assets of discontinued operations                     -               1,367
  Prepaid expenses and other current assets            6,796            3,360
                                                    ---------        ---------
       Total current assets                          201,836          195,401

Property, plant and equipment, net                    68,817           73,473
Intangible assets with definite lives, net            15,778           17,815
Goodwill                                              22,476           20,179
Deferred income taxes                                    867            2,477
Other assets                                          11,636            9,120
                                                   ---------        ---------
      Total assets                                  $321,410         $318,465
                                                   =========        =========



                 See notes to consolidated financial statements.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (continued)



                                                     March 31,         June 30,
                                                       2003              2002
                                                    ----------        ----------
                                                    (Unaudited)        (Note 3)
                                                          (In thousands)


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Current portion of long-term debt                  $  1,844          $  2,171
  Accounts payable                                     16,490            18,356
  Advance payments by customers                         2,816             1,775
  Liabilities of discontinued operations                1,074               366
  Accrued expenses and other current liabilities       24,130            26,637
                                                     ---------          --------
    Total current liabilities                          46,354            49,305

Long-term debt                                         11,603            12,638
Other long-term liabilities                             8,348             7,040
                                                     ---------         ---------

    Total liabilities                                  66,305            68,983
                                                     ---------         ---------

Stockholders' equity:
  Preferred Stock, par value $.10 per share;
    authorized 1,000,000 shares:
     Series A Junior Participating Preferred
     Stock, par value $.10 per share,
     authorized 110,000; none issued                       -                  -
  Common Stock, par value $.10 per share;
    authorized 110,000,000 shares; issued
    60,117,000 and 60,006,000 shares                   6,012              6,001
  Additional paid-in capital                         222,921            222,351
  Accumulated other comprehensive income               3,578              1,881
  Retained earnings                                   22,608             19,263
                                                    ---------          ---------
                                                     255,119            249,496

  Less: Treasury stock, at cost (4,000 shares)            14                 14
                                                    ---------          ---------

    Total stockholders' equity                       255,105            249,482
                                                    ---------          ---------

    Total liabilities and stockholders' equity      $321,410           $318,465
                                                    =========          =========






                 See notes to consolidated financial statements.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)

                                                        Nine Months Ended
                                                              March 31,

                                                    2003                 2002
                                                  -------              ---------
                                                                       (Note 3)
                                                             (Unaudited)

Net sales                                        $213,139              $135,875
Cost of sales                                     131,343                87,453
                                                 ---------             ---------
  Gross profit                                     81,796                48,422
                                                 ---------             ---------

Selling, general and administrative costs          50,003                33,229
Research and development costs                     22,751                14,965
                                                 ---------             ---------
                                                   72,754                48,194
                                                 ---------             ---------
  Operating income                                  9,042                   228
                                                 ---------             ---------

Other expense (income)
  Interest expense                                  1,023                 1,138
  Other expense (income)                             (284)               (1,666)
                                                 ---------             ---------
    Total other expense (income)                      739                  (528)
                                                 ---------             ---------
Income before income taxes                          8,303                   756
Provision for income taxes                          2,820                   282
                                                 ---------             ---------

Income from continuing operations                   5,483                   474
                                                 ---------             ---------
Discontinued operations (Note 3)
  Loss from discontinued operations,
    net of tax benefit of $208 and $757               404                 1,485
  Loss on abandonment of operations,
    net of tax benefit of $892                      1,734                  -
                                                 ---------             ---------
  Loss from discontinued operations,
    net of tax                                      2,138                 1,485
                                                 ---------             ---------
Net income (loss)                                $  3,345              $ (1,011)
                                                 =========             =========

Income (loss) per common share:
  Basic
    Continuing operations                            $ .09                $ .01
    Discontinued operations                           (.03)                (.03)
                                                     -----                 -----
    Net income (loss)                                $ .06                $(.02)
                                                     =====                 =====

  Diluted
    Continuing operations                            $ .09                $ .01
    Discontinued operations                           (.03)                (.03)
                                                     -----                 -----
    Net income (loss)                                $ .06                $(.02)
                                                     =====                 =====

Weighted average number of
  common shares outstanding:
    Basic                                          60,180                59,926
                                                =========              =========
    Diluted                                        60,739                61,992
                                                =========              =========


                 See notes to consolidated financial statements.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)

                                                           Three Months Ended
                                                                March 31,
                                                           ------------------
                                                   2003                   2002
                                                ---------              ---------
                                                                        (Note 3)
                                                          (Unaudited)

Net sales                                       $ 74,942               $ 50,571
Cost of sales                                     45,208                 32,314
                                                ---------              ---------
  Gross profit                                    29,734                 18,257
                                                ---------              ---------

Selling, general and administrative costs         17,540                 13,951
Research and development costs                     7,757                  5,901
                                                ---------              ---------
                                                  25,297                 19,852
                                                ---------              ---------
  Operating income (loss)                          4,437                 (1,595)
                                                ---------              ---------

Other expense (income)
  Interest expense                                   310                    479
  Other expense (income)                            (293)                  (578)
                                                ---------              ---------
    Total other expense (income)                      17                    (99)
                                                ---------              ---------
Income (loss) before income taxes                  4,420                 (1,496)
Provision (benefit) for income taxes               1,495                   (483)
                                                ---------              ---------

Income (loss) from continuing operations           2,925                 (1,013)
                                                ---------              ---------
Discontinued operations (Note 3)
  Loss from discontinued operations,
    net of tax benefit of $5 and $316                  8                    616
  Loss on abandonment of operations                 -                     -
                                                ---------              ---------
  Loss from discontinued operations,
    net of tax                                         8                    616
                                                ---------              ---------
Net income (loss)                               $  2,917               $ (1,629)
                                                =========              =========

Income (loss) per common share:
  Basic
    Continuing operations                         $ .05                   $(.02)
    Discontinued operations                         -                      (.01)
                                                  -----                    -----
    Net income (loss)                             $ .05                   $(.03)
                                                  =====                    =====

  Diluted
    Continuing operations                         $ .05                   $(.02)
    Discontinued operations                         -                      (.01)
                                                  -----                    -----
    Net income (loss)                             $ .05                   $(.03)
                                                  =====                    =====

Weighted average number of
  common shares outstanding:
    Basic                                         60,229                  60,088
                                               =========               =========
    Diluted                                       60,831                  60,088
                                               =========               =========



                 See notes to consolidated financial statements.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)


                                                                                                   Nine Months Ended
                                                                                                       March 31,
                                                                                          2003                         2002
                                                                                       ----------                   ----------
                                                                                                                     (Note 3)
                                                                                                      (Unaudited)

Cash Flows From Operating Activities:
 Net income (loss)                                                                       $  3,345                    $ (1,011)
 Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
   Loss from discontinued operations                                                        3,238                       2,242
   Depreciation and amortization                                                           11,410                       8,289
   Restructuring charge                                                                       -                         5,050
   Deferred income taxes                                                                    1,191                        (466)
   Other, net                                                                                (132)                        274
 Change in operating assets and liabilities:
   Decrease (increase) in accounts receivable                                                (460)                     (1,529)
   Decrease (increase) in inventories                                                      (2,011)                       (830)
   Decrease (increase) in prepaid expenses
    and other assets                                                                       (1,489)                       (262)
   Increase (decrease) in accounts payable, accrued
    expenses and other liabilities                                                         (4,546)                     (8,108)
                                                                                         ---------                   ---------

Net Cash Provided By (Used In) Operating Activities                                        10,546                       3,649
                                                                                         ---------                   ---------

Cash Flows From Investing Activities:
  Payment for purchase of business                                                         (1,039)                       (283)
  Capital expenditures                                                                     (4,100)                     (3,169)
  Cash flow provided by (used in) discontinued
    operations                                                                             (1,163)                     (1,611)
  Purchase of marketable securities                                                          -                         (5,938)
  Proceeds from sale of marketable securities                                                -                         11,994
  Other, net                                                                                   40                        -
                                                                                         ---------                   ---------

Net Cash Provided By (Used In) Investing Activities                                        (6,262)                        993
                                                                                         ---------                   ---------

Cash Flows From Financing Activities:
  Borrowings under debt agreements                                                           -                             89
  Debt repayments                                                                          (1,362)                     (1,516)
  Proceeds from the exercise of stock options                                                 485                       1,640
  Amounts paid for withholding taxes on stock option
    exercises                                                                                 (84)                     (1,485)
  Withholding taxes collected for stock option
    exercises                                                                                  84                       1,485
                                                                                         ---------                   ---------
Net Cash Provided By (Used In) Financing Activities                                          (877)                        213
                                                                                         ---------                   ---------
Effect of exchange rate changes on cash
  and cash equivalents                                                                        739                        -
                                                                                         ---------                   ---------
Net Increase (Decrease) In Cash
  And Cash Equivalents                                                                      4,146                       4,855
Cash And Cash Equivalents At Beginning Of Period                                           38,559                      69,896
                                                                                         ---------                   ---------
Cash And Cash Equivalents At End Of Period                                               $ 42,705                    $ 74,751
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

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

 1.      Basis of Presentation
         ---------------------

         The consolidated balance sheet of Aeroflex Incorporated and Subsidiaries ("the Company") as of March 31, 2003, the related consolidated statements of operations for the nine and three months ended March 31, 2003 and 2002, and the consolidated statements of cash flows for the nine months ended March 31, 2003 and 2002 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2003 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2002 annual report to shareholders. There have been no changes of significant accounting policies since June 30, 2002, except as disclosed in Note 2. Certain reclassifications have been made to previously reported financial statements to conform to current classifications.

         Results of operations for the nine and three month periods are not necessarily indicative of results of operations for the corresponding years.

 2.      Recent Accounting Pronouncements
         --------------------------------

         In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted SFAS No. 144 effective July 1, 2002. The adoption did not have any impact on the consolidated financial statements.

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

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires certain guarantees to be recorded at fair value regardless of the probability of the loss. FIN 45 has been adopted prospectively by the Company as of January 1, 2003. The adoption did not have any impact on the consolidated financial statements.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123 "Accounting for Stock-Based Compensation." Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 in both annual and interim financial statements. The Company has adopted the disclosure portion of this statement for the fiscal quarter ended March 31, 2003. The adoption did not have any impact on the Company's consolidated financial position or results of operations.

         In November 2002, the Emerging Issues Task Force ("EITF") finalized EITF Issue 00- 21, "Revenue Arrangements with Multiple Deliverables", which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF Issue 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently analyzing the impact of its adoption on its consolidated financial statements.

 3.      Discontinued Operation
         ----------------------

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

 4.      Acquisition of Business and Intangible Assets
         ---------------------------------------------

         Acquisition of IFR Systems

         On May 20, 2002, the Company acquired 75.1% of the outstanding stock of IFR Systems, Inc. ("IFR"). Effective June 19, 2002, IFR was merged into a wholly- owned subsidiary of the Company, with IFR as the surviving wholly-owned subsidiary. The Company paid $61.9 million from its available cash and marketable securities, including $48.8 million which was advanced to IFR to satisfy IFR's bank indebtedness. IFR designs and manufactures advanced test solutions for communications, avionics and general test and measurement applications. As a result of the acquisition, the Company has broadened its Test Solutions Segment product portfolio and its international sales network.

         The Company evaluated the acquired tangible and identifiable intangible assets to serve as a basis for allocation of the purchase price. The Company allocated the purchase price, including acquisition costs of approximately $1.9 million, based on the estimated fair value of the assets acquired and liabilities assumed, as follows:
                                                                 (In thousands)
                                                                  ------------
         Current assets (excluding cash of $8.0 million)....         $ 44,209
         Property, plant and equipment......................           20,242
         Developed technology...............................            8,230
         Goodwill...........................................            5,058
         In-process research and development................            1,100
         Other..............................................               62
                                                                    ---------
           Total assets acquired............................           78,901
                                                                    ---------
         Current liabilities................................          (22,208)
         Long-term debt.....................................           (2,814)
                                                                    ---------
           Total liabilities assumed........................          (25,022)
                                                                    ---------
           Net assets acquired..............................         $ 53,879
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

         Summarized below are the unaudited pro forma results of operations of the Company as if IFR had been acquired at the beginning of the fiscal period presented. The $1.1 million write-off has not been included in the March 31, 2002 pro forma results of operations in order to provide comparability to the respective historical period.

                                                         Pro Forma
                                                     Nine Months Ended
                                                          March 31,
                                                            2002
                                                     -----------------
                                           (In thousands, except per share data)

         Net sales.........................              $221,771
         Income (loss) from continuing
           operations......................                (6,777)
         Income (loss) from continuing
             operations per share:
             Basic.........................              $   (.11)
             Diluted.......................              $   (.11)


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

         Intangibles   with  Definite   Lives  The   components  of  amortizable
         intangible assets are as follows:

                                                  As of March 31, 2003
                                                  --------------------
                                    Gross Carrying    Accumulated      Net Book
                                        Amount        Amortization       Value
                                    --------------    ------------     --------
                                                     (In thousands)


      Existing technology......       $ 23,769          $  8,583       $ 15,186
      Tradenames...............          1,000               408            592
                                      ---------         ---------      ---------
          Total................       $ 24,769          $  8,991       $ 15,778
                                      =========         =========      =========



         The aggregate amortization expense for the amortized intangible assets was $2.3 million for the nine months ended March 31, 2003.

         The estimated aggregate amortization expense for each of the twelve month periods ending March 31, is as follows:

                                               (In thousands)
                   2004....................       $ 3,003
                   2005....................         3,000
                   2006....................         3,000
                   2007....................         3,000
                   2008....................         2,886


         Goodwill
         The carrying amount of goodwill is as follows:

                               Balance                              Balance
                                as of                                as of
                               July 1,          Adjustment          March 31,
                                2002            (Note a)              2003
                             ----------        ------------       ------------
                                              (In thousands)

Microelectronic
  solutions
  segment...............     $ 5,367            $   -               $ 5,367
Test solutions
  segment...............      14,023               2,297             16,320
Isolator products
  segment...............         789                -                   789
                             --------           ---------           --------
    Total...............     $20,179            $  2,297            $22,476
                             ========           =========           ========


Note a - The additional goodwill recorded during the period is a result of adjustments to the fair value of assets and liabilities assumed in the acquisition of IFR and contingent payments pursuant to a purchase agreement.

5.       Restructuring Charges
         ---------------------

         In fiscal 2002, the Company initiated strategic plans to consolidate three of its manufacturing operations to take advantage of excess manufacturing capacity in certain of its facilities and reduce operating costs. The Company recorded charges to eliminate excess equipment capacity, primarily in its microelectronics segment, and for personnel related costs. These consolidations are substantially complete. In connection with these restructurings, the Company recorded charges of $5.0 million and $4.1 million during the quarters ended March 31, 2002 and June 30, 2002, respectively, or $3.4 million and $2.9 million, net of tax, respectively.

         The following table sets forth the charges and payments related to the restructuring reserve for the nine months ended March 31, 2003:


                              Balance                                 Balance
                              July 1,       Nine Months Ended         March 31,
                               2002           March 31, 2003           2003
                          -------------   -----------------------   ------------
                                         Adjustments to
                          Restructuring  Restructuring     Cash    Restructuring
                             Reserve        Reserve      Payments     Reserve
                           -----------  --------------  ---------- -------------
                                               (In thousands)

Workforce reduction.....   $   1,406       $     58      $ (1,271)    $    193

Lease payments..........         864            (35)         (670)         159

Plant shutdown..........         106             99           (84)         121
                           ----------      ---------     ---------    ---------

  Total operating costs.   $   2,376       $    122      $ (2,025)    $    473
                           ==========      =========     =========    =========



         The amounts above exclude $11.0 million of restructuring charges recorded during the quarter ended June 30, 2002 for the Company's fiber optic lithium niobate modulator operation which, as of December 2002, has been reclassified as a discontinued operation. The charges related to such discontinuance were primarily due to the impairment of goodwill and other intangibles.

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

                                                        Nine Months
                                                      Ended March 31,
                                                 ------------------------
                                                 2003                2002
                                                 ----                ----
                                          (In thousands, except per share data)

Income from continuing operations             $ 5,483              $   474
                                              ========             ========

Computation of adjusted weighted
  average shares outstanding:
Weighted average shares outstanding            60,180               59,926
Add: Effect of dilutive options
  outstanding                                     559                2,066
                                              --------             --------
Weighted average shares and common
  share equivalents used for computation
  of diluted earnings per common share         60,739               61,992
                                              ========             ========

Income from continuing operations
          per share  - Basic                   $ .09                $ .01
                                               ======               ======
                 - Diluted                     $ .09                $ .01
                                               ======               ======



                                                       Three Months
                                                      Ended March 31,
                                                  ------------------------
                                                  2003                2002
                                                  ----                ----
                                          (In thousands, except per share data)

Income (loss) from continuing operations        $ 2,925             $(1,013)
                                                ========            ========

Computation of adjusted weighted
   average shares outstanding:
Weighted average shares outstanding              60,229              60,088
Add: Effect of dilutive options
  outstanding                                       602                -
                                                --------            --------
Weighted average shares and common
  share equivalents used for computation
  of diluted earnings per common share           60,831              60,088
                                                ========            ========

Income (loss) from continuing operations
          per share  - Basic                     $ .05               $(.02)
                                                 ======              ======
                 - Diluted                       $ .05               $(.02)
                                                 ======              ======


Options to purchase 11.3 million shares at exercise prices ranging between $6.85 and $34.41 per share were outstanding as of March 31, 2003 but were not included in the computation of diluted EPS because the exercise prices of these options were greater than the average market price of the common shares

7.       Accounting for Stock-Based Compensation
         ---------------------------------------

         The Company records compensation expense for employee and director stock options only if the current market price of the underlying stock exceeds the exercise price on the date of the grant. The Company has chosen not to implement the fair value based accounting method for employee and director stock options, but has elected to disclose the pro forma income and income per share as if such method had been used to account for stock-based compensation costs as described in SFAS No. 123.

         The per share weighted average fair value of stock options granted during the nine months ended March 31, 2003 and 2002 was $5.36 and $7.12, respectively, on the date of grant. These fair values were determined using the Black Scholes option-pricing model with the following weighted average assumptions: 2003 - expected dividend yield of 0%, risk free interest rate of 3.9%, expected volatility of 112%, and an expected option life of 5.4 years; 2002 - expected dividend yield of 0%, risk free interest rate of 4.9%, expected volatility of 122%, and an expected option life of 5.3 years.

         The per share weighted average fair value of stock options granted during the quarter ended March 31, 2003 and 2002 was $5.40 and $9.11, respectively, on the date of grant. These fair values were determined using the Black Scholes option-pricing model with the following weighted average assumptions: 2003 - expected dividend yield of 0%, risk free interest rate of 3.7%, expected volatility of 112%, and an expected life of 7.4 years; 2002 - expected dividend yield of 0%, risk free interest rate of 5.0%, expected volatility of 122%, and an expected life of 7.5 years. The Company's income (loss) from continuing operations and income (loss) from continuing operations per share using the pro forma compensation cost would have been:

                                                        Nine Months Ended         Three Months Ended
                                                             March 31,                  March 31,
                                                       ------------------       ---------------------
                                                         2003       2002           2003        2002
                                                        ------     ------         ------      ------
                                                                       (In thousands)

      Income (loss) from
        continuing operations                         $  5,483    $    474       $  2,925    $ (1,013)

      Deduct: Total stock-based
        employee compensation
        expense determined under
        fair value based method
        for all grants, net of tax                     (23,588)    (32,484)        (5,850)    (11,010)
                                                      ---------   ---------      ---------   ---------

      Pro forma income (loss) from
        continuing operations                         $(18,105)   $(32,010)      $ (2,925)   $(12,023)
                                                      =========   =========      =========   =========

      Earnings per share:
         Basic - as reported                            $ 0.09      $ 0.01         $ 0.05      $(0.02)
                                                       =======     =======        =======     =======
         Basic - pro forma                              $(0.30)     $(0.53)        $(0.05)     $(0.20)
                                                       =======     =======        =======     =======

         Diluted - as reported                          $ 0.09      $ 0.01         $ 0.05         *
                                                       =======     =======        =======     =======
         Diluted - pro forma                               *           *              *           *
                                                       =======     =======        =======     =======


* As a result of the loss, all options are anti-dilutive.

 8.      Comprehensive Income
         --------------------
         The components of comprehensive income are as follows:


                                                          Nine Months                Three Months
                                                          Ended March 31,           Ended March 31,
                                                     ----------------------     ---------------------
                                                       2003           2002       2003          2002
                                                      ------         ------     ------        ------
                                                                       (In thousands)

        Net income (loss)                            $ 3,345        $(1,011)    $ 2,917     $(1,629)

        Unrealized gain (loss) on
          interest rate swap
          agreements, net of tax                         (97)           (37)          7          36

        Unrealized investment
          gain (loss), net of tax                        -               (8)         -           (3)

        Foreign currency
          translation adjustment                       1,794             61         109         (28)
                                                      --------       --------    --------    --------
         Total comprehensive
          income (loss)                               $ 5,042        $  (995)    $ 3,033     $(1,624)
                                                      ========       ========    ========    ========


 9.      Bank Loan Agreements
         --------------------
         On February 14, 2003, the Company executed an amended and restated revolving credit and security agreement with two banks which replaced a previous loan agreement. The amended and restated loan agreement increased the line of credit to $50 million through February 2007, continues the mortgage on the Company's Plainview property for $3.3 million and is secured by the pledge of the stock of certain of the Company's subsidiaries. The interest rate on revolving credit borrowings under this agreement is at various rates depending upon certain financial ratios, with the current rate substantially equivalent to prime (4.25% at March 31, 2003). The Company paid a facility fee of $125,000 and is required to pay a commitment fee of .25% per annum of the average unused portion of the credit line. The mortgage is payable in monthly installments of approximately $26,000 through March 2008 and a balloon payment of $1.6 million in April 2008. The Company has entered into interest rate swap agreements for the outstanding amount under the mortgage agreement at approximately 7.6% in order to reduce the interest rate risk associated with these borrowings. The fair market value of the interest rate swap agreements was $376,000 as of March 31, 2003 in favor of the banks.

         The terms of the loan agreement require compliance with certain covenants including minimum consolidated tangible net worth and pretax earnings, maintenance of certain financial ratios, limitations on indebtedness and prohibition of the payment of cash dividends. In connection with the purchase of certain materials for use in manufacturing, the Company has a letter of credit of $2.0 million. At March 31, 2003, the Company's available unused line of credit was approximately $46.2 million after consideration of this and other letters of credit.

10.      Inventories
         -----------
         Inventories consist of the following:

                                            March 31,              June 30,
                                              2003                   2002
                                         -------------          -------------
                                                   (In thousands)
          Raw materials                    $ 33,994                $ 34,702
          Work in process                    26,413                  21,939
          Finished goods                     14,049                  15,399
                                           ---------               ---------
                                           $ 74,456                $ 72,040
                                           =========               =========


11.      Product Warranty
         ----------------
         The Company warrants its products against defects in design, materials and workmanship, generally for one year from their date of shipment. A provision for estimated future costs relating to these warranties is recorded when revenue is recorded and is included in cost of goods sold.

         Changes in the Company's product warranty liability during the nine months ended March 31, 2003 were as follows:


                                                    Nine Months Ended
                                                        March 31,

                                                   2003          2002
                                               ----------    ----------
                                                     (In thousands)

         Balance at beginning of period         $ 1,500       $   270
         Provision for warranty obligations       1,369           547
         Charges incurred                        (1,552)         (527)
                                                --------      --------

         Balance at end of period               $ 1,317       $   290
                                                ========      ========

12.      Income Taxes
         ------------
         The Company is undergoing routine audits by various taxing authorities of several of its Federal and state income tax returns covering periods from 1997 to 2001. Management believes that the probable outcome of these various audits should not materially affect the consolidated financial statements of the Company.

         The Company recorded credits of $84,000 and $1.3 million to additional paid-in capital during the nine months ended March 31, 2003 and 2002, respectively, in connection with the tax benefit related to compensation deductions on the exercise of stock options.

13.      Contingencies
         -------------
         The Company was served recently with an action commenced by Ricoh Company, Ltd. ("Ricoh"). The action, which is pending in the United States District Court for the District of Delaware, alleges that the Company and several other unrelated defendants are infringing a certain patent owned by Ricoh which purportedly describes a method for designing an application specific integrated circuit. The supplier of software used by the Company in the design of the application specific integrated circuits has agreed to assume the defense of this action pursuant to the supplier's contractual obligation to indemnify the Company against such claims. Accordingly, the Company does not believe that the outcome of the lawsuit will have a materially adverse effect upon its consolidated financial statements.

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

         Isolator Products

                                                    For The Nine Months Ended
                                                             March 31,
     Business Segment Data:                          2003               2002
                                                 -----------        -----------
                                                          (In thousands)
     Net sales:
       Microelectronic solutions                 $  76,668          $  75,235
       Test solutions                              124,616             48,983
       Isolator products                            11,855             11,657
                                                 -----------        -----------
         Net sales                               $ 213,139          $ 135,875
                                                 ===========        ===========

     Operating income:
       Microelectronic solutions                 $  10,463          $   8,083
       Test solutions                                2,928               (106)
       Isolator products                               424                620
       General corporate expenses                   (4,773)            (3,319)
                                                 -----------        -----------
                                                     9,042              5,278

        Restructuring charge (1)                      -                (5,050)
       Interest expense                             (1,023)            (1,138)
       Other income (expense), net                     284              1,666
                                                  -----------        -----------
         Income before income taxes               $  8,303          $     756
                                                  ===========       ===========


                                                    For The Three Months Ended
                                                             March 31,
                                                     2003               2002
                                                  -----------        -----------
                                                           (In thousands)
     Net sales:
       Microelectronic solutions                  $  26,810          $  27,259
       Test solutions                                43,934             19,580
       Isolator products                              4,198              3,732
                                                  -----------        -----------
         Net sales                                $  74,942          $  50,571
                                                  ===========        ===========

     Operating income (loss):
       Microelectronic solutions                  $   4,209          $   3,144
       Test solutions                                 1,909              1,335
       Isolator products                                204                 78
       General corporate expenses                    (1,885)            (1,102)
                                                  -----------        -----------
                                                      4,437              3,455

           Restructuring charge (1)                    -                (5,050)
       Interest expense                                (310)              (479)
       Other income (expense), net                      293                578
                                                  -----------        -----------
         Income (loss) before income taxes        $   4,420          $  (1,496)
                                                  ===========        ===========


(1) The Microelectronic Solutions segment operating income has been adjusted to exclude the restructuring charge of $5.1 million from the periods ended March 31, 2002 for the closing of the Company's Richardson, Texas facility.

Revenues, based on the customers' locations, attributed to the United States and other regions are as follows:


                                        For the Nine Months Ended
                                                 March 31,
                                        2003                2002
                                      --------            --------
                                            (In thousands)

United States of America              $137,759            $117,115
Europe and Middle East                  57,153              12,247
Asia and Australia                      14,341               5,249
Rest of World                            3,886               1,264
                                      ---------           ---------
                                      $213,139            $135,875
                                      =========           =========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
------   -----------------------------------------------------------
           AND RESULTS OF OPERATIONS
           -------------------------

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

     o Europtest, which we acquired in September 1998. Europtest develops and sells specialized software-driven test equipment used primarily in cellular, satellite and other communications applications.

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

          Approximately 35% of our sales for the nine months ended March 31, 2003, 43% of our sales for fiscal 2002 and 29% of our sales for fiscal 2001 were to agencies of the United States government or to prime defense contractors or subcontractors of the United States government. The decrease from fiscal 2002 is primarily due to the acquisition in May 2002 of IFR, which has predominantly commercial customers.

          As  used  in  this  report,   "we,"  "us"  and  "our"  mean   Aeroflex
Incorporated and its subsidiaries (unless the content indicates otherwise).

Nine Months Ended March 31, 2003 Compared to Nine Months Ended March 31, 2002

          Net Sales. Net sales increased 56.9% to $213.1 million for the nine months ended March 31, 2003 from $135.9 million for the nine months ended March 31, 2002. Net sales in the microelectronic solutions segment increased 1.9% to $76.7 million for the nine months ended March 31, 2003 from $75.2 million for the nine months ended March 31, 2002 due primarily to increased sales volume of integrated circuits, primarily in the aerospace and defense markets, offset, in part, by decreased sales volume in microelectronic modules and thin film interconnects due to the continuing slowdown of the fiber optic market. Net sales in the test solutions segment increased 154.4% to $124.6 million for the nine months ended March 31, 2003 from $49.0 million for the nine months ended March 31, 2002 due to the acquisition of IFR in May 2002 partially offset by decreased sales volume of communications test and measurement products and satellite test equipment. Net sales in the isolator products segment increased 1.7% to $11.9 million for the nine months ended March 31, 2003 from $11.7 million for the nine months ended March 31, 2002.

          Gross  Profit.  Cost of sales  includes  materials,  direct  labor and overhead expenses such as engineering labor, fringe benefits, allocable occupancy costs, depreciation and manufacturing supplies. Gross profit increased 66.3% to $81.8 million (38.4% of net sales) for the nine months ended March 31, 2003 from $49.2 million (36.2% of net sales) for the nine months ended March 31, 2002 (excluding a $750,000 restructuring charge. See Note 5 of the Consolidated Financial Statements). The increases were primarily a result of the effect of the acquisition of IFR, which has higher gross margins than our historical average.

     Selling, General and Administrative Costs. Selling, general and administrative costs include office and management salaries, fringe benefits and commissions. Selling, general and administrative costs increased 72.8% to $50.0 million (23.5% of net sales) for the nine months ended March 31, 2003 from $28.9 million (21.3% of net sales) for the nine months ended March 31, 2002 (excluding a $4.3 million restructuring charge. See Note 5 to the Consolidated Financial Statements). The increase in such expenses was due primarily to the addition of the expenses of IFR.

     Other Expense (Income). Interest expense was $1.0 million for the nine months ended March 31, 2003 and $1.1 million for the nine months ended March 31, 2002. Other income of $284,000 for the nine months ended March 31, 2003 consists primarily of interest income of $801,000 and other miscellaneous income, partially offset by foreign currency transaction losses of $570,000 and a $180,000 decrease in the fair value of our interest rate swap agreements. Other income of $1.7 million for the nine months ended March 31, 2002 consisted primarily of interest income. Interest income decreased primarily due to lower levels of cash and marketable securities, which were used to acquire IFR, and lower market interest rates.

     Provision for Income Taxes. The income tax provision was $2.8 million (an effective income tax rate of 34.0%) for the nine months ended March 31, 2003 and $282,000 (an effective income tax rate of 37.3%) for the nine months ended March 31, 2002. The income tax provision for the two periods differed from the amount computed by applying the U.S. Federal income tax rate to income before income taxes primarily due to foreign, state and local income taxes and research and development credits.

     Income From Continuing Operations. Income from continuing operatons for the nine months ended March 31, 2003 was $5.5 million or $.09 per diluted share, versus $474,000, or $.01 per diluted share, for the nine months ended March 31, 2002. The 2002 amounts include a restructuring charge for the closing of our Richardson, Texas facility of $5.0 million ($3.4 million, net of tax), or $.06 per diluted share.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

     Net Sales. Net sales increased 48.2% to $74.9 million for the three months ended March 31, 2003 from $50.6 million for the three months ended March 31, 2002. Net sales in the microelectronic solutions segment decreased 1.6% to $26.8 million for the three months ended March 31, 2003 from $27.3 million for the three months ended March 31, 2002 due primarily to decreased sales volume in microelectronic modules and thin film interconnects due to the continuing slowdown of the fiber optic market, offset, in part, by increased sales volume of integrated circuits, primarily in the aerospace and defense markets. Net sales in the test solutions segment increased 124.4% to $43.9 million for the three months ended March 31, 2003 from $19.6 million for the three months ended March 31, 2002 due to the acquisition of IFR in May 2002 partially offset by decreased sales volume of communications test and measurement products and frequency synthesizers. Net sales in the isolator products segment increased 12.5% to $4.2 million for the three months ended March 31, 2003 from $3.7 million for the three months ended March 31, 2002 due to higher sales volume of military isolators.

     Gross Profit. Gross profit increased 56.4% to $29.7 million (39.7% of net sales) for the three months ended March 31, 2003 from $19.0 million (37.6% of net sales) for the three months ended March 31, 2002 (excluding a $750,000 restructuring charge. See Note 5 to the Consolidated Financial Statements). The increases were primarily a result of the effect of the acquisition of IFR, which has higher gross margins than our historical average.

     Income From Continuing Operations. Income from continuing operatons for the three months ended March 31, 2003 was $2.9 million or $.05 per diluted share, versus a loss from continuing operations of $(1.0) million, or $(.02) per share, for the three months ended March 31, 2002. The 2002 amounts include a restructuring charge for the closing of our Richardson, Texas facility of $5.0 million ($3.4 million, net of tax), or $.06 per share.

Liquidity and Capital Resources

     As of March 31, 2003, we had $155.5 million in working capital. Our current ratio was 4.4 to 1 at March 31, 2003. On February 14, 2003, we executed an amended and restated revolving credit and security agreement with two banks which replaced a previous loan agreement. The amended and restated loan agreement increased the line of credit to $50 million through February 2007, continues the mortgage on our Plainview property for $3.3 million and is secured by the pledge of the stock of certain of our subsidiaries. The interest rate on revolving credit borrowings under this agreement is at various rates depending upon certain financial ratios, with the current rate substantially equivalent to prime (4.25% at March 31, 2003). The mortgage is payable in monthly installments of approximately $26,000 through March 2008 and a balloon payment of $1.6 million in April 2008. We have entered into interest rate swap agreements for the outstanding amount under the mortgage agreement at approximately 7.6% in order to reduce the interest rate risk associated with these borrowings.

     The terms of the loan agreement require compliance with certain covenants including minimum consolidated tangible net worth and pretax earnings, maintenance of certain financial ratios, limitations on indebtedness and prohibition of the payment of cash dividends. In connection with the purchase of certain materials for use in manufacturing, we have a letter of credit of $2.0 million.

     We are currently in full compliance with all of the covenants contained in our loan agreement.

     For the nine months ended March 31, 2003, our operations provided cash of $10.5 million primarily due to the profitability of operations partially offset by reductions in accounts payable and accrued expenses. For the nine months ended March 31, 2003, our investing activities used cash of $6.3 million primarily for capital expenditures. For the nine months ended March 31, 2003, our financing activities used cash of $877,000 primarily for debt repayments offset, in part, by the proceeds from the exercise of stock options.

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

     During fiscal year 2002, we announced certain strategic consolidations of our manufacturing operations. The total restructuring charges are expected to be $9.3 million with a cash cost of $4.3 million. These restructurings are substantially complete and are expected to reduce annual operating costs by approximately $6.3 million and result in annual cash savings of approximately $5.3 million. The restructuring charges included the elimination of excess equipment capacity (primarily in the microelectronics segment), severance and other employee related expenses.

     We believe that existing cash and cash equivalents coupled with internally generated funds will be sufficient for our working capital requirements, restructuring charges, capital expenditure needs and the servicing of our debt for the foreseeable future. Our cash and cash equivalents are available to fund acquisitions and other potential large cash needs that may arise. At March 31, 2003, our available unused line of credit was $46.2 million after consideration of letters of credit.

     The following table summarizes, as of March 31, 2003, our obligations and commitments to make future payments under debt and operating leases:

                                     Payments due by period
                     ------------------------------------------------------

                                        Less Than                    After
                       Total      1 Year    1-3 Years   4-5 Years   5 Years
                     ---------  ----------  ---------   ---------   -------
                                            (In thousands)

Long-term debt...... $13,447     $ 1,844    $ 3,154     $ 1,550    $ 6,899
Operating leases....  32,788       6,021      8,606       4,943     13,218
                     --------    --------   --------    --------   --------
Total............... $46,235     $ 7,865    $11,760     $ 6,493    $20,117
                     ========    ========   ========    ========   ========


     The operating lease commitments shown in the above table have not been reduced by future minimum sub-lease rentals of $16.3 million.

     In the normal course of business, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. None of these obligations are individually significant. We do not expect that these commitments as of March 31, 2003 will materially adversely affect our liquidity.

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

     SFAS 142 requires that we perform an annual assessment of whether there is an indication that goodwill is impaired unless events or circumstances warrant a more frequent assessment. The impairment assessment involves, among other things, an estimate of the fair value of each of the Company's reporting units (as defined in SFAS 142). Such estimates involve forward looking assessments, are inherently subjective, and are subject to change in future periods.

     If  the  impairment  review  of  goodwill,   intangible  assets  and  other
long-lived assets differ significantly from actual results, it could have a material effect on our results of operations and financial condition.

Restructuring
-------------

     When circumstances warrant a restructuring charge, we estimate and record all appropriate expenses. These expenses include severance, fringe benefits, asset impairment, buyout of leases and inventory write-downs. To the extent that our estimates differ from actual expenses incurred, there could be significant additional expenses or reversals of previously recorded charges in the future.

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

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires certain guarantees to be recorded at fair value regardless of the probability of the loss. We have adopted FIN 45 prospectively as of January 1, 2003. The adoption did not have any impact on the consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock- based employee compensation as originally provided by SFAS No. 123 "Accounting for Stock-Based Compensation." Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 in both annual and interim financial statements. We have adopted the disclosure portion of this statement for the fiscal quarter ended March 31, 2003. The adoption did not have any impact on our consolidated financial position or results of operations.

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

Forward-Looking Statements

All statements other than statements of historical fact included in this Report on Form 10-Q, including without limitation, statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding our financial position, business outlook, business strategy and plans and objectives of our management for future operations, are forward-looking statements. When used in this Report on Form 10-Q, words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the current beliefs of our management, as well as assumptions made by and information currently available to our management. Actual results could differ materially from those contemplated by the forward-looking statements, as a result of certain factors, including but not limited to, competitive factors and pricing pressures, the integration of the business of IFR, changes in legal and regulatory requirements, technological change or difficulties, product development risks, commercialization difficulties and general economic conditions. Such statements reflect our current views with respect to the future and are subject to these and other risks, uncertainties and assumptions relating to our financial condition, results of operations, growth strategy and liquidity. We undertake no obligation to update such forward-looking statements which are made as of the date of this Report.

ITEM 3 - QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------   --------------------------------------------------------

     We are exposed to market risk related to changes in interest rates and to foreign currency exchange rates. Most of our debt is at fixed rates of interest or at a variable rate with an interest rate swap agreement which effectively converts the variable rate debt into fixed rate debt. Therefore, if market interest rates increase by 10 percent from levels at March 31, 2003, the effect on our net income would be a reduction of approximately $17,000 per year. Most of our invested cash and cash equivalents are at variable rates of interest. If market interest rates decrease by 10 percent from levels at March 31, 2003, the effect on our net income would be a decrease of approximately $36,000 per year. We operate businesses that are located outside of the United States, which exposes us to the fluctuation of foreign currency exchange rates (primarily the British Pound and the Euro). If foreign currency exchange rates change by 10% from levels at March 31, 2003, the effect on our other comprehensive income would be approximately $4.1 million.

ITEM 4 - CONTROLS AND PROCEDURES
------   -----------------------

     On May 5, 2003, there were meetings held under the supervision of our management, including our Chairman of the Board, who is our Chief Executive Officer, and our President, who is our Chief Financial Officer, during which there was an evaluation of the effectiveness of our disclosure controls and procedures. Our Chairman and President have advised us that based on such evaluation, they believe such controls and procedures are effective.

     Our Chairman of the Board and our President are involved in ongoing evaluations of internal controls. In May 2003, in anticipation of the filing of this Form 10-Q, they reviewed the most recent evaluation of our internal controls prepared by our internal audit department. There have been no significant changes in our internal controls or in other factors that would significantly affect our internal controls subsequent to such evaluation.

                              AEROFLEX INCORPORATED
                                AND SUBSIDIARIES
                           PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

          The Company was served recently with an action commenced by Ricoh Company, Ltd. ("Ricoh"). The action, which is pending in the United States District Court for the District of Delaware, alleges that the Company and several other unrelated defendants are infringing a certain patent owned by Ricoh which purportedly describes a method for designing an application specific integrated circuit. The supplier of software used by the Company in the design of the application specific integrated circuits has agreed to assume the defense of this action pursuant to the supplier's contractual obligation to indemnify the Company against such claims. Accordingly, the Company does not believe that the outcome of the lawsuit will have a materially adverse effect upon its consolidated financial statements.

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




                                           AEROFLEX INCORPORATED
                                               (REGISTRANT)



May 15, 2003                       By:       /s/Michael Gorin
                                       --------------------------------
                                              Michael Gorin
                                   President, Chief Financial Officer
                                     and Principal Accounting Officer

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

Date: May 15, 2003

                                                   /s/Harvey R. Blau
                                               ----------------------------
                                               Harvey R. Blau
                                               Chairman of the Board
                                               (Principal Executive Officer)

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

          a)designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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


Date:  May 15, 2003

                                              /s/Michael Gorin
                                          ---------------------------
                                          Michael Gorin
                                          President
                                          (Principal Financial Officer)