Form 10-K
period 2003-06-30
AEROFLEX INC
filed 2003-09-29
CIK 2601

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2003
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File No. 000-02324

Aeroflex Incorporated (Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	11-1974412 (I.R.S. Employer Identification No.)
35 South Service Road, Plainview, New York (Address of Principal Executive Offices)	11803 (Zip Code)
Registrant's telephone number, including area code:	(516) 694-6700

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange on
Title of Class	Which Registered

None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $.10 par value (Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        State the aggregate market value of the voting stock held by non-affiliates of the registrant. (The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing). As of September 26, 2003—approximately $530,699,000.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date (applicable only to corporate registrants). Common Stock, par value $.10 per share; outstanding as of September 26, 2003—65,977,017 (excluding 4,388 shares held in treasury).

        Documents incorporated by reference: Part III (Items 10, 11, 12, 13 and 14)—Registrant's definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Act of 1934.

ITEM 1—BUSINESS

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

  •
  Microelectronic Solutions

  •
  Test Solutions

  •
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

        Our standard circuits include the primary processor, memory and databus functionality, and our semi-custom gate arrays are available with up to three million usable gates. These gate arrays are available in both radiation tolerant and non-radiation tolerant technologies and have been used frequently to replace field programmable gate array implementations. We have pioneered the use of commercial foundries to produce radiation tolerant components, known as Commercial RadHard™, for the commercial space marketplace.

        Our Colorado Springs Circuit Card Assembly capability consists of full assembly, test and coat in a high mix/low-to-medium volume operation. Our processes and test capabilities provide for state-of-the-art manufacturing. Our SpaceCard™ combines best commercial practices of circuit card assembly with our radiation-hardened integrated circuits to provide CCA solutions for the commercial space industry. Our CCA operation also assembles the UT131 Embedded Controller Card, a Standard Product Card. The UT131 ECC is ideal for space applications.

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

Thin Film Circuits and Interconnects

        We design, develop, manufacture and market advanced integrated interconnect products based on thin film manufacturing technology. Primary product requirements for this advanced technology include the following attributes:

  •
  miniaturization;

  •
  ease of assembly;

  •
  improved thermal management;

  •
  reduced power consumption; and

  •
  critical component (laser) alignment.

        Due to the unique dimensional, thermal and electrical capabilities of our PIMIC™ interconnect technology, our products have become an essential component in:

  •
  high-frequency military airborne modules;

  •
  fiber optic transmitters, receivers and amplifiers;

  •
  cable trunk amplifiers, line extenders, pre-amplifiers and power doublers; and

  •
  point-to-point and point-to-multipoint microwave radios.

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

        In September 2003, we acquired MCE Technologies, Inc. MCE designs, manufactures and markets a broad range of devices, components and subsystems that are used in defense related applications, as well as throughout mobile and fixed wireless infrastructure equipment and related test equipment applications, MCE products are also used in wireless broadband access, cable head-end systems, fiber optic networking, and satellite applications. MCE sells products that operate over the full range of frequencies commonly used in wireless communications transmission, known as RF, including radio frequencies, microwave frequencies and millimeter wave frequencies. MCE's customers use its products to control, condition and enhance RF signals. Typical applications include power level control, power distribution, signal detection, amplification and impedance matching of defense electronics equipment, and mobile and fixed wireless communications equipment.

Test Solutions

Instrumentation

        Our high-speed test equipment provides product enhancements to communications systems manufacturers. Our line of frequency synthesizers offers a superior combination of high-speed and low phase noise available, covering all communications frequencies. Our FS1000/1200 family of synthesizers are microwave frequency synthesizers that have been developed to support the requirements of mixed signal test systems used in the semiconductor market. Our test systems are designed to dramatically reduce test time for radio frequency semiconductors which allows end users to increase throughput without increasing costs. These benefits are derived from a design architecture that yields superior phase noise and switching speed performance—technology for which we believe we are well-known in the industry.

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

        Our acquisitions, each in October 2000, of Altair Aerospace Corporation and RDL Inc. extended our capabilities in Test Solutions. Altair brought the power and flexibility of a modern software development platform to provide control and user interface solutions for complex test and control environments. RDL enlarged and enhanced our product offerings in communication test equipment and allowed us to extend our comprehensive solutions to high speed testing requirements.

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

        IFR's avionics test instruments include portable and stationary precision simulators that duplicate airborne conditions to test the communications, weather radar, instrument landing systems and navigational systems that are installed in aircraft and ground stations. IFR offers a line of high volume automated test equipment (ATE), which includes products designed for the automotive, consumer electronics and communications industries, including products such as manufacturing defect analyzers, in-circuit analyzers and functional analyzers. IFR also offers calibration, repair and on-site field services for most types and makes of electronic test equipment.

        In July 2003, we acquired Racal Instruments Wireless Solutions Group which provided the world's first test system for GSM (Global System for Mobile Communications) in 1989 and is committed to maintaining its leading position in the wireless communications test market. Racal Instruments Wireless Solutions is an industry leader in wireless system test for 2G, 2.5G, and 3G technologies. Through its product development investments and the resulting products, systems and solutions, Racal Instruments Wireless Solutions offers an extensive line of standard test sets for base stations, mobile, and cell integrity test, as well as protocol test systems and interference analyzers.

        Racal Instruments Wireless Solutions supplies its products primarily to the research and development and verification/validation markets specific to the wireless cellular markets. Racal Instruments Wireless Solutions supplies its products to the leading manufacturers within the wireless cellular industry. Nokia, Motorola, Ericsson, Samsung and Siemans are just a few select customers of the Racal Instruments Wireless Solutions team.

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

Customers

        We have hundreds of customers in the communications, satellite, aerospace/defense, transportation and construction industries. Except for Lockheed Martin (10.8%) in fiscal 2002 and Agere (10.8%) in fiscal 2001, no one customer accounted for more than 10% of our net sales in each of the years in the three year period ended June 30, 2003.

Marketing and Distribution

        We use a team-based sales approach to assist our personnel to closely manage relationships at multiple levels of the customer's organization, including management, engineering and purchasing personnel. Our integrated sales approach involves a team consisting of a senior executive, a business development specialist and members of our engineering department. Our use of experienced engineering personnel as part of the sales effort enables close technical collaboration with our customers during the design and qualification phase of new communications equipment. We believe that this is critical to the integration of our product into our customers' equipment. Some of our executive officers are also involved in all aspects of our relationships with our major customers and work closely with their senior management. We also use manufacturers' representatives and independent sales representatives as needed. Our recent acquisitions of IFR, Racal Instruments Wireless Solutions Group and MCE Technologies, Inc. expanded the number of our sales and distribution locations to include additional offices in California, Kansas, Maryland, Michigan, New Jersey, Stevenage and Slough, United Kingdom, Scotland, France, Spain, Germany, Denmark, Hong Kong, Beijing, Shenzen and Nanjing, China.

Research and Development

        Our research and development efforts primarily involve engineering and design relating to:

  •
  developing new products

  •
  improving existing products

  •
  adapting such products to new applications

  •
  developing prototype components to bid on specific programs

        Certain product development and similar costs are recoverable under contractual arrangements and those that are not recoverable are expensed in the year incurred. The costs of our self-funded research activities were approximately $31.1 million for fiscal 2003, $23.1 million for fiscal 2002 and

$18.8 million for fiscal 2001. The increases are primarily attributable to the addition of the expenses of IFR and our efforts to develop new integrated circuits. Also, in connection with our acquisition of IFR Systems, Inc. in fiscal 2002, we allocated $1.1 million of the purchase price to incomplete research and development projects. In connection with our acquisition of RDL, Inc. in fiscal 2001, we allocated $1.5 million of the purchase prices to incomplete research and development projects. Since the research and development projects had not reached technological feasibility at the time of the acquisition, these amounts were charged to expense, in the respective years of acquisition, in addition to the self-funded research and development costs, in accordance with accounting principles generally accepted in the United States of America.

Backlog

        We include in backlog firm purchase orders or contracts providing for delivery of products and services. At June 30, 2003, our order backlog was approximately $118.4 million, approximately 78% of which was scheduled to be delivered on or before June 30, 2004. Approximately 44% of this backlog represents commercial contracts and approximately 56% of this backlog represents defense contracts. Generally, government contracts are cancelable with payment to us of amounts which we have spent under the contract together with a reasonable profit, if any, while commercial contracts are not cancelable.

        At June 30, 2002, our backlog of orders was approximately $120.7 million. Approximately 81% of this backlog was scheduled to be delivered before June 30, 2003. Approximately 43% of this backlog represented orders for military or national defense purposes.

Competition

        In all phases of our operations, we compete primarily on the basis of both performance and price. In the manufacture of microelectronics, we believe our primary competitors are NTK, Texas Instruments, ILC/Data Devices Corp., Honeywell International and Kyocera International. In the manufacture of test products, we believe our primary competitors are Agilent Technolgies, Rhode & Schwartz, Anritsu, Spirent and Anite. In the manufacture of isolators, we believe our primary competitor is Mason Industries, Inc. We also experience significant competition from the in-house capabilities of our current and potential customers. We believe that in all of our operations we compete favorably in the principal competitive areas of:

  •
  technology

  •
  performance

  •
  reliability

  •
  quality

  •
  customer service

  •
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

Government Sales

        Approximately 37% of our sales for fiscal 2003, 43% of our sales for fiscal 2002 and 29% of our sales for fiscal 2001 were to agencies of the United States Government or to prime defense contractors or subcontractors of the United States Government. Our defense contracts have been awarded either on a bid basis or after negotiation. The contracts are primarily fixed price contracts, though we also have or had defense contracts providing for cost plus fixed fee. Our defense contracts contain customary provisions for termination at the convenience of the government without cause. In the event of such termination, we are generally entitled to reimbursement for our costs and to receive a reasonable profit, if any, on the work done prior to termination.

Manufacturing

        We assemble, test, package and ship products at our manufacturing facilities located in:

  •
  Sunnyvale, California,

  •
  Colorado Springs, Colorado,

  •
  Boca Raton, Florida,

  •
  Wichita, Kansas,

  •
  Bloomingdale, New Jersey,

  •
  Whippany, New Jersey,

  •
  Frederick, Maryland,

  •
  Ann Arbor, Michigan

  •
  Hauppauge, New York,

  •
  Pearl River, New York,

  •
  Plainview, New York,

  •
  Powell, Ohio,

  •
  Elancourt, France,

  •
  Slough, United Kingdom, and

  •
  Stevenage, United Kingdom.

        We have been manufacturing products for defense programs for many years in compliance with stringent military specifications. Our microelectronic module manufacturing is certified to the status of Class "K," which means qualified for space. We believe we have brought to the commercial market the manufacturing quality and discipline we have demonstrated in the defense market. For example, many of our manufacturing plants are ISO-9001 or 9002 certified, our Plainview plant is also certified to the more stringent Boeing D1-9000 standard, and our Colorado Springs plant is also a QML (Qualified Manufacturers List) supplier at V, Q and T levels.

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

        The principal materials we use to manufacture and assemble our products are:

  •
  ceramic,

  •
  magnetic materials,

  •
  gold,

  •
  steel,

  •
  aluminum,

  •
  rubber,

  •
  iron and

  •
  copper.

        Many of the component parts we use in our products are also purchased, including:

  •
  semiconductors,

  •
  transformers and

  •
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

Employees

        As of June 30, 2003, we had approximately 1,860 employees, of whom 1,080 were employed in a manufacturing capacity, and 780 were employed in engineering, sales, administrative or clerical positions. Approximately 200 of our employees are covered by two collective bargaining agreements. One of the collective bargaining agreements expires October 18, 2003. We are currently engaged in negotiations and expect to renew this agreement. We believe that our employee relations are satisfactory.

Regulation

        Our operations are subject to various environmental, health and employee safety laws. We have spent money and management has spent time complying with environmental, health and worker safety laws which apply to our operations and facilities and we expect that we will continue to do so. Our principal products or services do not require any governmental approval except for the requirement that we obtain expert licenses for certain of our products. Compliance with environmental laws has not historically materially affected our capital expenditures, earnings or competitive position. We do not expect compliance with environmental laws to have a material effect on us in the future.

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

Financial Information About Industry Segments

        The sales and operating profits of each industry segment and the identifiable assets attributable to each industry segment for each of the three years in the period ended June 30, 2003 are set forth in Note 16 of Notes to Consolidated Financial Statements.

Financial Information About Geographic Areas

        Most of our customers are located in the United States, but export sales accounted for 34% of our total sales in 2003, 16% in 2002 and 15% in 2001. In fiscal 2003, 66% of our sales were to customers located in the United States, 26% to Europe and the Middle East, 6% to Asia and Australia, and 2% to the rest of the world. In fiscal year 2002, 84% of our sales were to customers located in the United States, 11% Europe and the Middle East, 4% to Asia and Australia, and 1% to the rest of the world.

Available Information

        The public may read and copy any materials filed by us with the SEC at the SEC's public reference room at 450 Fifth Street, NW, Washington D.C., 20549. The public may obtain information about the operation of the SEC's public reference rooms by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information about issuers like us that file electronically with the SEC.

        In addition, we make available free of charge on our website at http://www.aeroflex.com our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) under the Exchange Act as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC.

ITEM 2—PROPERTIES

        Following is a description of the properties owned and leased by us at June 30, 2003:

  •
  Our executive offices and the manufacturing facilities of Aeroflex Plainview, Inc. (formerly Aeroflex Laboratories, Inc.), one of our subsidiaries, are an aggregate of approximately 69,000 square feet and are located in premises which we own in Plainview, Long Island, New York.

  •
  Aeroflex Plainview, Inc., also leases manufacturing facilities in Hauppauge, Long Island, New York of approximately 47,000 square feet and Boca Raton, Florida of approximately 11,000 square feet. The annual rental of these properties is approximately $279,000 for Hauppauge and $170,000 for Boca Raton. The Hauppauge lease expires in 2010 and the Boca Raton lease expires in November 2003.

  •
  Our subsidiary, Aeroflex Pearl River, Inc. (formerly Aeroflex MIC Technology Corporation), owns its manufacturing facility in Pearl River, New York consisting of approximately 66,000 square feet.

  •
  Our subsidiary, Vibration Mountings and Controls, Inc., conducts manufacturing operations at a plant located in Bloomingdale, New Jersey. The plant, which we own, is approximately 72,000 square feet.

  •
  Our subsidiary, Aeroflex Powell, Inc. (formerly Aeroflex Lintek Corp.), leases approximately 20,000 square feet of space in Powell, Ohio, with an annual rental of approximately $220,000. The lease expires in 2008.

  •
  Our subsidiary, Aeroflex Colorado Springs, Inc. (formerly Aeroflex UTMC Microelectronic Systems, Inc.), conducts manufacturing operations at a plant located in Colorado Springs, Colorado. The plant, which we own, is approximately 102,000 square feet.

  •
  Our subsidiary, Aeroflex Wichita, Inc. (formerly IFR Systems, Inc.), conducts manufacturing operations at a plant located in Wichita, Kansas. The plant, which we own, is approximately 156,000 square feet.

  •
  Our subsidiary, Aeroflex International Ltd. (formerly IFR Systems Inc.), conducts manufacturing operations at three owned facilities in Stevenage, England comprising approximately 81,000, 34,000 and 27,000 square feet.

        We believe that our facilities are adequate for our current and presently foreseeable needs and that we will be able to renew or replace our expiring leases on our rental properties on commercially reasonable terms.

Legal Proceedings

        We are involved in various routine legal matters. We believe the outcome of these matters will not have a material adverse effect on us.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

PART II

ITEM 5—MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        (a)   Our common stock trades on the Nasdaq National Market under the symbol "ARXX". The following table sets forth, for the fiscal periods indicated, the high and low closing sales prices of our common stock as reported by the Nasdaq National Market.

	Common Stock
	High	Low
Fiscal Year Ended June 30, 2002
First Quarter	$12.09	$7.00
Second Quarter	19.53	10.85
Third Quarter	21.18	9.37
Fourth Quarter	15.02	6.95

Fiscal Year Ended June 30, 2003
First Quarter	$8.01	$3.36
Second Quarter	8.20	4.50
Third Quarter	8.25	5.03
Fourth Quarter	7.87	4.82

Fiscal Year Ending June 30, 2004
First Quarter (through September 15, 2003)	$10.38	$7.41

        (b)   As of September 15, 2003, there were approximately 600 record holders of our common stock.

        (c)   We have never declared or paid any cash dividends on our common stock. There have been no stock dividends declared or paid on our common stock during the past three years except for a five-for-four stock split, which was paid on July 7, 2000 for record holders as of June 26, 2000 and a two-for-one stock split, which was paid on November 22, 2000 for record holders as of November 16, 2000. We currently intend to retain any future earnings for use in the operation and development of our business and for acquisitions and, therefore, do not intend to declare or pay any cash dividends on our common stock in the foreseeable future. In addition, our bank loan and security agreement, as amended, prohibits us from paying cash dividends.

ITEM 6—SELECTED FINANCIAL DATA

(In thousands, except percentages, footnotes and per share amounts)

(Restated, Note 2 to Consolidated Financial Statements)

	Years ended June 30,
	2003	2002		2001		2000	1999
Operations Statement Data
Net sales	$291,780	$202,129		$232,553		$188,750	$160,382
Income from continuing operations	8,533	324	(1)	22,864	(2)	14,379	9,765	(3)
Discontinued operations	(2,138)	(11,105)		(1,642)		—	—
Cumulative effect of a change in accounting	—	—		132		—	—
Net income (loss)	6,395	(10,781	)(1)	21,354	(2)	14,379	9,765	(3)
Income from continuing operations per common share
Basic	$0.14	$0.01	(1)	$0.39	(2)	$0.30	$0.22	(3)
Diluted	0.14	0.01	(1)	0.37	(2)	0.28	0.20	(3)
Weighted average number of common shares outstanding
Basic	60,193	59,973		58,124		48,189	45,011
Diluted	60,753	62,012		61,041		51,474	48,371
	June 30,
	2003	2002		2001		2000	1999
Balance Sheet Data
Working capital	$161,556	$144,896		$152,374		$133,586	$50,060
Total assets	330,616	318,465		312,746		249,495	165,672
Long-term debt (including current portion)	12,835	14,809		13,333		15,085	31,371
Stockholders' equity	258,415	249,482		255,121		201,644	101,826
Other Statistics
After tax profit margin from continuing operations	2.9%	0.2	%(1)	9.8	%(2)	7.6%	6.1	%(3)
Return on average stockholders' equity from continuing operations	3.4%	0.1	%(1)	10.0	%(2)	9.5%	10.4	%(3)
Stockholders' equity per share (4)	$4.30	$4.16		$4.28		$3.59	$2.18

(1)
Includes $9.1 million ($5.8 million, net of tax, or $.09 per diluted share) for the consolidation of three of our manufacturing operations in order to take advantage of excess manufacturing capacity and reduce operating costs including charges related to excess equipment capacity primarily in our microelectronic segment and impairments to intangibles related to our microelectronics fiber optic acquisition. Also includes $1.1 million ($1.1 million, net of tax, or $.02 per diluted share) for the write-off of in-process research and development acquired in connection with the purchase of IFR Systems, Inc. in May 2002.

(2)
Includes $1.5 million ($990,000, net of tax, or $.02 or diluted share) for the write-off of in-process research and development acquired in connection with the purchase of RDL, Inc. in October 2000.

(3)
Includes $3.5 million ($3.5 million, net of tax, or $.07 per diluted share) for the write-off of in-process research and development acquired in connection with the purchase of UTMC Microelectronic Systems, Inc. in February 1999.

(4)
Calculated by dividing stockholders' equity, at the end of the year, by the number of shares outstanding at the end of the year.
Note:	All share and per share amounts have been restated to reflect a five-for-four stock split paid on July 7, 2000 and a two-for-one stock split paid on November 22, 2000.

ITEM 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

  •
  microelectronic solutions

  •
  test solutions

  •
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

        Our microelectronic solutions segment has been designing, manufacturing and selling state-of-the-art microelectronics for the electronics industry since 1974. In January 1994, we acquired substantially all of the net operating assets of the microelectronics division of Marconi Circuit Technology Corporation, which manufactures a wide variety of microelectronic assemblies. In March 1996, we acquired MIC Technology Corporation (now Aeroflex Pearl River, Inc.) which designs, develops, manufactures and markets microelectronic products in the form of passive thin film circuits and interconnects. Effective July 1, 1997, MIC Technology acquired certain equipment, inventory, licenses for technology and patents of two of Lucent Technologies' telecommunications component units—multi-chip modules and film integrated circuits. These units manufacture microelectronic modules and interconnect products. In February 1999, we acquired all of the outstanding stock of UTMC Microelectronic Systems, Inc. (now Aeroflex Colorado Springs, Inc.), consisting of UTMC's integrated circuit business. That operation designs and supplies radiation tolerant integrated circuits for defense and satellite communications. In September 2000, we acquired all of the operating assets of AmpliComm, Inc. (merged into Aeroflex Plainview, Inc), which designs and develops fiber optic amplifiers and modulator drivers used by manufacturers of advanced fiber optic systems.

        Our test solutions segment consists of two divisions: (1) instruments and (2) motion control products, including the following product lines:

  •
  Comstron, a leader in radio frequency and microwave technology used in the manufacture of fast switching frequency signal generators and components, which we acquired in November 1989. Comstron is currently an operating division of Aeroflex Plainview, Inc., one of our wholly-owned subsidiaries.

  •
  Lintek (now Aeroflex Powell, Inc.), a leader in high speed instrumentation antenna measurement systems, radar systems and satellite test systems, which we acquired in January 1995.

  •
  Europtest, S.A. (France), which we acquired in September 1998. Europtest develops and sells specialized software-driven test equipment used primarily in cellular, satellite and other communications applications.

  •
  Altair, which we merged with in October 2000 in a pooling-of-interests business combination. Altair (merged into Aeroflex Powell, Inc.) designs and develops advanced object-oriented control systems software based upon a proprietary software engine.

  •
  RDL, which we acquired in October 2000. RDL (merged into Aeroflex Plainview, Inc.) designs, develops and manufactures advanced commercial communications test and measurement products and defense subsystems.

  •
  IFR, which we acquired in May 2002. IFR (now Aeroflex Wichita, Inc.) designs and manufactures advanced test solutions for communications, avionics and general test and measurement applications.

  •
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

        In December 2002, our Board of Directors approved a formal plan to discontinue our fiber optic lithium niobate modulator operation which was acquired in March 2001. The plan called for an immediate cessation of operations and disposal of existing assets. The abandonment of the operation resulted in a charge of $2.6 million ($1.7 million, net of tax) in the quarter ended December 31, 2002. The charge included a cash requirement of $1.4 million, primarily for equipment leases and payroll costs, and a non-cash charge of $1.2 million, primarily for the write-off of owned equipment. In accordance with SFAS No. 144, the abandonment has been reported as a discontinued operation and, accordingly, losses from operations and the loss on abandonment have been reported separately from continuing operations.

        We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectibility of the resulting receivable is reasonably assured. For arrangements other than certain long-term contracts, revenue (including shipping and handling fees) is recognized when products are shipped and title is passed to the customer. Revenues associated with certain long-term contracts are recognized in accordance with Statement of Position No. 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" ("SOP 81-1"). Under SOP 81-1, we use the percentage-of-completion method, whereby revenues and associated costs are recognized as work on a contract progresses. We measure the extent of progress toward completion generally based upon one of the following (based upon an assessment of which method most closely aligns to the underlying earnings process): (i) the units-of-delivery method, (ii) the cost-to-cost method, using the ratio of contract costs incurred as a percentage of total estimated costs at contract completion (based upon engineering and production estimates), or (iii) the achievement of contractual milestones. Provisions for anticipated losses or revisions in estimated profits on contracts-in-process are recorded in the period in which such anticipated losses or revisions become evident.

        Approximately 37% of our sales for fiscal 2003, 43% of our sales for fiscal 2002 and 29% of our sales for fiscal 2001 were to agencies of the United States government or to prime defense contractors or subcontractors of the United States government. Our government contracts have been awarded either on a bid basis or after negotiation. Our government contracts are primarily fixed price contracts, although we also have or had government contracts providing for cost plus fixed fee. Our defense contracts have customary provisions for termination at the convenience of the government without cause. In the event of such termination, we are entitled to reimbursement for our costs and to receive a reasonable profit, if any, on the work done prior to termination.

        Our product development efforts primarily involve engineering and design relating to:

  •
  developing new products

  •
  improving existing products

  •
  adapting existing products to new applications

  •
  developing prototype components to bid on specific programs

        Some of our development efforts are reimbursed under contractual arrangements. Product development and similar costs which we cannot recover under contractual arrangements are expensed in the period incurred.

Statement of Operations

        The following table sets forth our net sales and operating income (loss) by business segment for the periods indicated. The special charges represent the write-offs of in-process research and development acquired in connection with the purchases of businesses of $1.1 million and $1.5 million in the years ended June 30, 2002 and 2001, respectively, and restructuring charges of $9.1 million in the year ended June 30, 2002.

	Years Ended June 30,
	2003	2002	2001
	(In thousands)
Net Sales:
Microelectronic Solutions	$105,555	$103,791	$144,646
Test Solutions	169,987	82,738	68,394
Isolator Products	16,238	15,600	19,513

Net Sales	$291,780	$202,129	$232,553

Operating Income (Loss):
Microelectronic Solutions	$15,319	$12,977	$36,936
Test Solutions	4,683	975	1,971
Isolator Products	739	994	2,326
General Corporate Expenses	(7,046)	(4,555)	(7,293)

	13,695	10,391	33,940
Special Charges	—	(10,229)	(1,500)

Operating Income (Loss)	$13,695	$162	$32,440

        The following table sets forth certain items from our statement of operations as a percentage of net sales for the periods indicated. The special charges represent the write-offs of in-process research and development acquired in connection with the purchases of businesses for the years ended June 30, 2002 and 2001 and restructuring charges for the year ended June 30, 2002.

	Years Ended June 30,
	2003	2002	2001
Net Sales	100.0%	100.0%	100.0%
Cost of Sales	61.2	63.1	58.7

Gross Profit	38.8	36.9	41.3

Operating Expenses:
Selling, General and Administrative Costs	23.4	20.3	18.7
Research and Development Costs	10.7	11.4	8.1
Special Charges	—	5.1	0.6

Total Operating Expenses	34.1	36.8	27.4

Operating Income (Loss)	4.7	0.1	13.9
Other Expense (Income), Net	0.3	(0.1)	(1.0)

Income (Loss) Before Income Taxes	4.4	0.2	14.9
Provision (Benefit) For Income Taxes	1.5	—	5.1

Income (Loss) From Continuing Operations	2.9	0.2	9.8
Discontinued Operations	(0.7)	(5.5)	(0.7)
Cumulative Effect of a Change in Accounting	—	—	0.1

Net Income (Loss)	2.2%	(5.3)%	9.2%

Fiscal Year Ended June 30, 2003 Compared to Fiscal Year Ended June 30, 2002

        Net Sales.    Net sales increased 44.4% to $291.8 million in fiscal 2003 from $202.1 million in fiscal 2002. Net sales in the microelectronic solutions segment increased 1.7% to $105.6 million in fiscal 2003 from $103.8 million in fiscal 2002 due primarily to an increase in sales volume of our specialty semiconductor products of $10.7 million, partially offset by a decrease in sales volume of thin film interconnects of $5.4 million. Net sales in the test solutions segment increased 105.5% to $170.0 million in fiscal 2003 from $82.7 million in fiscal 2002 primarily due to the inclusion of a full year of IFR Systems, Inc. ("IFR") in fiscal 2003 versus only 6 weeks in fiscal 2002. Net sales in the isolator products segment increased 4.1% to $16.2 million in fiscal 2003 from $15.6 million in fiscal 2002 due to increased sales volume in the commercial and industrial product lines.

        Gross Profit.    Cost of sales includes materials, direct labor and overhead expenses such as engineering labor, fringe benefits, allocable occupancy costs, depreciation and manufacturing supplies. Gross profit increased 51.7% to $113.3 million (including a $400,000 charge related to the bankruptcy of Space Systems Loral) (38.8% of net sales) in fiscal 2003 from $74.7 million (36.9% of net sales) in fiscal 2002 (excluding $900,000 of restructuring charges, see note 4 to the Consolidated Financial Statements). The increase was primarily due to the inclusion of IFR for a full year in fiscal 2003 compared with only six weeks in fiscal 2002.

        Selling, General and Administrative Costs.    Selling, general and administrative costs include office and management salaries, fringe benefits and commissions. Selling, general and administrative costs increased 66.4% to $68.5 million (23.4% of net sales) in fiscal 2003 (including a $700,000 charge related to the Loral bankruptcy) from $41.1 million (20.3% of net sales) in fiscal 2002 (excluding $8.2 million of restructuring charges, see note 4 to the Consolidated Financial Statements). The increase was primarily due to higher corporate expenses and the inclusion of IFR for the entire year in fiscal 2003 compared with only six weeks in fiscal 2002.

        Research and Development Costs.    Research and development costs include material, engineering labor and allocated overhead. Our self-funded research and development costs increased 34.4% to $31.1 million (10.7% of net sales) in fiscal 2003 from $23.1 million (11.4% of net sales) in fiscal 2002. The increase was primarily due to IFR's full year expenses in fiscal 2003 compared with only six weeks in fiscal 2002.

        Acquired In-Process Research and Development.    In connection with the fiscal 2002 acquisition of IFR, we allocated $1.1 million of the purchase price to incomplete research and development projects. This allocation represents the estimated fair value based on future cash flows that have been adjusted by the projects' completion percentage. At the acquisition date, the development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, we expensed these costs as of the acquisition date.

        Other Expense (Income).    Interest expense increased to $1.4 million in fiscal 2003 from $1.3 million in fiscal 2002. Other income of $577,000 in fiscal 2003 consists primarily of $945,000 of interest income, partially offset by $547,000 in realized foreign currency transaction losses. Other income of $1.5 million in fiscal 2002 consists primarily of $1.9 million of interest income offset by $199,000 of realized foreign currency transaction losses and a $185,000 decrease in the fair value of our interest rate swap agreements. Interest income decreased primarily due to lower levels of cash and cash equivalents, which were used to acquire IFR, and lower market interest rates.

        Provision for Income Taxes.    The income tax provision was $4.4 million (an effective income tax rate of 33.8%) in fiscal 2003 and the income tax provision was $50,000 (an effective income tax rate of 13.4%) in fiscal 2002. The income tax provisions for the two periods differed from the amount computed by applying the U.S. Federal income tax rate to income before income taxes primarily due to in-process R&D, foreign, state and local income taxes and research and development credits.

        Income from Continuing Operations.    Income from continuing operations for the year ended June 30, 2003 was $8.5 million or $.14 per diluted share which is net of a $1.1 million charge ($720,000, net of tax) or $.01 per diluted share related to the Loral bankruptcy versus income from continuing operations of $324,000, or $.01 per diluted share in 2002. Fiscal 2002 income from continuing operations included a $9.1 million charge ($5.8 million, net of tax) or $.09 per diluted share, for restructuring charges related to the consolidation of certain operations and a $1.1 million charge ($1.1 million, net of tax) or $.02 per diluted share, for in-process research and development related to the acquisition of IFR Systems, Inc.

Fiscal Year Ended June 30, 2002 Compared to Fiscal Year Ended June 30, 2001

        Net Sales.    Net sales decreased 13.1% to $202.1 million in fiscal 2002 from $232.6 million in fiscal 2001. Net sales in the microelectronic solutions segment decreased 28.2% to $103.8 million in fiscal 2002 from $144.6 million in fiscal 2001 due primarily to decreased sales volume in microelectronic modules and thin film interconnects as a result of the slowdown of the fiber optics market. Net sales in the test solutions segment increased 21.0% to $82.7 million in fiscal 2002 from $68.4 million in fiscal 2001 primarily due to the acquisition of IFR in May 2002 and an increase in sales of satellite test systems partially offset by a decline in sales of our RDL product line. Net sales in the isolator products segment decreased 20.1% to $15.6 million in fiscal 2002 from $19.5 million in fiscal 2001 due to reduced sales volume in the commercial and industrial product lines.

        Gross Profit.    Gross profit decreased 22.3% to $74.7 million (36.9% of net sales) in fiscal 2002 (excluding $900,000 of restructuring charges, see note 4 to the Consolidated Financial Statements) from $96.1 million (41.3% of net sales) in fiscal 2001. The decreases were primarily a result of the decreased sales volume and the fixed nature of certain labor and overhead costs in the microelectronic solutions segment.

        Selling, General and Administrative Costs.    Selling, general and administrative costs decreased 5.2% to $41.1 million (20.3% of net sales) in fiscal 2002 (excluding $8.2 million of restructuring charges, see note 4 to the Consolidated Financial Statements) from $43.4 million (18.7% of net sales) in fiscal 2001. The decrease was primarily due to lower corporate expenses and decreased expenses in the microelectronic solutions segment which were partially offset by the addition of the expenses of IFR.

        Research and Development Costs.    Our self-funded research and development costs increased 23.1% to $23.1 million (11.4% of net sales) in fiscal 2002 from $18.8 million (8.1% of net sales) in fiscal 2001. The increase was primarily due to UTMC's efforts toward the development of new integrated circuits and the additional expenses of IFR.

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

        Restructuring Charges.    We initiated strategic plans to consolidate three of our manufacturing operations to take advantage of excess manufacturing capacity in certain of our facilities and reduce operating costs. In connection with this restructuring, we recorded a charge of $9.1 million in the fiscal year ended June 30, 2002. The restructuring charge includes $218,000 of charges for the impairment of intangibles, $3.9 million for the write-off of excess equipment and leasehold improvements, $2.4 million for workforce reductions, $1.1 million for buyouts of certain equipment and facility leases, $900,000 for the write-off of inventory and $602,000 relating to facility closing and clean-up. The restructuring charges were allocated $7.0 million to the Microelectronics Solutions Segment and $2.1 million to the Test Solutions Segment.

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

        Provision for Income Taxes.    The income tax provision was $50,000 (an effective income tax rate of 13.4%) in fiscal 2002 and the income tax provision was $11.8 million (an effective income tax rate of 34.0%) in fiscal 2001. The income tax provisions for the two periods differed from the amount computed by applying the U.S. Federal income tax rate to income before income taxes primarily due to non-deductible charges for acquired in-process R&D and amortization of goodwill, state and local income taxes and research and development credits.

        Income from Continuing Operations.    On a U.S. GAAP basis, income from continuing operations for the year ended June 30, 2002 was $324,000 or $.01 per diluted share versus $22.9 million or $.37 per diluted share. Income from continuing operations for the year ended June 30, 2002 includes a restructuring charge of $9.1 million ($5.8 million, net of tax) or $.09 per diluted share and a charge of $1.1 million ($1.1 million, net of tax) or $.02 per diluted share for in-process research and development. Income from continuing operations for the year ended June 30, 2001 includes a charge for in-process research and development of $1.5 million ($1.0 million, net of tax) or $.02 per diluted share.

Liquidity and Capital Resources

        On February 14, 2003, we executed an amended and restated revolving credit and security agreement with two banks which replaced a previous loan agreement. The amended and restated loan agreement increased the line of credit to $50 million through February 2007, continues the mortgage on our Plainview property for $3.3 million and is secured by the pledge of the stock of certain of our subsidiaries. The interest rate on revolving credit borrowings under this agreement is at various rates depending upon certain financial ratios, with the current rate substantially equivalent to prime (4.0% at June 30, 2003). The mortgage is payable in monthly installments of approximately $26,000 through March 2008 and a balloon payment of $1.6 million in April 2008. We have entered into interest rate swap agreements for the outstanding amount under the mortgage agreement at approximately 7.6% in order to reduce the interest rate risk associated with these borrowings.

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

        In fiscal 2002, we acquired the outstanding stock of IFR. The purchase price was approximately $61.7 million of which $48.8 million was used to fully satisfy IFR's bank indebtedness. The balance was used to purchase IFR's outstanding shares and for various acquisition related costs. The purchase price was paid from available cash and marketable securities. IFR designs and manufactures advanced test solutions for communications, avionics and general test and measurement applications. The acquired company's net sales were approximately $117.8 million for the year ended March 31, 2002.

        During fiscal 2002, we announced certain strategic consolidations of our manufacturing operations. The total restructuring charges were $9.4 million with a cash cost of $4.3 million. These restructurings are substantially complete and are expected to reduce annual operating costs by approximately $6.3 million and result in annual cash savings of approximately $5.3 million. The restructuring charges included the elimination of excess equipment capacity (primarily in the microelectronic solutions segment), severance and other employee related expenses.

        In fiscal 2003, our operations provided cash of $21.4 million primarily from our continued profitability, excluding non-cash charges of depreciation and amortization. In fiscal 2003, our investing activities used cash of $7.9 million including $6.4 million of capital expenditures. In fiscal 2003, our financing activities used cash of $1.5 consisting of $2.0 million for payments of debt partially offset by $500,000 of proceeds from the exercise of stock options.

        On September 3, 2003, we acquired MCE Technologies, Inc. ("MCE") for approximately 5.8 million shares of common stock and satisfied MCE obligations of an aggregate $22.8 million which was funded by cash-on-hand and available credit lines.

        On July 31, 2003, we acquired Racal Instruments Wireless Solutions Group ("WSG") for cash of $38.0 million and a deferred payment of up to $16.5 million in either cash or Aeroflex common stock, at our option, depending on WSG achieving certain performance goals for the year ending July 31, 2004. This acquisition was funded with available cash- on-hand.

        We believe that existing cash and unused lines of credit coupled with internally generated funds will be sufficient for our working capital requirements, capital expenditure needs and the servicing of our debt for the foreseeable future.    Our cash and lines of credit are available to fund acquisitions and other potential large cash needs that may arise. At June 30, 2003, our available unused line of credit was $46.8 million after consideration of letters of credit. We used 19.0 million of this line to fund the acquisition of MCE on September 3, 2003.

        The following table summarizes our obligations and commitments to make future payments under debt and operating leases as of June 30, 2003:

	Payments due by period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In thousands)
Long-term debt	$12,835	$1,879	$3,003	$2,957	$4,996
Operating leases	34,697	6,259	9,270	5,821	13,347

Total	$47,532	$8,138	$12,273	$8,778	$18,343

        The operating lease commitments shown in the above table have not been reduced by future minimum sub-lease rentals of $15.8 million.

        In the normal course of business, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. None of these obligations are individually significant. We do not expect that these commitments as of June 30, 2003 will materially adversely affect our liquidity.

Legal Proceedings

        We are involved in various routine legal matters. We believe the outcome of these matters will not have a materially adverse effect on our consolidated financial statements.

        We are undergoing routine audits by various taxing authorities of our Federal and state income tax returns covering periods from 1997 to 2001. We believe that the probable outcome of these various audits should not materially affect our consolidated financial statements.

Backlog

        Our backlog of orders was $118.4 million at June 30, 2003 and $120.7 million at June 30, 2002.

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

Revenue and Cost Recognition Under Long-Term Contracts

        We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectibility of the resulting receivable is reasonably assured. For arrangements other than certain long-term contracts, revenue (including shipping and handling fees) is recognized when products are shipped and title is passed to the customer. Revenues associated with certain long-term contracts are recognized in accordance with Statement of Position No. 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" ("SOP 81-1"). Under SOP 81-1, we use the percentage-of-completion method, whereby revenues and associated costs are recognized as work on a contract progresses.

We measure the extent of progress toward completion generally based upon one of the following (based upon an assessment of which method most closely aligns to the underlying earnings process): (i) the units-of-delivery method, (ii) the cost-to-cost method, using the ratio of contract costs incurred as a percentage of total estimated costs at contract completion (based upon engineering and production estimates), or (iii) the achievement of contractual milestones. Provisions for anticipated losses or revisions in estimated profits on contracts-in-process are recorded in the period in which such anticipated losses or revisions become evident.

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

Recoverability of Long-Lived and Intangible Assets

        Property, plant and equipment are stated at cost less accumulated depreciation computed on a straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are amortized over the life of the lease or the estimated life of the asset, whichever is shorter. Changes in circumstances such as technological advances or changes to our business model can result in the actual useful lives differing from our estimates. To the extent the estimated useful lives are incorrect, the value of these assets may be over or under stated, which in turn could have a material effect on our results of operations and financial condition.

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

Restructuring Charges

        When circumstances warrant a restructuring charge, we estimate and record all appropriate expenses. These expenses include severance, retention bonuses, fringe benefits, asset impairment, buyout of leases and inventory write-downs. To the extent that our estimates differ from actual expenses, there could be significant additional expenses or reversals of previously recorded charges in the future.

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

Recent Accounting Pronouncements

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which was effective January 1, 2003. SFAS No. 146 provides that an exit cost liability should not always be recorded at the date of an entity's commitment to an exit plan, but instead should be recorded when the obligation is incurred. An entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Such adoption did not have any impact on our consolidated financial statements.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). Fin 45 requires certain guarantees to be recorded at fair value regardless of the probability of the loss. FIN 45 has been adopted prospectively by us as of January 1, 2003. The adoption resulted in additional disclosure in the consolidated financial statements.

        In November 2002, the Emerging Issues Task Force ("EITF") finalized EITF Issue 00-21, "Revenue Arrangements with Multiple Deliverables", which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF Issue 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently analyzing the impact of its adoption on our consolidated financial statements.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123 "Accounting for Stock-Based Compensation." Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 in both annual and interim financial statements. We have adopted the disclosure portion of this statement for the fiscal year ended June 30, 2003. The adoption did not have any impact on our consolidated financial position or results of operations.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The statement is effective (with certain exceptions) for contracts entered into or modified after June 30, 2003. We do not believe the adoption of this statement will have a material impact on our consolidated financial statements.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The statement establishes standards for how an issuer clarifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not believe the adoption of this statement will have a material impact on our consolidated financial statements.

        In July 2003, the EITF reached a consensus on Issue 03-5, "Applicability of AICPA Statement of Position 97-2 ("SOP 97-2") to Non-Software Deliverables" ("EITF 03-5"). The consensus was reached that SOP 97-2 is applicable to non-software deliverables if they are included in an arrangement that contains software that is essential to the non-software deliverables' functionality. This consensus is to be applied to fiscal periods beginning after August 13, 2003. We are currently analyzing the impact of this consensus on our consolidated financial statements.

Forward-Looking Statements

        All statements other than statements of historical fact included in this Annual Report, including without limitation statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding our financial position, business strategy and plans and objectives of our management for future operations, are forward-looking statements. When used in this Annual Report, words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the current beliefs of our management, as well as assumptions made by and information currently available to our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to, competitive factors and pricing pressures, the integration of the business of each of MCE Technologies and of the Racal Instruments Wireless Solutions Group with Aeroflex, changes in legal and regulatory requirements, technological change or difficulties, product development risks, commercialization difficulties and general economic conditions. Such statements reflect our current views with respect to the future and are subject to these and other risks, uncertainties and assumptions relating to Aeroflex's financial condition, results of operations, growth strategy and liquidity. Aeroflex does not undertake any obligation to update such forward-looking statements.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        We are exposed to market risk related to changes in interest rates and to foreign currency exchange rates. Most of our debt is at fixed rates of interest or at a variable rate with an interest rate swap agreement which effectively converts the variable rate debt into fixed rate debt. Therefore, if market interest rates increase by 10% from levels at June 30, 2003, the effect on our net income would be a reduction of approximately $17,000 per year. Most of our invested cash and cash equivalents are at variable rates of interest. If market interest rates decrease by 10 percent from levels at June 30, 2003, the effect on our net income would be approximately $36,000. If foreign currency exchange rates (primarily the British Pound and the Euro) change by 10% from levels at June 30, 2003, the effect on our other comprehensive income would be approximately $4.1 million.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and supplementary data listed in the accompanying Index to Financial Statements and Schedules are attached as part of this report.

ITEM 9—DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A—CONTROLS AND PROCEDURES

Evaluation and Disclosure Controls and Procedures

        Based on their evaluation as of September 26, 2003, a date within 90 days of the filing of this Form 10-K, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

Changes in Internal Controls

        There were no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2003 that have material affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

        We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

PART III

        The information required by items 10, 11, 12, 13 and 14 of Part III is incorporated by reference to our definitive proxy statement in connection with our Annual Meeting of Stockholders scheduled to be held in November 2003. The proxy statement is to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year ended June 30, 2003.

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)
  See Index to Financial Statements at beginning of attached financial statements.

  (b)
  Reports on Form 8-K:
    •
    Report on Form 8-K/A filed on August 2, 2002—Item 7—Amendment to Report dated May 21, 2002—Consolidated Financial Statements of IFR Systems, Inc. and Subsidiaries and Pro Forma Combined Balance Sheet and Statement of Operations for IFR Systems, Inc. and Aeroflex Incorporated.

    •
    Report on Form 8-K filed on December 23, 2002—Item 5—Extension of Existing Credit Facility

  (c)
  Exhibits

  3.1
  Certificate of Incorporation, as amended. (Exhibit 3.1 to Form 10-Q for the quarter ended September 30, 2001).

  3.2
  By-Laws, as amended. (Exhibit 3.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

  4.1
  Fifth Amended and Restated Loan and Security Agreement dated as of February 14, 2003 among the Registrant, certain of its subsidiaries, JPMorgan Chase Bank and Fleet National Bank. (Exhibit 10.1 to Form 10-Q for the quarter ended December 31, 2002).

  10.1
  1989 Non-Qualified Stock Option Plan, as amended. (Exhibit 10.8 of Annual Report on Form 10-K for the year ended June 30, 1990).

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

  10.7
  Deferred Compensation Agreement between Aeroflex Incorporated and Harvey R. Blau (Exhibit 10.4 to Report on Form 8-K dated May 17, 1997).

  10.8
  Employment Agreement between Aeroflex Incorporated and Carl Caruso (Exhibit 10.5 to Report on Form 8-K dated May 17, 1997).

  10.9
  Amendment No 1. to Employment Agreement between Aeroflex Incorporated and Carl Caruso dated November 17, 1998. (Exhibit 10.9 to Report on Form 10-K for the fiscal year ended June 30, 2002).

  10.10
  Amendment No 2. to Employment Agreement between Aeroflex Incorporated and Carl Caruso dated November 17, 1999. (Exhibit 10.10 to Report on Form 10-K for the fiscal year ended June 30, 2002).

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

  10.16
  2002 Stock Option Plan. (Exhibit 4 to Registration Statement on Form S-8, #333-97029).

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

  10.28
  Agreement and Plan of Merger among Aeroflex Incorporated, Testco Acqusition Corp. and IFR Systems, Inc. dated as of April 13, 2002. (Exhibit 99.1 to Form 8-K filed April 15, 2002).

  10.29
  Agreement and Plan of Merger, dated as of June 27, 2003, among Registrant, Acquisition, MCE and Michael J. Endres (incorporated by reference to Exhibit 99.1 of Report on Form 8-K filed July 2, 2003).

  10.30
  Form of Warrant Exchange Agreement (incorporated by reference to Exhibit 99.2 of Report on Form 8-K filed July 2, 2003).

  10.31
  Form of Shareholders' Agreement (incorporated by reference to Exhibit 99.3 of Report on Form 8-K filed July 2, 2003).

  22
  The following is a list of the Company's subsidiaries as of June 30, 2003:

Name	Jurisdiction of Incorporation
Aeroflex Colorado Springs, Inc.	Delaware
Aeroflex International Ltd.	England
Aeroflex Pearl River, Inc.	Delaware
Aeroflex Plainview, Inc.	Delaware
Aeroflex Powell, Inc.	Ohio
Aeroflex Systems Corp.	Delaware
Aeroflex Wichita, Inc.	Delaware
Europtest, S.A.	France
Vibration Mountings and Controls, Inc.	New York
  23
  Consent of Independent Auditors

  31.1
  Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

  31.2
  Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

  32.1
  Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

  32.2
  Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of September 2003.

Aeroflex Incorporated
By:	/s/ HARVEY R. BLAU
Harvey R. Blau, Chairman

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on September 29th, 2003 by the following persons in the capacities indicated:

/s/ HARVEY R. BLAU Harvey R. Blau	Chairman of the Board (Chief Executive Officer)
/s/ MICHAEL GORIN Michael Gorin	President and Director (Chief Financial Officer and Principal Accounting Officer)
/s/ LEONARD BOROW Leonard Borow	Executive Vice President, Secretary and Director (Chief Operating Officer)
/s/ PAUL ABECASSIS Paul Abecassis	Director
/s/ MILTON BRENNER Milton Brenner	Director
/s/ ERNEST E. COURCHENE, JR. Ernest E. Courchene, Jr.	Director
/s/ DONALD S. JONES Donald S. Jones	Director
/s/ EUGENE NOVIKOFF Eugene Novikoff	Director
/s/ JOHN S. PATTON John S. Patton	Director
/s/ JOSEPH E. POMPEO Joseph E. Pompeo	Director

AEROFLEX INCORPORATED

AND SUBSIDIARIES

FINANCIAL STATEMENTS AND SCHEDULES

COMPRISING ITEM 8 OF ANNUAL REPORT ON FORM 10-K

TO SECURITIES AND EXCHANGE COMMISSION

AS OF JUNE 30, 2003 AND 2002

AND FOR THE YEARS

ENDED JUNE 30, 2003, 2002 AND 2001

FINANCIAL STATEMENTS AND SCHEDULES

INDEX

PAGE

ITEM FIFTEEN(a)

1. FINANCIAL STATEMENTS:
Independent auditors' report	S-1
Consolidated financial statements:
Balance sheets—June 30, 2003 and 2002	S-2-3
Statements of operations—each of the years in the three year period ended June 30, 2003	S-4
Statements of stockholders' equity and comprehensive income (loss)—each of the years in the three year period ended June 30, 2003	S-5
Statements of cash flows—each of the years in the three year period ended June 30, 2003	S-6
Notes (1-17)	S-7-32
Quarterly financial data (unaudited)	S-33
2. FINANCIAL STATEMENT SCHEDULE:
II—Valuation and qualifying accounts	S-34

        All other schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the financial statements or notes thereto.

Independent Auditors' Report

The Board of Directors and Stockholders of Aeroflex Incorporated

We have audited the accompanying consolidated balance sheets of Aeroflex Incorporated and subsidiaries as of June 30, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended June 30, 2003. Our audits also included the financial statement schedule listed in the Index at item 15(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aeroflex Incorporated and subsidiaries as of June 30, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Melville, New York August 13, 2003

AEROFLEX INCORPORATED
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30,
	2003	2002
	(Restated, note 2)
ASSETS
Current assets:
Cash and cash equivalents	$51,307	$38,559
Accounts receivable, less allowance for doubtful accounts of $1,153 and $636 at June 30, 2003 and 2002, respectively	65,243	63,384
Income taxes receivable	—	4,432
Inventories	74,738	72,040
Deferred income taxes	14,394	12,259
Assets of discontinued operations	—	167
Prepaid expenses and other current assets	5,556	3,360

Total current assets	211,238	194,201
Property, plant and equipment, net	69,080	73,473
Intangible assets with definite lives, net of accumulated amortization of $9,790 and $6,674 at June 30, 2003 and 2002, respectively	15,111	17,815
Goodwill	22,449	20,179
Deferred income taxes	1,002	2,477
Assets of discontinued operations	—	1,200
Other assets	11,736	9,120

Total assets	$330,616	$318,465

See notes to consolidated financial statements.

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1,879	$2,171
Accounts payable	19,694	18,356
Advance payments by customers	2,826	1,775
Liabilities of discontinued operations	973	366
Accrued expenses and other current liabilities	24,310	26,637

Total current liabilities	49,682	49,305
Long-term debt	10,956	12,638
Other long-term liabilities	11,563	7,040

Total liabilities	72,201	68,983

Commitments and contingencies
Stockholders' equity:
Preferred Stock, par value $.10 per share; authorized 1,000 shares: Series A Junior
Participating Preferred Stock, par value $.10 per share; authorized 110 shares; none
issued	—	—
Common Stock, par value $.10 per share; authorized 110,000 shares; issued 60,122 and
60,006 at June 30, 2003 and 2002, respectively	6,012	6,001
Additional paid-in capital	222,943	222,351
Accumulated other comprehensive income	3,816	1,881
Retained earnings	25,658	19,263

	258,429	249,496
Less: Treasury stock, at cost (4 shares at June 30, 2003 and 2002)	14	14

Total stockholders' equity	258,415	249,482

Total liabilities and stockholders' equity	$330,616	$318,465

See notes to consolidated financial statements.

AEROFLEX INCORPORATED
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended June 30,
	2003	2002	2001
		(Restated, note 2)
Net sales	$291,780	$202,129	$232,553
Cost of sales (including restructuring charges of $900 in 2002, note 4)	178,524	128,352	136,435

Gross profit	113,256	73,777	96,118

Operating costs:
Selling, general and administrative costs (including restructuring charges of $8,229 in 2002, note 4)	68,459	49,375	43,383
Research and development costs	31,102	23,140	18,795
Acquired in-process research and development costs (note 3)	—	1,100	1,500

Total operating costs	99,561	73,615	63,678

Operating income	13,695	162	32,440

Other expense (income):
Interest expense	1,389	1,263	1,397
Other income, net (including interest income and dividends of $945, $1,893 and $3,853)	(577)	(1,475)	(3,602)

Total other expense (income)	812	(212)	(2,205)

Income from continuing operations before income taxes	12,883	374	34,645
Provision for income taxes	4,350	50	11,781

Income from continuing operations	8,533	324	22,864
Discontinued operations, net of tax benefit of $1,102, $3,000 and $331 (note 2)	(2,138)	(11,105)	(1,642)
Cumulative effect of a change in accounting, net of tax (note 1)	—	—	132

Net income (loss)	$6,395	$(10,781)	$21,354

Net income (loss) per common share:
Basic
Income from continuing operations	$0.14	$0.01	$0.39
Discontinued operations	(0.03)	(0.19)	(0.02)
Cumulative effect of a change in accounting	—	—	—

Net income (loss)	$0.11	$(0.18)	$0.37

Diluted
Income from continuing operations	$0.14	$0.01	$0.37
Discontinued operations	(0.03)	(0.18)	(0.02)
Cumulative effect of a change in accounting	—	—	—

Net income (loss)	$0.11	$(0.17)	$0.35

Weighted average number of common shares outstanding:
Basic	60,193	59,973	58,124
Diluted	60,753	62,012	61,041

AEROFLEX INCORPORATED
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

Years Ended June 30, 2003, 2002 and 2001
(In thousands)
(Restated, note 2)

					Accumulated Other Comprehensive Income (Loss)
		Common Stock					Treasury Stock
				Additional Paid-in Capital		Retained Earnings			Comprehensive Income (Loss)
	Total	Shares	Par Value				Shares	Cost
Balance, July 1, 2000	$201,644	28,110	$2,811	$190,141	$82	$8,690	13	$(80)
Stock and options issued for acquisition of businesses	11,766	1,153	115	11,651	—	—	—	—
Stock issued upon exercise of stock options and warrants	20,390	1,450	145	20,179	—	—	(11)	66
Deferred compensation	203	—	—	203	—	—	—	—
Two-for-one stock split	—	28,961	2,896	(2,896)	—	—	2	—
Other comprehensive loss	(236)	—	—	—	(236)	—	—	—	$(236)
Net income	21,354	—	—	—	—	21,354	—	—	21,354

Balance, June 30, 2001	255,121	59,674	5,967	219,278	(154)	30,044	4	(14)	$21,118

Stock issued upon exercise of stock options	3,055	332	34	3,021	—	—	—	—
Deferred compensation	52	—	—	52	—	—	—	—
Other comprehensive income	2,035	—	—	—	2,035	—	—	—	$2,035
Net loss	(10,781)	—	—	—	—	(10,781)	—	—	(10,781)

Balance, June 30, 2002	249,482	60,006	6,001	222,351	1,881	19,263	4	(14)	$(8,746)

Stock issued upon exercise of stock options	591	116	11	580	—	—	—	—
Deferred compensation	12	—	—	12	—	—	—	—
Other comprehensive income	1,935	—	—	—	1,935	—	—	—	$1,935
Net income	6,395	—	—	—	—	6,395	—	—	6,395

Balance, June 30, 2003	$258,415	60,122	$6,012	$222,943	$3,816	$25,658	4	$(14)	$8,330

See notes to consolidated financial statements.

AEROFLEX INCORPORATED
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended June 30,
	2003	2002	2001
		(Restated, note 2)
Cash flows from operating activities:
Net income (loss)	$6,395	$(10,781)	$21,354
Loss from discontinued operations	2,138	11,105	1,642

Income from continuing operations	8,533	324	22,996
Adjustments to reconcile net income to net cash provided by operating activities:
Acquired in-process research and development	—	1,100	1,500
Depreciation and amortization	14,677	11,340	11,084
Amortization of deferred gain	(203)	(457)	(823)
Tax benefit from stock option exercises (note 12)	—	—	8,962
Deferred income taxes	2,110	4,750	2,566
Non-cash restructuring charges	—	5,016	—
Other	825	758	296
Change in operating assets and liabilities, net of effects from purchase of businesses:
Decrease (increase) in accounts receivable	(1,122)	999	4,352
Decrease (increase) in inventories	(1,658)	3,463	(6,251)
Decrease (increase) in prepaid expenses and other assets	(291)	(4,439)	(2,701)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(1,755)	(5,311)	5,803

Net cash provided by continuing operations	21,116	17,543	47,784
Net cash provided by (used in) discontinued operations	268	(1,428)	(576)

Net cash provided by operating activities	21,384	16,115	47,208

Cash flows from investing activities:
Payment for purchase of businesses, net of cash acquired	(1,058)	(53,828)	(14,786)
Capital expenditures	(6,431)	(5,758)	(13,112)
Proceeds from sale of property, plant and equipment	48	—	168
Purchase of marketable securities	—	(5,938)	(30,767)
Proceeds from sale of marketable securities	—	18,013	30,121

Net cash used in continuing operations	(7,441)	(47,511)	(28,376)
Net cash provided by (used in) discontinued operations	(432)	(375)	26

Net cash used in investing activities	(7,873)	(47,886)	(28,350)

Cash flows from financing activities:
Borrowings under debt agreements	—	89	635
Debt repayments	(1,974)	(1,801)	(3,919)
Proceeds from the exercise of stock options and warrants	501	1,737	3,800
Amounts paid for withholding taxes on stock option exercises	(90)	(1,542)	(22,193)
Withholding taxes collected for stock option exercises	90	1,542	17,983

Net cash provided by (used in) financing activities	(1,473)	25	(3,694)

Effect of exchange rate changes on cash and cash equivalents	710	409	—

Net increase (decrease) in cash and cash equivalents	12,748	(31,337)	15,164
Cash and cash equivalents at beginning of year	38,559	69,896	54,732

Cash and cash equivalents at end of year	$51,307	$38,559	$69,896

See notes to consolidated financial statements.

AEROFLEX INCORPORATED
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Principles and Policies

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of Aeroflex Incorporated and its subsidiaries (the "Company"), all of which are wholly-owned as of June 30, 2003. All intercompany balances and transactions have been eliminated.

Use of Estimates

        The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires that management of the Company make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities. Among the more significant estimates included in the consolidated financial statements are revenue and cost recognition under long-term contracts, the valuation of inventories and the recoverability of long-lived and intangible assets and goodwill. Actual results could differ from those estimates.

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

Financial Instruments and Derivatives

        The fair values of all on-balance sheet financial instruments, other than long-term debt (see Note 9), approximate book values because of the short maturity of these instruments.

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

Revenue Recognition

        The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectibility of the resulting receivable is reasonably assured. For arrangements other than certain long-term contracts, revenue (including shipping and handling fees) is recognized when products are shipped and title is passed to the customer. Revenues associated with certain long-term contracts are recognized in accordance with Statement of Position No. 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" ("SOP 81-1"). Under SOP 81-1, the Company uses the percentage-of-completion method, whereby revenues and associated costs are recognized as work on a contract progresses. The Company measures the extent of progress toward completion generally based upon one of the following (based upon an assessment of which method most closely aligns to the underlying earnings process): (i) the units-of-delivery method, (ii) the cost-to-cost method, using the ratio of contract costs incurred as a percentage of total estimated costs at contract completion (based upon engineering and production estimates), or (iii) the achievement of contractual milestones. Provisions for anticipated losses or revisions in estimated profits on contracts-in-process are recorded in the period in which such anticipated losses or revisions become evident.

Property, Plant and Equipment

        Property, plant and equipment are stated at cost less accumulated depreciation computed on a straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are amortized over the life of the lease or the estimated life of the asset, whichever is shorter.

Research and Development Costs

        All research and development costs are charged to expense as incurred. See Note 3 for a discussion of acquired in-process research and development.

Intangible Assets

        Intangible assets are carried at cost less accumulated amortization and are being amortized on a straight-line basis over periods ranging from 6 to 16 years. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," whenever events or changes in circumstances indicate that the carrying value of its intangible assets may be impaired, the Company evaluates the recoverability of such assets by estimating the future cash flows. If the sum of the undiscounted cash flows expected to result from the use of the asset, and its eventual disposition, is less than the carrying amount of the asset, the Company will recognize an impairment loss to the extent of the excess of the carrying amount of the asset over the discounted cash flow.

        In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 144.

        The Company adopted the provisions of SFAS No. 141 and SFAS No. 142 as of July 1, 2001. The Company has tested goodwill for impairment in accordance with the provisions of SFAS No. 142 as of

July 1, 2001. Based on its evaluation, the Company was not required to recognize any impairment losses as of July 1, 2001. The Company evaluated its intangible assets and goodwill that were acquired in prior purchase business combinations and reclassified $2.6 million net carrying value of intangible assets to goodwill in order to conform with the criteria in SFAS No. 141 for recognition apart from goodwill. In connection with this reclassification, the Company reduced goodwill for the amount of deferred taxes previously recorded on the reclassified intangible assets that are no longer required. The Company also reassessed the useful lives and residual values of all intangible assets acquired, and determined that no adjustment to these estimates was necessary.

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

        The per share weighted average fair value of stock options granted during fiscal 2003, 2002 and 2001 was $5.24, $7.64 and $18.68, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions: 2003—expected dividend yield of 0%, risk free interest rate of 3.5%, expected stock volatility of 108%, and an expected option life of 5.4 years; 2002—expected dividend yield of 0%, risk free interest rate of 4.9%, expected stock volatility of 122%, and an expected option life of 4.8 years; 2001—expected dividend yield of 0%, risk free interest rate of 5.6%, expected stock volatility of 137%, and an expected option life of 5.1 years. The pro forma compensation cost before income taxes was $43.2 million, $66.0 million and $66.3 million for the years ended June 30, 2003, 2002 and 2001, respectively, based on the aforementioned fair value at the grant date only for options granted after fiscal year 1995. The Company's net income (loss) and net income (loss) per share using this pro forma compensation cost would have been:

	Years Ended June 30,
	2003	2002	2001
	(In thousands, except per share amounts)
Income from continuing operations—as reported	$8,533	$324	$22,864
Deduct: Total stock-based compensation expense determined under fair value based method, net of tax	(28,491)	(43,577)	(43,735)

Income (loss) from continuing operations—pro forma	$(19,958)	$(43,253)	$(20,871)

Income from continuing operations per share—as reported
Basic	$0.14	$0.01	$0.39
Diluted	0.14	0.01	0.37
Income (loss) from continuing operations per share—pro forma
Basic	$(0.33)	$(0.72)	$(0.36)
Diluted	*	*	*

*
As a result of the loss, all options are anti-dilutive.

Income Taxes

        Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Foreign Currency Translations

        The financial statements of the Company's foreign subsidiaries are measured in their local currency and then translated into U.S. dollars using the current rate method. Under the current rate method, assets and liabilities are translated using the exchange rate at the balance sheet date. Revenues and expenses are translated at average rates prevailing throughout the year. Gains and losses resulting from the translation of financial statements of the foreign susidiaries are accumulated in other comprehensive income (loss) and presented as part of stockholders' equity. Exchange gains or losses from the settlement of foreign currency transactions are reflected in the consolidated statement of operations in other income (loss).

Comprehensive Income

        Comprehensive income consists of net income and equity adjustments relating to foreign currency translation, fair value of derivatives, minimum pension liability and available-for-sale securities and is presented in the Consolidated Statements of Stockholders' Equity and Comprehensive Income.

Reclassifications

        Reclassifications have been made to the 2001 and 2002 consolidated financial statements to conform to the 2003 presentation.

Recent Accounting Pronouncements

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which the Company adopted on January 1, 2003. SFAS No. 146 provides that an exit cost liability should not always be recorded at the date of an entity's commitment to an exit plan, but instead should be recorded when the obligation is incurred. An entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Such adoption did not have any impact on the Company's consolidated financial statements.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires certain guarantees to be recorded at fair value regardless of the probability of the loss. FIN 45 has been adopted prospectively by the Company as of January 1, 2003. The adoption resulted in additional disclosure in the consolidated financial statements (see note 8).

        In November 2002, the Emerging Issues Task Force ("EITF") finalized EITF Issue 00-21, "Revenue Arrangements with Multiple Deliverables", which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF Issue 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently analyzing the impact of its adoption on its consolidated financial statements. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123 "Accounting for Stock-Based Compensation." Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 in both annual and interim financial statements. The Company has adopted the disclosure portion of this statement for the fiscal year ended June 30, 2003. The adoption did not have any impact on the Company's consolidated financial position or results of operations.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The statement is effective (with certain exceptions) for contracts entered into or modified after June 30, 2003. The Company does not believe the adoption of this statement will have a material impact on its consolidated financial statements.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The statement establishes standards for how an issuer clarifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15,

2003. The Company does not believe the adoption of this statement will have a material impact on its consolidated financial statements.

        In July 2003, the EITF reached a consensus on Issue 03-5, "Applicability of AICPA Statement of Position 97-2 ("SOP 97-2") to Non-Software Deliverables" ("EITF 03-5"). The consensus was reached that SOP 97-2 is applicable to non-software deliverables if they are included in an arrangement that contains software that is essential to the non-software deliverables' functionality. This consensus is to be applied to fiscal periods beginning after August 13, 2003. The Company is currently analyzing the impact of this consensus on its consolidated financial statements.

2.    Discontinued Operation

        In December 2002, the Board of Directors of the Company approved a formal plan to discontinue the Company's fiber optic lithium niobate modulator operation due to the continued weakness in the fiber optic end-user market and reductions in pricing. This operation had previously been included in the Microelectronic Solutions segment. The plan called for an immediate cessation of operations and disposal of existing assets. The abandonment of the operation resulted in a charge of $2.6 million ($1.7 million, net of tax) in the quarter ended December 31, 2002. The charge included a cash requirement of $1.4 million, primarily for existing equipment leases and payroll costs, and a non-cash charge of $1.2 million primarily for the write-off of owned equipment.

        In accordance with SFAS No. 144, the abandonment has been reported as a discontinued operation and, accordingly, losses from operations and the loss on abandonment have been reported separately from continuing operations. Net sales from discontinued operations for the years ended June 30, 2003, 2002 and 2001 were $58,000, $505,000 and $255,000, respectively. To conform with this presentation, all periods have been restated. As a result, the assets and liabilities of the discontinued operation have been reclassified on the balance sheet from the historical classifications and presented under the captions "assets of discontinued operations" and "liabilities of discontinued operations," respectively. As of June 30, 2003, the liabilities of discontinued operations consisted primarily of $832,000 of lease commitments. As of June 30, 2002, the net assets of discontinued operations consisted primarily of $779,000 of property, plant and equipment.

3.    Acquisition of Businesses and Intangible Assets

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

(In thousands)
Current assets (excluding cash of $8.0 million)	$44,046
Property, plant and equipment	20,242
Developed technology	8,230
Goodwill	5,032
In-process research and development	1,100
Other	62

Total assets acquired	78,712

Current liabilities	(22,188)
Long-term debt	(2,814)

Total liabilities assumed	(25,002)

Net assets acquired	$53,710

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

	Pro Forma Years Ended June 30,
	2002	2001
	(In thousands, except per share data)
Net sales	$297,002	$371,388
Income (loss) from continuing operations	(11,006)	26,497
Income (loss) from continuing operations per share
Basic	$(.18)	$.46
Diluted	(.18)	.43

        The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of the periods presented or of future operating results of the combined companies.

  TriLink

        Effective March 23, 2001, the Company acquired all of the outstanding stock of TriLink Communications Corp. ("TriLink") for 1.1 million shares of Aeroflex common stock. TriLink designed, developed, manufactured and marketed fiber optic components for the communications industry, including Lithium Niobate modulators and optical switches. The operations of TriLink were discontinued in December 2002. (See Note 2—Discontinued Operation).

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

        The Company evaluated the acquired tangible and identifiable intangible assets to serve as a basis for allocation of the purchase price. The Company allocated the purchase price, including acquisition costs of approximately $100,000, as follows:

(In thousands)
Net tangible assets	$6,990
Existing technology	2,970
Goodwill	2,640
In-process research and development	1,500

$14,100

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

Pro Forma Year Ended June 30, 2001
(In thousands, except per share amounts)
Net sales	$237,435
Income from continuing operations	22,441
Income from continuing operations per share:
Basic	$.39
Diluted	.37

        The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of the period presented or of future operating results of the combined companies.

  Altair

        On October 16, 2000, the Company issued 550,000 shares (after adjustment for the 2-for-1 stock split effective in November 2000) of its common stock for all the outstanding common stock of Altair Aerospace Corporation ("Altair"). Altair designs and develops advanced object-oriented control systems software based upon a proprietary software engine. This business combination has been accounted for as a pooling-of-interests and, accordingly, for all periods prior to the business combination, the Company's historical consolidated financial statements have been restated to include the accounts and results of operations of Altair. Altair's net sales were approximately $2.8 million and its net loss was $21,000 for the year ended June 30, 2000.

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

Intangibles with Definite Lives

        The components of amortizable intangible assets are as follows:

	As of June 30, 2003		As of June 30, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(In thousands)
Existing technology	$23,901	$9,357	$23,489	$6,341
Tradenames	1,000	433	1,000	333

Total	$24,901	$9,790	$24,489	$6,674

        The aggregate amortization expense for the amortized intangible assets was $3.1 million, $1.8 million and $2.0 million for the years ended June 30, 2003, 2002 and 2001, respectively.

        As a result of the continued slowdown in the fiber optics market, the Company evaluated, as of June 30, 2002, the recoverability of certain of its intangibles for existing technology. Based on an evaluation of the future cash flows anticipated to be generated by these assets, the Company, as of June 30, 2002, recorded a $218,000 charge to selling, general and administrative costs for the impairment of intangibles in its microelectronic solutions segment. The Company recognized no such charges in 2003.

        The estimated aggregate amortization expense for each fiscal year is as follows:

(In thousands)
2004	$3,075
2005	3,065
2006	3,022
2007	3,022
2008	2,529

Goodwill

        The carrying amount of goodwill is as follows:

	Balance as of July 1, 2002	Acquired (Note a)	Balance as of June 30, 2003
	(In thousands)
Microelectronic Solutions Segment	$5,367	$—	$5,367
Test Solutions Segment	14,023	2,270	16,293
Isolator Products Segment	789	—	789

Total	$20,179	$2,270	$22,449

Note
a— Goodwill recorded during the period as a result of the final purchase price allocation of IFR and contingent payments pursuant to purchase agreements.

        Goodwill (including intangible assets reclassified to goodwill in accordance with SFAS No. 141) amortization for the year ended June 30, 2001 was $1.3 million and generated a tax benefit of $241,000. The following table shows the results of operations as if SFAS No. 141 was applied to prior periods:

For the year ended June 30, 2001
(In thousands, except per share amounts)
Net income, as reported	$21,354
Add Back: Goodwill amortization, net of tax	1,085

Adjusted net income	$22,439

Income per share—Basic
Net income, as reported	$.37
Goodwill amortization, net of tax	.02

Adjusted net income	$.39

Income per share—Diluted
Net income, as reported	$.35
Goodwill amortization, net of tax	.02

Adjusted net income	$.37

4.     Restructuring Charges

        In February and June 2002, the Company initiated strategic plans to consolidate three of its manufacturing operations to take advantage of excess manufacturing capacity in certain of its facilities and reduce operating costs. The Company recorded charges to eliminate excess equipment and facility capacity, primarily in its microelectronics segment, for workforce reductions in both the microelectronics and test solutions segments, and for the impairment of intangibles related to its microelectronic fiber optic acquisition. The last of these consolidations was completed in March 2003. In connection with this restructuring, the Company recorded a charge of $9.1 million in the fiscal year ended June 30, 2002 or $5.8 million, net of tax ($.09 per diluted share). The restructuring charge was allocated $900,000 to cost of sales and $8.2 million to selling, general and administrative expenses. In addition, there were charges of approximately $165,000 directly related to the restructuring plan which could not be accrued in fiscal 2002, but were expensed as incurred in fiscal 2003 in accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" ("EITF 94-3").

  Inventory

        The $900,000 charge to write-off inventory consisted of two components—$750,000 of inventory at the Company's Texas thin-film manufacturing facility that was not compatible with the manufacturing platform at the New York facility and $150,000 of fiber optic inventory that was not viable for the current plans of the microelectronics business. These charges were classified as components of cost of sales in accordance with EITF No. 96-9, "Classification of Inventory Markdowns and Other Costs Associated with a Restructuring."

  Impairment of Intangibles

        Due to the slowdown in the fiber optics market, the Company recorded a charge totaling $218,000 for the impairment of an acquisition related intangible. This non-cash charge was recognized in accordance with SFAS No. 121.

  Workforce Reduction

        During fiscal 2002, workforce reductions of approximately 120 employees resulted in a charge of $2.4 million. This charge included severance pay, retention bonuses and fringe benefits for the remaining workforces at the facilities consolidated under the restructuring plans. Approximately $70,000 of post-production payroll costs, related solely to closing the facilities, was not accrued, but was expensed as incurred, as such costs did not meet the criteria for accrual of EITF No. 94-3.

  Plant Shutdown

        During fiscal 2002, the Company recognized a charge of $5.6 million for plant shutdown charges. This charge included $3.9 million for the write-off of excess equipment and leasehold improvements, $1.1 million for buyouts of certain equipment and facility leases and $602,000 relating to facility closing and clean-up. Approximately $95,000 of additional costs were incurred and expensed in fiscal 2003 related to post-production operating costs.

        The $3.9 million of asset impairment charges were recognized for property, plant and equipment associated with the consolidation of manufacturing facilities. This non-cash charge was recognized in accordance with SFAS No. 144.

        The following table sets forth the charges and payments related to the restructuring reserve for the year ended June 30, 2003:

	Balance July 1, 2002	Year Ended June 30, 2003		Balance June 30, 2003
	Restructuring Reserve	Adjustments to Restructuring Reserve	Cash Payments	Restructuring Reserve
	(In thousands)
Workforce reduction	$1,406	$52	$(1,367)	$91
Lease payments	859	(4)	(754)	101
Plant shutdown and other	111	98	(86)	123

Total	$2,376	$146	$(2,207)	$315

5.     Inventories

        Inventories consist of the following:

	June 30,
	2003	2002
	(In thousands)
Raw materials	$33,952	$34,701
Work-in-process	25,675	21,939
Finished goods	15,111	15,400

	$74,738	$72,040

        Inventories include contracts-in-process of $19.3 million and $15.0 million at June 30, 2003 and 2002, respectively, which consist substantially of unbilled material, labor and overhead costs that are or were expected to be billed during the succeeding fiscal year.

6.     Property, Plant and Equipment

        Property, plant and equipment consists of the following:

	June 30,
			Estimated Useful Life In Years
	2003	2002
	(In thousands)
Land	$9,563	$9,724
Building and leasehold improvements	40,794	39,831	2 to 40
Machinery, equipment, tools and dies	60,522	56,476	3 to 10
Furniture and fixtures	11,432	10,255	5 to 10
Assets recorded under capital leases	6,581	6,551	5 to 10

	128,892	122,837
Less accumulated depreciation and amortization	59,812	49,364

	$69,080	$73,473

        Repairs and maintenance expense on property, plant and equipment was $3.7 million, $1.6 million and $2.6 million for the years ended June 30, 2003, 2002 and 2001, respectively.

7.     Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities include accrued salaries, wages and other compensation of $8.1 million and $7.2 million at June 30, 2003 and 2002, respectively.

8.     Product Warranty

        The Company warrants its products against defects in design, materials and workmanship, generally for one year from their date of shipment. A provision for estimated future costs relating to these warranties is recorded when revenue is recognized and is included in cost of goods sold.

        Activity related to the Company's product warranty liability was as follows:

	Years Ended June 30,
	2003	2002
	(In thousands)
Balance at beginning of period	$1,654	$270
Provision for warranty obligations	1,651	733
Liability assumed in acquisition of business	—	1,324
Charges incurred	(1,965)	(673)

Balance at end of period	$1,340	$1,654

9.     Long-Term Debt and Credit Arrangements

        Long-term debt consists of the following:

	June 30,
	2003	2002
	(In thousands)
Revolving credit and mortgage agreement (a)	$3,094	$3,409
Building mortgage (b)	3,565	3,565
Capitalized equipment lease obligations (c)	3,183	4,210
Capitalized building lease obligations (d)	2,750	2,975
Other	243	650

	12,835	14,809
Less current maturities	1,879	2,171

	$10,956	$12,638

        Aggregate long-term debt as of June 30, 2003 matures in each fiscal year as follows:

(In thousands)
2004	$1,879
2005	1,842
2006	1,161
2007	806
2008	2,151
Thereafter	4,996

$12,835

        Interest paid was $1.3 million, $1.1 million and $1.4 million during the years ended June 30, 2003, 2002 and 2001, respectively.

        (a)   On February 14, 2003, the Company executed an amended and restated loan and security agreement with two banks which replaced a previous loan agreement. The amended and restated loan agreement increased the line of credit to $50 million through February 2007, continues the mortgage on the Company's Plainview property for $3.1 million and is secured by the pledge of the stock of certain of the Company's subsidiaries. The interest rate on borrowings under this agreement is at various rates depending upon certain financial ratios, with the current rate substantially equivalent to prime (4.00% at June 30, 2003) on the revolving credit borrowings. The Company paid a facility fee of $125,000 and is required to pay a commitment fee of .25% per annum of the average unused portion of the credit line. The mortgage is payable in monthly installments of approximately $26,000 through March 2008 and a balloon payment of $1.6 million in April 2008. The Company has entered into an interest rate swap agreement for the outstanding amount under the mortgage agreement at approximately 7.6% in order to reduce the interest rate risk associated with these borrowings. The fair market value of the interest rate swap agreement was a liability of $405,000 as of June 30, 2003 and was included in other long-term liabilities.

        The terms of the loan agreement require compliance with certain covenants including minimum consolidated tangible net worth and pretax earnings, maintenance of certain financial ratios, limitations on indebtedness and prohibition of the payment of cash dividends. In connection with the purchase of certain materials for use in manufacturing, the Company has a letter of credit of $2.0 million. At June 30, 2003, the Company's available unused line of credit was approximately $46.8 million after consideration of this and other letters of credit.

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

10.   Stockholders' Equity

Common Stock Split

        On November 2, 2000, the Company's Board of Directors authorized a two-for-one stock split of its Common Stock, effective November 16, 2000. The share and per share amounts in the consolidated financial statements give effect to the stock split.

Stock Options and Warrants

        Under the Company's stock option plans, options may be granted to purchase shares of the Company's Common Stock exercisable at prices generally equal to the fair market value on the date of grant. During 1990, the Company's shareholders approved the Non-Qualified Stock Option Plan (the "NQSOP"). In December 1993, the Board of Directors adopted the Outside Director Stock Option Plan (the "Directors' Plan") which provides for options to non-employee directors, which become exercisable in three installments. The Directors' Plan, as amended, covers 1.3 million shares of the Company's Common Stock. In November 1994, the shareholders approved the Directors' Plan and the 1994 Non-Qualified Stock Option Plan (the "1994 Plan"). In November 1996, the shareholders approved the 1996 Stock Option Plan (the "1996 Plan"). In April 1998, the Board of Directors adopted the 1998 Stock Option Plan (the "1998 Plan"). In January 2000, the shareholders approved the 1999 Stock Option Plan (the "1999 Plan"). In March 2000, the Board of Directors adopted the 2000 Stock Option Plan (the "2000 Plan"). In November 2000, the shareholders approved the Key Employee Stock Option Plan (the "Key Employee Plan"). In June 2002, the Board of Directors adopted the 2002 Stock Option Plan (the "2002 Plan"). In November 2002, the shareholders approved the 2002 Outside Directors' Stock Opton Plan (the "2002 Directors' Plan"), which provides for options to non-employee directors which become exercisable in three installments. The NQSOP, the 1994 Plan, the 1996 Plan, the 1998 Plan, the 1999 Plan, the 2000 Plan, the Key Employee Plan and the 2002 Plan provide for options which become exercisable in one or more installments and each covers 3.8 million shares of the Company's Common Stock, except for the 1999 Plan which covers 2.3 million shares, the 2000 Plan which covers 6.2 million shares, the Key Employee Plan which covers 4.0 million shares, the 2002 Plan which covers 1.5 million shares and the 2002 Directors' Plan which covers 525,000 shares. Options under the NQSOP and the 1994 Plan expire five years from the date of grant. Options under all other plans shall expire not later than ten years from the date of grant.

        In connection with certain of its acquisitions, the Company has also issued to employees, who are not executive officers, options to purchase 1.4 million shares of Common Stock which were not covered by one of the above plans.

        Additional information with respect to the Company's stock options is as follows:

	Weighted Average Exercise Prices	Shares Under Outstanding Options
	(In thousands)
Balance, July 1, 2000	$8.65	9,566
Granted	21.22	7,128
Forfeited	9.22	(148)
Exercised	4.02	(2,702)

Balance, June 30, 2001	16.02	13,844
Granted	9.44	2,896
Forfeited	14.83	(28)
Exercised	5.39	(337)

Balance, June 30, 2002	15.08	16,375
Granted	6.81	327
Forfeited	25.78	(2,739)
Exercised	4.35	(116)

Balance, June 30, 2003	$12.85	13,847

        The Company's stock option plans allow employees to use shares received from the exercise of the option to satisfy the tax withholding requirements. During fiscal years 2003, 2002 and 2001, payroll tax on stock option exercises were withheld from employees in shares of the Company's Common Stock amounting to $0, $0 and $4.2 million, respectively.

        Options to purchase 10.6 million, 8.5 million and 4.4 million shares were exercisable at weighted average exercise prices of $12.57, $14.26 and $10.21 per share as of June 30, 2003, 2002 and 2001, respectively.

        The options outstanding as of June 30, 2003 are summarized in ranges as follows:

	Options Outstanding
Range of Exercise Prices	Weighted Average Exercise Price	Options Outstanding	Weighted Average Remaining Life
	(In thousands)
$1.67-$2.50	$1.83	257	3.1 years
$3.28-$4.65	4.12	1,560	4.9
$5.38-$8.10	6.88	3,643	7.0
$9.05-$13.56	12.19	2,887	7.9
$15.34-$22.53	17.80	4,392	7.2
$26.00-$34.41	29.49	1,108	7.3

		13,847

	Options Exercisable
Range of Exercise Prices	Weighted Average Exercise Price	Options Exercisable
		(In thousands)
$1.67-$2.50	$1.83	257
$3.28-$4.65	4.12	1,509
$5.38-$8.10	6.68	2,633
$9.05-$13.56	12.65	1,806
$15.34-$22.53	17.65	3,618
$26.00-$34.41	29.49	739

		10,562

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

Net Income (Loss) Per Share

        A reconciliation of the numerators and denominators of the Basic EPS and Diluted EPS calculations is as follows:

	Years Ended June 30,
	2003	2002	2001
	(In thousands, except per share amounts)
Computation of Adjusted Net Income (Loss):
Income from continuing operations	$8,533	$324	$22,864
Discontinued operations, net of tax	(2,138)	(11,105)	(1,642)
Cumulative effect of a change in accounting, net of tax	—	—	132

Net income (loss)	$6,395	$(10,781)	$21,354

Computation of Adjusted Weighted Average Shares Outstanding:
Weighted average shares outstanding	60,193	59,973	58,124
Add: Effect of dilutive options and warrants outstanding	560	2,039	2,917

Weighted average shares and common share equivalents used for computation of diluted earnings per common share	60,753	62,012	61,041

Income (Loss) Per Share—Basic:
Income from continuing operations	$0.14	$0.01	$0.39
Discontinued operations	(0.03)	(0.19)	(0.02)
Cumulative effect of a change in accounting	—	—	—

Net income (loss)	$0.11	$(0.18)	$0.37

Income (Loss) Per Share—Diluted:
Income from continuing operations	$0.14	$0.01	$0.37
Discontinued operations	(0.03)	(0.18)	(0.02)
Cumulative effect of a change in accounting	—	—	—

Net income (loss)	$0.11	$(0.17)	$0.35

        Options to purchase 11.2 million shares at exercise prices ranging between $6.56 and $34.41 per share were outstanding as of June 30, 2003 but were not included in the computation of Diluted EPS because the exercise prices of these options were greater than the average market price of the common shares.

11.   Comprehensive Income

        The components of comprehensive income (loss) are as follows:

	Years Ended June 30,
	2003	2002	2001
	(In thousands)
Net income (loss)	$6,395	$(10,781)	$21,354
Unrealized gain (loss) on interest rate swap agreement, net of tax	(117)	(108)	(43)
Unrealized investment gain (loss), net of tax	—	42	(124)
Minimum pension liability adjustment, net of tax	(2,115)	(330)	—
Foreign currency translation adjustment	4,167	2,431	(69)

Total comprehensive income (loss)	$8,330	$(8,746)	$21,118

        Accumulated other comprehensive income (loss) is as follows:

	Unrealized Gain (Loss) on Interest Rate Swap Agreements (net of tax)	Unrealized Investment Gain (Loss) (net of tax)	Minimum Pension Liability Adjustment (net of tax)	Foreign Currency Translation Adjustment	Total (net of tax)
	(In thousands)
Balance, July 1, 2000	$—	$82	$—	$—	$82
Annual change	(43)	(124)	—	(69)	(236)

Balance, June 30, 2001	(43)	(42)	—	(69)	(154)
Annual change	(108)	42	(330)	2,431	2,035

Balance, June 30, 2002	(151)	—	(330)	2,362	1,881
Annual change	(117)	—	(2,115)	4,167	1,935

Balance, June 30, 2003	$(268)	$—	$(2,445)	$6,529	$3,816

12.   Income Taxes

        The provision (benefit) for income taxes from continuing operations consists of the following:

	Years Ended June 30,
	2003	2002	2001
	(In thousands)
Current:
Federal	$1,909	$(5,080)	$8,665
State and local	172	380	550
Foreign	159	—	—

	2,240	(4,700)	9,215

Deferred:
Federal	2,106	4,708	2,309
State and local	936	42	257
Foreign	(932)	—	—

	2,110	4,750	2,566

	$4,350	$50	$11,781

        The provision for income taxes varies from the amount computed by applying the U.S. Federal income tax rate to income from continuing operations before income taxes as a result of the following:

	Years Ended June 30,
	2003	2002	2001
	(In thousands)
Tax at statutory rate	$4,380	$127	$12,126
Non-deductible acquired in-process research and development charge	—	374	—
Impairment and amortization of goodwill	—	—	210
Undistributed earnings of foreign subsidiaries	(1,479)	—	—
Valuation allowance against foreign loss	795	—	—
State and local income tax	1,047	11	352
Research and development credit	(550)	(375)	(650)
Other, net	157	(87)	(257)

	$4,350	$50	$11,781

        Deferred tax assets and liabilities consist of:

	June 30,
	2003	2002
	(In thousands)
Accounts receivable	$614	$463
Inventories	9,858	9,093
Accrued expenses and other current liabilities	3,922	2,703

Current assets	14,394	12,259

Capital lease obligation	1,081	1,160
Other long-term liabilities	3,936	1,492
Capital loss carryforwards	673	673
Tax loss carryforwards	4,284	10,220
Tax credit carryforwards	5,703	3,402
Less: valuation allowance	(4,630)	(4,319)

Non-current assets	11,047	12,628

Property, plant and equipment	(4,015)	(4,830)
Intangibles	(6,030)	(5,321)

Long-term liabilities	10,045)	(10,151)

Net non-current assets (liabilities)	1,002	2,477

Total	$15,396	$14,736

        The Company recorded credits of $90,000, $1.3 million and $20.8 million to additional paid-in capital during the years ended June 30, 2003, 2002 and 2001, respectively, in connection with the tax benefit related to compensation deductions on the exercise of stock options and warrants. The tax loss carryforwards and tax credit carryforwards expire through 2022.

        In accordance with SFAS No. 109, the Company records a valuation allowance against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has recorded a valuation allowance primarily against foreign and state net operating loss carryforwards, capital loss carryforwards and certain other tax credit carryforwards which may expire before they can be utilized. The increase in the valuation allowance in fiscal 2003, was primarily for foreign net operating loss carryforwards, partially offset by a decrease in a valuation allowance against expired credits.

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

        The Company made income tax payments of $1.4 million, $1.1 million and $227,000 and received refunds of $5.6 million, $609,000 and $2.3 million during the years ended June 30, 2003, 2002 and 2001, respectively.

13.   Employment Contracts

        As of June 30, 2003, the Company has employment agreements with certain of its officers for periods through June 30, 2007 with annual remuneration ranging from $238,000 to $398,000, plus cost of living adjustments and, in some cases, additional compensation based upon earnings of the Company. Future aggregate minimum payments under these contracts are $1.3 million per year. Certain of the contracts provide for a three-year consulting period at the expiration of the employment term at two-thirds of salary. In addition, these officers have the option to terminate their employment agreements upon a change in control of the Company, as defined, and receive lump sum payments equal to the salary and bonus, if any, for the remainder of the term.

14.   Employee Benefit Plans

        All employees of the Company and certain subsidiaries who are not members of a collective bargaining agreement are eligible to participate in a company sponsored 401(k) plan. Each participant has the option to contribute a portion of his or her compensation and receive a discretionary employer matching contribution. Furthermore, employees of a certain subsidiary are eligible to participate in a qualified profit sharing plan and receive an allocation of a discretionary share of their subsidiary's profits. For fiscal years ended June 30, 2003, 2002 and 2001, these 401(k) and profit sharing plans had an aggregate expense of $3.2 million, $2.2 million and $2.3 million, respectively.

        Effective January 1, 1994, the Company established a Supplemental Executive Retirement Plan (the "SERP") which provides retirement, death and disability benefits to certain of its officers. The SERP expense for the fiscal years ended June 30, 2003, 2002 and 2001 was $1.0 million, $885,000 and $625,000, respectively. The assets of the SERP are held in a Rabbi Trust and amounted to $4.0 million and $3.3 million at June 30, 2003 and 2002, respectively. The accumulated benefit obligation was $8.8 million and $4.6 million at June 30, 2003 and 2002, respectively. The projected benefit obligation was $8.8 million and $6.5 million at June 30, 2003 and 2002, respectively. The intangible asset related to the SERP was $499,000 and $537,000 at June 30, 2003 and 2002, respectively. A discount rate of 6.0%, 7.0% and 7.0% was assumed in the above calculations and a rate of compensation increase of 0%, 3.0% and 3.0% was assumed for the years ended June 30, 2003, 2002 and 2001, respectively. No participants are currently receiving benefits.

15.   Commitments and Contingencies

Operating Leases

        Several of the Company's operating facilities and certain machinery and equipment are leased under agreements expiring through 2020. The leases for machinery and equipment generally contain options to purchase at the then fair market value of the related leased assets.

        Future minimum payments under operating leases as of June 30, 2003 are as follows for the fiscal years:

(In thousands)
2004	$6,259
2005	5,124
2006	4,146
2007	3,390
2008	2,431
Thereafter	13,347

Future minimum lease payments	34,697
Sub-lease income	(15,768)

Net minimum lease payments	$18,929

        Rental expense was $7.6 million, $4.8 million and $3.7 million during the fiscal years 2003, 2002 and 2001, respectively. Sub-lease rental income was $965,000, $86,000 and $0 for the fiscal years 2003, 2002 and 2001, respectively.

Legal Matters

        The Company is involved in various routine legal matters. Management believes the outcome of these matters will not have a materially adverse effect on the Company's consolidated financial statements.

16.   Business Segments

        The Company's business segments, and major products included in each segment, are as follows:

  Microelectronic Solutions:

  a)
  Microelectronic Modules

  b)
  Thin Film Interconnects

  c)
  Integrated Circuits

  Test Solutions:

  a)
  Instrument Products

  b)
  Motion Control Systems

  Isolator Products:

  a)
  Commercial Spring and Rubber Isolators

  b)
  Industrial Spring and Rubber Isolators

  c)
  Military Wire-rope Isolators

        The Company is a manufacturer of advanced technology systems and components for commercial industry, government and defense contractors. Approximately 37%, 43% and 29% of the Company's sales for the fiscal years 2003, 2002 and 2001, respectively, were to agencies of the United States government or to prime defense contractors or subcontractors of the United States government. The only customers which constituted more than 10% of the Company's sales during any year in the period presented were Lockheed Martin which comprised 10.8% of sales in fiscal year 2002, and Agere which comprised 10.8% of sales in fiscal year 2001. Most of the Company's customers are located in the United States, but export sales accounted for 34%, 16% and 15% of sales in fiscal years 2003, 2002 and 2001, respectively. In fiscal year 2003, 66%, 26%, 6% and 2% of the Company's sales were to customers located in the United States, Europe and the Middle East, Asia and Australia, and the rest of the world, respectively. In fiscal year 2002, 84%, 11%, 4% and 1% of the Company's sales were to customers located in the United States, Europe and the Middle East, Asia and Australia, and the rest of the world, respectively.

	Years Ended June 30,
	2003	2002	2001
	(In thousands)
Business Segment Data:
Net sales:
Microelectronic Solutions	$105,555	$103,791	$144,646
Test Solutions	169,987	82,738	68,394
Isolator Products	16,238	15,600	19,513

Net sales	$291,780	$202,129	$232,553

Operating income:
Microelectronic Solutions	$15,319	$12,977	$36,936
Test Solutions	4,683	975	1,971
Isolator Products	739	994	2,326
General corporate expenses	(7,046)	(4,555)	(7,293)

	13,695	10,391	33,940
Restructuring charges(1)	—	(9,129)	—
Acquired in-process research and development(2)(3)	—	(1,100)	(1,500)
Interest expense	(1,389)	(1,263)	(1,397)
Other income (expense), net	577	1,475	3,602

Income before income taxes	$12,883	$374	$34,645

Total assets:
Microelectronic Solutions	$94,968	$105,263	$117,303
Test Solutions	164,323	154,565	74,308
Isolator Products	7,718	7,538	9,445
Corporate	63,607	49,732	98,752
Assets of discontinued operations	—	1,367	12,938

Total assets	$330,616	$318,465	$312,746

Capital expenditures:
Microelectronic Solutions	$2,631	$3,098	$7,877
Test Solutions	3,423	2,339	4,878
Isolator Products	368	164	341
Corporate	9	157	16

Total capital expenditures	$6,431	$5,758	$13,112

Depreciation and amortization expense:
Microelectronic Solutions	$6,086	$7,346	$7,494
Test Solutions	8,123	3,491	3,042
Isolator Products	462	484	522
Corporate	6	19	26

Total depreciation and amortization expense	$14,677	$11,340	$11,084

(1)
In fiscal year 2002, the operating income of the Microelectronic Solutions and Test Solutions segments has been adjusted to exclude the restructuring charges of $7.0 million and $2.1 million, respectively, for the consolidation of a total of three manufacturing operations.

(2)
The fiscal year 2002 special charge for the write-off of in-process research and development acquired in the purchase of IFR ($1.1 million) is allocable fully to the Test Solutions segment.

(3)
The fiscal year 2001 special charge for the write-off of in-process research and development acquired in the purchase of RDL ($1.5 million) is allocable fully to the Test Solutions segment.

17.   Subsequent Events

  Acquisition of Racal Instruments Wireless Solutions Group

        On July 31, 2003, the Company acquired the Racal Instruments Wireless Solutions Group ("WSG") for cash of $38 million and a deferred payment of up to $16.5 million in either cash or Aeroflex common stock, at the Company's option, depending on WSG achieving certain performance goals for the year ending July 31, 2004. WSG develops, manufactures and integrates digital wireless testing and measurement solutions. The addition of WSG testing solutions products and technologies will enable the Company to provide a full spectrum of wireless testing solutions from development to production and services primarily for infrastructure testing and mobile handset testing.

        The Company evaluated the acquired tangible and identifiable assets to serve as a basis for allocation of the preliminary purchase price. The Company preliminarily allocated the purchase price, including acquisition costs of approximately $2.0 million, based on the estimated fair value of the assets acquired and liabilities assumed as follows:

(In thousands)
Current assets (excluding cash of $6.3 million)	$20,737
Property, plant and equipment	6,325
Developed technology	15,600
Customer related intangibles	1,900
Goodwill	11,975
In-process research and development	2,700

Total assets acquired	59,237

Current liabilities	(21,606)
Deferred taxes	(5,882)

Total liabilities assumed	(27,488)

Net assets acquired	$31,749

        Summarized below are the unaudited proforma results of operations of the Company as if WSG had been acquired at the beginning of the fiscal periods presented.

	Pro forma Years Ended June 30,
	2003	2002
	(In thousands)
Net sales	$339,318	$240,226
Income (loss) from continuing operations	5,385	(5,919)
Income (loss) from continuing operations per share
Basic	$0.09	$(0.10)
Diluted	0.09	(0.10)

        The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of the periods presented or of future operating results of the combined companies. The operating results of WSG will be included in the consolidated statement of operations from the acquisition date and will be included in the Test Solutions segment.

  Acquisition of MCE Technologies, Inc.

        On September 3, 2003, the Company acquired MCE Technologies, Inc. ("MCE") for approximately 5.8 million shares of Aeroflex common stock. In addition, the Company discharged $22.8 million in MCE outstanding bank, other indebtedness and preferred stock and issued stock options for 315,000 shares of Aeroflex common stock with exercise prices ranging from $2.88 to $9.59 in exchange for outstanding options of MCE. MCE designs, manufactures and markets a broad range of microelectronic devices, components and multi-function modules servicing wireless, broadband infrastructure, satellite communications and defense markets. These product offerings complement our existing product lines.

        The Company evaluated the acquired tangible and identifiable intangible assets to serve as a basis for allocation of the preliminary purchase price. The Company preliminarily allocated the purchase price, including acquisition costs of approximately $1.4 million, based on the estimated fair value of the assets acquired and liabilities assumed as follows:

(In thousands)
Current assets (excluding cash of $250,000)	$18,660
Property, plant and equipment	10,148
Developed technology	8,850
Customer related intangibles	3,620
Goodwill	45,788
In-process research and development	420
Other	35

Total assets acquired	87,521
Current liabilities	(11,268)
Long-term debt	(1,277)
Other long-term liabilities	(6,462)

Total liabilities assumed	(19,007)

Net assets acquired	$68,514

        Summarized below are the unaudited proforma results of operations of the Company as if MCE had been acquired at the beginning of the fiscal periods presented.

	Pro forma Years Ended June 30,
	2003	2002
	(In thousands)
Net sales	$350,303	$273,535
Income from continuing operations	7,878	4,796
Income from continuing operations per share
Basic	$0.12	$0.07
Diluted	0.12	0.07

        The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of the periods presented or of future operating results of the combined companies. The operating results of MCE will be included in the consolidated statement of operations from the acquisition date and will be included in the Microelectronic Solutions segment.

Quarterly Financial Data (Unaudited):
(In thousands, except per share amounts and footnotes)

	Quarter
2003					Year Ended June 30,
	First	Second	Third	Fourth
Net sales	$66,433	$71,764	$74,942	$78,641	$291,780
Gross profit	24,943	27,119	29,734	31,460	113,256
Income from continuing operations	$874	$1,684	$2,925	$3,050	$8,533

Income from continuing operations per share:
Basic	$0.01	$0.03	$0.05	$0.05	$0.14

Diluted	$0.01	$0.03	$0.05	$0.05	$0.14

	Quarter
2002								Year Ended June 30,
	First		Second	Third		Fourth
Net sales		$39,307	$45,996		$50,571		$66,255	$202,129
Gross profit		13,146	17,020		18,257		25,354	73,777
Income (loss) from continuing operations(1)(2)		$(282)	$1,769		$(1,013)		$(150)	$324

Income (loss) from continuing operations per share:
Basic(1)(2)		$—	$0.03		$(0.02)		$—	$0.01

Diluted(1)(2)	$	*	$0.03	$	*	$	*	$0.01

(1)
Includes $1.1 million ($1.1 million, net of tax), or $.02 per share, for the year and quarter ended June 30, 2002, for the write-off of in-process research and development acquired in connection with the purchase of IFR Systems, Inc.

(2)
Includes $5.0 million ($3.4 million, net of tax, or $.06 per share) for the quarter ended March 31, 2002, $4.1 million ($2.4 million, net of tax, or $.04 per share) for the quarter ended June 30, 2002 and $9.1 million ($5.8 million, net of tax, or $.09 per diluted share) for the year ended June 30, 2002 for the consolidation of three manufacturing operations in order to take advantage of excess manufacturing capacity and reduce operating costs, including charges related to excess equipment and facility capacity primarily in the microelectronics segment, workforce reductions in both the microelectronics and test solutions segments and impairments to intangibles related to microelectronics fiber optic acquisition.

  Since per share information is computed independently for each quarter and the full year, based on the respective average number of common and common equivalent shares outstanding, the sum of the quarterly per share amounts does not necessarily equal the per share amounts for each year.

*
As a result of the loss, all options are anti-dilutive.

AEROFLEX INCORPORATED
AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts —describe	Deductions —describe		Balance at end of period
YEAR ENDED JUNE 30, 2003:
Allowance for doubtful accounts	$636	$885	$—	$368	(A)	$1,153

Reserve for inventory obsolescence	$4,563	$2,832	$—	$556	(B)	$6,839

YEAR ENDED JUNE 30, 2002:
Allowance for doubtful accounts	$459	$648	$—	$471	(A)	$636

Reserve for inventory obsolescence	$4,066	$2,444	$—	$1,947	(B)	$4,563

YEAR ENDED JUNE 30, 2001:
Allowance for doubtful accounts	$509	$58	$—	$108	(A)	$459

Reserve for inventory obsolescence	$2,830	$2,032	$—	$796	(B)	$4,066

Note:

  (A)
  — Net write-offs of uncollectible amounts.
  (B)
  — Write-off of inventory.

QuickLinks

  ITEM 1—BUSINESS
  ITEM 2—PROPERTIES
  ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5—MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6—SELECTED FINANCIAL DATA
  ITEM 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
  ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9—DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A—CONTROLS AND PROCEDURES
PART III
  ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
AEROFLEX INCORPORATED AND SUBSIDIARIES
FINANCIAL STATEMENTS AND SCHEDULES COMPRISING ITEM 8 OF ANNUAL REPORT ON FORM 10-K TO SECURITIES AND EXCHANGE COMMISSION AS OF JUNE 30, 2003 AND 2002 AND FOR THE YEARS ENDED JUNE 30, 2003, 2002 AND 2001
FINANCIAL STATEMENTS AND SCHEDULES
INDEX
  ITEM FIFTEEN(a)
Independent Auditors' Report
AEROFLEX INCORPORATED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands)
AEROFLEX INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts)
AEROFLEX INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) Years Ended June 30, 2003, 2002 and 2001 (In thousands) (Restated, note 2)
AEROFLEX INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
AEROFLEX INCORPORATED AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Quarterly Financial Data (Unaudited): (In thousands, except per share amounts and footnotes)
AEROFLEX INCORPORATED AND SUBSIDIARIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (In thousands)