Form 10-Q
period 2003-09-30
AEROFLEX INC
filed 2003-11-14
CIK 2601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended  September 30, 2003

Commission File Number 000-02324

AEROFLEX INCORPORATED

(Exact name of Registrant as specified in its Charter)

DELAWARE	11-1974412
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

35 South Service Road Plainview, N.Y.	11803
(Address of principal executive offices)	(Zip Code)

(516) 694-6700
(Registrant’s telephone number, including area code)

*Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

*Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

November 12, 2003	66,478,917 shares (excluding 4,388 shares held in treasury)
(Date)	(Number of Shares)

NOTE:  THIS IS PAGE 1 OF A DOCUMENT CONSISTING OF 33 PAGES.

AEROFLEX INCORPORATED

AND SUBSIDIARIES

AEROFLEX INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2003	June 30, 2003
	(Unaudited)
	(In thousands)

ASSETS

Current assets:
Cash and cash equivalents	$10,927	$51,307
Accounts receivable, less allowance for doubtful accounts of $1,157,000 and $1,153,000	74,518	65,243
Inventories	94,159	74,738
Deferred income taxes	16,147	14,394
Prepaid expenses and other current assets	9,883	5,556
Total current assets	205,634	211,238

Property, plant and equipment, net	84,038	66,724
Intangible assets with definite lives, net	43,644	15,111
Goodwill	88,589	22,449
Deferred income taxes	—	1,002
Other assets	14,816	14,092
Total assets	$436,721	$330,616

See notes to consolidated financial statements.

AEROFLEX INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(continued)

	September 30, 2003	June 30, 2003
	(Unaudited)
	(In thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$2,084	$1,879
Accounts payable	22,526	19,694
Advance payments by customers	7,931	2,826
Income taxes payable	1,235	1,802
Liabilities of discontinued operations	887	973
Accrued expenses and other current liabilities	41,069	22,508
Total current liabilities	75,732	49,682

Long-term debt	30,875	10,956
Deferred income taxes	12,020	—
Other long-term liabilities	12,639	11,563

Total liabilities	131,266	72,201

Stockholders’ equity:
Preferred Stock, par value $.10 per share; authorized 1,000,000 shares:
Series A Junior Participating Preferred Stock, par value $.10 per share, authorized 110,000; none issued	—	—
Common Stock, par value $.10 per share; authorized 110,000,000 shares; issued 65,981,000 and 60,122,000 shares	6,598	6,012
Additional paid-in capital	268,555	222,943
Accumulated other comprehensive income	4,264	3,816
Retained earnings	26,052	25,658
	305,469	258,429

Less: Treasury stock, at cost (4,000 shares)	14	14

Total stockholders’ equity	305,455	258,415

Total liabilities and stockholders’ equity	$436,721	$330,616

See notes to consolidated financial statements.

AEROFLEX INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended September 30,
	2003	2002
	(Unaudited)

Net sales	$81,737	$66,434
Cost of sales	46,979	41,491
Gross profit	34,758	24,943

Selling, general and administrative costs	19,232	14,767
Research and development costs	10,211	7,643
Amortization of acquired intangibles	1,433	759
Acquired in-process research and development costs	3,120	—
	33,996	23,169
Operating income	762	1,774

Other expense (income)
Interest expense	393	351
Other expense (income)	(245)	112
Total other expense (income)	148	463
Income from continuing operations before income taxes	614	1,311
Provision for income taxes	220	437

Income from continuing operations	394	874
Loss from discontinued operations, net of tax	—	(242)
Net income	$394	$632

Income per common share:
Basic
Continuing operations	$.01	$.01
Discontinued operations	—	—
Net income	$.01	$.01

Diluted
Continuing operations	$.01	$.01
Discontinued operations	—	—
Net income	$.01	$.01

Weighted average number of common shares outstanding:
Basic	61,959	60,125
Diluted	63,197	60,622

See notes to consolidated financial statements.

AEROFLEX INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended September 30,
	2003	2002
	(Unaudited)

Cash Flows From Operating Activities:
Net income	$394	$632
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss from discontinued operations	—	242
Acquired in-process research and development	3,120	—
Depreciation and amortization	4,792	3,873
Amortization of deferred gain	(51)	(101)
Deferred income taxes	431	796
Other, net	1	11
Change in operating assets and liabilities, net of effects from purchases of businesses:
Decrease (increase) in accounts receivable	2,804	9,092
Decrease (increase) in inventories	(2,915)	(1,353)
Decrease (increase) in prepaid expenses and other assets	(583)	(1,398)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(6,351)	(6,088)

Net Cash Provided By (Used In) Operating Activities	1,642	5,706

Cash Flows From Investing Activities:
Payment for purchase of business, net of cash acquired	(57,448)	—
Capital expenditures	(1,976)	(1,641)
Cash flow provided by (used in) discontinued operations	—	(221)

Net Cash Provided By (Used In) Investing Activities	(59,424)	(1,862)

Cash Flows From Financing Activities:
Borrowings under debt agreements	19,115	—
Debt repayments	(1,940)	(577)
Proceeds from the exercise of stock options	186	131

Net Cash Provided By (Used In) Financing Activities	17,361	(446)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	41	33

Net Increase (Decrease) In Cash And Cash Equivalents	(40,380)	3,431
Cash And Cash Equivalents At Beginning Of Period	51,307	38,559
Cash And Cash Equivalents At End Of Period	$10,927	$41,990

See notes to consolidated financial statements.

AEROFLEX INCORPORATED

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.       Basis of Presentation

The consolidated balance sheet of Aeroflex Incorporated and Subsidiaries (“the Company”) as of September 30, 2003, the related consolidated statements of operations for the three months ended September 30, 2003 and 2002, and the consolidated statements of cash flows for the three months ended September 30, 2003 and 2002 have been prepared by the Company and are unaudited.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2003 and for all periods presented have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.  It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2003 annual report to shareholders.  There have been no changes of significant accounting policies since June 30, 2003, except as disclosed in Note 2.  Certain reclassifications have been made to previously reported financial statements to conform to current classifications.

Results of operations for the three month period are not necessarily indicative of results of operations for the corresponding years.

2.                     Recent Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”).  FIN 45 requires certain guarantees to be recorded at fair value regardless of the probability of the loss.  FIN 45 has been adopted prospectively by the Company as of January 1, 2003.  The adoption resulted in additional disclosure in the consolidated financial statements (see Note 10).

In November 2002, the Emerging Issues Task Force (“EITF”) finalized EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables”, which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service.  EITF Issue 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003.  Such adoption did not have any impact on the Company’s consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.”  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123 “Accounting for Stock-Based Compensation.”  Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 in both annual and interim financial statements.  The Company has adopted the disclosure portion of this statement for the fiscal year ended June 30, 2003.  The adoption did not have any impact on the Company’s consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.  The statement is effective (with certain exceptions) for contracts entered into or modified after June 30, 2003.  The adoption did not have any impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  The statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of this statement did not have any impact on the Company’s consolidated financial statements.

In July 2003, the EITF reached a consensus on Issue 03-5, “Applicability of AICPA Statement of Position 97-2 (“SOP 97-2”) to Non-Software Deliverables” (“EITF 03-5”).  The consensus was reached that SOP 97-2 is applicable to non-software deliverables if they are included in an arrangement that contains software that is essential to the non-software deliverables’ functionality.  This consensus is to be applied to fiscal periods beginning after August 13, 2003.  The Company is currently analyzing the impact of this consensus on its consolidated financial statements.

3.       Acquisition of Businesses and Intangible Assets

Acquisition of Racal Instruments Wireless Solutions Group

On July 31, 2003, the Company acquired the Racal Instruments Wireless Solutions Group (“RIWS”) for cash of $38 million and a deferred payment of up to $16.5 million in either cash or Aeroflex common stock, at the Company’s option, depending on RIWS achieving certain performance goals for the year ending July 31, 2004.  The Company has not included this contingent consideration in its initial purchase price allocation as the payment of this consideration is not considered to be certain beyond a reasonable doubt.  As a result, the Company will adjust goodwill for any contingent consideration in the future if and when it is earned.  RIWS develops, manufactures and integrates digital wireless testing and measurement solutions. The addition of RIWS testing solutions products and technologies is expected to enable the Company to provide a full spectrum of wireless testing solutions from development to production and services primarily for infrastructure testing and mobile handset testing.

The Company evaluated the acquired tangible and identifiable intangible assets to serve as a basis for allocation of the purchase price.  The Company preliminarily allocated the purchase price, including acquisition costs of approximately $2.4 million, based on the estimated fair value of the assets acquired and liabilities assumed as follows:

(In thousands)

Current assets (excluding cash of $5.9 million)	$15,769
Property, plant and equipment	8,672
Developed technology	15,600
Customer related intangibles	1,700
Tradenames	200
Goodwill	18,102
In-process research and development	2,700
Total assets acquired	62,743
Current liabilities	(22,995)
Deferred taxes	(5,250)
Total liabilities assumed	(28,245)
Net assets acquired	$34,498

As of September 30, 2003, the Company is completing its assessment of the fair value of certain assets and liabilities as of the date of acquisition which is expected to be finalized upon the receipt and completion of additional information and analysis during the second quarter.

The developed technology, tradenames and customer related intangibles are being amortized on a straight-line basis over a range of 1 to 8 years. Approximately $5.7 million of the goodwill is deductible for tax purposes.  At the acquisition date, the acquired in-process research and development was not considered to have reached technological feasibility and had no alternative future uses.  Therefore, in accordance with accounting principles generally accepted in the United States of America, the value of such has been expensed in the quarter ended September 30, 2003 in operating costs.  At the acquisition date, RIWS was conducting design, development, engineering and testing activities associated with the completion of new 2.5G and 3G protocol and conformance testers.

Summarized below are the unaudited pro forma results of operations of the Company as if RIWS had been acquired at the beginning of the fiscal periods presented.  The $2.7 million write-off has been included in the September 30, 2003 pro forma loss, but not the September 30, 2002 pro forma income in order to provide comparability to the respective historical periods.

	Pro forma Three Months Ended September 30,
	2003		2002
	(In thousands)

Net sales	$83,689		$80,054
Income (loss) from continuing operations	(2,322)		1,638
Income (loss) from continuing operations per share
Basic	$(0.04)		$.03
Diluted		*	.03

* As a result of the loss, all options are anti-dilutive.

The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of the periods presented or of future operating results of the combined companies.  The operating results of RIWS have been included in the consolidated statement of operations from the acquisition date and are included in the Test Solutions segment.

Acquisition of MCE Technologies, Inc.

On September 3, 2003, the Company acquired all of the outstanding stock of MCE Technologies, Inc. (“MCE”) for approximately 5.8 million shares of Aeroflex common stock with a fair value of approximately $43.5 million.  In addition, the Company discharged $22.8 million of MCE outstanding bank debt, other indebtedness and preferred stock. Further, the Company issued stock options for 315,000 shares of Aeroflex common stock with exercise prices ranging from $2.88 to $9.59 in exchange for outstanding options of MCE.  The fair value of these options was approximately $2.4 million utilizing the Black-Scholes option pricing model. MCE designs, manufactures and markets a broad range of microelectronic devices, components and multi-function modules servicing wireless, broadband infrastructure, satellite communications and defense markets.  These product offerings complement our existing product lines.

The Company evaluated the acquired tangible and identifiable intangible assets to serve as a basis for allocation of the purchase price.  The Company preliminarily allocated the purchase price, including acquisition costs of approximately $2.0 million, based on the estimated fair value of the assets acquired and liabilities assumed as follows:

(In thousands)

Current assets (excluding cash of $1,803)	$18,481
Property, plant and equipment	9,761
Developed technology	8,850
Tradenames	1,100
Customer related intangibles	2,520
Goodwill	48,038
In-process research and development	420
Other	543
Total assets acquired	89,713
Current liabilities	(8,272)
Long-term debt	(2,895)
Deferred taxes	(7,811)
Other long-term liabilities	(1,835)
Total liabilities assumed	(20,813)
Net assets acquired	$68,900

As of September 30, 2003, the Company is completing its assessment of the fair value of certain assets and liabilities as of the date of acquisition which is expected to be finalized upon the receipt and completion of additional information and analysis during the second quarter.

The developed technology, customer related intangibles, and tradenames are being amortized on a straight-line basis over a range of 1 to 15 years. The goodwill is not deductible for tax purposes.  At the acquisition date, the acquired in-process research and development was not considered to have reached technological feasibility and had no alternative future uses.  Therefore, in accordance with accounting principles generally accepted in the United States of America, the value of such has been expensed in the quarter ended September 30, 2003 in operating costs.  At the acquisition date, MCE was conducting development activities associated with the completion of certain high frequency component technology.

Summarized below are the unaudited pro forma results of operations of the Company as if MCE had been acquired at the beginning of the fiscal periods presented.  The $420,000 write-off has been included in the September 30, 2003 pro forma income, but not the September 30, 2002 pro forma income in order to provide comparability to the respective historical periods.

	Pro forma Three Months Ended September 30,
	2003	2002
	(In thousands)

Net sales	$91,352	$81,863
Income from continuing operations	267	911
Income from continuing operations per share
Basic	$—	$0.01
Diluted	—	0.01

The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of the periods presented or of future operating results of the combined companies.  The operating results of MCE have been included in the consolidated statement of operations from the acquisition date and are included in the Microelectronic Solutions segment.

Intangibles with Definite Lives

The components of amortizable intangible assets are as follows:

	As of September 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In thousands)

Existing technology	$48,351	$10,610	$37,741
Tradenames	2,300	500	1,800
Customer related intangibles	4,220	117	4,103
Total	$54,871	$11,227	$43,644

The aggregate amortization expense for the amortized intangible assets was $1.4 million and $759,000 for the three months ended September 30, 2003 and 2002, respectively.

The estimated aggregate amortization expense for each of the twelve-month periods ending September 30, is as follows:

(In thousands)
2004	$7,778
2005	7,252
2006	7,122
2007	6,285
2008	5,199

Goodwill

The carrying amount of goodwill is as follows:

	Balance as of July 1, 2003	Adjustment (Note a)	Balance as of September 30, 2003
	(In thousands)

Microelectronic solutions segment	$5,367	$48,038	$53,405
Test solutions segment	16,293	18,102	34,395
Isolator products segment	789	—	789
Total	$22,449	$66,140	$88,589

Note a -     The goodwill recorded during the period is a result of the acquisitions of RIWS and MCE.

4.       Restructuring Charges

In fiscal 2002, the Company initiated strategic plans to consolidate three of its manufacturing operations to take advantage of excess manufacturing capacity in certain of its facilities and reduce operating costs. The Company recorded charges to eliminate excess equipment and facility capacity, primarily in its microelectronics segment, for workforce reductions in both the microelectronic and test solutions segments, and for the impairment of intangibles related to its microelectronic fiber optic acquisition.  These consolidations are substantially complete.  In connection with these restructurings, the Company recorded charges of $5.0 million and $4.1 million during the quarters ended March 31, 2002 and June 30, 2002, respectively, or $3.4 million and $2.4 million, net of tax, respectively.

The following table sets forth the charges and payments related to the restructuring reserve for the three months ended September 30, 2003:

	Balance July 1, 2003	Three Months Ended September 30, 2003		Balance September 30, 2003
	Restructuring Reserve	Adjustments to Restructuring Reserve	Cash Payments	Restructuring Reserve
	(In thousands)

Workforce reduction	$91	$—	$(54)	$37

Lease payments	101	—	(66)	35

Plant shutdown	123	—	—	123

	$315	$—	$(120)	$195

5.       Earnings Per Share

In accordance with SFAS No. 128 “Earnings Per Share,” net income per common share (“Basic EPS”) is computed by dividing net income by the weighted average common shares outstanding.  Net income per common share, assuming dilution (“Diluted EPS”) is computed by dividing net income by the weighted average common shares outstanding plus potential dilution from the exercise of stock options. A reconciliation of the numerators and denominators of the Basic EPS and Diluted EPS calculations is as follows:

	Three Months Ended September 30,
	2003	2002
	(In thousands, except per share data)

Income from continuing operations	$394	$874

Computation of adjusted weighted average shares outstanding:
Weighted average shares outstanding	61,959	60,125
Add: Effect of dilutive options outstanding	1,238	497
Weighted average shares and common share equivalents used for computation of diluted earnings per common share	63,197	60,622

Income from continuing operations per share:
• Basic	$.01	$.01
• Diluted	$.01	$.01

Options to purchase 8.6 million shares at exercise prices ranging between $9.05 and $34.41 per share were outstanding as of September 30, 2003 but were not included in the computation of diluted EPS because the exercise prices of these options were greater than the average market price of the common shares.

6.       Accounting for Stock-Based Compensation

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

The per share weighted average fair value of stock options granted during the quarter ended September 30, 2003 was $6.11 on the date of grant.  The fair value was determined using the Black Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 0%, risk free interest rate of 4.4%, expected volatility of 108%, and an expected life of 3.6 years.  No options were granted during the quarter ended September 30, 2002.  The Company’s net income (loss) and net income (loss) per share using the pro forma fair value compensation cost method would have been:

	Three Months Ended September 30,
	2003	2002
	(In thousands)

Income from continuing operations	$394	$874

Deduct: Total stock-based employee compensation expense determined under fair value based method for all grants, net of tax	(2,348)	(9,229)

Pro forma income from continuing operations	$(1,954)	$(8,355)

Earnings per share:
Basic - as reported	$0.01	$0.01
Basic - pro forma	$(0.03)	$(0.14)

Diluted - as reported	$0.01	$0.01
Diluted - pro forma	*	*

* As a result of the loss, all options are anti-dilutive.

7.       Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended September 30,
	2003	2002
	(In thousands)

Net income	$394	$632

Unrealized gain (loss) on interest rate swap agreements, net of tax	43	(105)

Foreign currency translation adjustment	405	461
Total comprehensive income	$842	$988

8.       Bank Loan Agreements

On February 14, 2003, the Company executed an amended and restated revolving credit and security agreement with two banks which replaced a previous loan agreement. The amended and restated loan agreement increased the line of credit to $50 million through February 2007, continues the mortgage on the Company’s Plainview property for $3.3 million and is secured by the pledge of the stock of certain of the Company’s subsidiaries.  The interest rate on revolving credit borrowings under this agreement is at various rates depending upon certain financial ratios, with the current rate substantially equivalent to the prime rate (4.0% at September 30, 2003).  The Company paid a facility fee of $125,000 and is required to pay a commitment fee of .25% per annum of the average unused portion of the credit line.

The mortgage is payable in monthly installments of approximately $26,000 through March 2008 and a balloon payment of $1.6 million in April 2008.  The Company has entered into interest rate swap agreements for the outstanding amount under the mortgage agreement at approximately 7.6% in order to reduce the interest rate risk associated with these borrowings.  The fair market value of the interest rate swap agreements was $340,000 as of September 30, 2003 in favor of the banks.

The terms of the loan agreement require compliance with certain covenants including minimum consolidated tangible net worth and pretax earnings, maintenance of certain financial ratios, limitations on indebtedness and prohibition of the payment of cash dividends. In connection with the purchase of certain materials for use in manufacturing, the Company has a letter of credit of $2.0 million.  At September 30, 2003, the Company’s available unused line of credit was approximately $28.1 million after consideration of this and other letters of credit.

9.       Inventories

Inventories consist of the following:

	September 30, 2003	June 30, 2003
	(In thousands)
Raw materials	$37,594	$33,952
Work in process	35,910	25,675
Finished goods	20,655	15,111
	$94,159	$74,738

10.     Product Warranty

The Company warrants its products against defects in design, materials and workmanship, generally for one year from their date of shipment.  A provision for estimated future costs relating to these warranties is recorded when revenue is recorded and is included in cost of goods sold.

Changes in the Company’s product warranty liability during the three months ended September 30, 2003 were as follows:

	Three Months Ended September 30,
	2003	2002
	(In thousands)

Balance at beginning of period	$1,340	$1,654
Provision for warranty obligations	330	405
Charges incurred	(257)	(495)
Acquired warranty obligations	156	—

Balance at end of period	$1,569	$1,564

11.     Income Taxes

The Company recorded credits of $61,000 and $8,000 to additional paid-in capital during the three months ended September 30, 2003 and 2002, respectively, in connection with the tax benefit related to compensation deductions on the exercise of stock options.

12.     Contingencies

The Company is involved in various routine legal matters.  Management believes the outcome of these matters will not have a materially adverse effect on the Company’s consolidated financial statements.

13.     Business Segments

The Company’s business segments and major products included in each segment, are as follows:

Microelectronic Solutions:

a)Microelectronic Modules and Components

b)Thin Film Interconnects

c)Integrated Circuits

Test Solutions:

a)Instrument Products

b)Motion Control Systems

Isolator Products

a)Commercial Spring and Rubber Isolators

b)Industrial Spring and Rubber Isolators

c)Military Wire-Rope Isolators

	For The Three Months Ended September 30,
	2003	2002
	(In thousands)
Business Segment Data:

Net sales:
Microelectronic solutions	$29,047	$23,762
Test solutions	49,059	38,969
Isolator products	3,631	3,703
Net sales	$81,737	$66,434

Segment operating income:
Microelectronic solutions	$4,935	$2,240
Test solutions	639	361
Isolator products	108	260
General corporate expenses	(1,800)	(1,087)
	3,882	1,774
Acquired in-process research and development(1)	(3,120)	—
Interest expense	(393)	(351)
Other income (expense), net	245	(112)
Income from continuing operations before income taxes	$614	$1,311

(1)                For the three months ended September 30, 2003, the charges for the write-off of in-process research and development acquired in the purchase of RIWS ($2.7 million) and MCE ($420,000) are allocable to the Test Solutions and Microelectronic Solutions segments, respectively.

Revenues, based on the customers’ locations, attributed to the United States and other regions are as follows:

	For the Three Months Ended September 30,
	2003	2002
	(In thousands)

United States of America	$53,271	$44,254
Europe and Middle East	20,927	16,655
Asia and Australia	6,463	4,724
Rest of World	1,076	801
	$81,737	$66,434

14.    Subsequent Events

Acquisition of Celerity Systems Incorporated

On October 31, 2003, the Company acquired the business of Celerity Systems Inc. (CA) (“Celerity”) from L-3 Communications Corp. for approximately $10.1 million, consisting of cash, Aeroflex common shares and a release of certain liabilities.  Celerity designs, develops and manufactures modular digital test and measurement solutions for the communications, satellite,wireless and broadband test markets, including broadband signal generators.  On a pro forma basis, had the Celerity acquisition taken place as of the beginning of the periods presented, results of operations for those periods would not have been materially affected.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We use our advanced design, engineering and manufacturing abilities to produce microelectronic and testing solutions.  We have built our businesses through acquisitions and internal product development.  Our products are used in the aerospace, defense, wireless and satellite communications markets.  We also design and manufacture motion control systems and shock and vibration isolation systems which are used for commercial, industrial and defense applications.  Our operations are grouped into three segments:

•                                          microelectronic solutions

•                                          test solutions

•                                          isolator products

Our consolidated financial statements include the accounts of Aeroflex Incorporated and all of our subsidiaries.  All of our subsidiaries are wholly-owned.

Our microelectronic solutions segment has been designing, manufacturing and selling state-of-the-art microelectronics for the electronics industry since 1974.  We built this segment’s business primarily through various acquisitions, as follows:

•                                          In January 1994, we acquired substantially all of the net operating assets of the microelectronics division of Marconi Circuit Technology Corporation, which manufactures a wide variety of microelectronic assemblies.

•                                          In March 1996, we acquired MIC Technology Corporation (now Aeroflex Pearl River, Inc.) which designs, develops, manufactures and markets microelectronic products in the form of passive thin film circuits and interconnects.  Effective July 1, 1997, Aeroflex Pearl River, Inc. acquired certain equipment, inventory, licenses for technology and patents of two of Lucent Technologies’ telecommunications component units - multi-chip modules and film integrated circuits.  These units manufacture microelectronic modules and interconnect products.

•                                          In February 1999, we acquired all of the outstanding stock of UTMC Microelectronic Systems, Inc. (now Aeroflex Colorado Springs, Inc.), consisting of UTMC’s integrated circuit business.  That operation designs and supplies radiation tolerant integrated circuits for defense and satellite communications.

•                                          In September 2000, we acquired all of the operating assets of AmpliComm, Inc. (merged into Aeroflex Plainview, Inc.), which designs and develops amplifiers used by aerospace/defense and communications systems manufacturers.

•                                          In September 2003, we acquired MCE Technologies, Inc.   MCE designs, manufacturers and markets a broad range of devices, components and subsystems that are used in defense related applications, as well as throughout mobile and fixed wireless infrastructure equipment and related test equipment applications.  MCE’s products are also used in wireless broadband access, cable head-end systems, fiber optic networking, and satellite applications.

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

•                                          Lintek (now Aeroflex Powell, Inc.), a leader in high speed synthetic instrumentation antenna measurement systems, radar systems, transmit/receive module test systems and satellite test systems, which we acquired in January 1995.

•                                          Europtest, S.A. (France), which we acquired in September 1998.  Europtest develops and sells specialized software-driven test equipment used primarily in cellular, satellite and other communications applications.

•                                          Altair, which we merged with in October 2000 in a pooling-of-interest business combination.  Altair (merged into Aeroflex Powell, Inc.) designs and develops advanced object-oriented control systems software based upon a proprietary software engine.

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

•                                          Racal Instrument Wireless Solutions Group, which we acquired in July 2003.  RIWS is a leading developer, manufacturer and integrator of digital wireless testing and measurement solutions.  Its products address two primary wireless applications - infrastructure testing and mobile handset testing.

•                                          In October 2003, Aeroflex Powell acquired the business of Celerity Systems Inc. (CA), a company engaged in the development, manufacture and sale of test and measurement systems.

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

Approximately 35% of our sales for the three months ended September 30, 2003, 37% of our sales for fiscal 2003 and 43% of our sales for fiscal 2002 were to agencies of the United States government or to prime defense contractors or subcontractors of the United States government.

As used in this report, “we,” “us” and “our” mean Aeroflex Incorporated and its subsidiaries (unless the content indicates otherwise).

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Net Sales.  Net sales increased 23% to $81.7 million for the three months ended September 30, 2003 from $66.4 million for the three months ended September 30, 2002.  Net sales in the microelectronic solutions segment increased 22% to $29.0 million for the three months ended September 30, 2003 from $23.8 million for the three months ended September 30, 2002 due primarily to the acquisition of MCE in September 2003.  Net sales in the test solutions segment increased 26% to $49.1 million for the three months ended September 30, 2003 from $39.0 million for the three months ended September 30, 2002 due primarily to the acquisition of RIWS in July 2003. Net sales in the isolator products segment was $3.6 million for the three months ended September 30, 2003 and $3.7 million for the three months ended September 30, 2002.

Gross Profit.   Gross profit increased 39% to $34.8 million (42.5% of net sales) for the three months ended September 30, 2003 from $24.9 million (37.5% of net sales) for the three months ended September 30, 2002.  The increases were primarily a result of the effect of the acquisitions of MCE and RIWS, which have higher gross margins than our historical average.

Selling, General and Administrative Costs.  Selling, general and administrative costs increased 30% to $19.2 million (23.5% of net sales) for the three months ended September 30, 2003 from $14.8 million (22.2% of net sales) for the three months ended September 30, 2002.  The increase in such expenses was due primarily to the addition of the expenses of MCE and RIWS.

Research and Development Costs.  Our self-funded research and development costs increased 34% to $10.2 million (12.5% of net sales) for the three months ended September 30, 2003 from $7.6 million (11.5% of net sales) for the three months ended September 30, 2002. The increase was primarily due to the addition of the expenses of MCE and RIWS.

Amortization of Acquired Intangibles.  Amortization of acquired intangibles increased 89% to $1.4 million (1.8% of net sales) for the three months ended September 30, 2003 from $759,000 (1.1% of net sales) for the three months ended September 30, 2002.  The increase was due primarily to the addition of amortization of the MCE and RIWS acquired intangibles.

Acquired In-Process Research and Development.  In connection with the acquisition of RIWS, we allocated $2.7 million of the purchase price to incomplete research and development projects.  In connection with the acquisition of MCE, we allocated $420,000 of the purchase price to incomplete research and development projects.  These allocations represent the estimated fair value of such incomplete research and development based on future cash flows that have been adjusted by the respective projects’ completion percentage.  At the respective acquisition dates, the development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses.  Accordingly, we expensed these costs as of the respective acquisition dates in accordance with accounting principles generally accepted in the United States of America.

Other Expense (Income).  Interest expense was $393,000 for the three months ended September 30, 2003 and $351,000 for the three months ended September 30, 2002.  Other income of $245,000 for the three months ended September 30, 2003 consists primarily of $98,000 of income on investments, $75,000 increase in the fair value of our interest rate swap agreements and $40,000 of interest income.  Other expense of $112,000 for the three months ended September 30, 2002 consisted of foreign currency transaction losses of $246,000 and a $185,000 decrease in the fair value of our interest rate swap agreements partially offset by $305,000 of interest income.  Interest income decreased primarily due to lower levels of cash and marketable securities, which were used to acquire MCE and RIWS, and lower market interest rates.

Provision for Income Taxes. The income tax provision was $220,000 (an effective income tax rate of 35.8%) for the three months ended September 30, 2003 and $437,000 (an effective income tax rate of 33.3%) for the three months ended September 30, 2002. The income tax provision for the two periods differed from the amount computed by applying the U.S. Federal income tax rate to income before income taxes primarily due to foreign, state and local income taxes and research and development credits.

Income From Continuing Operations.  Income from continuing operations for the three months ended September 30, 2003 was $394,000 or $.01 per diluted share, versus $874,000, or $.01 per share, for the three months ended September 30, 2002.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

Liquidity and Capital Resources

As of September 30, 2003, we had $129.9 million in working capital.  Our current ratio was 2.7 to 1 at September 30, 2003. On February 14, 2003, we executed an amended and restated revolving credit and security agreement with two banks which replaced a previous loan agreement. The amended and restated loan agreement increased the line of credit to $50 million through February 2007, continues the mortgage on our Plainview property for $3.3 million and is secured by the pledge of the stock of certain of our subsidiaries.  The interest rate on revolving credit borrowings under this agreement is at various rates depending upon certain financial ratios, with the current rate substantially equivalent to prime (4.0% at September 30, 2003).  The mortgage is payable in monthly installments of approximately $26,000 through March 2008 and a balloon payment of $1.6 million in April 2008.  We have entered into interest rate swap agreements for the outstanding amount under the mortgage agreement at approximately 7.6% in order to reduce the interest rate risk associated with these borrowings.

The terms of the loan agreement require compliance with certain covenants including minimum consolidated tangible net worth and pretax earnings, maintenance of certain financial ratios, limitations on indebtedness and prohibition of the payment of cash dividends. In connection with the purchase of certain materials for use in manufacturing, we have a letter of credit of $2.0 million.

We are currently in full compliance with all of the covenants contained in our loan agreement, as amended to date.

For the three months ended September 30, 2003, our operations provided cash of $1.6 million.  For the three months ended September 30, 2003, our investing activities used cash of $59.4 million, primarily for the acquisition of MCE and RIWS.  For the three months ended September 30, 2003, our financing activities provided cash of $17.4 million, primarily from borrowings under our revolving credit agreement offset, in part, by debt payments.

On July 31, 2003, we acquired RIWS for cash of $38 million and a deferred payment of up to $16.5 million in either cash or Aeroflex common stock, at our option, depending on RIWS achieving certain performance goals for the year ending July 31, 2004.

On September 3, 2003, we acquired MCE for approximately 5.8 million shares of Aeroflex common stock.  In addition, we discharged $22.8 million of MCE outstanding bank debt, other indebtedness and preferred stock and issued stock options for 315,000 shares of Aeroflex common stock with exercise prices ranging from $2.88 to $9.59 in exchange for outstanding options of MCE.

We believe that existing cash and cash equivalents coupled with internally generated funds and available lines of credit will be sufficient for our working capital requirements, capital expenditure needs and the servicing of our debt for the foreseeable future.  Our cash and cash equivalents, coupled with our available lines of credit, are available to fund acquisitions and other potential large cash needs that may arise.  At September 30, 2003, our available unused line of credit was $28.1 million after consideration of letters of credit.

The following table summarizes, as of September 30, 2003, our obligations and commitments to make future payments under debt and operating leases:

	Payments due by period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In thousands)

Long-term debt	$32,959	$2,084	$5,692	$20,191	$4,992

Operating leases	48,517	8,790	13,563	9,403	16,761

Total	$81,476	$10,874	$19,255	$29,594	$21,753

The operating lease commitments shown in the above table have not been reduced by future minimum sub-lease rentals of $16.5 million.

In the normal course of business, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment.  None of these obligations are individually significant.  We do not expect that these commitments as of September 30, 2003 will materially adversely affect our liquidity.

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

Revenue and Cost Recognition Under Long-Term Contracts

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectibility of the resulting receivable is reasonably assured.  For arrangements other than certain long-term contracts, revenue (including shipping and handling fees) is recognized when products are shipped and title is passed to the customer.  Revenues associated with certain long-term contracts are recognized in accordance with Statement of Position No. 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”).  Under SOP 81-1, we use the percentage-of-completion method, whereby revenues and associated costs are recognized as work on a contract progresses.  We measure the extent of progress toward completion generally based upon one of the following (based upon an assessment of which method most closely aligns to the underlying earnings process): (i) the units-of-delivery method, (ii) the cost-to-cost method, using the ratio of contract costs incurred as a percentage of total estimated costs at contract completion (based upon engineering and production estimates), or (iii) the achievement of contractual milestones.  Provisions for anticipated losses or revisions in estimated profits on contracts-in-process are recorded in the period in which such anticipated losses or revisions become evident.

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

Long-lived assets other than goodwill, are reviewed for impairment not less than annually and whenever events or changes in circumstances indicate that the carrying value of any such asset may be impaired.  We evaluate the recoverability of such assets by estimating future cash flows.  If the sum of the undiscounted cash flows expected to result from the use of the assets and their eventual disposition is less than the carrying amount of the assets, we will recognize an impairment loss to the extent of the excess of the carrying amount of the assets over the discounted cash flow.

SFAS No. 142 requires that we perform an assessment of whether goodwill is impaired on an annual basis unless events or circumstances warrant a more frequent assessment.  The impairment assessment involves, among other things, an estimation of the fair value of each of our reporting units (as defined in SFAS No. 142).  Such estimations are inherently subjective, and subject to change in future periods.

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

Recent Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”).  Fin 45 requires certain guarantees to be recorded at fair value regardless of the probability of the loss.  FIN 45 has been adopted prospectively by us as of January 1, 2003.  The adoption resulted in additional disclosure in the consolidated financial statements.

In November 2002, the Emerging Issues Task Force (“EITF”) finalized EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables”, which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service.  EITF Issue 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003.  Such adoption did not have any impact on our consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.”  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123 “Accounting for Stock-Based Compensation.”  Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 in both annual and interim financial statements.  We have adopted the disclosure portion of this statement for the fiscal year ended June 30, 2003.  The adoption did not have any impact on our consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.  The statement is effective (with certain exceptions) for contracts entered into or modified after June 30, 2003.  The adoption did not have any impact on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  The statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of this statement did not have any impact on our consolidated financial statements.

In July 2003, the EITF reached a consensus on Issue 03-5, “Applicability of AICPA Statement of Position 97-2 (“SOP 97-2”) to Non-Software Deliverables” (“EITF 03-5”).  The consensus was reached that SOP 97-2 is applicable to non-software deliverables if they are included in an arrangement that contains software that is essential to the non-software deliverables’ functionality.  This consensus is to be applied to fiscal periods beginning after August 13, 2003.  We are currently analyzing the impact of this consensus on our consolidated financial statements.

Forward-Looking Statements

All statements other than statements of historical fact included in this Report on Form 10-Q, including without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business outlook, business strategy and plans and objectives of our management for future operations, are forward-looking statements.  When used in this Report on Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements.  Such forward-looking statements are based on the current beliefs of our management, as well as assumptions made by and information currently available to our management.  Actual results could differ materially from those contemplated by the forward-looking statements, as a result of certain factors, including but not limited to, competitive factors and pricing pressures, the integration of the business of each of MCE, RIWS and Celerity, changes in legal and regulatory requirements, technological change or difficulties, product development risks, commercialization difficulties and general economic conditions.  Such statements reflect our current views with respect to the future and are subject to these and other risks, uncertainties and assumptions relating to our financial condition, results of operations, growth strategy and liquidity.  We undertake no obligation to update such forward-looking statements which are made as of the date of this Report.

ITEM 3 - QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates and to foreign currency exchange rates.  Some of our debt is at fixed rates of interest or at a variable rate with an interest rate swap agreement which effectively converts the variable rate debt into fixed rate debt. Therefore, if market interest rates increase by 10 percent from levels at September 30, 2003, the effect on our net income would be a reduction of approximately $35,000 per year.  Most of our invested cash and cash equivalents are at variable rates of interest.  If market interest rates decrease by 10 percent from levels at September 30, 2003, the effect on our net income would be a decrease of approximately $8,000 per year.  We operate businesses that are located outside of the United States, which exposes us to the fluctuation of foreign currency exchange rates (primarily the British Pound and the Euro).  If foreign currency exchange rates change by 10% from levels at September 30, 2003, the effect on our other comprehensive income would be approximately $7.4 million.

ITEM 4 - EVALUATION AND DISCLOSURE CONTROLS AND PROCEDURES

Based on their evaluation as of October 30, 2003, a date within 90 days of the filing of this Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified by the SEC’s rules and forms.

Changes in Internal Controls

There were no significant changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

PART II - OTHER INFORMATION

Item 1.             Legal Proceedings

We are involved in various routine legal matters.  We believe the outcome of these matters will not have a material effect on us.

Item 2.             Changes in Securities

None

Item 3.             Defaults upon Senior Securities

None

Item 4.             Submission of Matters to a Vote of Security Holders

None

Item 5.             Other Information

None

Item 6.             Exhibits and Reports on Form 8-K

(a)           Exhibits

10.1                           Stock Purchase Agreement dated as of July 31, 2003, by and among Racal Instruments Group Limited, Registrant and IFR Systems Limited, a wholly-owned subsidiary of Registrant (incorporated by reference to Exhibit 99.1 of Report on Form 8-K filed August 5, 2003).

10.2                           Asset Purchase Agreement dated as of July 31, 2003, by and between Racal Instruments, Inc. and Registrant (incorporated by reference to Exhibit 99.2 of Report on Form 8-K filed August 5, 2003).

10.3                           Asset Purchase Agreement dated as of July 31, 2003, by and among Racal Instruments Group Limited and Registrant (incorporated by reference to Exhibit 99.3 of Report on Form 8-K filed August 5, 2003).

31.1                           Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2                           Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1                           Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2                           Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b)           Reports on Form 8-K

Report on Form 8-K filed on July 2, 2003 - Item 5 - Merger Agreement with MCE Technologies, Inc.

Report on Form 8-K filed on July 21, 2003 - Item 5 and 7 - In connection with discontinuance of lithium niobate fiber optic modulator operations - Financial Statements and Schedules Comprising Item 8 of Annual Report on Form 10-K as of and for the years ended June 30, 2002, 2001 and 2000.

Report on Form 8-K filed on August 5, 2003 - Item 5 - Acquisition of Racal Instruments Wireless Solutions Group.

Report on Form 8-K furnished on August 13, 2003 - Items 7 and 9 - release of financial results for the fourth fiscal quarter ended June 30, 2003.

Report on Form 8-K filed on September 8, 2003 - Item 2 - Acquisition of MCE Technologies, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEROFLEX INCORPORATED
(REGISTRANT)

November 14, 2003	By:	/s/Michael Gorin
Michael Gorin
President, Chief Financial Officer
and Principal Accounting Officer