Form 10-Q
period 2003-12-31
AEROFLEX INC
filed 2004-02-17
CIK 2601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended   December 31, 2003

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

Yes   ☒          No  ☐

 *Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☒          No  ☐

  Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

February 17, 2004	67,095,362 shares (excluding 4,388 shares held in treasury)
(Date)	(Number of Shares)

NOTE:  THIS IS PAGE 1 OF A DOCUMENT CONSISTING OF 33 PAGES.

AEROFLEX INCORPORATED

AND SUBSIDIARIES

AEROFLEX INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2003	June 30, 2003
	(Unaudited)
	(In thousands)

ASSETS

Current assets:
Cash and cash equivalents	$9,879	$51,307
Accounts receivable, less allowance for doubtful accounts of $1,231,000 and $1,153,000	80,655	65,243
Inventories	100,729	74,738
Deferred income taxes	19,529	14,394
Prepaid expenses and other current assets	9,836	5,556
Total current assets	220,628	211,238

Property, plant and equipment, net	78,118	66,724
Intangible assets with definite lives, net	43,772	15,111
Goodwill	91,724	22,449
Deferred income taxes	—	1,002
Other assets	12,633	14,092
Total assets	$446,875	$330,616

See notes to consolidated financial statements.

AEROFLEX INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(continued)

	December 31, 2003	June 30, 2003
	(Unaudited)
	(In thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$4,795	$1,879
Accounts payable	23,885	19,694
Advance payments by customers	10,267	2,826
Income taxes payable	—	1,802
Liabilities of discontinued operations	794	973
Accrued payroll expenses	7,471	8,052
Accrued expenses and other current liabilities	33,919	14,456
Total current liabilities	81,131	49,682

Long-term debt	25,199	10,956
Deferred income taxes	12,859	—
Other long-term liabilities	14,197	11,563

Total liabilities	133,386	72,201

Stockholders’ equity:
Preferred Stock, par value $.10 per share; authorized 1,000,000 shares:
Series A Junior Participating Preferred Stock, par value $.10 per share, authorized 110,000; none issued	—	—
Common Stock, par value $.10 per share; authorized 110,000,000 shares; issued 66,843,000 and 60,122,000 shares	6,684	6,012
Additional paid-in capital	275,988	222,943
Accumulated other comprehensive income	7,169	3,816
Retained earnings	23,662	25,658
	313,503	258,429

Less: Treasury stock, at cost (4,000 shares)	14	14

Total stockholders’ equity	313,489	258,415

Total liabilities and stockholders’ equity	$446,875	$330,616

See notes to consolidated financial statements.

AEROFLEX INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Six Months Ended December 31,
	2003	2002
		(Note 3)
	(Unaudited)

Net sales	$187,446	$138,197
Cost of sales	105,931	86,135
Gross profit	81,515	52,062
Selling, general and administrative costs	47,991	32,463
Research and development costs	22,353	14,994
Impairment charge (Note 3)	9,100	—
Acquired in-process research and development (Note 2)	4,220	—
	83,664	47,457
Operating income (loss)	(2,149)	4,605

Other expense (income)
Interest expense	863	713
Other expense (income), net	202	9
Total other expense (income)	1,065	722
Income (loss) from continuing operations before income taxes	(3,214)	3,883
Provision (benefit) for income taxes	(1,218)	1,325
Income (loss) from continuing operations	(1,996)	2,558
Discontinued operations
Loss from discontinued operations	—	396
Loss on abandonment of operations	—	1,734
Loss from discontinued operations, net of tax	—	2,130
Net income (loss)	$(1,996)	$428

Income (loss) per common share:
Basic
Continuing operations	$(.03)	$.04
Discontinued operations	—	(.03)
Net income (loss)	$(.03)	$.01

Diluted (1)
Continuing operations	$(.03)	$.04
Discontinued operations	—	(.03)
Net income (loss)	$(.03)	$.01

Weighted average number of common shares outstanding:
Basic	64,258	60,155
Diluted (1)	64,258	60,693

(1)                                  As a result of the loss for the six months ended December 31, 2003, all options are anti-dilutive.

See notes to consolidated financial statements.

AEROFLEX INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended December 31,
	2003	2002
	(Unaudited)

Net sales	$105,708	$71,764
Cost of sales	58,952	44,645
Gross profit	46,756	27,119
Selling, general and administrative costs	27,326	16,937
Research and development costs	12,142	7,351
Impairment charge (Note 3)	9,100	—
Acquired in-process research and development costs (Note 2)	1,100	—
	49,668	24,288
Operating income (loss)	(2,912)	2,831

Other expense (income)
Interest expense	468	362
Other expense (income), net	449	(102)
Total other expense (income)	917	260
Income (loss) from continuing operations before income taxes	(3,829)	2,571
Provision (benefit) for income taxes	(1,438)	887
Income (loss) from continuing operations	(2,391)	1,684
Discontinued operations
Loss from discontinued operations	—	154
Loss on abandonment of operations	—	1,734
Loss from discontinued operations, net of tax	—	1,888
Net income (loss)	$(2,391)	$(204)

Income (loss) per common share:
Basic
Continuing operations	$(.04)	$.03
Discontinued operations	—	(.03)
Net income (loss)	$(.04)	$—

Diluted (1)
Continuing operations	$(.04)	$.03
Discontinued operations	—	(.03)
Net income (loss)	$(.04)	$—

Weighted average number of common shares outstanding:
Basic	66,556	60,185
Diluted (1)	66,556	60,764

(1)                                  As a result of the loss for the three months ended December 31, 2003, all options are anti-dilutive.

See notes to consolidated financial statements.

AEROFLEX INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended December 31,
	2003	2002
	(Unaudited)

Cash Flows From Operating Activities:
Net income (loss)	$(1,996)	$428
Loss from discontinued operations	—	2,130
Income (loss) from continuing operations	(1,996)	2,558
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Acquired in-process research and development	4,220	—
Depreciation and amortization	10,862	7,536
Impairment charge	9,100	—
Amortization of deferred gain	(100)	(99)
Deferred income taxes	(1,951)	(25)
Other, net	57	38
Change in operating assets and liabilities, net of effects from purchases of businesses:
Decrease (increase) in accounts receivable	673	4,890
Decrease (increase) in inventories	(5,953)	(1,274)
Decrease (increase) in prepaid expenses and other assets	(1,776)	(3,069)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(4,585)	(7,051)

Net Cash Provided By (Used In) Continuing Operations	8,551	3,504
Net Cash Provided By (Used In) Discontinued Operations	(179)	626
Net Cash Provided By Operating Activities	8,372	4,130
Cash Flows From Investing Activities:
Payment for purchase of business, net of cash acquired	(61,541)	(1,039)
Capital expenditures	(4,600)	(3,013)
Other, net	10	81

Net Cash Provided By (Used In) Continuing Operations	(66,131)	(3,971)
Net Cash Provided By (Used In) Discontinued Operations	—	(432)
Net Cash Used In Investing Activities	(66,131)	(4,403)
Cash Flows From Financing Activities:
Borrowings under debt agreements	26,115	—
Debt repayments	(11,887)	(842)
Proceeds from the exercise of stock options	2,473	392

Net Cash Provided By (Used In) Financing Activities	16,701	(450)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(370)	202

Net Increase (Decrease) In Cash And Cash Equivalents	(41,428)	(521)
Cash And Cash Equivalents At Beginning Of Period	51,307	38,559
Cash And Cash Equivalents At End Of Period	$9,879	$38,038

See notes to consolidated financial statements.

AEROFLEX INCORPORATED

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.       Basis of Presentation

The consolidated balance sheet of Aeroflex Incorporated and Subsidiaries (“the Company”) as of December 31, 2003, the related consolidated statements of operations for the six and three months ended December 31, 2003 and 2002, and the consolidated statements of cash flows for the six months ended December 31, 2003 and 2002 have been prepared by the Company and are unaudited.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2003 and for all periods presented have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.  It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2003 annual report to shareholders.  There have been no changes of significant accounting policies since June 30, 2003.  Certain reclassifications have been made to previously reported financial statements to conform to current classifications.

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

The Company evaluated the acquired tangible and identifiable intangible assets to serve as a basis for allocation of the purchase price.  The Company preliminarily allocated the purchase price, including acquisition costs of approximately $2.5 million, based on the estimated fair value of the assets acquired and liabilities assumed as follows:

(In thousands)

Current assets (excluding cash of $5.9 million)	$15,769
Property, plant and equipment	8,672
Developed technology	15,600
Customer related intangibles	1,700
Tradenames	200
Goodwill	20,342
In-process research and development	2,700
Total assets acquired	64,983
Current liabilities	(25,100)
Deferred taxes	(5,250)
Total liabilities assumed	(30,350)
Net assets acquired	$34,633

As of December 31, 2003, the Company is completing its assessment of the fair value of certain assets and liabilities as of the date of acquisition which is expected to be finalized upon the receipt and completion of additional information and analysis during the third quarter.

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

Acquisition of MCE Technologies, Inc.

On September 3, 2003, the Company acquired all of the outstanding stock of MCE Technologies, Inc. (“MCE”) for approximately 5.8 million shares of Aeroflex common stock with a fair value of approximately $43.5 million.  In addition, the Company discharged $22.8 million of MCE outstanding bank debt, other indebtedness and preferred stock. Further, the Company issued stock options for 315,000 shares of Aeroflex common stock with exercise prices ranging from $2.88 to $9.59 in exchange for outstanding options of MCE.  The fair value of these options was approximately $2.4 million utilizing the Black-Scholes option pricing model. MCE designs, manufactures and markets a broad range of microelectronic devices, components and multi-function modules servicing wireless, broadband infrastructure, satellite communications and defense markets.  These product offerings complement the existing product lines of the Company.

The Company evaluated the acquired tangible and identifiable intangible assets to serve as a basis for allocation of the purchase price.  The Company preliminarily allocated the purchase price, including acquisition costs of approximately $2.0 million, based on the estimated fair value of the assets acquired and liabilities assumed as follows:

(In thousands)

Current assets (excluding cash of $1.8 million)	$18,481
Property, plant and equipment	9,761
Developed technology	8,850
Tradenames	1,100
Customer related intangibles	2,520
Goodwill	48,026
In-process research and development	420
Other	543
Total assets acquired	89,701
Current liabilities	(8,272)
Long-term debt	(2,895)
Deferred taxes	(7,811)
Other long-term liabilities	(1,835)
Total liabilities assumed	(20,813)
Net assets acquired	$68,888

As of December 31, 2003, the Company is completing its assessment of the fair value of certain assets and liabilities as of the date of acquisition which is expected to be finalized upon the receipt and completion of additional information and analysis during the third quarter.

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

Acquisition of the Business of Celerity Systems Inc. (CA)

On October 31, 2003, the Company acquired the business of Celerity Systems Inc. (CA) (“Celerity”) for $4.0 million of cash, 428,000 shares of Aeroflex common stock with a fair market value of approximately $4.2 million and a release of certain liabilities totaling $1.8 million.  Celerity designs, develops and manufactures modular digital test and measurement solutions for the communications, satellite, wireless and broadband test markets, including broadband signal generators.  Celerity’s technology enhances the Company’s automatic systems capability.

The Company evaluated the acquired tangible and identifiable intangible assets to serve as a basis for allocation of the purchase price.  The Company preliminarily allocated the purchase price, including acquisition costs of approximately $101,000, based on the estimated fair value of the assets acquired and liabilities assumed as follows:

In thousands

Current assets	$3,909
Property, plant and equipment	729
Developed technology	3,400
Goodwill	2,224
In-process research and development	1,100
Other	49
Total assets acquired	11,411
Current liabilities assumed	(1,296)
Net assets acquired	$10,115

As of December 31, 2003, the Company is completing its assessment of the fair value of certain assets and liabilities as of the date of acquisition which is expected to be finalized upon the receipt and completion of additional information and analysis during the third quarter.

The developed technology is being amortized on a straight-line basis over 7 years.  The goodwill is fully deductible for tax purposes.  At the acquisition date, the acquired in-process research and development was not considered to have reached technological feasibility and had no alternative future uses.  Therefore, in accordance with accounting principles generally accepted in the United States of America, the value of such has been expensed in the quarter ended December 31, 2003 in operating costs.  At the acquisition date, Celerity was conducting development activities associated with the completion of its next generation modular technology.

Pro Forma Results of Operations - RIWS, MCE and Celerity

Summarized below are the unaudited pro forma results of operations of the Company as if RIWS, MCE and Celerity had been acquired at the beginning of the fiscal periods presented.  The $4.2 million write-off of in-process research and development has been included in the December 31, 2003 pro forma loss, but not the December 31, 2002 pro forma income in order to provide comparability to the respective historical periods.

	Pro forma Six Months Ended December 31,
	2003		2002
	(In thousands)

Net sales	$200,792		$202,963
Income (loss) from continuing operations	(5,080)		4,269
Income (loss) from continuing operations per share
Basic	$(.08)		$.06
Diluted		*	.06

* As a result of the loss, all options are anti-dilutive.

The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisitions taken place at the beginning of the periods presented or of future operating results of the combined companies.  The operating results of RIWS, MCE and Celerity have been included in the consolidated statement of operations from their respective acquisition dates.  RIWS and Celerity are included in the Test Solutions segment and MCE is included in the Microelectronic Solutions segment.

Intangibles with Definite Lives

The components of amortizable intangible assets are as follows:

	As of December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In thousands)

Existing technology	$50,568	$12,355	$38,213
Tradenames	2,300	633	1,667
Customer related intangibles	4,220	328	3,892
Total	$57,088	$13,316	$43,772

The aggregate amortization expense for the amortized intangible assets was $3.5 million and $1.5 million for the six months ended December 31, 2003 and 2002, respectively.

The estimated aggregate amortization expense for each of the twelve-month periods ending December 31, is as follows:

(In thousands)
2004	$8,103
2005	7,753
2006	7,005
2007	6,326
2008	4,702

Goodwill

The carrying amount of goodwill is as follows:

	Balance as of July 1, 2003	Adjustment (Note a)	Adjustment (Note b)	Balance as of December 31, 2003
		(In thousands)

Microelectronic solutions segment	$5,367	$48,026	$(1,317)	$52,076
Test solutions segment	16,293	22,566	—	38,859
Isolator products segment	789	—	—	789
Total	$22,449	$70,592	$(1,317)	$91,724

Note a  -                 The goodwill recorded during the period is a result of the acquisitions of MCE in the Microelectronic Solutions segment and of RIWS and Celerity in the Test Solutions segment.

Note b  -                 The write-down of goodwill represents an impairment charge related to the Company’s thin film interconnect manufacturing business (Note 3).

3.       Impairment Charge

In the quarter ended December 31, 2003, the Company recorded a $9.1 million ($5.8 million, net of tax) impairment charge to write down the net assets of its thin film interconnect manufacturing operation to estimated fair value.  This write-down was prompted by this operation’s continued operating losses.  The fair value of the net assets was estimated using market values for the business and the building.  The charge resulted in a write-off of $1.3 million of goodwill and write-downs of $6.6 million of property, plant and equipment and $1.2 million of intangibles.  The total charge was allocable to the Microelectronic Solutions segment.

4.       Restructuring Charges

In fiscal 2002, the Company initiated strategic plans to consolidate three of its manufacturing operations to take advantage of excess manufacturing capacity in certain of its facilities and reduce operating costs. The Company recorded charges to eliminate excess equipment and facility capacity, primarily in its Microelectronic Solutions segment, for workforce reductions in both the Microelectronic Solutions and Test Solutions segments, and for the impairment of intangibles related to its microelectronic fiber optic acquisition.  These consolidations are substantially complete.  In connection with these restructurings, the Company recorded charges of $5.0 million and $4.1 million during the quarters ended March 31, 2002 and June 30, 2002, respectively, or $3.4 million and $2.4 million, net of tax, respectively.

The following table sets forth the charges and payments related to the restructuring reserve for the six months ended December 31, 2003:

	Balance July 1, 2003	Six Months Ended December 31, 2003		Balance December 31, 2003
	Restructuring Reserve	Adjustments to Restructuring Reserve	Cash Payments	Restructuring Reserve
		(In thousands)

Workforce reduction	$91	$—	$(83)	$8

Lease payments	101	—	(81)	20

Plant shutdown	123	75	—	198

	$315	$75	$(164)	$226

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

	Six Months Ended December 31,
	2003	2002
	(In thousands, except per share data)

Income (loss) from continuing operations	$(1,996)	$2,558

Computation of adjusted weighted average shares outstanding:
Weighted average shares outstanding	64,258	60,155
Add: Effect of dilutive options outstanding (1)	—	538
Weighted average shares and common share equivalents used for computation of diluted earnings per common share	64,258	60,693

Income (loss) from continuing operations per share:
• Basic	$(.03)	$.04
• Diluted (1)	$(.03)	$.04

	Three Months Ended December 31,
	2003	2002
	(In thousands, except per share data)

Income (loss) from continuing operations	$(2,391)	$1,684

Computation of adjusted weighted average shares outstanding:
Weighted average shares outstanding	66,556	60,185
Add: Effect of dilutive options outstanding (1)	—	579
Weighted average shares and common share equivalents used for computation of diluted earnings per common share	66,556	60,764

Income (loss) from continuing operations per share:
• Basic	$(.04)	$.03
• Diluted (1)	$(.04)	$.03

(1)                 As a result of the loss for the three and six months ended December 31, 2003, all options are anti-dilutive.  Options to purchase 15.5 million shares at exercise prices ranging between $1.67 and $34.41 per share were outstanding as of December 31, 2003.

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

The per share weighted average fair value of stock options granted during the six months ended December 31, 2003 was $6.59 on the date of grant.  The fair value was determined using the Black Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 0%, risk free interest rate of 4.4%, expected volatility of 84%, and an expected life of 5.1 years.  The per share weighted average fair value of stock options granted during the six months ended December 31, 2002 was $5.18 on the date of grant.  The fair value was determined using the Black Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 0%, risk free interest rate of 4.1%, expected volatility of 112% and an expected life of 3.0 years. The Company’s net income (loss) and net income (loss) per share using the pro forma fair value compensation cost method would have been:

	Six Months Ended December 31,		Three Months Ended December 31,
	2003	2002	2003	2002
	(In thousands, except per share data)

Income (loss) from continuing operations	$(1,996)	$2,558	$(2,391)	$1,684

Deduct: Total stock-based employee compensation expense determined under fair value based method for all grants, net of tax	(5,298)	(17,239)	(2,950)	(8,010)

Pro forma income (loss) from continuing operations	$(7,294)	$(14,681)	$(5,341)	$(6,326)

Earnings (loss) per share:
Basic - as reported	$(.03)	$.04	$(.04)	$.03
Basic - pro forma	$(.11)	$(.24)	$(.08)	$(.11)

Diluted - as reported	*	$.04	*	$.03
Diluted - pro forma	*	*	*	*

* As a result of the loss, all options are anti-dilutive.

7.       Comprehensive Income

The components of comprehensive income are as follows:

	Six Months Ended December 31,
	2003	2002
	(In thousands)

Net income (loss)	$(1,996)	$428

Unrealized gain (loss) on interest rate swap agreements, net of tax	78	(104)

Foreign currency translation adjustment	3,275	1,685

Total comprehensive income	$1,357	$2,009

	Three Months Ended December 31,
	2003	2002
	(In thousands)

Net income (loss)	$(2,391)	$(204)

Unrealized gain (loss) on interest rate swap agreements, net of tax	35	1

Foreign currency translation adjustment	2,870	1,224

Total comprehensive income	$514	$1,021

Accumulated other comprehensive income (loss) is as follows:

	Unrealized Gain (Loss) on Interest Rate Swap Agreements (net of tax)	Minimum Pension Liability Adjustment (net of tax)	Foreign Currency Translation Adjustment	Total (net of tax)
	(In thousands)

Balance, June 30, 2003	$(268)	$(2,445)	$6,529	$3,816
Six months activity	78	—	3,275	3,353
Balance, December 31, 2003	$(190)	$(2,445)	$9,804	$7,169

8.                     Bank Loan Agreements

On February 14, 2003, the Company executed an amended and restated revolving credit and security agreement with two banks which replaced a previous loan agreement. The amended and restated loan agreement increased the line of credit to $50 million through February 2007, continued the mortgage on the Company’s Plainview property for $3.3 million and is secured by the pledge of the stock of certain of the Company’s subsidiaries.  The interest rate on revolving credit borrowings under this agreement is at various rates depending upon certain financial ratios, with the current rate substantially equivalent to the LIBOR (1.2% at December 31, 2003) plus 150 basis points.  The Company paid a facility fee of $125,000 and is required to pay a commitment fee of .25% per annum of the average unused portion of the credit line.

The mortgage is payable in monthly installments of approximately $26,000 through March 2008 and a balloon payment of $1.6 million in April 2008.  The Company has entered into interest rate swap agreements for the outstanding amount under the mortgage agreement at approximately 7.6% in order to reduce the interest rate risk associated with these borrowings.  The fair market value of the interest rate swap agreements was $287,000 as of December 31, 2003 in favor of the banks.

The terms of the loan agreement require compliance with certain covenants including minimum consolidated tangible net worth and pretax earnings, maintenance of certain financial ratios, limitations on indebtedness and prohibition of the payment of cash dividends. At December 31, 2003, the Company was not in compliance with two covenants of the agreement due to the loss for the quarter and six months caused by the impairment charge of the Company’s thin film interconnect operation.  The banks have waived this non-compliance.  In connection with the purchase of certain materials for use in manufacturing, the Company has a letter of credit of $2.0 million.  At December 31, 2003, the Company’s available unused line of credit was approximately $29.7 million after consideration of this and other letters of credit.

9.       Inventories

Inventories consist of the following:

	December 31, 2003	June 30, 2003

	(In thousands)
Raw materials	$36,300	$33,952
Work in process	41,376	25,675
Finished goods	23,053	15,111
	$100,729	$74,738

10.   Product Warranty

The Company warrants its products against defects in design, materials and workmanship, generally for one year from their date of shipment.  A provision for estimated future costs relating to these warranties is recorded when revenue is recorded and is included in cost of goods sold.

Changes in the Company’s product warranty liability during the six months ended December 31, 2003 were as follows:

	Six Months Ended December 31,
	2003	2002
	(In thousands)

Balance at beginning of period	$1,340	$1,500
Provision for warranty obligations	648	816
Charges incurred	(612)	(891)
Acquired warranty obligations	197	—

Balance at end of period	$1,573	$1,425

11.     Income Taxes

The Company recorded credits of $1.1 million and $64,000 to additional paid-in capital during the six months ended December 31, 2003 and 2002, respectively, in connection with the tax benefit related to compensation deductions on the exercise of stock options.

12.     Contingencies

The Company is involved in various routine legal matters.  Management believes the outcome of these matters will not have a materially adverse effect on the Company’s consolidated financial statements.

13.     Business Segments

The Company’s business segments and major products included in each segment, are as follows:

Microelectronic Solutions:	Test Solutions:
a)Microelectronic Modules and Components	a)Instrument Products
b)Thin Film Interconnects	b)Motion Control Systems
c)Integrated Circuits

Isolator Products
a)Commercial Spring and Rubber Isolators
b)Industrial Spring and Rubber Isolators
c)Military Wire-Rope Isolators

	For The Six Months Ended December 31,
	2003	2002
	(In thousands)
Business Segment Data:

Net sales:
Microelectronic solutions	$72,828	$49,858
Test solutions	106,956	80,682
Isolator products	7,662	7,657
Net sales	$187,446	$138,197

Segment adjusted operating income:
Microelectronic solutions	$13,548	$6,253
Test solutions	1,807	1,020
Isolator products	477	220
General corporate expenses	(4,661)	(2,888)
	11,171	4,605
Acquired in-process research and development (1)	(4,220)	—
Impairment charge (2)	(9,100)	—
Interest expense	(863)	(713)
Other income (expense), net	(202)	(9)
Income (loss) from continuing operations before income taxes	$(3,214)	$3,883

	For The Three Months Ended December 31,
	2003	2002
	(In thousands)
Business Segment Data:

Net sales:
Microelectronic solutions	$43,781	$26,096
Test solutions	57,897	41,713
Isolator products	4,030	3,955
Net sales	$105,708	$71,764

Segment adjusted operating income:
Microelectronic solutions	$8,612	$4,013
Test solutions	1,168	659
Isolator products	368	(40)
General corporate expenses	(2,860)	(1,801)
	7,288	2,831
Acquired in-process research and development (1)	(1,100)	—
Impairment charge (2)	(9,100)	—
Interest expense	(468)	(362)
Other income (expense), net	(449)	102
Income (loss) from continuing operations before income taxes	$(3,829)	$2,571

Management evaluates the operating results of the three segments based upon reported operating income, less costs related to impairments, restructurings, and in process research and development charges.

(1)                          For the six months ended December 31, 2003, the charges for the write-off of in-process research and development acquired in the purchase of RIWS ($2.7 million) and Celerity ($1.1 million) are allocable to the Test Solutions segment and the charge for MCE ($420,000) is allocable to the Microelectronic Solutions segment.  For the three months ended December 31, 2003, the charge for Celerity ($1.1 million) is allocable to the Test Solutions segment.

(2)                          For the six and three months ended December 31, 2003, the impairment charge of $9.1 million to adjust the net assets of the Company’s thin film interconnect manufacturing subsidiary to estimated fair value is allocable to the Microelectronic Solutions segment.

Revenues, based on the customers’ locations, attributed to the United States and other regions are as follows:

	For the Six Months Ended December 31,
	2003	2002
	(In thousands)

United States of America	$123,470	$89,493
Europe and Middle East	47,951	37,390
Asia and Australia	13,715	9,619
Rest of World	2,310	1,695
	$187,446	$138,197

14.                       Subsequent Events

Discontinued Operation

In February 2004, the Board of Directors of the Company approved a plan to divest the Company’s thin film interconnect manufacturing operation and to seek a strategic buyer.  In the quarter ended December 31, 2003, the Company recorded a $9.1 million ($5.8 million, net of tax) impairment charge to write down the net assets of this business to its estimated net fair value.

Beginning with the quarter ending March 31, 2004, in accordance with SFAS 144, the Company will report the results of operations of this business as income (loss) from discontinued operations and all prior periods will be restated in order to conform to this presentation.  As a result, the assets and liabilities of the discontinued operation will be reclassified on the balance sheet from the historical classifications and presented under the captions “assets of discontinued operations” and “liabilities of discontinued operations,” respectively.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We use our advanced design, engineering and manufacturing abilities to produce microelectronic and testing solutions.  We have built our businesses through acquisitions and internal product development.  Our products are used in the aerospace, defense, wireless and satellite communications markets.  We also design and manufacture motion control systems and shock and vibration isolation systems which are used for commercial, industrial and defense applications.  Our operations are grouped into three segments:

•                 Aeroflex Microelectronic Solutions (“AMS”)

•                 Aeroflex Test Solutions (“ATS”)

•                 Aeroflex Isolator Products (“AIP”)

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

•                                                  IFR, which we acquired in May 2002.  IFR (now Aeroflex Wichita, Inc. and Aeroflex International Ltd.) designs and manufactures advanced test solutions for communications, avionics and general test and measurement applications.

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

In addition, our Aeroflex Pearl River subsidiary designs, develops, manufactures and markets microelectronic products in the form of passive thin film circuits and interconnects.  As a result of continued operating losses, in the quarter ended December 31, 2003, we recorded a $9.1 million ($5.8 million, net of tax) impairment charge to write down the net assets of this business to its estimated fair value.  The charge resulted in a writeoff of $1.3 million of goodwill and write-downs of $6.6 million of property, plant and equipment and $1.2 million of intangibles.

In February 2004, our Board of Directors approved a plan to divest our thin film interconnect manufacturing operation and to seek a strategic buyer.  Beginning with the quarter ending March 31, 2004, in accordance with SFAS 144, we will report the results of operations of this business as income (loss) from discontinued operations and all prior periods will be restated in order to conform to this presentation.

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

Approximately 34% of our sales for the six months ended December 31, 2003, 37% of our sales for fiscal 2003 and 43% of our sales for fiscal 2002 were to agencies of the United States government or to prime defense contractors or subcontractors of the United States government.

As used in this report, “we,” “us” and “our” mean Aeroflex Incorporated and its subsidiaries (unless the content indicates otherwise).

Six Months Ended December 31, 2003 Compared to Six Months Ended December 31, 2002

Net Sales.  Net sales increased 36% to $187.4 million for the six months ended December 31, 2003 from $138.2 million for the six months ended December 31, 2002.  Net sales in the microelectronic solutions (“AMS”) segment increased 46% to $72.8 million for the six months ended December 31, 2003 from $49.9 million for the six months ended December 31, 2002 due primarily to the acquisition of MCE in September 2003.  Net sales in the test solutions (“ATS”) segment increased 33% to $107.0 million for the six months ended December 31, 2003 from $80.7 million for the six months ended December 31, 2002 due primarily to the acquisition of RIWS in July 2003 and increased sales in our communication test products business. Net sales in the isolator products (“AIP”) segment was $7.7 million for the six months ended December 31, 2003 and $7.7 million for the six months ended December 31, 2002.

Gross Profit.  Cost of sales includes materials, direct labor and overhead expenses such as engineering labor, fringe benefits, allocable occupancy costs, depreciation and manufacturing supplies.

Six Months Ended December 31,	AMS	% of sales	ATS	% of sales	AIP	% of sales	Total	% of sales

2003	$33,963	47%	$45,481	43%	$2,071	27%	$81,515	43%
2002	21,095	42%	28,935	36%	2,032	27%	52,062	38%

Gross profit increased $12.9 million, or 61%, in the AMS segment primarily as a result of the effect of the acquisition of MCE in September 2003 and increased margins in our integrated circuits business due to a favorable sales mix which included more high margin standard products.  Gross profit increased $16.5 million, or 57%, in the ATS segment primarily as a result of the effect of the acquisition of RIWS in July 2003 and increased sales and margins in our communications test products business.

Selling, General and Administrative Costs.  Selling, general and administrative costs include office and management salaries, fringe benefits, amortization and commissions.

Six Months Ended December 31,	AMS	% of sales	ATS	% of sales	AIP	% of sales	Corporate	Total	% of sales

2003	$13,165	18%	$28,571	27%	$1,594	21%	$4,661	$47,991	26%
2002	8,072	16%	19,690	24%	1,813	24%	2,888	32,463	23%

Selling, general and administrative costs increased $5.1 million, or 63%, in the AMS segment due primarily to the addition of the expenses of MCE.  Selling, general and administrative costs increased $8.9 million, or 45% in the ATS segment due primarily to the addition of the expenses of RIWS.  Selling, general and administrative costs decreased $219,000 in the AIP segment due primarily to lower commissions due to product mix.  Corporate selling, general and administrative expenses increased $1.8 million due primarily to increased compensation expense, professional fees and insurance expense.

Research and Development Costs.  Research and development costs include material, engineering labor and allocated overhead.

Six Months Ended December 31,	AMS	% of sales	ATS	% of sales	AIP	% of sales	Total	% of sales

2003	$7,250	10%	$15,103	14%	$0	0%	$22,353	12%
2002	6,769	14%	8,225	10%	0	0%	14,994	11%

Self-funded research and development costs increased $481,000, or 7%, in the AMS segment primarily due to the addition of the expenses of MCE offset, in part, by reduced expenses in our microelectronic modules and semiconductor businesses.  Research and development costs increased $6.9 million, or 84%, in the ATS segment primarily due to the addition of the expenses of RIWS.

Impairment Charge.  As a result of continued operating losses, in December 2003, we recorded a $9.1 million impairment charge to write-down the net asset value of our thin film interconnect manufacturing business to estimated fair value.  Based on this operation’s continued operating losses and considering our strategic direction of moving to higher value-added products, we have determined to divest this business.  This charge consists of $6.6 million in property, plant and equipment, $1.2 million in intangible assets and $1.3 million in goodwill.

Acquired In-Process Research and Development.  In connection with the acquisition of Celerity, we allocated $1.1 million of the purchase price to incomplete research and development projects.  In connection with the acquisition of RIWS, we allocated $2.7 million of the purchase price to incomplete research and development projects.  In connection with the acquisition of MCE, we allocated $420,000 of the purchase price to incomplete research and development projects.  These allocations represent the estimated fair value of such incomplete research and development based on future cash flows that have been adjusted by the respective projects’ completion percentage.  At the respective acquisition dates, the development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses.  Accordingly, we expensed these costs as of the respective acquisition dates in accordance with accounting principles generally accepted in the United States of America.

Other Expense (Income).  Interest expense was $863,000 for the six months ended December 31, 2003 and $713,000 for the six months ended December 31, 2002.  Other expense of $202,000 for the six months ended December 31, 2003 consists primarily of $351,000 of foreign currency transaction losses, a $356,000 charge to adjust the fair value of property held for sale to its fair value partially offset by $182,000 of income on investments, a $143,000 increase in the fair value of our interest rate swap agreements and $120,000 of interest income.  Other expense of $9,000 for the six months ended December 31, 2002 consisted of foreign currency transaction losses of $464,000 and a $185,000 decrease in the fair value of our interest rate swap agreements partially offset by $428,000 of interest income.  Interest income decreased primarily due to lower levels of cash and marketable securities, which were used to acquire MCE and RIWS, and lower market interest rates.

Provision for Income Taxes. The income tax benefit was $1.2 million (an effective income tax rate of 38%) for the six months ended December 31, 2003 and the income tax provision was $1.3 million (an effective income tax rate of 34%) for the six months ended December 31, 2002. The effective income tax rate for the two periods differed from the amount computed by applying the U.S. Federal income tax rate to income before income taxes primarily due to foreign, state and local income taxes and research and development credits and, for the six months ended December 31, 2003, non-deductible in-process research and development costs.

Income From Continuing Operations.  The loss from continuing operations for the six months ended December 31, 2003 was $2.0 million or $.03 per share, versus income from continuing operations of $2.6 million, or $.04 per diluted share, for the six months ended December 31, 2002.

Three Months Ended December 31, 2003 Compared to Three Months Ended December 31, 2002

Net Sales.  Net sales increased 47% to $105.7 million for the three months ended December 31, 2003 from $71.8 million for the three months ended December 31, 2002.  Net sales in the microelectronic solutions (“AMS”) segment increased 68% to $43.8 million for the three months ended December 31, 2003 from $26.1 million for the three months ended December 31, 2002 due primarily to the acquisition of MCE in September 2003.  Net sales in the test solutions (“ATS”) segment increased 39% to $57.9 million for the three months ended December 31, 2003 from $41.7 million for the three months ended December 31, 2002 due primarily to the acquisition of RIWS in July 2003 and increased sales in our communication test products business. Net sales in the isolator products (“AIP”) segment was $4.0 million for the three months ended December 31, 2003 and $4.0 million for the three months ended December 31, 2002.

Gross Profit.

Three Months Ended December 31,	AMS	% of sales	ATS	% of sales	AIP	% of sales	Total	% of sales

2003	$20,733	47%	$24,871	43%	$1,152	29%	$46,756	44%
2002	11,292	43%	14,813	36%	1,014	26%	27,119	38%

Gross profit increased $9.4 million, or 84%, in the AMS segment due primarily to the acquisition of MCE in September 2003 and increased margins in the integrated circuits business due to a favorable sales mix which included more high margin standard products.  In the ATS segment, gross profit increased $10.0 million, or 68%, due primarily to the acquisition of RIWS in June 2003 and increased sales and margins in our communications test products business.

Selling, General and Administrative Costs.

Three Months Ended December 31,	AMS	% of sales	ATS	% of sales	AIP	% of sales	Corporate	Total	% of sales

2003	$7,966	18%	$15,716	27%	$784	19%	$2,860	$27,326	26%
2002	3,904	15%	10,178	24%	1,054	27%	1,801	16,937	24%

Selling, general and administrative expenses in the AMS segment increased $4.1 million, or 104%, due primarily to the addition of the expenses of MCE.  Selling, general and administrative expenses increased by $5.5 million, or 54%, in the ATS segment due primarily to the addition of the expenses at RIWS.  Selling, general and administrative expenses decreased $270,000 or 26% in the AIP segment due primarily to lower commissions due to product mix.  Corporate selling, general and administrative expenses increased $1.1 million, or 59%, due primarily to increased compensation expense, professional fees and insurance expense.

Research and Development Costs.

Three Months Ended December 31,	AMS	% of sales	ATS	% of sales	AIP	% of sales	Total	% of sales

2003	$4,155	9%	$7,987	14%	$0	0%	$12,142	11%
2002	3,375	13%	3,976	10%	0	0%	7,351	10%

Our self-funded research and development costs increased $780,000, or 23%, in the AMS segment primarily due to the addition of the expenses of MCE, partially offset by reduced expenses at our microelectronic modules and semiconductor businesses.  Research and development costs increased $4.0 million, or 101%, in the ATS segment due primarily to the addition of the expenses of RIWS.

Impairment Charge. As a result of continued operating losses, in December 2003, we recorded a $9.1 million impairment charge to write-down the net asset value of our thin film interconnect manufacturing business to estimated fair value.  Based on this operation’s continued operating losses and considering our strategic direction of moving to higher value-added products, we have determined to divest this business.  This charge consists of $6.6 million in property, plant and equipment, $1.2 million in intangible assets and $1.3 million in goodwill.

Acquired In-Process Research and Development.  In connection with the acquisition of Celerity, we allocated $1.1 million of the purchase price to incomplete research and development projects.

Other Expense (Income).  Interest expense was $468,000 for the three months ended December 31, 2003 and $362,000 for the three months ended December 31, 2002.  Other expense of $449,000 for the three months ended December 31, 2003 consists primarily of $354,000 of foreign currency transaction losses, a $356,000 charge to adjust the fair value of property held for sale to its fair value partially offset by $84,000 of income on investments, a $67,000 increase in the fair value of our interest rate swap agreements and $81,000 of interest income.  Other income of $102,000 for the three months ended December 31, 2002 consisted of $123,000 of interest income, $88,000 from the sale of a product line and other miscellaneous income partially offset by foreign currency transaction losses of $218,000.  Interest income decreased primarily due to lower levels of cash and marketable securities, which were used to acquire MCE and RIWS, and lower market interest rates.

Provision for Income Taxes. The income tax benefit was $1.4 million (an effective income tax rate of 38%) for the three months ended December 31, 2003 and the income tax provision was $887,000 (an effective income tax rate of 35%) for the three months ended December 31, 2002. The effective income tax rate for the two periods differed from the amount computed by applying the U.S. Federal income tax rate to income before income taxes primarily due to foreign, state and local income taxes and research and development credits and, for the three months ended December 31, 2003, non-deductible in-process research and development costs.

Income From Continuing Operations.  Loss from continuing operations for the three months ended December 31, 2003 was $2.4 million or $.04 per share, versus income from continuing operations of $1.7 million, or $.03 per diluted share, for the three months ended December 31, 2002.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

Liquidity and Capital Resources

As of December 31, 2003, we had $139.5 million in working capital.  Our current ratio was 2.7 to 1 at December 31, 2003. On February 14, 2003, we executed an amended and restated revolving credit and security agreement with two banks which replaced a previous loan agreement. The amended and restated loan agreement increased the line of credit to $50 million through February 2007, continued the mortgage on our Plainview property for $3.3 million and is secured by the pledge of the stock of certain of our subsidiaries.  The interest rate on revolving credit borrowings under this agreement is at various rates depending upon certain financial ratios, with the current rate substantially equivalent to LIBOR (1.2% at December 31, 2003) plus 150 basis points.  The mortgage is payable in monthly installments of approximately $26,000 through March 2008 and a balloon payment of $1.6 million in April 2008.  We have entered into interest rate swap agreements for the outstanding amount under the mortgage agreement at approximately 7.6% in order to reduce the interest rate risk associated with these borrowings.

The terms of the loan agreement require compliance with certain covenants including minimum consolidated tangible net worth and pretax earnings, maintenance of certain financial ratios, limitations on indebtedness and prohibition of the payment of cash dividends. In connection with the purchase of certain materials for use in manufacturing, we have a letter of credit of $2.0 million.

We are currently in full compliance with all of the covenants contained in our loan agreement, as amended to date. At December 31, 2003, we were not in compliance with two covenants of the agreement due to our loss for the quarter and six months caused by the impairment charge of our thin film interconnect operation.  The banks have waived this non-compliance. We expect to be in compliance with all covenants for the foreseeable future.

For the six months ended December 31, 2003, our operations provided cash of $8.4 million.  For the six months ended December 31, 2003, our investing activities used cash of $66.1 million, primarily for the acquisitions of MCE, RIWS and Celerity.  For the six months ended December 31, 2003, our financing activities provided cash of $16.7 million, primarily from borrowings under our revolving credit agreement offset, in part, by debt payments.

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

On October 31, 2003, we acquired the business of Celerity for approximately $4.0 million in cash, 428,000 shares of Aeroflex common stock and release of certain liabilities totaling $1.8 million.

We believe that existing cash and cash equivalents coupled with internally generated funds and available lines of credit will be sufficient for our working capital requirements, capital expenditure needs and the servicing of our debt for the foreseeable future.  Our cash and cash equivalents, coupled with our available lines of credit, are available to fund acquisitions and other potential large cash needs that may arise.  At December 31, 2003, our available unused line of credit was $29.7 million after consideration of letters of credit.

The following table summarizes, as of December 31, 2003, our obligations and commitments to make future payments under debt and operating leases:

	Payments due by period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In thousands)

Long-term debt	$29,994	$4,795	$2,602	$17,609	$4,988
Operating leases	48,379	9,300	14,211	8,293	16,575
Total	$78,373	$14,095	$16,813	$25,902	$21,563

The operating lease commitments shown in the above table have not been reduced by future minimum sub-lease rentals of $17.2 million.

In the normal course of business, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment.  None of these obligations are individually significant.  We do not expect that these commitments as of December 31, 2003 will materially adversely affect our liquidity.

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

Forward-Looking Statements

All statements other than statements of historical fact included in this Report on Form 10-Q, including without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business outlook, business strategy and plans and objectives of our management for future operations, are forward-looking statements.  When used in this Report on Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements.  Such forward-looking statements are based on the current beliefs of our management, as well as assumptions made by and information currently available to our management.  Actual results could differ materially from those contemplated by the forward-looking statements, as a result of certain factors, including but not limited to, competitive factors and pricing pressures, the divestiture of the thin film interconnect manufacturing business, the integration of the business of each of MCE, RIWS and Celerity, changes in legal and regulatory requirements, technological change or difficulties, product development risks, commercialization difficulties and general economic conditions.  Such statements reflect our current views with respect to the future and are subject to these and other risks, uncertainties and assumptions relating to our financial condition, results of operations, growth strategy and liquidity.  We undertake no obligation to update such forward-looking statements which are made as of the date of this Report.

ITEM 3 - QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates and to foreign currency exchange rates.  Some of our debt is at fixed rates of interest or at a variable rate with an interest rate swap agreement which effectively converts the variable rate debt into fixed rate debt. Therefore, if market interest rates increase by 10 percent from levels at December 31, 2003, the effect on our net income would be a reduction of approximately $51,000 per year.  Most of our invested cash and cash equivalents are at variable rates of interest.  If market interest rates decrease by 10 percent from levels at December 31, 2003, the effect on our net income would be a decrease of approximately $7,000 per year.  We operate businesses that are located outside of the United States, which exposes us to the fluctuation of foreign currency exchange rates (primarily the British Pound and the Euro).  If foreign currency exchange rates change by 10% from levels at December 31, 2003, the effect on our other comprehensive income would be approximately $7.5 million.

ITEM 4 -CONTROLS AND PROCEDURES

Based on their evaluation as of a date within 90 days of the filing of this Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified by the SEC’s rules and forms.

Changes in Internal Controls

There were no significant changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(a) The Registrant held its Annual Meeting of Stockholders on November 6, 2003.

(b) Not applicable.

(c) Four directors were elected at the Annual Meeting to serve until the Annual Meeting of Stockholders in 2006.  The names of these directors and votes cast in favor of their election and shares withheld are as follows:

Name	Votes For	Votes Withheld

Harvey R. Blau	56,386,069	1,688,565
Ernest E. Courchene, Jr.	55,449,823	2,624,811
Joseph E. Pompeo	57,638,817	435,817
Michael Nelson	57,637,693	436,941

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits

		3.1	Amended and Restated By-Laws.

		10.1	Employment Agreement dated November 6, 2003 between the Company and Charles Badlato.

		10.2	Employment Agreement dated November 6, 2003 between the Company and Carl Caruso.

		31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

		31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.3	Certification of Chief Operating Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer and of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

Report on Form 8-K furnished on November 6, 2003 - Items 7 and 9 - release of financial results for the first fiscal quarter ended September 30, 2003.

Report on Form 8-K/A filed on November 17, 2003 - Item 7 - financial statements required in connection with acquisition of MCE Technologies, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEROFLEX INCORPORATED
(REGISTRANT)

February 17, 2004	By:	/s/Michael Gorin
Michael Gorin
Vice Chairman, Chief Financial Officer
and Principal Accounting Officer