Form 10-Q
period 2004-03-31
AEROFLEX INC
filed 2004-05-17
CIK 2601

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2004

Commission File Number 000-02324

AEROFLEX INCORPORATED
(Exact name of Registrant as specified in its Charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	11-1974412 (I.R.S. Employer Identification No.)
35 South Service Road P.O. Box 6022 Plainview, N.Y. (Address of principal executive offices)	11803-0622 (Zip Code)
(516) 694-6700 (Registrant's telephone number, including area code)

*  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒                                  No ☐

*  Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒                                  No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

May 17, 2004 (Date)	74,209,528 shares (excluding 4,388 shares held in treasury) (Number of Shares)

AEROFLEX INCORPORATED
AND SUBSIDIARIES

INDEX

		Page
	PART I: FINANCIAL INFORMATION
Item 1—	CONSOLIDATED BALANCE SHEETS March 31, 2004 (Unaudited) and June 30, 2003	3-4
	CONSOLIDATED STATEMENTS OF OPERATIONS Nine and Three Months Ended March 31, 2004 and 2003 (Unaudited)	5-6
	CONSOLIDATED STATEMENTS OF CASH FLOWS Nine Months Ended March 31, 2004 and 2003 (Unaudited)	7
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	8-19
Item 2—	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS Nine and Three Months Ended March 31, 2004 and 2003	20-28
Item 3—	QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	28
Item 4—	CONTROLS AND PROCEDURES	28
	PART II: OTHER INFORMATION
Item 1—	LEGAL PROCEEDINGS	29
Item 6—	EXHIBITS AND REPORTS ON FORM 8-K	29
SIGNATURES		30
CERTIFICATIONS

AEROFLEX INCORPORATED
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2004	June 30, 2003
	(Unaudited)	(Note 3)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$93,808	$51,307
Accounts receivable, less allowance for doubtful accounts of $1,088,000 and $1,095,000	87,163	63,783
Inventories	101,152	71,574
Deferred income taxes	21,307	13,960
Assets of discontinued operations	5,167	5,117
Prepaid expenses and other current assets	9,622	5,497

Total current assets	318,219	211,238
Property, plant and equipment, net	73,489	57,695
Intangible assets with definite lives, net	43,127	12,980
Goodwill	94,208	21,133
Deferred income taxes	—	1,423
Assets of discontinued operations	4,946	14,643
Other assets	12,497	11,504

Total assets	$546,486	$330,616

See notes to consolidated financial statements.

AEROFLEX INCORPORATED
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(continued)

	March 31, 2004	June 30, 2003
	(Unaudited)	(Note 3)
	(In thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$4,776	$1,879
Accounts payable	27,202	19,613
Advance payments by customers	9,777	2,826
Income taxes payable	1,933	1,802
Liabilities of discontinued operations	2,849	2,770
Accrued payroll expenses	9,349	7,821
Accrued expenses and other current liabilities	33,321	12,971

Total current liabilities	89,207	49,682
Long-term debt	6,198	7,391
Deferred income taxes	13,638	—
Liabilities of discontinued operations	3,632	3,722
Other long-term liabilities	14,077	11,406

Total liabilities	126,752	72,201

Stockholders' equity:
Preferred Stock, par value $.10 per share; authorized 1,000,000 shares:
Series A Junior Participating Preferred Stock, par value $.10 per share, authorized 110,000; none issued	—	—
Common Stock, par value $.10 per share; authorized 110,000,000 shares; issued 74,206,000 and 60,122,000 shares	7,421	6,012
Additional paid-in capital	369,580	222,943
Accumulated other comprehensive income	13,220	3,816
Retained earnings	29,527	25,658

	419,748	258,429
Less: Treasury stock, at cost (4,000 shares)	14	14

Total stockholders' equity	419,734	258,415

Total liabilities and stockholders' equity	$546,486	$330,616

See notes to consolidated financial statements.

AEROFLEX INCORPORATED
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Nine Months Ended March 31,
	2004	2003
		(Note 3)
	(Unaudited)
Net sales	$300,183	$205,497
Cost of sales	164,489	124,529

Gross profit	135,694	80,968

Selling, general and administrative costs	69,349	45,641
Research and development costs	34,987	21,534
Amortization of acquired intangibles	5,448	2,038
Acquired in-process research and development (Note 2)	4,220	—

	114,004	69,213

Operating income	21,690	11,755

Other expense (income)
Interest expense	1,075	810
Other expense (income), net	2,108	(285)

Total other expense (income)	3,183	525

Income from continuing operations before income taxes	18,507	11,230
Provision for income taxes	6,723	3,873

Income from continuing operations	11,784	7,357

Discontinued operations
Loss from discontinued operations	1,968	2,278
Loss on disposal of operations	5,947	1,734

Loss from discontinued operations, net of tax	7,915	4,012

Net income	$3,869	$3,345

Income (loss) per common share:
Basic
Continuing operations	$.18	$.12
Discontinued operations	(.12)	(.06)

Net income	$.06	$.06

Diluted
Continuing operations	$.17	$.12
Discontinued operations	(.12)	(.06)

Net income	$.05	$.06

Weighted average number of common shares outstanding:
Basic	65,773	60,180

Diluted	67,689	60,739

See notes to consolidated financial statements.

AEROFLEX INCORPORATED
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended March 31,
	2004	2003
		(Note 3)
	(Unaudited)
Net sales	$116,846	$72,509
Cost of sales	62,722	42,950

Gross profit	54,124	29,559

Selling, general and administrative costs	25,999	16,217
Research and development costs	13,342	7,332
Amortization of acquired intangibles	2,132	687

	41,473	24,236

Operating income	12,651	5,323

Other expense (income)
Interest expense	343	246
Other expense (income), net	1,906	(294)

Total other expense (income)	2,249	(48)

Income from continuing operations before income taxes	10,402	5,371
Provision for income taxes	3,805	1,852

Income from continuing operations	6,597	3,519
Loss from discontinued operations, net of tax	732	602

Net income	$5,865	$2,917

Income (loss) per common share:
Basic
Continuing operations	$.10	$.06
Discontinued operations	(.01)	(.01)

Net income	$.09	$.05

Diluted
Continuing operations	$.09	$.06
Discontinued operations	(.01)	(.01)

Net income	$.08	$.05

Weighted average number of common shares outstanding:
Basic	68,804	60,229

Diluted	71,436	60,831

See notes to consolidated financial statements.

AEROFLEX INCORPORATED
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended March 31,
	2004	2003
		(Note 3)
	(Unaudited)
Cash Flows From Operating Activities:
Net income	$3,869	$3,345
Loss from discontinued operations	7,915	4,012

Income from continuing operations	11,784	7,357
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Acquired in-process research and development	4,220	—
Depreciation and amortization	15,915	10,076
Deferred income taxes	(1,460)	1,191
Other, net	(128)	(58)
Change in operating assets and liabilities, net of effects from purchases of businesses:
Decrease (increase) in accounts receivable	(7,572)	(359)
Decrease (increase) in inventories	(9,345)	(2,230)
Decrease (increase) in prepaid expenses and other assets	(1,124)	(1,497)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	3,730	(3,397)

Net Cash Provided By (Used In) Continuing Operations	16,020	11,083
Net Cash Provided By (Used In) Discontinued Operations	1,721	(1,260)

Net Cash Provided By Operating Activities	17,741	9,823

Cash Flows From Investing Activities:
Payment for purchase of businesses, net of cash acquired	(61,462)	(1,039)
Capital expenditures	(7,557)	(3,852)
Other, net	30	38

Net Cash Provided By (Used In) Continuing Operations	(68,989)	(4,853)
Net Cash Provided By (Used In) Discontinued Operations	—	(680)

Net Cash Used In Investing Activities	(68,989)	(5,533)

Cash Flows From Financing Activities:
Net proceeds from issuance of common stock	91,251	—
Borrowings under debt agreements	26,115	—
Debt repayments	(27,341)	(1,363)
Proceeds from the exercise of stock options	4,393	486

Net Cash Provided By (Used In) Financing Activities	94,418	(877)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(669)	733

Net Increase (Decrease) In Cash And Cash Equivalents	42,501	4,146
Cash And Cash Equivalents At Beginning Of Period	51,307	38,559

Cash And Cash Equivalents At End Of Period	$93,808	$42,705

See notes to consolidated financial statements.

AEROFLEX INCORPORATED

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Basis of Presentation

        The consolidated balance sheet of Aeroflex Incorporated and Subsidiaries ("the Company") as of March 31, 2004, the related consolidated statements of operations for the nine and three months ended March 31, 2004 and 2003, and the consolidated statements of cash flows for the nine months ended March 31, 2004 and 2003 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2004 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2003 annual report to shareholders. There have been no changes of significant accounting policies since June 30, 2003. Certain reclassifications have been made to previously reported financial statements to conform to current classifications and properly reflect discontinued operations (see Note 3).

        Results of operations for the nine and three month periods are not necessarily indicative of results of operations for the corresponding years.

2.    Acquisition of Businesses and Intangible Assets

Acquisition of Racal Instruments Wireless Solutions Group

        On July 31, 2003, the Company acquired the Racal Instruments Wireless Solutions Group ("RIWS") for cash of $38 million and a deferred payment of up to $16.5 million in either cash or Aeroflex common stock, at the Company's option, depending on RIWS achieving certain performance goals for the year ending July 31, 2004. The Company has not included this contingent consideration in its initial purchase price allocation as the payment of this consideration is not considered to be certain beyond a reasonable doubt. As a result, the Company will adjust goodwill for any contingent consideration in the future if and when it is earned. RIWS develops, manufactures and integrates digital wireless testing and measurement solutions. The addition of RIWS testing solutions products and technologies is expected to enable the Company to provide a full spectrum of wireless testing solutions from development to production and services primarily for infrastructure testing and mobile handset testing.

        The Company evaluated the acquired tangible and identifiable intangible assets to serve as a basis for allocation of the purchase price. The Company preliminarily allocated the purchase price, including acquisition costs of approximately $2.5 million, based on the estimated fair value of the assets acquired and liabilities assumed as follows:

(In thousands)
Current assets (excluding cash of $5.9 million)	$15,769
Property, plant and equipment	8,672
Developed technology	15,600
Customer related intangibles	1,700
Tradenames	200
Goodwill	20,766
In-process research and development	2,700

Total assets acquired	65,407

Current liabilities	(25,524)
Deferred taxes	(5,250)

Total liabilities assumed	(30,774)

Net assets acquired	$34,633

        As of March 31, 2004, the Company is completing its assessment of the fair value of certain assets and liabilities as of the date of acquisition which is expected to be finalized upon the receipt and completion of additional information and analysis during the fourth quarter.

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

  Acquisition of MCE Technologies, Inc.

        On September 3, 2003, the Company acquired all of the outstanding stock of MCE Technologies, Inc. ("MCE") for approximately 5.8 million shares of Aeroflex common stock with a fair value of approximately $43.5 million. In addition, the Company discharged $22.8 million of MCE outstanding bank debt, other indebtedness and preferred stock. Further, the Company issued stock options for 315,000 shares of Aeroflex common stock with exercise prices ranging from $2.88 to $9.59 in exchange for outstanding options of MCE. The fair value of these options was approximately $2.4 million utilizing the Black-Scholes option pricing model. MCE designs, manufactures and markets a broad range of microelectronic devices, components and multi-function modules servicing wireless, broadband infrastructure, satellite communications and defense markets. These product offerings complement the existing product lines of the Company.

        The Company evaluated the acquired tangible and identifiable intangible assets to serve as a basis for allocation of the purchase price. The Company preliminarily allocated the purchase price, including acquisition costs of approximately $2.0 million, based on the estimated fair value of the assets acquired and liabilities assumed as follows:

(In thousands)
Current assets (excluding cash of $1.8 million)	$18,481
Property, plant and equipment	9,761
Developed technology	8,850
Tradenames	1,100
Customer related intangibles	2,520
Goodwill	47,957
In-process research and development	420
Other	543

Total assets acquired	89,632

Current liabilities	(8,203)
Long-term debt	(2,895)
Deferred taxes	(7,811)
Other long-term liabilities	(1,835)

Total liabilities assumed	(20,744)

Net assets acquired	$68,888

        As of March 31, 2004, the Company is completing its assessment of the fair value of certain assets and liabilities as of the date of acquisition which is expected to be finalized upon the receipt and completion of additional information and analysis during the fourth quarter.

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

  Acquisition of the Business of Celerity Systems Inc. (CA)

        On October 31, 2003, the Company acquired the business of Celerity Systems Inc. (CA) ("Celerity") for $4.0 million of cash, 428,000 shares of Aeroflex common stock with a fair market value of approximately $4.2 million and a release of certain liabilities totaling $1.8 million. Celerity designs, develops and manufactures modular digital test and measurement solutions for the communications, satellite, wireless and broadband test markets, including broadband signal generators. Celerity's technology enhances the Company's automatic systems capability.

        The Company evaluated the acquired tangible and identifiable intangible assets to serve as a basis for allocation of the purchase price. The Company preliminarily allocated the purchase price, including acquisition costs of approximately $101,000, based on the estimated fair value of the assets acquired and liabilities assumed as follows:

(In thousands)
Current assets	$3,959
Property, plant and equipment	729
Developed technology	3,400
Goodwill	2,174
In-process research and development	1,100
Other	49

Total assets acquired	11,411
Current liabilities assumed	(1,296)

Net assets acquired	$10,115

        As of March 31, 2004, the Company is completing its assessment of the fair value of certain assets and liabilities as of the date of acquisition which is expected to be finalized upon the receipt and completion of additional information and analysis during the fourth quarter.

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

  Pro Forma Results of Operations—RIWS, MCE and Celerity

        Summarized below are the unaudited pro forma results of operations of the Company as if RIWS, MCE and Celerity had been acquired at the beginning of the fiscal periods presented. The $4.2 million write-off of in-process research and development has been included in the March 31, 2004 pro forma loss, but not the March 31, 2003 pro forma income in order to provide comparability to the respective historical periods.

	Pro forma Nine Months Ended March 31,
	2004	2003
	(In thousands)
Net sales	$313,529	$292,663
Income from continuing operations	8,678	5,576
Income from continuing operations per share
Basic	$.13	$.08
Diluted	$.13	$.08

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

  Intangibles with Definite Lives

        The components of amortizable intangible assets are as follows:

	As of March 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In thousands)
Existing technology	$48,735	$11,024	$37,711
Tradenames	2,327	776	1,551
Customer related intangibles	4,452	587	3,865

Total	$55,514	$12,387	$43,127

        The aggregate amortization expense for the amortized intangible assets was $5.5 million and $2.0 million for the nine months ended March 31, 2004 and 2003, respectively.

        The estimated aggregate amortization expense for each of the twelve-month periods ending March 31, is as follows:

(In thousands)
2005	$7,987
2006	7,736
2007	7,061
2008	6,464
2009	4,482

  Goodwill

        The carrying amount of goodwill is as follows:

	Balance as of July 1, 2003	Adjustment (Note a)	Adjustment (Note b)	Balance as of March 31, 2004
	(In thousands)
Microelectronic solutions segment	$4,050	$47,957	$—	$52,007
Test solutions segment	16,294	22,940	2,178	41,412
Isolator products segment	789	—	—	789

Total	$21,133	$70,897	$2,178	$94,208

        Note a—The goodwill recorded during the period is a result of the acquisitions of MCE in the Microelectronic Solutions segment and of RIWS and Celerity in the Test Solutions segment.

        Note b—The goodwill increased due to changes in foreign currency exchange rates.

3.    Discontinued Operations

        In February 2004, the Board of Directors of the Company approved a formal plan to divest the Company's thin film interconnect manufacturing operation and to seek a strategic buyer. This operation had previously been included in the Microelectronic Solutions segment. As a result of this decision, the Company recorded a $9.1 million ($5.9 million, net of tax) loss on disposal. This charge included a cash requirement of $2.6 million primarily for existing equipment leases, and a non-cash charge of $6.5 million for the write down of goodwill, other intangibles and owned equipment.

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company has reported the results of operations of this business as income (loss) from discontinued operations. Net sales from this discontinued operation were $7.2 million and $7.9 million for the nine months ended March 31, 2004 and 2003, respectively.

        All prior periods have been restated to conform to this presentation. As a result, the assets and liabilities of the discontinued operation have been reclassified on the balance sheet from the historical classifications and presented under the captions "assets of discontinued operations" and "liabilities of discontinued operations," respectively.

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

	Nine Months Ended March 31,
	2004	2003
	(In thousands, except per share data)
Income from continuing operations	$11,784	$7,357

Computation of adjusted weighted average shares outstanding:
Weighted average shares outstanding	65,773	60,180
Add: Effect of dilutive options outstanding	1,916	559

Weighted average shares and common share equivalents used for computation of diluted earnings per common share	67,689	60,739

Income from continuing operations per share:
—Basic	$.18	$.12

—Diluted	$.17	$.12

	Three Months Ended March 31,
	2004	2003
	(In thousands, except per share data)
Income from continuing operations	$6,597	$3,519

Computation of adjusted weighted average shares outstanding:
Weighted average shares outstanding	68,804	60,229
Add: Effect of dilutive options outstanding	2,632	602

Weighted average shares and common share equivalents used for computation of diluted earnings per common share	71,436	60,831

Income from continuing operations per share:
—Basic	$.10	$.06

—Diluted	$.09	$.06

        Options to purchase 5.3 million shares at exercise prices ranging between $15.11 and $34.41 per share were outstanding as of March 31, 2004 but were not included in the computation of diluted EPS because the exercise prices of these options were greater than the average market price of the common shares.

5.    Accounting for Stock-Based Compensation

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

        The per share weighted average fair value of stock options granted during the nine months ended March 31, 2004 was $6.82 on the date of grant. The fair value was determined using the Black Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 0%, risk free interest rate of 4.4%, expected volatility of 77%, and an expected life of 5.2 years. The per share weighted average fair value of stock options granted during the nine months ended March 31, 2003 was $5.36 on the date of grant. The fair value was determined using the Black Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 0%, risk free interest rate of 3.9%, expected volatility of 112% and an expected life of 5.4 years. The Company's net income (loss) and net income (loss) per share using the pro forma fair value compensation cost method would have been:

	Nine Months Ended March 31,		Three Months Ended March 31,
	2004	2003	2004	2003
	(In thousands, except per share data)
Income from continuing operations	$11,784	$7,357	$6,597	$3,519
Deduct: Total stock-based employee compensation expense determined under fair value based method for all grants, net of tax	(8,539)	(23,588)	(3,241)	(5,850)

Pro forma income (loss) from continuing operations	$3,245	$(16,231)	$3,356	$(2,331)

Earnings (loss) per share:
Basic—as reported	$0.18	$0.12	$0.10	$0.06

Basic—pro forma	$0.05	$(0.27)	$0.05	$(0.04)

Diluted—as reported	$0.17	$0.12	$0.09	$0.06

Diluted—pro forma	$0.05	*	$0.05	*

*
As a result of the loss, all options are anti-dilutive.

6.    Comprehensive Income

        The components of comprehensive income are as follows:

	Nine Months Ended March 31,
	2004	2003
	(In thousands)
Net income	$3,869	$3,345
Unrealized gain (loss) on interest rate swap agreements, net of tax	63	(97)
Foreign currency translation adjustment	9,341	1,795

Total comprehensive income	$13,273	$5,043

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Net income	$5,865	$2,917
Unrealized gain (loss) on interest rate swap agreements, net of tax	(15)	7
Foreign currency translation adjustment	6,066	109

Total comprehensive income	$11,916	$3,033

        Accumulated other comprehensive income (loss) is as follows:

	Unrealized Gain (Loss) on Interest Rate Swap Agreements (net of tax)	Minimum Pension Liability Adjustment (net of tax)	Foreign Currency Translation Adjustment	Total (net of tax)
	(In thousands)
Balance, June 30, 2003	$(268)	$(2,445)	$6,529	$3,816
Nine months activity	63	—	9,341	9,404

Balance, March 31, 2004	$(205)	$(2,445)	$15,870	$13,220

7.    Bank Loan Agreements

        On February 14, 2003, the Company executed an amended and restated revolving credit and security agreement with two banks which replaced a previous loan agreement. The amended and restated loan agreement increased the line of credit to $50 million through February 2007, continued the mortgage on the Company's Plainview property for $3.3 million and is secured by the pledge of the stock of certain of the Company's subsidiaries. The interest rate on revolving credit borrowings under this agreement is at various rates depending upon certain financial ratios, with the current rate substantially equivalent to the LIBOR (1.1% at March 31, 2004) plus 150 basis points. The Company paid a facility fee of $125,000 and is required to pay a commitment fee of ..25% per annum of the average unused portion of the credit line.

        The mortgage is payable in monthly installments of approximately $26,000 through March 2008 and a balloon payment of $1.6 million in April 2008. The Company has entered into interest rate swap agreements for the outstanding amount under the mortgage agreement at approximately 7.6% in order to reduce the interest rate risk associated with these borrowings. The fair market value of the interest rate swap agreements was $287,000 as of March 31, 2004 in favor of the banks.

        The terms of the loan agreement require compliance with certain covenants including minimum consolidated tangible net worth and pretax earnings, maintenance of certain financial ratios, limitations on indebtedness and prohibition of the payment of cash dividends. In connection with the purchase of certain materials for use in manufacturing, the Company has a letter of credit of $2.0 million. At March 31, 2004, the Company's available unused line of credit was approximately $44.9 million after consideration of this and other letters of credit.

8.    Inventories

        Inventories consist of the following:

	March 31, 2004	June 30, 2003
	(In thousands)
Raw materials	$34,774	$31,478
Work in process	45,895	25,461
Finished goods	20,483	14,635

	$101,152	$71,574

9.    Product Warranty

        The Company warrants its products against defects in design, materials and workmanship, generally for one year from their date of shipment. A provision for estimated future costs relating to these warranties is recorded when revenue is recorded and is included in cost of goods sold.

        Changes in the Company's product warranty liability during the nine months ended March 31, 2004 were as follows:

	Nine Months Ended March 31,
	2004	2003
	(In thousands)
Balance at beginning of period	$1,308	$1,390
Provision for warranty obligations	1,045	1,266
Charges incurred	(1,061)	(1,386)
Acquired warranty obligations	187	—

Balance at end of period	$1,479	$1,270

10.    Defined Benefit Plan

        Effective January 1, 1994, the Company established a Supplemental Executive Retirement Plan (the "SERP") which provides retirement, death and disability benefits to certain of its officers. The SERP expense for the nine months ended March 31, 2004 and 2003 was $900,000 and $887,000, respectively.

11.    Income Taxes

        The Company recorded credits of $2.2 million and $84,000 to additional paid-in capital during the nine months ended March 31, 2004 and 2003, respectively, in connection with the tax benefit related to compensation deductions on the exercise of stock options.

12.    Contingencies

        The Company is involved in various routine legal matters. Management believes the outcome of these matters will not have a materially adverse effect on the Company's consolidated financial statements.

13.    Business Segments

        The Company's business segments and major products included in each segment, are as follows:

Microelectronic Solutions:	Test Solutions:
a) Microelectronic Modules and Components	a) Instrument Products
b) Integrated Circuits	b) Motion Control Systems
Isolator Products
a) Commercial Spring and Rubber Isolators
b) Industrial Spring and Rubber Isolators
c) Military Wire-Rope Isolators

Business Segment Data:

	For The Nine Months Ended March 31,
	2004	2003
	(In thousands)
Net sales:
Microelectronic solutions	$114,083	$69,026
Test solutions	174,708	124,616
Isolator products	11,392	11,855

Net sales	$300,183	$205,497

Segment adjusted operating income:
Microelectronic solutions	$27,069	$13,176
Test solutions	6,747	2,928
Isolator products	479	424
General corporate expenses	(8,385)	(4,773)

	25,910	11,755
Acquired in-process research and development(1)	4,220	—
Interest expense	1,075	810
Other expense (income), net	2,108	(285)

Income from continuing operations before income taxes	$18,507	$11,230

Business Segment Data:

	For The Three Months Ended March 31,
	2004	2003
	(In thousands)
Net sales:
Microelectronic solutions	$45,364	$24,377
Test solutions	67,753	43,934
Isolator products	3,729	4,198

Net sales	$116,846	$72,509

Segment adjusted operating income:
Microelectronic solutions	$11,434	$5,095
Test solutions	4,939	1,909
Isolator products	3	204
General corporate expenses	(3,725)	(1,885)

	12,651	5,323
Interest expense	343	246
Other expense (income), net	1,906	(294)

Income from continuing operations before income taxes	$10,402	$5,371

        Management evaluates the operating results of the three segments based upon reported operating income, less costs related to restructurings and in-process research and development charges.

(1)
For the nine months ended March 31, 2004, the charges for the write-off of in- process research and development acquired in the purchase of RIWS ($2.7 million) and Celerity ($1.1 million) are allocable to the Test Solutions segment and the charge for MCE ($420,000) is allocable to the Microelectronic Solutions segment.

        Revenues, based on the customers' locations, attributed to the United States and other regions are as follows:

	For The Nine Months Ended March 31,
	2004	2003
	(In thousands)
United States of America	$194,804	$132,855
Europe and Middle East	76,886	55,704
Asia and Australia	23,596	13,061
Rest of World	4,897	3,877

	$300,183	$205,497

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We use our advanced design, engineering and manufacturing abilities to produce microelectronic and testing solutions that we sell primarily into the broadband communication, aerospace and defense markets. We also design and manufacture motion control systems and shock and vibration isolation systems which are used for commercial, industrial and defense applications. We have built our businesses through acquisitions and internal product development. Our operations are grouped into three segments:

  •
  Aeroflex Microelectronic Solutions ("AMS")

  •
  Aeroflex Test Solutions ("ATS")

  •
  Aeroflex Isolator Products ("AIP")

        Our consolidated financial statements include the accounts of Aeroflex Incorporated and all of our subsidiaries. All of our subsidiaries are wholly-owned.

        Our microelectronic solutions segment has been designing, manufacturing and selling state-of-the-art microelectronics for the electronics industry since 1974. We built this segment's business primarily through various acquisitions, as follows:

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

  •
  In September 2003, we acquired MCE Technologies, Inc. MCE designs, manufactures and markets a broad range of devices, components and subsystems that are used in defense related applications, as well as throughout mobile and fixed wireless infrastructure equipment and related test equipment applications. MCE's products are also used in wireless broadband access, cable head-end systems, fiber optic networking, and satellite applications.

        Our test solutions segment consists of two divisions: (1) instruments and (2) motion control products. We built this segment's business primarily through various acquisitions, as follows:

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

  •
  Racal Instrument Wireless Solutions Group, which we acquired in July 2003. RIWS is a leading developer, manufacturer and integrator of digital wireless testing and measurement solutions. Its products address two primary wireless applications—infrastructure testing and mobile handset testing.

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

        In addition, our Aeroflex Pearl River subsidiary designs, develops, manufactures and markets microelectronic products in the form of passive thin film circuits and interconnects. As a result of continued operating losses,in February 2004, our Board of Directors approved a plan to divest our thin film interconnect manufacturing operation and to seek a strategic buyer. As a result of this decision, we recorded a $9.1 million ($5.9 million, net of tax) loss on disposal. This charge included a cash requirement of $2.6 million primarily for existing equipment leases, and a non-cash charge of $6.5 million for the write down of goodwill, other intangibles and owned equipment. In accordance with SFAS 144, we have reported the results of operations of this business as income (loss) from discontinued operations and all prior periods have been restated in order to conform to this presentation.

        Approximately 32% of our sales for the nine months ended March 31, 2004, 33% of our sales for fiscal 2003 and 48% of our sales for fiscal 2002 were to agencies of the United States government or to prime defense contractors or subcontractors of the United States government.

        As used in this report, "we," "us" and "our" mean Aeroflex Incorporated and its subsidiaries (unless the content indicates otherwise).

Nine Months Ended March 31, 2004 Compared to Nine Months Ended March 31, 2003

        Net Sales.    Net sales increased 46% to $300.2 million for the nine months ended March 31, 2004 from $205.5 million for the nine months ended March 31, 2003. Net sales in the microelectronic solutions ("AMS") segment increased 65% to $114.1 million for the nine months ended March 31, 2004 from $69.0 million for the nine months ended March 31, 2003 due primarily to the acquisition of MCE in September 2003. Net sales in the test solutions ("ATS") segment increased 40% to $174.7 million for the nine months ended March 31, 2004 from $124.6 million for the nine months ended March 31, 2003 due primarily to the acquisition of RIWS in July 2003 and increased sales in our communication test products business. Net sales in the isolator products ("AIP") segment were $11.4 million for the nine months ended March 31, 2004 and $11.9 million for the nine months ended March 31, 2003.

        Gross Profit.    Cost of sales includes materials, direct labor and overhead expenses such as engineering labor, fringe benefits, allocable occupancy costs, depreciation and manufacturing supplies.

Nine Months Ended March 31,	AMS	% of sales	ATS	% of sales	AIP	% of sales	Total	% of sales
2004	$57,271	50%	$75,536	43%	$2,887	25%	$135,694	45%
2003	32,228	47%	45,561	37%	3,179	27%	80,968	39%

        Gross profit increased $25.0 million, or 78%, in the AMS segment primarily as a result of the effect of the acquisition of MCE in September 2003 and increased margins in our integrated circuits business due to a favorable sales mix which included more high margin standard products. Gross profit increased $30.0 million, or 66%, in the ATS segment primarily as a result of the effect of the acquisition of RIWS in July 2003 and increased sales and margins in our communications test products business.

        Selling, General and Administrative Costs.    Selling, general and administrative costs include office and management salaries, fringe benefits and commissions.

Nine Months Ended March 31,	AMS	% of sales	ATS	% of sales	AIP	% of sales	Corporate	Total	% of sales
2004	$17,681	15%	$40,876	23%	$2,407	21%	$8,385	$69,349	23%
2003	9,237	13%	28,876	23%	2,755	23%	4,773	45,641	22%

        Selling, general and administrative costs increased $8.4 million, or 91%, in the AMS segment due primarily to the addition of the expenses of MCE. Selling, general and administrative costs increased $12.0 million, or 42% in the ATS segment due primarily to the addition of the expenses of RIWS. Selling, general and administrative costs decreased $348,000 in the AIP segment due primarily to lower commissions due to product mix. Corporate selling, general and administrative expenses increased $3.6 million due primarily to increased compensation expense, professional fees and insurance expense.

        Research and Development Costs.    Research and development costs include material, engineering labor and allocated overhead.

Nine Months Ended March 31,	AMS	% of sales	ATS	% of sales	AIP	% of sales	Total	% of sales
2004	$10,744	9%	$24,243	14%	$0	0%	$34,987	12%
2003	9,203	13%	12,331	10%	0	0%	21,534	10%

        Self-funded research and development costs increased $1.5 million, or 17%, in the AMS segment primarily due to the addition of the expenses of MCE offset, in part, by reduced expenses in our microelectronic modules business. Research and development costs increased $11.9 million, or 97%, in the ATS segment primarily due to the addition of the expenses of RIWS, which historically had, and is expected to continue to have, a higher percentage of research and development costs.

        Amortization of Acquired Intangibles.    Amortization increased $3.4 million, or 167%, due to the acquisitions of MCE, RIWS and Celerity.

        Acquired In-Process Research and Development.    In connection with the acquisition of Celerity, we allocated $1.1 million of the purchase price to incomplete research and development projects. In connection with the acquisition of RIWS, we allocated $2.7 million of the purchase price to incomplete research and development projects. In connection with the acquisition of MCE, we allocated $420,000 of the purchase price to incomplete research and development projects. These allocations represent the estimated fair value of such incomplete research and development based on future cash flows that have been adjusted by the respective projects' completion percentage. At the respective acquisition dates, the development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, we expensed these costs as of the respective acquisition dates in accordance with accounting principles generally accepted in the United States of America.

        Other Expense (Income).    Interest expense was $1.1 million for the nine months ended March 31, 2004 and $810,000 for the nine months ended March 31, 2003. Other expense of $2.1 million for the nine months ended March 31, 2004 consisted primarily of $2.0 million of foreign currency transaction losses and a $556,000 charge to adjust the fair value of property held for sale to its fair value, partially offset by $197,000 of income on investments, a $91,000 increase in the fair value of our interest rate swap agreements and $183,000 of interest income. Other income of $285,000 for the nine months ended March 31, 2003 consisted of $801,000 of interest income partially offset by foreign currency transaction losses of $570,000 and a $180,000 decrease in the fair value of our interest rate swap agreements. Interest income decreased primarily due to lower average levels of cash and marketable securities, which were used to acquire MCE and RIWS, and lower market interest rates.

        Provision for Income Taxes.    The income tax provision was $6.7 million (an effective income tax rate of 36%) for the nine months ended March 31, 2004 and the income tax provision was $3.9 million (an effective income tax rate of 34%) for the nine months ended March 31, 2003. The effective income tax rate for the two periods differed from the amount computed by applying the U.S. Federal income tax rate to income before income taxes primarily due to foreign, state and local income taxes and research and development credits and, for the nine months ended March 31, 2004, non-deductible in-process research and development costs.

        Income From Continuing Operations.    The income from continuing operations for the nine months ended March 31, 2004 was $11.8 million, or $.17 per diluted share, versus income from continuing operations of $7.4 million, or $.12 per diluted share, for the nine months ended March 31, 2003.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

        Net Sales.    Net sales increased 61% to $116.8 million for the three months ended March 31, 2004 from $72.5 million for the three months ended March 31, 2003. Net sales in the microelectronic solutions ("AMS") segment increased 86% to $45.4 million for the three months ended March 31, 2004 from $24.4 million for the three months ended March 31, 2003 due primarily to the acquisition of MCE in September 2003. Net sales in the test solutions ("ATS") segment increased 54% to $67.8 million for the three months ended March 31, 2004 from $43.9 million for the three months ended March 31, 2003 due primarily to the acquisition of RIWS in July 2003 and increased sales in our communication test products business. Net sales in the isolator products ("AIP") segment were $3.7 million for the three months ended March 31, 2004 and $4.2 million for the three months ended March 31, 2003.

  Gross Profit.

Three Months Ended March 31,	AMS	% of sales	ATS	% of sales	AIP	% of sales	Total	% of sales
2004	$23,253	51%	$30,055	44%	$816	22%	$54,124	46%
2003	11,786	48%	16,626	38%	1,147	27%	29,559	41%

        Gross profit increased $11.5 million, or 97%, in the AMS segment due primarily to the acquisition of MCE in September 2003 and increased margins in the integrated circuits business due to a favorable sales mix which included more high margin standard products. In the ATS segment, gross profit increased $13.4 million, or 81%, due primarily to the acquisition of RIWS in June 2003 and increased sales and margins in our communications test products business.

  Selling, General and Administrative Costs.

Three Months Ended March 31,	AMS	% of sales	ATS	% of sales	AIP	% of sales	Corporate	Total	% of sales
2004	$6,933	15%	$14,527	21%	$814	22%	$3,725	$25,999	22%
2003	3,190	13%	10,199	23%	943	22%	1,885	16,217	22%

        Selling, general and administrative expenses in the AMS segment increased $3.7    million, or 117%, due primarily to the addition of the expenses of MCE. Selling, general and administrative expenses increased by $4.3 million, or 42%, in the ATS segment due primarily to the addition of the expenses at RIWS. Selling, general and administrative expenses decreased $129,000 or 14% in the AIP segment due primarily to lower commissions due to product mix. Corporate selling, general and administrative expenses increased $1.8 million, or 98%, due primarily to increased compensation expense, professional fees and insurance expense.

  Research and Development Costs.

Three Months Ended March 31,	AMS	% of sales	ATS	% of sales	AIP	% of sales	Total	% of sales
2004	$4,202	9%	$9,140	13%	$0	0%	$13,342	11%
2003	3,226	13%	4,106	9%	0	0%	7,332	10%

        Our self-funded research and development costs increased $976,000, or 30%, in the AMS segment primarily due to the addition of the expenses of MCE, partially offset by reduced expenses at our microelectronic modules business. Research and development costs increased $5.0 million, or 123%, in the ATS segment due primarily to the addition of the expenses of RIWS, which historically had, and is expected to continue to have, a higher percentage of research and development costs.

        Amortization of Acquired Intangibles.    Amortization increased $1.4 million, or    210%, due to the acquisitions of MCE, RIWS and Celerity.

        Other Expense (Income).    Interest expense was $343,000 for the three months ended March 31, 2004 and $246,000 for the three months ended March 31, 2003. Other expense of $1.9 million for the three months ended March 31, 2004 consisted primarily of $1.7 million of foreign currency transaction losses and a $200,000 charge to adjust the fair value of property held for sale to its fair value. Other income of $294,000 for the three months ended March 31, 2003 consisted of $373,000 of interest income, partially offset by foreign currency transaction losses of $106,000. Interest income decreased primarily due to lower average levels of cash and marketable securities, which were used to acquire MCE and RIWS.

        Provision for Income Taxes.    The income tax provision was $3.8 million (an effective income tax rate of 37%) for the three months ended March 31, 2004 and the income tax provision was $1.9 million (an effective income tax rate of 34%) for the three months ended March 31, 2003. The effective income tax rate for the two periods differed from the amount computed by applying the U.S. Federal income tax rate to income before income taxes primarily due to foreign, state and local income taxes and research and development credits and, for the three months ended March 31, 2004, non-deductible in-process research and development costs.

        Income From Continuing Operations.    Income from continuing operations for the three months ended March 31, 2004 was $6.6 million or $.09 per diluted share, versus income from continuing operations of $3.5 million, or $.06 per diluted share, for the three months ended March 31, 2003.

Off-Balance Sheet Arrangements

        We are not a party to any off-balance sheet arrangements.

Liquidity and Capital Resources

        As of March 31, 2004, we had $229.0 million in working capital. Our current ratio was 3.6 to 1 at March 31, 2004. On February 14, 2003, we executed an amended and restated revolving credit and security agreement with two banks which replaced a previous loan agreement. The amended and restated loan agreement increased the line of credit to $50 million through February 2007, continued the mortgage on our Plainview property for $3.3 million and is secured by the pledge of the stock of certain of our subsidiaries. The interest rate on revolving credit borrowings under this agreement is at various rates depending upon certain financial ratios, with the current rate substantially equivalent to LIBOR (1.1% at March 31, 2004) plus 150 basis points. The mortgage is payable in monthly installments of approximately $26,000 through March 2008 and a balloon payment of $1.6 million in April 2008. We have entered into interest rate swap agreements for the outstanding amount under the mortgage agreement at approximately 7.6% in order to reduce the interest rate risk associated with these borrowings.

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

        For the nine months ended March 31, 2004, our operations provided cash from continuing operations of $16.0 million. For the nine months ended March 31, 2004, our investing activities used cash of $69.0 million, primarily for the acquisitions of MCE, RIWS and Celerity. For the nine months ended March 31, 2004, our financing activities provided cash of $94.4 million, primarily from the issuance of common stock in a public offering as described below.

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

        On March 10, 2004, we completed the sale of 7,000,000 shares of our common stock at $13.75 per share. We received $91.3 million, net of commission and expenses. These net proceeds are intended to be used for working capital and other general corporate purposes including research and development and potential acquisitions.

        We believe that existing cash and cash equivalents coupled with internally generated funds and available lines of credit will be sufficient for our working capital requirements, capital expenditure needs and the servicing of our debt for the foreseeable future. Our cash and cash equivalents, coupled with our available lines of credit, are available to fund acquisitions and other potential large cash needs that may arise. At March 31, 2004, our available unused line of credit was $44.9 million after consideration of letters of credit.

        The following table summarizes, as of March 31, 2004, our obligations and commitments to make future payments under debt and operating leases:

	Payments due by period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In thousands)
Long-term debt	$10,974	$4,776	$2,249	$2,531	$1,418
Operating leases	47,251	9,121	14,057	7,553	16,520

Total	$58,225	$13,897	$16,306	$10,084	$17,938

        The operating lease commitments shown in the above table have not been reduced by future minimum sub-lease rentals of $17.7 million.

        In the normal course of business, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. None of these obligations are individually significant. We do not expect that these commitments as of March 31, 2004 will materially adversely affect our liquidity.

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

ITEM 3—QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risk related to changes in interest rates and to foreign currency exchange rates. Some of our debt is at fixed rates of interest or at a variable rate with an interest rate swap agreement which effectively converts the variable rate debt into fixed rate debt. Therefore, if market interest rates increase by 10 percent from levels at March 31, 2004, the effect on our net income would be insignificant. Most of our invested cash and cash equivalents are at variable rates of interest. If market interest rates decrease by 10 percent from levels at March 31, 2004, the effect on our net income would be a decrease of approximately $54,000 per year.

        We operate businesses that are located outside of the United States, which exposes us to the fluctuation of foreign currency exchange rates (primarily the British Pound and the Euro). If foreign currency exchange rates change by 10% from levels at March 31, 2004, the effect on our other comprehensive income would be approximately $8.4 million.

ITEM 4—CONTROLS AND PROCEDURES

        Based on their evaluation as of a date within 90 days of the filing of this Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified by the SEC's rules and forms.

Changes in Internal Controls

        There were no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        We are involved in various routine legal matters. We believe the outcome of these matters will not have a material effect on us.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

        None

Item 3. Defaults upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

  10.1
  Amendment No. 4 to Employment Agreement between Registrant and Harvey R. Blau.

  10.2
  Amendment No. 4 to Employment Agreement between Registrant and Michael Gorin.

  10.3
  Amendment No. 4 to Employment Agreement between Registrant and Leonard Borow.

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

AEROFLEX INCORPORATED (REGISTRANT)

May 17, 2004	By:	/s/ MICHAEL GORIN Michael Gorin Vice Chairman, Chief Financial Officer and Principal Accounting Officer

QuickLinks

AEROFLEX INCORPORATED AND SUBSIDIARIES INDEX
  ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3—QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4—CONTROLS AND PROCEDURES
PART II – OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
  Item 3. Defaults upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K