Form 10-K
period 2004-06-30
AEROFLEX INC
filed 2004-09-13
CIK 2601

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 000-02324

Aeroflex Incorporated
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	11-1974412 (I.R.S. Employer Identification No.)
35 South Service Road, Plainview, New York (Address of Principal Executive Offices)	11803 (Zip Code)
Registrant's telephone number, including area code: (516) 694-6700

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered
None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $.10 par value (Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒.

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. As of December 31, 2003—approximately $763,004,000.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date (applicable only to corporate registrants). Common Stock, par value $.10 per share; outstanding as of September 9, 2004—74,404,194 (excluding 4,388 shares held in treasury).

        Documents incorporated by reference: Part III (Items 10, 11, 12, 13 and 14)—Registrant's definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Act of 1934.

ITEM 1—BUSINESS

Overview

        We use our advanced design, engineering and manufacturing capabilities to produce microelectronic and test solutions that we sell primarily into the broadband communications, aerospace and defense markets. We also design and manufacture motion control systems which are used for industrial and defense applications.

        Our operating strategy is based on the following key objectives:

  •
  to strengthen and expand our portfolio of proprietary technologies;

  •
  to broaden the applications and target markets for our existing products;

  •
  to expand the scope of our content in our customers' products;

  •
  to increase our operating efficiencies;

  •
  to maintain a conservative capital structure; and

  •
  to opportunistically pursue strategic acquisitions.

Microelectronic Solutions

        We have been a designer and supplier of microelectronics for more than 20 years. Our products include (i) custom and standard integrated circuits, such as databuses, transceivers, microcontrollers, microprocessors and memories and (ii) components, sub-assemblies and modules for military and commercial communication systems.

        Our design, engineering and manufacturing know-how allow us to achieve the critical tolerances required for aerospace and defense components and high Gigahertz RF and microwave signals. We are one of the world's leading manufacturers of application specific multi-function modules and space hybrid microcircuits that are highly reliable, small and lightweight—attributes that are significant for space components.

        In addition, many of our integrated circuits are radiation tolerant for satellite and space applications. We have pioneered the use of commercial foundries to produce radiation tolerant integrated circuits, known as Commercial RadHard™. Our products are on over 100 aerospace platforms.

        In September 2003, we acquired MCE Technologies, Inc. MCE designs, manufactures and markets a broad range of devices, components and subsystems that are used in wireless broadband access, cable head-end systems, fiber optic networking and satellite applications.

Test Solutions

        We design, develop and manufacture a broad line of test equipment which includes:

  •
  Wireless Test Equipment.  We offer an extensive line of standard test platforms for research and development, conformance testing, base station and handset testing, as well as protocol test systems and interference analyzers. We supply products and customized solutions to both leading manufacturers within the wireless cellular industry and to wireless service providers.

  •
  Frequency Synthesizers.  Our line of frequency synthesizers offers a superior combination of high-speed and low phase noise, covering all communications frequencies. These synthesizers are used in various applications such as automatic test systems, radar systems and semiconductor test systems.

  •
  Radio Test Equipment.  We offer test systems for both military and private mobile radio test systems. Our products are used to test radio communications for military, police, fire and emergency response units, which we expect to be increasingly important in homeland defense programs.

  •
  Synthetic Test Systems.  We have developed a new concept in test systems which significantly reduces test time by replacing the traditional single instrument concept of a "rack and stack" system with a modular system that uses our synthesizer and receiver technology, together with proprietary software algorithms, to make multiple complex measurements simultaneously. These systems are easily reconfigurable and upgradable and are used in satellite testing, transmit receive module testing and base station testing.

  •
  Avionics Test Equipment.  Our extensive line of avionics test equipment is used in the design, manufacture, test and maintenance of both commercial and military avionics systems.

  •
  Other General Purpose Test Equipment.  We also offer a wide range of general purpose test equipment for a variety of applications including broadcast testing, spectrum analysis and production test.

        We recently acquired two businesses in this segment:

  •
  In July 2003, we acquired Racal Instruments Wireless Solutions Group ("RIWS") which added the bulk of the wireless test equipment capabilities referred to above.

  •
  In October 2003, we acquired the business of Celerity Systems, Inc. (CA), which designs, develops and manufactures modular digital test and measurement solutions for the communications, satellite, wireless and broadband test markets, including broadband signal generators.

        We also design, develop and produce motion control systems including stabilization and tracking devices, magnetic motors and scanning devices.

        We are incorporated under the laws of the state of Delaware. Our executive offices are located at 35 South Service Road, Plainview, New York, 11803, our telephone number is (516) 694-6700 and our website is located at www.aeroflex.com.

Customers

        We have hundreds of customers in the communications, satellite and aerospace/defense industries. No one customer accounted for more than 10% of our net sales in each of the years in the three year period ended June 30, 2004.

Marketing and Distribution

        We use a team-based sales approach to assist our personnel to closely manage relationships at multiple levels of the customer's organization, including management, engineering and purchasing personnel. Our integrated sales approach involves a team consisting of a senior executive, a business development specialist and members of our engineering department. Our use of experienced engineering personnel as part of the sales effort enables close technical collaboration with our customers during the design and qualification phase of new communications equipment. We believe that this is critical to the integration of our product into our customers' equipment. Some of our executive officers are also involved in all aspects of our relationships with our major customers and work closely with their senior management. We also use manufacturers' representatives and independent sales representatives as needed. Our acquisitions since fiscal 2002 expanded the number of our sales and distribution locations to include additional offices in California, Kansas, Maryland,

Michigan, New Jersey, Stevenage and Burnham, United Kingdom, Scotland, France, Spain, Germany, Denmark, Hong Kong, Beijing, Shenzen and Nanjing, China.

Research and Development

        Our research and development efforts primarily involve engineering and design relating to:

  •
  developing new products

  •
  improving existing products

  •
  adapting such products to new applications

  •
  developing prototype components to bid on specific programs

        Certain product development and similar costs are recoverable under contractual arrangements and those that are not recoverable are expensed in the year incurred. The costs of our self-funded research activities were approximately $50.0 million for fiscal 2004, $29.5 million for fiscal 2003 and $21.0 million for fiscal 2002. The increase from fiscal 2003 is primarily attributable to the addition of the expenses of MCE, RIWS and Celerity. Also, in connection with our acquisitions of MCE, RIWS and Celerity in fiscal 2004, we allocated $420,000, $2.7 million and $1.1 million, respectively, of the purchase price to in-process research and development projects. In connection with our acquisition of IFR Systems, Inc. in fiscal 2002, we allocated $1.1 million of the purchase price to in-process research and development projects.

Backlog

        We include in backlog firm purchase orders or contracts providing for delivery of products and services. At June 30, 2004, our order backlog was approximately $172.9 million, approximately 87% of which was scheduled to be delivered on or before June 30, 2005. Approximately 30% of this backlog represents commercial contracts and approximately 70% of this backlog represents government contracts. Generally, government contracts are cancelable with payment to us of amounts which we have spent under the contract together with a reasonable profit, if any, while commercial contracts are not cancelable.

        At June 30, 2003, our backlog of orders was approximately $112.1 million. Approximately 81% of this backlog was scheduled to be delivered before June 30, 2004. Approximately 80% of this backlog represented orders for government contracts.

Competition

        In all phases of our operations, we compete primarily on the basis of both performance and price. In the manufacture of microelectronics, we believe our primary competitors are ILC/Data Devices Corp., BAE Systems and Honeywell International. In the manufacture of test products, we believe our primary competitors are Agilent Technolgies, Rohde & Schwartz, Anritsu, Spirent and Anite. We also experience significant competition from the in-house capabilities of our current and potential customers. We believe that in all of our operations we compete favorably in the principal competitive areas of:

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

Government Sales

        Approximately 34% of our sales for fiscal 2004, 39% of our sales for fiscal 2003 and 50% of our sales for fiscal 2002 were to agencies of the United States Government or to prime defense contractors or subcontractors of the United States Government. Our defense contracts have been awarded either on a bid basis or after negotiation. The contracts are primarily fixed price contracts, though we also have or had defense contracts providing for cost plus fixed fee. Our defense contracts contain customary provisions for termination at the convenience of the government without cause. In the event of such termination, we are generally entitled to reimbursement for our costs and to receive a reasonable profit, if any, on the work done prior to termination.

Manufacturing

        We assemble, test, package and ship products at our manufacturing facilities located in:

  •
  Cupertino, California,

  •
  Sunnyvale, California,

  •
  Colorado Springs, Colorado,

  •
  Wichita, Kansas,

  •
  Frederick, Maryland,

  •
  Ann Arbor, Michigan

  •
  Whippany, New Jersey,

  •
  Hauppauge, New York,

  •
  Plainview, New York,

  •
  Powell, Ohio,

  •
  Elancourt, France,

  •
  Burnham, United Kingdom, and

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
  magnetic materials and

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

Employees

        As of June 30, 2004, we had approximately 2,398 employees, of whom 1,423 were employed in a manufacturing capacity, and 975 were employed in engineering, sales, administrative or clerical positions. Approximately 120 of our employees are covered by a collective bargaining agreement. The collective bargaining agreement expires September 30, 2004. We are currently engaged in negotiations and expect to renew this agreement. We believe that our employee relations are satisfactory.

Regulation

        Our operations are subject to various environmental, health and employee safety laws. We have expended funds and management has spent time complying with environmental, health and worker safety laws which apply to our operations and facilities and we expect that we will continue to do so. Our principal products or services do not require any governmental approval except for the requirement that we obtain export licenses for certain of our products. Compliance with environmental laws has not historically materially affected our capital expenditures, earnings or competitive position. We do not expect compliance with environmental laws to have a material effect on us in the future.

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

Financial Information About Industry Segments

        The sales and operating profits of each industry segment and the identifiable assets attributable to each industry segment for each of the three years in the period ended June 30, 2004 are set forth in Note 15 of Notes to Consolidated Financial Statements.

Financial Information About Geographic Areas

        Most of our customers are located in the United States, but sales to foreign countries accounted for 36% of our total sales in 2004, 35% in 2003 and 16% in 2002. In fiscal year 2004, 64% of our sales were to customers located in the United States, 26% to Europe and the Middle East, 9% to Asia and Australia, and 1% to the rest of the world. In fiscal year 2003, 65% of our sales were to customers located in the United States, 27% to Europe and the Middle East, 7% to Asia and Australia, and 1% to the rest of the world.

Available Information

        We file reports with the SEC. The public may read and copy any materials filed by us with the SEC at the SEC's public reference room at 450 Fifth Street, NW, Washington D.C., 20549. The public may obtain information about the operation of the SEC's public reference rooms by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site at http://www.sec.gov that contains reports, proxy and information statements and other information about issuers like us that file electronically with the SEC.

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

ITEM 2—PROPERTIES

        Following is a description of the properties owned and leased by us at June 30, 2004:

  •
  Our executive offices and the manufacturing facilities of Aeroflex Plainview, Inc. (formerly Aeroflex Laboratories, Inc.), one of our subsidiaries, are an aggregate of approximately 69,000 square feet and are located in premises which we own in Plainview, Long Island, New York.

  •
  Aeroflex Plainview, Inc., also leases a manufacturing facility in Hauppauge, Long Island, New York of approximately 47,000 square feet, with an annual rental of approximately $281,000. The lease expires in 2010.

  •
  Our subsidiary, Aeroflex Powell, Inc. (formerly Aeroflex Lintek Corp.), leases approximately 20,000 square feet of space in Powell, Ohio, with an annual rental of approximately $230,000. The lease expires in 2008. This subsidiary also leases approximately 16,000 square feet of space in Cupertino, California, with an annual rental of approximately $293,000. This lease expires in 2006.

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

  •
  Our subsidiary, Aeroflex Inmet, Inc., conducts manufacturing operations at a plant located in Ann Arbor, Michigan. The plant, which we own, is approximately 32,000 square feet.

  •
  Our subsidiary, Aeroflex KDI, Inc., conducts manufacturing operations at a plant located in Whippany, New Jersey. The plant, which we own, is approximately 57,000 square feet.

  •
  Our subsidiary, Aeroflex Weinschel, Inc., leases approximately 32,000 square feet of space in Frederick, Maryland, with an annual rental of approximately $340,000. This lease expires in 2012.

  •
  Our subsidiary, Aeroflex Metelics, Inc., leases approximately 20,000 square feet in Sunnyvale, California with an annual rental of approximately $316,000. This lease expires in 2012.

  •
  Our subsidiary, Racal Instruments Wireless Solutions Limited, leases approximately 70,000 square feet in Burnham, England, with an annual rental of approximately $1.0 million. This lease expires in 2007.

        We believe that our facilities are adequate for our current and presently foreseeable needs and that we will be able to renew or replace our expiring leases on our rental properties on commercially reasonable terms.

ITEM 3—LEGAL PROCEEDINGS

        We are involved in various routine legal matters. We believe the outcome of these matters will not have a material adverse effect on us.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

PART II

ITEM 5—MARKET FOR THE COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

        Our common stock trades on the Nasdaq National Market under the symbol "ARXX". The following table sets forth, for the fiscal periods indicated, the high and low closing sales prices of our common stock as reported by the Nasdaq National Market.

	Common Stock
	High	Low
Fiscal Year Ended June 30, 2003
First Quarter	$8.01	$3.36
Second Quarter	8.20	4.50
Third Quarter	8.41	5.03
Fourth Quarter	7.87	4.82
Fiscal Year Ended June 30, 2004
First Quarter	$10.38	$7.41
Second Quarter	13.02	8.76
Third Quarter	16.39	11.85
Fourth Quarter	15.70	11.78
Fiscal Year Ending June 30, 2005
First Quarter (through September 9, 2004)	$13.95	$9.06

Holders

        As of September 9, 2004, there were approximately 600 record holders of our common stock.

Dividends

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

Equity Compensation Plan Information as of June 30, 2004

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected column (a))
	(a)	(b)	(c)
Plan Category
Equity compensation plans approved by security holders	7,631,949	$12.17	424,177
Equity compensation plans not approved by security holders	8,902,968	$13.11	1,398,161
Total	16,534,917	$12.78	1,822,338

Issuer Purchases

        None

ITEM 6—SELECTED FINANCIAL DATA

(In thousands, except percentages, footnotes and per share amounts)
(Restated, Note 2 to Consolidated Financial Statements)

	Years ended June 30,
	2004		2003	2002		2001		2000
Operations Statement Data
Net sales	$414,101		$265,807	$171,531		$161,868		$126,830
Income from continuing operations	20,464	(1)	10,895	7,621	(2)	13,064	(3)	8,810
Discontinued operations	(8,317)		(4,500)	(18,402)		8,158		5,569
Cumulative effect of a change in accounting	—		—	—		132		—
Net income (loss)	12,147	(1)	6,395	(10,781	)(2)	21,354	(3)	14,379
Income from continuing operations per common share
Basic	$0.30	(1)	$0.18	$0.13	(2)	$0.22	(3)	$0.18
Diluted	0.29	(1)	0.18	0.12	(2)	0.21	(3)	0.17
Weighted average number of common shares outstanding
Basic	67,917		60,193	59,973		58,124		48,189
Diluted	69,931		60,753	62,012		61,041		51,474
	Years ended June 30,
	2004		2003	2002		2001		2000
Balance Sheet Data
Working capital	$237,865		$161,925	$145,095		$152,362		$133,586
Total assets	551,391		331,262	318,096		310,111		249,495
Long-term debt (including current portion)	10,275		9,270	11,244		9,569		11,120
Stockholders' equity	427,097		258,415	249,482		255,121		201,644
Other Statistics
After tax profit margin from continuing operations	4.9	%(1)	4.1%	4.4	%(2)	8.1	%(3)	6.9%
Return on average stockholders' equity from continuing operations	6.0	%(1)	4.3%	3.0	%(2)	5.7	%(3)	5.8%
Stockholders' equity per share(4)	$5.75		$4.30	$4.16		$4.28		$3.59

(1)
Includes $4.2 million ($2.7 million, net of tax, or $.04 per diluted share) for the write-off of in-process research and development acquired in connection with the purchases of MCE, RIWS and Celerity in fiscal 2004.

(2)
Includes $3.1 million ($2.1 million, net of tax, or $.03 per diluted share) for the consolidation of our manufacturing operations in order to take advantage of excess manufacturing capacity and reduce operating costs including charges related to excess equipment capacity. Also includes $1.1 million ($1.1 million, net of tax, or $.02 per diluted share) for the write-off of in-process research and development acquired in connection with the purchase of IFR Systems, Inc. in May 2002.

(3)
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

ITEM 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We use our advanced design, engineering and manufacturing capabilities to produce microelectronic and test solutions that we sell primarily into the broadband communications, aerospace and defense markets. We also design and manufacture motion control systems which are used for industrial and defense applications.

        We have been a designer and supplier of microelectronics for more than 20 years. Our products include (i) custom and standard integrated circuits, such as databuses, transceivers, microcontrollers, microprocessors and memories and (ii) components, sub-assemblies and modules for military and commercial communication systems.

        We design, develop and manufacture a broad line of test equipment which includes:

  •
  Wireless Test Equipment

  •
  Frequency Synthesizers

  •
  Radio Test Equipment

  •
  Synthetic Test Systems

  •
  Avionics Test Equipment

  •
  Other General Purpose Test Equipment

        We also design, develop and produce motion control systems including stabilization and tracking devices, magnetic motors and scanning devices.

        Our operating strategy is based on the following key objectives:

  •
  to strengthen and expand our portfolio of proprietary technologies;

  •
  to broaden the applications and target markets for our existing products;

  •
  to expand the scope of our content in our customers' products;

  •
  to increase our operating efficiencies;

  •
  to maintain a conservative capital structure; and

  •
  to opportunistically pursue strategic acquisitions.

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

        In addition, our Aeroflex Pearl River subsidiary designs, develops, manufactures and markets microelectronic products in the form of passive thin film circuits and interconnects. As a result of continued operating losses, in February 2004, our Board of Directors approved a plan to divest our thin film interconnect manufacturing operation and to seek a strategic buyer. As a result of this decision, we recorded a $9.1 million ($5.9 million, net of tax) loss on disposal. This charge included a cash requirement of $2.6 million primarily for existing equipment leases, and a non-cash charge of $6.5 million for the write down of goodwill, other intangibles and owned equipment. In accordance with SFAS 144, we have reported the loss on disposal and the results of operations of this business as income (loss) from discontinued operations and all prior periods have been restated in order to conform to this presentation.

        In June 2004, our Board of Directors approved a formal plan to divest our shock and vibration control device manufacturing business ("VMC"), and to seek a strategic buyer. We have not recorded a loss on disposal as management believes VMC can be sold for a price in excess of its carrying value. This operation had previously comprised the Isolator Products segment. In accordance with SFAS 144, we have reported the results of operations of this business as income (loss) from discontinued operations and all prior periods have been restated in order to conform to this presentation.

        Approximately 34% of our sales for fiscal 2004, 39% of our sales for fiscal 2003 and 50% of our sales for fiscal 2002 were to agencies of the United States government or to prime defense contractors or subcontractors of the United States government. Our government contracts have been awarded either on a bid basis or after negotiation. Our government contracts are primarily fixed price contracts, although we also have or had government contracts providing for cost plus fixed fee. Our government contracts have customary provisions for termination at the convenience of the government without cause. In the event of such termination, we are entitled to reimbursement for our costs and to receive a reasonable profit, if any, on the work done prior to termination.

        Our product development efforts primarily involve engineering and design relating to:

  •
  developing new products

  •
  improving existing products

  •
  adapting existing products to new applications

  •
  developing prototype components to bid on specific programs

        Some of our development efforts are reimbursed under contractual arrangements. Product development and similar costs which are not reimbursed under contractual arrangements are expensed in the period incurred.

Statement of Operations

        The following table sets forth our net sales and operating income by business segment for the periods indicated. The special charges represent the write-offs of in-process research and development acquired in connection with the purchases of businesses of $4.2 million and $1.1 million in the years ended June 30, 2004 and 2002, respectively, and restructuring charges of $3.1 million in the year ended June 30, 2002.

	Years Ended June 30,
	2004	2003	2002
	(In thousands)
Net Sales:
Microelectronic Solutions	$164,526	$95,820	$88,793
Test Solutions	249,575	169,987	82,738

Net Sales	$414,101	$265,807	$171,531

Operating Income:
Microelectronic Solutions	$40,062	$19,264	$18,636
Test Solutions	12,930	4,683	975
General Corporate Expenses	(12,737)	(7,045)	(4,555)

	40,255	16,902	15,056
Special Charges	(4,220)	—	(4,168)

Operating Income	$36,035	$16,902	$10,888

        The following table sets forth certain items from our statement of operations as a percentage of net sales for the periods indicated. The special charges represent the write-offs of in-process research and development for the years ended June 30, 2004 and 2002 and restructuring charges for the year ended June 30, 2002.

	Years Ended June 30,
	2004	2003	2002
Net Sales	100.0%	100.0%	100.0%
Cost of Sales	53.5	59.3	59.8

Gross Profit	46.5	40.7	40.2

Operating Expenses:
Selling, General and Administrative Costs	22.9	22.2	18.4
Research and Development Costs	12.0	11.1	12.2
Amortization of acquired intangibles	1.9	1.0	0.8
Special Charges	1.0	—	2.5

Total Operating Expenses	37.8	34.3	33.9

Operating Income	8.7	6.4	6.3
Other Expense (Income), Net	0.8	0.3	(0.3)

Income Before Income Taxes	7.9	6.1	6.6
Provision For Income Taxes	3.0	2.0	2.2

Income From Continuing Operations	4.9	4.1	4.4
Discontinued Operations	(2.0)	(1.7)	(10.7)

Net Income (Loss)	2.9%	2.4%	(6.3)%

Fiscal Year Ended June 30, 2004 Compared to Fiscal Year Ended June 30, 2003

        Net Sales.    Net sales increased 56% to $414.1 million in fiscal 2004 from $265.8 million in fiscal 2003. Net sales in the microelectronic solutions ("AMS") segment increased 72% to $164.5 million in fiscal 2004 from $95.8 million in fiscal 2003 due primarily to the acquisition of MCE in September 2003. Net sales in the test solutions ("ATS") segment increased 47% to $249.6 million in fiscal 2004 from $170.0 million in fiscal 2003 due primarily to the acquisition of RIWS in July 2003 and increased sales in our communication test products business.

        Gross Profit.    Cost of sales includes materials, direct labor and overhead expenses such as engineering labor, fringe benefits, allocable occupancy costs, depreciation and manufacturing supplies.

Fiscal Year Ended June 30,	AMS	% of sales	ATS	% of sales	Total	% of sales
2004	$83,264	51%	$109,428	44%	$192,692	47%
2003	45,723	48%	62,364	37%	108,087	41%

        Gross profit increased $37.5 million, or 82%, in the AMS segment primarily as a result of the effect of the acquisition of MCE in September 2003 and increased margins in our integrated circuits business due to a favorable sales mix which included more high margin standard products. Gross profit increased $47.1 million, or 75%, in the ATS segment primarily as a result of the effect of the acquisition of RIWS in July 2003 and increased sales and margins in our communications test products business due to improved factory utilization.

        Selling, General and Administrative Costs.    Selling, general and administrative costs include office and management salaries, fringe benefits and commissions.

Fiscal Year Ended June 30,	AMS	% of sales	ATS	% of sales	Corporate	Total	% of sales
2004	$25,810	16%	$56,188	23%	$12,737	$94,735	23%
2003	13,468	14%	38,436	23%	7,045	58,949	22%

        Selling, general and administrative costs increased $12.3 million, or 92%, in the AMS segment due primarily to the addition of the expenses of MCE. Selling, general and administrative costs increased $17.8 million, or 46% in the ATS segment due primarily to the addition of the expenses of RIWS and Celerity. Corporate selling, general and administrative expenses increased $5.7 million due primarily to increased compensation expense, professional fees and insurance expense.

        Research and Development Costs.    Research and development costs include material, engineering labor and allocated overhead.

Fiscal Year Ended June 30,	AMS	% of sales	ATS	% of sales	Total	% of sales
2004	$15,409	9%	$34,563	14%	$49,972	12%
2003	12,369	13%	17,146	10%	29,515	11%

        Self-funded research and development costs increased $3.0 million, or 25%, in the AMS segment primarily due to the addition of the expenses of MCE offset, in part, by reduced expenses in our microelectronic modules business. Research and development costs increased $17.4 million, or 102%, in the ATS segment primarily due to the addition of the expenses of RIWS, which historically had, and is expected to continue to have higher research and development costs.

        Amortization of Acquired Intangibles.    Amortization increased $5.0 million, or 184%, due to the acquisitions of MCE, RIWS and Celerity.

        Acquired In-Process Research and Development.    In connection with the acquisition of RIWS, we allocated $2.7 million of the purchase price to incomplete research and development projects. In connection with the acquisition of MCE, we allocated $420,000 of the purchase price to incomplete research and development projects. In connection with the acquisition of Celerity, we allocated $1.1 million of the purchase price to incomplete research and development projects.    These allocations represent the estimated fair value of such incomplete research and development, at the acquisition date, based on future cash flows that have been adjusted by the respective projects' completion percentage. At the respective acquisition dates, the development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, we expensed these costs as of the respective acquisition dates in accordance with accounting principles generally accepted in the United States of America.

        The values assigned to these projects were determined by identifying significant research projects for which technological feasibility had not been established. At the acquisition date, RIWS was conducting design, development, engineering and testing activities associated with the completion of new 2.5G and 3G protocol and conformance testers. At the acquisition date, MCE was conducting development activities associated with the completion of certain high frequency component technology. At the acquisition date, Celerity was conducting development activities associated with the completion of its next generation modular technology. These projects under development at the valuation date represent technologies which are expected to address emerging market demands. We intend to continue with these development efforts and, if successfully completed, release the products to market.

        At its acquisition date, RIWS expected to spend approximately $8.9 million to complete all phases of the research and development, with completion anticipated in 2004. At its acquisition date, MCE expected to spend approximately $100,000 to complete all phases of the research and development, with anticipated completion dates ranging from 6 to 12 months from that date. At its acquisition date, Celerity expected to spend approximately $700,000 to complete all phases of the research and development, with anticipated completion dates ranging from 6 to 18 months from that date.

        We determined the value assigned to purchased in-process technology by estimating the contribution of the purchased in-process technology in developing a commercially viable product, estimating the resulting net cash flows from the expected sales of such a product, and discounting the net cash flows to their present value using an appropriate discount rate.

        Revenue growth rates for the acquired company were estimated based on a detailed forecast, as well as discussions with the finance, marketing and engineering personnel of the acquired companies. Allocation of total projected revenues to in-process research and development were based on discussions with the acquired companies' management. Selling, general and administrative expenses and profitability estimates were determined based on forecasts as well as an analysis of comparable companies' margin expectations.

        The projections utilized in the transaction pricing and purchase price allocation exclude the potential synergetic benefits related specifically to our ownership. Due to the stage of the development and reliance on future, unproven products and technologies, the nature of the forecast and the risks associated with the projected growth and profitability of the development projects, a discount rate of 35% was used to discount RIWS's cash flows from the in-process technology, 30% was used to discount MCE's cash flows and 35% was used to discount Celerity's cash flows. The discount rate was commensurate with the acquired companies' market position, the uncertainties in the economic estimates described above, the inherent uncertainty surrounding the successful development of the purchased in-process technology, the useful lives of such technology, the profitability levels of such technology, and the uncertainty related to technological advances that could render development stage technologies obsolete.

        We believe that the foregoing assumptions used in the forecasts were reasonable at the time of the acquisitions. No assurance can be given, however, that the underlying assumptions used to estimate sales, development costs or profitability, or the events associated with such projects will transpire as estimated. For these reasons, actual results may vary from projected results.

        Remaining development efforts for the acquired companies' research and development included various phases of design, development and testing. Funding for such projects is expected to come primarily from internally generated sources.

        As evidenced by the continued support of the development of these projects, we believe we have a reasonable chance of successfully completing the research and development programs. However, as with all of our technology development, there is risk associated with the completion of the research and development projects, and there is no assurance that technological or commercial success will be achieved.

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

        Other Expense (Income).    Interest expense was $1.4 million in fiscal 2004 and $1.1 million in fiscal 2003. Other expense of $1.7 million in fiscal 2004 consisted primarily of $2.0 million of foreign currency transaction losses, offset by interest income of $455,000. Other income of $459,000 in fiscal 2003 consisted of $945,000 of interest income partially offset by foreign currency transaction losses of $605,000. Interest income decreased primarily due to lower average levels of cash and marketable securities, which were used to acquire MCE, RIWS and Celerity, and lower market interest rates.

        Provision for Income Taxes.    The income tax provision was $12.5 million (an effective income tax rate of 37.8%) in fiscal 2004 and $5.4 million (an effective income tax rate of 33.0%) in fiscal 2003. The effective income tax rate for the two periods differed from the amount computed by applying the U.S. Federal income tax rate to income before income taxes primarily due to foreign, state and local income taxes and research and development credits and, for the fiscal year ended June 30, 2004, non-deductible in-process research and development costs.

        Income from Continuing Operations.    Income from continuing operations for the year ended June 30, 2004 was $20.5 million or $.29 per diluted share versus $10.9 million, or $.18 per diluted share in 2003. Fiscal 2004 income from continuing operations included a $4.2 million charge ($2.7 million, net of tax) or $.04 per diluted share, for in-process research and development related to the acquisitions of MCE, RIWS and Celerity.

Fiscal Year Ended June 30, 2003 Compared to Fiscal Year Ended June 30, 2002

        Net Sales.    Net sales increased 55% to $265.8 million in fiscal 2003 from $171.5 million in fiscal 2002. Net sales in the microelectronic solutions segment increased 8% to $95.8 million in fiscal 2003 from $88.8 million in fiscal 2002 due primarily to increased sales volume of integrated circuits. Net sales in the test solutions segment increased 105% to $170.0 million in fiscal 2003 from $82.7 million in fiscal 2002 primarily due to the acquisition of IFR in May 2002.

  Gross Profit.

Fiscal Year Ended June 30,	AMS	% of sales	ATS	% of sales	Total	% of sales
2003	$45,723	48%	$62,364	37%	$108,087	41%
2002	43,880	49%	24,992	30%	68,872	40%

        Gross profit increased $1.8 million, or 4%, in the AMS segment. Gross profit increased $37.4 million, or 150%, in the ATS segment primarily as a result of the effect of the acquisition of IFR in May 2002.

  Selling, General and Administrative Costs.

Fiscal Year Ended June 30,	AMS	% of sales	ATS	% of sales	Corporate	Total	% of sales
2003	$13,468	14%	$38,436	23%	$7,045	$58,949	22%
2002	12,832	14%	14,231	17%	4,556	31,619	18%

        Selling, general and administrative costs increased $636,000, or 5%, in the AMS segment, excluding $792,000 of restructuring costs in fiscal 2002. Selling, general and administrative costs increased $24.2 million, or 170%, in the ATS segment excluding $2.1 million of restructuring costs in fiscal 2002. This increase was primarily as a result of the acquisition of IFR in May 2002. Corporate selling, general and administrative expenses increased $2.5 million due primarily to increased compensation expense, professional fees and insurance expense.

  Research and Development Costs.

Fiscal Year Ended June 30,	AMS	% of sales	ATS	% of sales	Total	% of sales
2003	$12,369	13%	$17,146	10%	$29,515	11%
2002	11,903	13%	9,082	11%	20,985	12%

        Self-funded research and development costs increased $467,000, or 4%, in the AMS segment. Research and development costs increased $8.1 million, or 89%, in the ATS segment primarily as a result of the acquisition of IFR in May 2002.

        Amortization of Acquired Intangibles.    Amortization increased $1.4 million, or 100%, due to the acquisition of IFR in May 2002.

        Acquired In-Process Research and Development.    In connection with the acquisition of IFR, we allocated $1.1 million of the purchase price to incomplete research and development projects for fiscal 2002. This allocation represents the estimated fair value based on future cash flows that have been adjusted by the projects' completion percentage. At the acquisition date, the development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, we expensed these costs as of the acquisition date.

        Restructuring Charges.    We initiated strategic plans to consolidate our manufacturing operations to take advantage of excess manufacturing capacity in certain of our facilities and reduce operating costs. In connection with this restructuring, we recorded a charge of $3.1 million in the fiscal year ended June 30, 2002. The restructuring charge includes $218,000 of charges for the impairment of intangibles, $1.4 million for the write-off of excess equipment and leasehold improvements and for buyouts of certain equipment and facility leases, $1.3 million for workforce reductions and $150,000 for the write-off of inventory. The restructuring charges were allocated $1.0 million to the AMS segment and $2.1 million to the ATS segment.

        Other Expense (Income).    Interest expense increased to $1.1 million in fiscal 2003 from $958,000 in fiscal 2002. Other income of $459,000 in fiscal 2003 consists primarily of $945,000 of interest income partially offset by $605,000 of realized foreign currency transaction losses. Other income of $1.4 million in fiscal 2002 consisted primarily of $1.9 million of interest income partially offset by $199,000 of realized foreign currency transaction losses. Interest income decreased primarily due to lower interest rates and decreased levels of cash, cash equivalents and marketable securities as a result of the use of approximately $53.7 million in cash to acquire IFR in May 2002.

        Provision for Income Taxes.    The income tax provision was $5.4 million (an effective income tax rate of 33.0%) in fiscal 2003 and the income tax provision was $3.8 million (an effective income tax rate of 33.0%) in fiscal 2002. The income tax provisions for the two periods differed from the amount computed by applying the U.S. Federal income tax rate to income before income taxes primarily due to non-deductible charges for acquired in-process R&D and amortization of goodwill, state and local income taxes and research and development credits.

        Income from Continuing Operations.    On a U.S. GAAP basis, income from continuing operations for the year ended June 30, 2003 was $10.9 million or $.18 per diluted share versus $7.6 million or $.12 per diluted share. Income from continuing operations for the year ended June 30, 2002 includes a charge for in-process research and development of $1.1 million ($1.1 million, net of tax) or $.02 per diluted share and a restructuring charge of $3.1 million ($2.1 million, net of tax) or $.03 per diluted share.

Liquidity and Capital Resources

        As of June 30, 2004, we had $237.9 million of working capital. Our current ratio was 3.7 to 1 at June 30, 2004. On February 14, 2003, we executed an amended and restated revolving credit and security agreement with two banks which replaced a previous loan agreement. The amended and restated loan agreement increased the line of credit to $50 million through February 2007, continues the mortgage on our Plainview property for $2.8 million and is secured by the pledge of the stock of certain of our subsidiaries. The interest rate on revolving credit borrowings under this agreement is at various rates depending upon certain financial ratios, with the current rate substantially equivalent to prime (4% at June 30, 2004). The mortgage is payable in monthly installments of approximately $26,000 through March 2008 and a balloon payment of $1.6 million in April 2008. We have entered into interest rate swap agreements for the outstanding amount under the mortgage agreement at approximately 7.6% in order to reduce the interest rate risk associated with these borrowings.

        The terms of our loan agreement require compliance with certain covenants including minimum consolidated tangible net worth and pretax earnings, maintenance of certain financial ratios, limitations on indebtedness and prohibition of the payment of cash dividends. We are currently in full compliance with all of the covenants contained in our loan agreement. In connection with the purchase of certain materials for use in manufacturing, we have a letter of credit of $1.5 million.

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

        During fiscal 2002, we announced certain strategic consolidations of our manufacturing operations. The total restructuring charges were $3.1 million with a cash cost of $1.6 million. These restructurings are substantially complete and are expected to reduce annual operating costs by approximately $3.3 million and result in annual cash savings of approximately $2.8 million. The restructuring charge included the elimination of excess equipment capacity (primarily in the microelectronic solutions segment), severance and other employee related expenses.

        On July 31, 2003, we acquired RIWS for cash of $38 million and a deferred payment of up to $16.5 million in either cash or Aeroflex common stock, at our option, depending on RIWS achieving certain performance goals for the year ending July 31, 2004. This acquisition was funded with available cash-on-hand.

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

        On March 10, 2004, we completed the sale of 7,000,000 shares of our common stock at $13.75 per share. We received $91.2 million, net of commission and expenses. These net proceeds are intended to be used for working capital and other general corporate purposes including research and development and potential acquisitions.

        In fiscal 2004, our operations provided cash of $25.9 million primarily from our continued profitability. In fiscal 2004, our investing activities used cash of $72.7 million due primarily to $61.8 million used for the acquisitions of businesses and $11.1 million for capital expenditures.

        In fiscal 2004, our financing activities provided cash of $94.4 million consisting of $91.2 million of proceeds from a public offering, $5.2 million of proceeds from the exercise of stock options partially offset by $1.9 million in net repayments of debt.

        We believe that existing cash and unused lines of credit coupled with internally generated funds will be sufficient for our working capital requirements, capital expenditure needs and the servicing of our debt for the foreseeable future.    Our cash and lines of credit are available to fund acquisitions and other potential large cash needs that may arise. At June 30, 2004, our available unused line of credit was $44.1 million after consideration of letters of credit.

  Contractual Obligations

        The following table summarizes our obligations and commitments to make future payments under debt and operating leases as of June 30, 2004:

	Payments due by period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In thousands)
Long-term debt	$10,275	$4,770	$1,923	$2,487	$1,095
Operating leases	43,655	7,973	12,794	7,276	15,612

Total	$53,930	$12,743	$14,717	$9,763	$16,707

        The operating lease commitments shown in the above table have not been reduced by future minimum sub-lease rentals of $17.0 million.

        In the normal course of business, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. None of these obligations are individually significant. We do not expect that these commitments as of June 30, 2004 will materially adversely affect our liquidity.

Legal Proceedings

        We are involved in various routine legal matters. We believe the outcome of these matters will not have a materially adverse effect on our consolidated financial statements.

        We are undergoing routine audits by various taxing authorities of our Federal and state income tax returns covering periods from 2000 to 2003. We believe that the probable outcome of these various audits should not materially affect our consolidated financial statements.

Backlog

        Our backlog of orders was $172.9 million at June 30, 2004 and $112.1 million at June 30, 2003.

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

Revenue and Cost Recognition Under Long-Term Contracts

        We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectibility of the resulting receivable is reasonably assured. For arrangements other than certain long-term contracts, revenue (including shipping and handling fees) is recognized when products are shipped and title is passed to the customer. Revenues associated with certain long-term contracts are recognized in accordance with Statement of Position No. 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" ("SOP 81-1"). Under SOP 81-1, we use the percentage-of-completion method, whereby revenues and associated costs are recognized as work on a contract progresses. We measure the extent of progress toward completion generally based upon one of the following (based upon an assessment of which method most closely aligns to the underlying earnings process): (i) the units-of-delivery method, (ii) the cost-to-cost method, using the ratio of contract costs incurred as a percentage of total estimated costs at contract completion (based upon engineering and production estimates), or (iii) the achievement of contractual milestones. Provisions for anticipated losses or revisions in estimated profits on contracts-in-process are recorded in the period in which such anticipated losses or revisions become evident. Revenue from software support and maintenance contracts is recognized ratably over the term of the contract in accordance with SOP-97-2, "Software Revenue Recognition."

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

Risks Relating to Our Business

        General economic conditions could adversely affect our revenues, gross margins and expenses.

        Our revenues and gross margins will depend significantly on the overall demand for microelectronic products and testing solutions, particularly in the product and service segments in which we compete. Weaker demand for our products and services caused by economic weakness may result in decreased revenues, earnings levels or growth rates and problems with the saleability of inventory and realizability of customer receivables. In the past, we have observed effects of the global economic downturn in many areas of our business. Delays or reductions in spending for our products could have a material adverse effect on our business, results of operations and financial condition.

        Our operating results may fluctuate significantly on a quarterly basis.

        Our sales and other operating results have fluctuated significantly in the past, and we expect this trend will continue. Factors which affect our results include:

  •
  the timing, cancellation or rescheduling of customer estimates, orders and shipments;

  •
  the pricing and mix of products sold;

  •
  new product introductions;

  •
  our ability to obtain components and subassemblies from contract manufacturers and suppliers; and

  •
  variations in manufacturing efficiencies.

        Many of these factors are beyond our control. Our performance in any one fiscal quarter is not necessarily indicative of any financial trends or future performance.

        In the event that any of our customers encounter financial difficulties and fails to pay us, it could adversely effect our results of operations and financial condition.

        We manufacture products to customer specifications and purchase products in response to customer orders. In addition, we may commit significant amounts to maintain inventory in anticipation of customer orders. In the event that any customer for whom we maintain inventory experiences financial difficulties, we may be unable to sell such inventory at its current profit margin, if at all. In such event, our gross margins would decline. In addition, if the financial condition of any customer deteriorates resulting in an impairment of that customer's ability to pay to us amounts owed in respect of a significant amount of outstanding receivables, our financial condition would be adversely effected.

        If we cannot continue to develop, manufacture and market innovative products and services rapidly that meet customer requirements for performance and reliability, we may lose market share and our revenues may suffer.

        The process of developing new high technology products and services is complex and uncertain, and failure to anticipate customers' changing needs and emerging technological trends accurately and to develop or obtain appropriate intellectual property could significantly harm our results of operations. We must make long-term investments and commit significant resources before knowing whether our predictions will eventually result in products that the market will accept. We must accurately forecast volumes, mix of products and configurations that meet customer requirements, and we may not succeed.

        Due to the international nature of our business, political or economic changes could harm our future revenues, costs and expenses and financial condition.

        Our future revenues, costs and expenses could be adversely affected by a variety of international factors, including:

  •
  changes in a country's or region's political or economic conditions;

  •
  longer accounts receivable cycles;

  •
  trade protection measures;

  •
  unexpected changes in regulatory requirements;

  •
  differing technology standards and/or customer requirements; and

  •
  import or export licensing requirements, which could affect our ability to obtain favorable terms for components or lead to penalties or restrictions.

        A portion of our product and component manufacturing, along with key suppliers, is located outside of the United States, and also could be disrupted by some of the international factors described above.

        We are exposed to foreign currency exchange rate risks that could adversely affect our business, results of operations and financial condition.

        We are exposed to foreign currency exchange rate risks that are inherent in our sales commitments, anticipated sales, and assets and liabilities that are denominated in currencies other than the United States dollar. Failure to sufficiently hedge or otherwise manage foreign currency risks properly could adversely affect our business, results of operations and financial condition.

        As part of our business strategy, we may complete acquisitions or divest non-strategic businesses and product lines. These actions could adversely affect our business, results of operations and financial condition.

        As part of our business strategy, we engage in discussions with third parties regarding, and enter into agreements relating to, possible acquisitions, strategic alliances, ventures and divestitures in order to manage our product and technology portfolios and further our strategic objectives. In order to pursue this strategy successfully, we must identify suitable acquisition, alliance or divestiture candidates, complete these transactions, some of which may be large and complex, and integrate acquired companies. Integration and other risks of acquisitions and strategic alliances can be more pronounced for larger and more complicated transactions, or if multiple acquisitions are pursued simultaneously. The integration of our recent acquisitions of the Racal Instruments Wireless Solutions Group and MCE Technologies, Inc. may make the completion and integration of subsequent acquisitions more difficult. However, if we fail to identify and complete these transactions, we may be required to expend resources to internally develop products and technology or may be at a competitive disadvantage or may be adversely affected by negative market perceptions, which may have a material effect on our revenues and selling, general and administrative expenses taken as a whole.

        Acquisitions and strategic alliances may require us to integrate with a different company culture, management team and business infrastructure and otherwise manage integration risks. Even if an acquisition or alliance is successfully integrated, we may not receive the expected benefits of the transaction. Managing acquisitions, alliances and divestitures requires varying levels of management resources, which may divert management's attention from other business operations. Acquisitions, including abandoned acquisitions, also may result in significant costs and expenses and charges to earnings. As a result, any completed, pending or future transactions may contribute to our financial results differing from the investment community's expectations in a given quarter.

        In order to be successful, we must retain and motivate key employees, and failure to do so could seriously harm us.

        In order to be successful, we must retain and motivate executives and other key employees, including those in managerial, technical, marketing and information technology support positions. In particular, our product generation efforts depend on hiring and retaining qualified engineers. Attracting and retaining skilled workers and qualified sales representatives is also critical to us. Experienced management and technical, marketing and support personnel in the microelectronics and test solutions industries are in demand and competition for their talents is intense. Employee retention may be a particularly challenging issue following our recent acquisitions since we also must continue to motivate employees and keep them focused on our strategies and goals, which may be particularly difficult due to the potential distractions related to integrating the acquired operations.

        Terrorist acts and acts of war may seriously harm our business, results of operations and financial condition.

        Terrorist acts or acts of war (wherever located around the world) may cause damage or disruption to us, our employees, facilities, partners, suppliers, distributors and resellers, and customers, which could significantly impact our revenues, expenses and financial condition. The terrorist attacks that took place in the United States on September 11, 2001 were unprecedented events that have created many economic and political uncertainties. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility have created many economic and political uncertainties, which could adversely affect our business and results of operations in ways that cannot presently be predicted. In addition, as a company with headquarters and significant operations located in the United States, we may be impacted by actions against the United States. We will be predominantly uninsured for losses and interruptions caused by terrorist acts and acts of war.

        Our stock price has historically fluctuated and may continue to fluctuate.

        Our stock price, like that of other technology companies, can be volatile. Some of the factors that can affect our stock price are:

  •
  the announcement of new products, services or technological innovations by us or our competitors;

  •
  quarterly increases or decreases in our revenue or earnings;

  •
  changes in quarterly revenue or earnings estimates by the investment community; and

  •
  speculation in the press or investment community about our strategic position, financial condition, results of operations, business or significant transactions.

        General market conditions and domestic or international macroeconomic and geopolitical factors unrelated to our performance may also affect our stock price. In addition, following periods of volatility in a company's securities, securities class action litigation against a company is sometimes instituted. This type of litigation could result in substantial costs and the diversion of management time and resources.

Forward-Looking Statements

        All statements other than statements of historical fact included in this Annual Report, including without limitation statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding our financial position, business strategy and plans and objectives of our management for future operations, are forward-looking statements. When used in this Annual Report, words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the current beliefs of our management, as well as assumptions made by and information currently available to our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to those set forth above. Such statements reflect our current views with respect to the future and are subject to these and other risks, uncertainties and assumptions relating to Aeroflex's financial condition, results of operations, growth strategy and liquidity. Aeroflex does not undertake any obligation to update such forward-looking statements.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        We are exposed to market risk related to changes in interest rates and to foreign currency exchange rates. Most of our debt is at fixed rates of interest or at a variable rate with an interest rate swap agreement which effectively converts the variable rate debt into fixed rate debt. Therefore, if market interest rates increase by 10% from levels at June 30, 2004, the effect on our net income would be insignificant. Most of our invested cash and cash equivalents are at variable rates of interest. If market interest rates decrease by 10 percent from levels at June 30, 2004, the effect on our net income would be approximately $57,000. If foreign currency exchange rates (primarily the British Pound and the Euro) change by 10% from levels at June 30, 2004, the effect on our other comprehensive income would be approximately $8.8 million. We periodically enter into forward contracts to hedge against changes in foreign currency rates with respect to certain foreign accounts receivable. As of June 30, 2004, there were no such contracts outstanding.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and supplementary data listed in the accompanying Index to Financial Statements and Schedules are attached as part of this report.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A—CONTROLS AND PROCEDURES

Evaluation and Disclosure Controls and Procedures

        Based on their evaluation as of the end of the period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, except as set forth below, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

Changes in Internal Controls

        There were no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

        Following the end of the fiscal quarter ended June 30, 2004, in connection with the audit of our financial results for the fiscal year ended June 30, 2004, certain internal control issues were identified which management believes need to be improved. Our auditors have advised us that they believe that, in the aggregate, these internal control issues constitute a "reportable condition" as defined by the AICPA. These internal control issues are, in large part, the result of our recent acquisitions. Although these issues are not a "material weakness in internal control," as defined by the AICPA, because we understand the critical importance of the effectiveness of internal controls over financial reporting, we have made improvements in our internal controls over financial reporting as a result of the identification of these control issues and will continue to do so. These improvements include the strengthening of controls over the accounting for non-routine transactions and certain accounting estimates, formalization of policies and procedures, improved segregation of duties at certain subsidiaries and establishment of additional monitoring controls.

Limitations on the Effectiveness of Controls

        We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer have concluded that, except as otherwise described above, such controls and procedures are effective at the "reasonable assurance" level.

PART III

        The information required by items 10, 11, 12, 13 and 14 of Part III is incorporated by reference to our definitive proxy statement in connection with our Annual Meeting of Stockholders scheduled to be held in November 2004. The proxy statement is to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year ended June 30, 2004.

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
See Index to Financial Statements at beginning of attached financial statements.

(b)
Reports on Form 8-K:
•
Report on Form 8-K/A filed on March 5, 2004—Item 7—Amendment to Exhibit 99.4 to Report on Form 8-K/A filed November 17, 2003—Pro Forma Combined Balance Sheet and Statement of Operations for MCE Technologies, Inc. and Aeroflex Incorporated.

•
Report on Form 8-K filed on March 8, 2004—Item 5 and Item 7—Execution and Delivery of Underwriting Agreement for the sale of 7,000,000 shares of common stock.

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
10.1	1989 Non-Qualified Stock Option Plan, as amended. (Exhibit 10.8 of Annual Report on Form 10-K for the year ended June 30, 1990).
10.2	1994 Non-Qualified Stock Option Plan. (Exhibit 10.2 of Annual Report on Form 10-K for the year ended June 30, 1994).
10.3	1994 Outside Directors Stock Option Plan. (Exhibit 10.3 of Annual Report on Form 10-K for the year ended June 30, 1994).
10.4	Employment Agreement between Aeroflex Incorporated and Harvey R. Blau. (Exhibit 10.1 to Report on Form 10-Q for the quarter ended March 31, 1999).

10.5	Employment Agreement between Aeroflex Incorporated and Michael Gorin. (Exhibit 10.2 to Report on Form 10-Q for the quarter ended March 31, 1999).
10.6	Employment Agreement between Aeroflex Incorporated and Leonard Borow. (Exhibit 10.3 to Report on Form 10-Q for the quarter ended March 31, 1999).
10.7	1996 Stock Option Plan. (Exhibit A to Definitive schedule 14A filed September 30, 1996).
10.8	1998 Stock Option Plan. (Exhibit 10 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).
10.9	1999 Stock Option Plan. (Exhibit 4.1 to Registration Statement on Form S-8, Registration Statement #333-31654).
10.10	Key Employee Stock Option Plan. (Exhibit 4.1 to Registration Statement on Form S-8, Registration Statement #333-53622).
10.11	2000 Stock Option Plan, as amended. (Exhibit 4 to Registration Statement on Form S-8, #333-97027).
10.12	2002 Stock Option Plan. (Exhibit 4 to Registration Statement on Form S-8, #333-97029).
10.13	Amendment No. 1 to Employment Agreement between Aeroflex Incorporated and Harvey R. Blau, effective September 1, 1999. (Exhibit 10.17 to Form 10-K for the fiscal year ended June 30, 2000).
10.14	Amendment No. 1 to Employment Agreement between Aeroflex Incorporated and Michael Gorin, effective September 1, 1999. (Exhibit 10.18 to Form 10-K for the fiscal year ended June 30, 2000).
10.15	Amendment No. 1 to Employment Agreement between Aeroflex Incorporated and Leonard Borow, effective September 1, 1999. (Exhibit 10.19 to Form 10-K for the fiscal year ended June 30, 2000).
10.16	Amendment No. 2 to Employment Agreement between Aeroflex Incorporated and Harvey R. Blau, effective August 13, 2001. (Exhibit 10.16 to Form 10-K for the fiscal year ended June 30, 2001).
10.17	Amendment No. 2 to Employment Agreement between Aeroflex Incorporated and Michael Gorin, effective August 13, 2001. (Exhibit 10.17 to Form 10-K for the fiscal year ended June 30, 2001).
10.18	Amendment No. 2 to Employment Agreement between Aeroflex Incorporated and Leonard Borow, effective August 13, 2001. (Exhibit 10.18 to Form 10-K for the fiscal year ended June 30, 2001).
10.19	Aeroflex Incorporated Key Employee Deferred Compensation Plan. (Exhibit 10.19 to Form 10-K for the fiscal year ended June 30, 2001).
10.20	Trust Under Deferred Compensation Plan. (Exhibit 10.20 to Form 10-K for the fiscal year ended June 30, 2001).
10.21	Amendment No. 3 to Employment Agreement between Aeroflex Incorporated and Harvey R. Blau, effective November 8, 2001. (Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2001).
10.22	Amendment No. 3 to Employment Agreement between Aeroflex Incorporated and Michael Gorin, effective November 8, 2001. (Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2001).

10.23	Amendment No. 3 to Employment Agreement between Aeroflex Incorporated and Leonard Borow, effective November 8, 2001. (Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2001).
10.24
Agreement and Plan of Merger, dated as of June 27, 2003, among Aeroflex Incorporated, Acquisition, MCE and Michael J. Endres (incorporated by reference to Exhibit 99.1 of Report on Form 8-K filed July 2, 2003).
10.25	Form of Warrant Exchange Agreement (incorporated by reference to Exhibit 99.2 of Report on Form 8-K filed July 2, 2003).
10.26	Form of MCE Shareholders' Agreement (incorporated by reference to Exhibit 99.3 of Report on Form 8-K filed July 2, 2003).
10.27
Stock Purchase Agreement dated as of July 31, 2003, by and among Racal Instruments Group Limited, Aeroflex and IFR Systems Limited, a wholly-owned subsidiary of Aeroflex Incorporated (incorporated by reference to Exhibit 99.1 to Report on Form 8-K dated July 31, 2003).
10.28
Asset Purchase Agreement dated as of July 31, 2003, by and between Racal Instruments Inc. and Aeroflex Incorporated (incorporated by reference to Exhibit 99.2 to Report on Form 8-K dated July 31, 2003).
10.29
Asset Purchase Agreement dated as of July 31, 2003, by and among Racal Instruments Group Limited and Aeroflex Incorporated (incorporated by reference to Exhibit 99.3 to Report on Form 8-K dated July 31, 2003).
10.30	Employment Agreement between Aeroflex Incorporated and Carl Caruso dated November 6, 2003 (Exhibit 10.2 to Report on Form 10-Q for the quarter ended December 31, 2003).
10.31	Employment Agreement between Aeroflex Incorporated and Charles Badlato dated November 6, 2003. (Exhibit 10.1 to Report on Form 10-Q for the quarter ended December 31, 2003).
10.32
Amendment No. 4 to Employment Agreement between Aeroflex Incorporated and Harvey R. Blau dated as of May 13, 2004 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2004).
10.33
Amendment No. 4 to Employment Agreement between Aeroflex Incorporated and Michael Gorin dated as of May 13, 2004 (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2004).
10.34
Amendment No. 4 to Employment Agreement between Aeroflex Incorporated and Leonard Borow dated as of May 13, 2004 (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2004).
22	The following is a list of the Company's subsidiaries as of June 30, 2004:

Name	Jurisdiction of Incorporation
Aeroflex Colorado Springs, Inc.	Delaware
Aeroflex International Ltd.	England
Aeroflex Pearl River, Inc.	Delaware
Aeroflex Plainview, Inc.	Delaware
Aeroflex Powell, Inc.	Ohio
Aeroflex Systems Corp.	Delaware
Aeroflex Wichita, Inc.	Delaware
Europtest, S.A.	France
Vibration Mountings and Controls, Inc.	New York
Aeroflex Microelectronics Solutions, Inc.	Michigan
Racal Instruments Wireless Solutions Limited	England
Aeroflex Inmet, Inc.	Michigan
Aeroflex Weinschel, Inc.	Michigan
Aeroflex KDI, Inc.	Michigan
Aeroflex Metelics, Inc.	California
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.3	Certification of Chief Operating Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of September 2004.

Aeroflex Incorporated

By:	/s/ HARVEY R. BLAU Harvey R. Blau, Chairman

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on September 13th, 2004 by the following persons in the capacities indicated:

/s/ HARVEY R. BLAU Harvey R. Blau	Chairman of the Board (Chief Executive Officer)
/s/ MICHAEL GORIN Michael Gorin	Vice Chairman and Director (Chief Financial Officer and Principal Accounting Officer)
/s/ LEONARD BOROW Leonard Borow	Vice Chairman, Secretary and Director (Chief Operating Officer)
/s/ PAUL ABECASSIS Paul Abecassis	Director
/s/ MILTON BRENNER Milton Brenner	Director
/s/ ERNEST E. COURCHENE, JR. Ernest E. Courchene, Jr.	Director
/s/ ERIC EDELSTEIN Eric Edelstein	Director
/s/ DONALD S. JONES Donald S. Jones	Director

/s/ MICHAEL A. NELSON Michael A. Nelson	Director
/s/ EUGENE NOVIKOFF Eugene Novikoff	Director
/s/ JOSEPH E. POMPEO Joseph E. Pompeo	Director

AEROFLEX INCORPORATED

AND SUBSIDIARIES

FINANCIAL STATEMENTS AND SCHEDULES

COMPRISING ITEM 8 OF ANNUAL REPORT ON FORM 10-K

TO SECURITIES AND EXCHANGE COMMISSION

AS OF JUNE 30, 2004 AND 2003

AND FOR THE YEARS

ENDED JUNE 30, 2004, 2003 AND 2002

FINANCIAL STATEMENTS AND SCHEDULES

INDEX

PAGE
ITEM FIFTEEN(a)
1. FINANCIAL STATEMENTS:
Report of Independent Registered Public Accounting Firm	S-1
Consolidated financial statements:
Balance sheets—June 30, 2004 and 2003	S-2-3
Statements of operations—each of the years in the three year period ended June 30, 2004	S-4
Statements of stockholders' equity and comprehensive income (loss)—each of the years in the three year period ended June 30, 2004	S-5
Statements of cash flows—each of the years in the three year period ended June 30, 2004	S-6
Notes (1-15)	S-7-34
Quarterly financial data (unaudited)	S-35
2. FINANCIAL STATEMENT SCHEDULE:
II—Valuation and qualifying accounts	S-36

        All other schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Aeroflex Incorporated

        We have audited the accompanying consolidated balance sheets of Aeroflex Incorporated and subsidiaries as of June 30, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended June 30, 2004. Our audits also included the financial statement schedule listed in the Index at item 15(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aeroflex Incorporated and subsidiaries as of June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Melville, New York
September 8, 2004

AEROFLEX INCORPORATED
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30,
	2004	2003
		(Restated, note 2)
ASSETS
Current assets:
Cash and cash equivalents	$98,502	$51,307
Accounts receivable, less allowance for doubtful accounts of $1,618 and $1,487 at June 30, 2004 and 2003, respectively	97,031	60,881
Inventories	94,617	69,366
Deferred income taxes	16,774	13,459
Assets of discontinued operations	11,910	10,810
Prepaid expenses and other current assets	8,646	5,415

Total current assets	327,480	211,238
Property, plant and equipment, net	74,372	56,005
Deferred income taxes	—	2,017
Assets of discontinued operations	9,717	17,564
Other assets	10,932	11,484
Intangible assets with definite lives, net of accumulated amortization of $14,620 and $6,767 at June 30, 2004 and 2003, respectively	40,602	12,980
Goodwill	88,288	19,974

Total assets	$551,391	$331,262

See notes to consolidated financial statements.

AEROFLEX INCORPORATED
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(In thousands, except per share amounts)

	June 30,
	2004	2003
		(Restated, note 2)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$4,770	$1,879
Accounts payable	25,293	19,154
Advance payments by customers	11,725	2,826
Income taxes payable	1,088	1,433
Liabilities of discontinued operations	4,573	4,108
Accrued payroll expenses	13,966	7,899
Accrued expenses and other current liabilities	28,200	12,014

Total current liabilities	89,615	49,313
Long-term debt	5,505	7,391
Deferred income taxes	9,445	—
Liabilities of discontinued operations	3,613	4,737
Other long-term liabilities	16,116	11,406

Total liabilities	124,294	72,847

Commitments and contingencies
Stockholders' equity:
Preferred Stock, par value $.10 per share; authorized 1,000 shares: Series A Junior Participating Preferred Stock, par value $.10 per share; authorized 110 shares; none issued	—	—
Common Stock, par value $.10 per share; authorized 110,000 shares; issued 74,282 and 60,122 at June 30, 2004 and 2003, respectively	7,428	6,012
Additional paid-in capital	370,491	222,943
Accumulated other comprehensive income	11,387	3,816
Retained earnings	37,805	25,658

	427,111	258,429
Less: Treasury stock, at cost (4 shares at June 30, 2004 and 2003)	14	14

Total stockholders' equity	427,097	258,415

Total liabilities and stockholders' equity	$551,391	$331,262

See notes to consolidated financial statements.

AEROFLEX INCORPORATED
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended June 30,
	2004	2003	2002
		(Restated, note 2)
Net sales	$414,101	$265,807	$171,531
Cost of sales (including restructuring charges of $150 in 2002, note 4)	221,409	157,720	102,659

Gross profit	192,692	108,087	68,872

Operating costs:
Selling, general and administrative costs (including restructuring charges of $2,918 in 2002,note 4)	94,735	58,949	34,537
Research and development costs	49,972	29,515	20,985
Amortization of acquired intangibles	7,730	2,721	1,362
Acquired in-process research and development costs (note 3)	4,220	—	1,100

Total operating costs	156,657	91,185	57,984

Operating income	36,035	16,902	10,888

Other expense (income):
Interest expense	1,403	1,104	958
Other expense (income), net (including interest income and dividends of $456, $945 and $1,897)	1,711	(459)	(1,445)

Total other expense (income)	3,114	645	(487)

Income from continuing operations before income taxes	32,921	16,257	11,375
Provision for income taxes	12,457	5,362	3,754

Income from continuing operations	20,464	10,895	7,621

Discontinued operations
Loss from discontinued operations, net of tax benefit of $1,030, $1,525 and $6,704 (note 2)	2,158	3,356	18,402
Loss on disposal/abandonment of operations, net of tax benefit of $2,941, $590 and $0 (note 2)	6,159	1,144	—

Loss from discontinued operations, net of tax	8,317	4,500	18,402

Net income (loss)	$12,147	$6,395	$(10,781)

Income (loss) per common share:
Basic
Income from continuing operations	$0.30	$0.18	$0.13
Discontinued operations	(0.12)	(0.07)	(0.31)

Net income (loss)	$0.18	$0.11	$(0.18)

Diluted
Income from continuing operations	$0.29	$0.18	$0.12
Discontinued operations	(0.12)	(0.07)	(0.29)

Net income (loss)	$0.17	$0.11	$(0.17)

Weighted average number of common shares outstanding:
Basic	67,917	60,193	59,973
Diluted	69,931	60,753	62,012

See notes to consolidated financial statements.

AEROFLEX INCORPORATED
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

Years Ended June 30, 2004, 2003 and 2002

(In thousands)

		Common Stock			Accumulated Other Comprehensive Income (Loss)		Treasury Stock
				Additional Paid-in Capital		Retained Earnings			Comprehensive Income (Loss)
	Total	Shares	Par Value				Shares	Cost
Balance, July 1, 2001	$255,121	59,674	$5,967	$219,278	$(154)	$30,044	4	$(14)
Stock issued upon exercise of stock options including tax benefit (Note 11)	3,055	332	34	3,021	—	—	—	—
Deferred compensation	52	—	—	52	—	—	—	—
Other comprehensive income	2,035	—	—	—	2,035	—	—	—	$2,035
Net loss	(10,781)	—	—	—	—	(10,781)	—	—	(10,781)

Balance, June 30, 2002	249,482	60,006	6,001	222,351	1,881	19,263	4	(14)	$(8,746)

Stock issued upon exercise of stock options including tax benefit (Note 11)	591	116	11	580	—	—	—	—
Deferred compensation	12	—	—	12	—	—	—	—
Other comprehensive income	1,935	—	—	—	1,935	—	—	—	$1,935
Net income	6,395	—	—	—	—	6,395	—	—	6,395

Balance, June 30, 2003	258,415	60,122	6,012	222,943	3,816	25,658	4	(14)	$8,330

Stock issued upon exercise of stock options including tax benefit (Note 11)	7,639	910	91	7,548	—	—	—	—
Stock and options issued for acquisition of businesses	50,151	6,250	625	49,526	—	—	—	—
Stock issued in public offering	91,170	7,000	700	90,470	—	—	—	—
Deferred compensation	4	—	—	4	—	—	—	—
Other comprehensive income	7,571	—	—	—	7,571	—	—	—	$7,571
Net income	12,147	—	—	—	—	12,147	—	—	12,147

Balance, June 30, 2004	$427,097	74,282	$7,428	$370,491	$11,387	$37,805	4	$(14)	$19,718

See notes to consolidated financial statements.

AEROFLEX INCORPORATED
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended June 30,
	2004	2003	2002
		(Restated, note 2)
Cash flows from operating activities:
Net income (loss)	$12,147	$6,395	$(10,781)
Loss from discontinued operations	8,317	4,500	18,402

Income from continuing operations	20,464	10,895	7,621
Adjustments to reconcile net income to net cash provided by operating activities:
Acquired in-process research and development	4,220	—	1,100
Depreciation and amortization	21,856	12,450	8,227
Amortization of deferred gain	(79)	(79)	(290)
Deferred income taxes	(469)	2,781	4,683
Non-cash restructuring charges	—	—	1,596
Other	197	748	551
Change in operating assets and liabilities, net of effects from purchase of businesses:
Decrease (increase) in accounts receivable	(19,818)	(939)	(5,712)
Decrease (increase) in inventories	(5,291)	(1,866)	2,508
Decrease (increase) in prepaid expenses and other assets	2,241	(318)	(5,124)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	2,619	(2,389)	(1,502)

Net cash provided by continuing operations	25,940	21,283	13,658
Net cash provided by (used in) discontinued operations	(1,840)	101	2,457

Net cash provided by operating activities	24,100	21,384	16,115

Cash flows from investing activities:
Payment for purchase of businesses, net of cash acquired	(61,760)	(1,058)	(53,828)
Capital expenditures	(11,138)	(5,920)	(3,922)
Proceeds from sale of property, plant and equipment	220	49	—
Purchase of marketable securities	—	—	(5,938)
Proceeds from sale of marketable securities	—	—	18,013

Net cash used in continuing operations	(72,678)	(6,929)	(45,675)
Net cash provided by (used in) discontinued operations	(389)	(944)	(2,211)

Net cash used in investing activities	(73,067)	(7,873)	(47,886)

Cash flows from financing activities:
Net proceeds from issuance of common stock	91,170	—	—
Borrowings under debt agreements	26,115	—	88
Debt repayments	(28,041)	(1,974)	(1,601)
Proceeds from the exercise of stock options and warrants	5,177	501	1,737
Amounts paid for withholding taxes on stock option exercises	(2,083)	(90)	(1,542)
Withholding taxes collected for stock option exercises	2,083	90	1,542

Net cash provided by (used in) continuing operations	94,421	(1,473)	224
Net cash provided by (used in) discontinued operations	—	—	(199)

Net cash provided by (used in) financing activities	94,421	(1,473)	25

Effect of exchange rate changes on cash and cash equivalents	1,741	710	409

Net increase (decrease) in cash and cash equivalents	47,195	12,748	(31,337)
Cash and cash equivalents at beginning of year	51,307	38,559	69,896

Cash and cash equivalents at end of year	$98,502	$51,307	$38,559

See notes to consolidated financial statements.

AEROFLEX INCORPORATED
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Principles and Policies

  Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of Aeroflex Incorporated and its subsidiaries (the "Company"), all of which are wholly-owned as of June 30, 2004. All intercompany balances and transactions have been eliminated.

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

  Financial Instruments and Derivatives

        The fair values of all financial instruments, other than long-term debt (see Note 8), approximate book values because of the short maturity of these instruments.

        The Company accounts for derivatives in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. This statement requires companies to record derivatives on the balance sheet as assets or liabilities at their fair value. For derivatives that are deemed effective under SFAS No. 133, changes in the value of such derivatives are recorded as components of other comprehensive income. For derivatives that are deemed ineffective, the changes are recorded as gains or losses in other income or expense.

  Revenue Recognition

        The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectibility of the resulting receivable is reasonably assured.

        For arrangements other than certain long-term contracts, revenue (including shipping and handling fees) is recognized when products are shipped and title is passed to the customer. Revenues associated with certain long-term contracts are recognized in accordance with Statement of Position No. 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" ("SOP 81-1"). Under SOP 81-1, the Company uses the percentage-of-completion method, whereby revenues and associated costs are recognized as work on a contract progresses. The Company measures the extent of progress toward completion generally based upon one of the following (based upon an assessment of which method most closely aligns to the underlying earnings process): (i) the units-of-delivery method, (ii) the cost-to-cost method, using the ratio of contract costs incurred as a percentage of total estimated costs at contract completion (based upon engineering and production estimates), or (iii) the achievement of contractual milestones. Provisions for anticipated losses or revisions in estimated profits on contracts-in-process are recorded in the period in which such anticipated losses or revisions become evident. Revenue from software support and maintenance contracts is recognized ratably over the term of the contract in accordance with SOP-97-2, "Software Revenue Recognition."

  Property, Plant and Equipment

        Property, plant and equipment are stated at cost less accumulated depreciation computed on a straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are amortized over the life of the lease or the estimated life of the asset, whichever is shorter.

  Research and Development Costs

        All research and development costs are charged to expense as incurred. See Note 3 for a discussion of acquired in-process research and development. For our software products, costs incurred between the date of technological feasibility and the date that the software is available for general release are capitalized. Historically, such costs have been insignificant.

  Intangible Assets

        Intangible assets are carried at cost less accumulated amortization and are being amortized on a straight-line basis over periods ranging from 1 to 16 years. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," whenever events or changes in circumstances indicate that the carrying value of its intangible assets may be impaired, the Company evaluates the recoverability of such assets by estimating the future cash flows. If the sum of the undiscounted cash flows expected to result from the use of the asset, and its eventual disposition, is less than the carrying amount of the asset, the Company will recognize an impairment loss to the extent of the excess of the carrying amount of the asset over the discounted cash flow.

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

        The Company adopted the provisions of SFAS No. 141 and SFAS No. 142 as of July 1, 2001. The Company has tested goodwill for impairment in accordance with the provisions of SFAS No. 142 as of July 1, 2001. Based on its evaluation, the Company was not required to recognize any impairment losses as of July 1, 2001. The Company evaluated its intangible assets and goodwill that were acquired in prior purchase business combinations and reclassified $493,000 net carrying value of intangible assets to goodwill in order to conform with the criteria in SFAS No. 141 for recognition apart from goodwill. In connection with this reclassification, the Company reduced goodwill for the amount of deferred taxes previously recorded on the reclassified intangible assets that are no longer required. The Company also reassessed the useful lives and residual values of all intangible assets acquired, and determined that no adjustment to these estimates was necessary.

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

        The per share weighted average fair value of stock options granted during fiscal 2004, 2003 and 2002 was $6.99, $5.24 and $7.64, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions: 2004—expected dividend yield of 0%, risk free interest rate of 4.56%, expected stock volatility of 76%, and an expected option life of 5.2 years; 2003—expected dividend yield of 0%, risk free interest rate of 3.5%, expected stock volatility of 108%, and an expected option life of 5.4 years; 2002—expected dividend yield of 0%, risk free interest rate of 4.9%, expected stock volatility of 122%, and an expected option life of 4.8 years. The pro forma compensation cost before income taxes was $20.1 million, $43.2 million and $66.0 million for the years ended June 30, 2004, 2003 and 2002, respectively, based on the aforementioned fair value at the grant date only for options granted after fiscal year 1995. The Company's net income (loss) and net income (loss) per share using this pro forma compensation cost would have been:

	Years Ended June 30,
	2004	2003	2002
	(In thousands, except per share amounts)
Income from continuing operations—as reported	$20,464	$10,895	$7,621
Deduct: Total stock-based compensation expense determined under fair value based method, net of tax	(12,524)	(28,491)	(43,577)

Income (loss) from continuing operations—pro forma	$7,940	$(17,596)	$(35,956)

Income from continuing operations per share—as reported
Basic	$0.30	$0.18	$0.13
Diluted	0.29	0.18	0.12
Income (loss) from continuing operations per share—pro forma
Basic	$0.12	$(0.29)	$(0.60)
Diluted	0.11	*	*

*
As a result of the pro forma loss, all options are anti-dilutive.

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

  Foreign Currency Translations

        The financial statements of the Company's foreign subsidiaries are measured in their local currency and then translated into U.S. dollars using the current rate method. Under the current rate method, assets and liabilities are translated using the exchange rate at the balance sheet date. Revenues and expenses are translated at average rates prevailing throughout the year. Gains and losses resulting from the translation of financial statements of the foreign subsidiaries are accumulated in other comprehensive income (loss) and presented as part of stockholders' equity. Realized and unrealized exchange gains or losses from the settlement of foreign currency transactions are reflected in the consolidated statement of operations in other income (loss).

  Comprehensive Income

        Comprehensive income consists of net income and equity adjustments relating to foreign currency translation, fair value of derivatives, minimum pension liability and available-for-sale securities and is presented in the Consolidated Statements of Stockholders' Equity and Comprehensive Income.

  Reclassifications

        Reclassifications have been made to the 2002 and 2003 consolidated financial statements to conform to the 2004 presentation.

  Recent Accounting Pronouncements

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

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The statement establishes standards for how an issuer clarifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have any impact on the Company's consolidated financial statements.

        In July 2003, the EITF reached a consensus on Issue 03-5, "Applicability of AICPA Statement of Position 97-2 ("SOP 97-2") to Non-Software Deliverables" ("EITF 03-5"). The consensus was reached that SOP 97-2 is applicable to non-software deliverables if they are included in an arrangement that contains software that is essential to the non-software deliverables' functionality. This consensus is to be applied to fiscal periods beginning after August 13, 2003. Such adoption did not have a material impact on the Company's consolidated financial statements.

        In December 2003, the FASB issued FASB Interpretation Number 46-R ("FIN 46-R"), "Consolidation of Variable Interest Entities." FIN 46-R, which modifies certain provisions and effective dates of FIN 46, sets forth criteria to be used in determining whether an interest in a variable interest entity should be consolidated. These provisions are based on the general premise that if a company controls another entity through interests other than voting interests, that company should consolidate the controlled entity. FIN 46-R modification did not have any impact on the Company's consolidated financial statements.

2.     Discontinued Operations

        In December 2002, the Board of Directors of the Company approved a formal plan to discontinue the Company's fiber optic lithium niobate modulator operation ("TriLink") due to the continued weakness in the fiber optic end-user market and reductions in pricing. This operation had previously been included in the Microelectronic Solutions segment. The plan called for an immediate cessation of operations and disposal of existing assets. The abandonment of the operation resulted in a charge of $2.6 million ($1.7 million, net of tax) in the quarter ended December 31, 2002. The charge included a cash requirement of $1.4 million, primarily for existing equipment leases and payroll costs, and a non-cash charge of $1.2 million primarily for the write-off of owned equipment.

        As a result of continued operating losses, in February 2004, the Board of Directors of the Company approved a formal plan to divest the Company's thin film interconnect manufacturing operation ("MIC") and to seek a strategic buyer. This operation had previously been included in the Microelectronic Solutions segment. As a result of this decision, the Company recorded a $9.1 million ($5.9 million, net of tax) loss on disposal based upon recent third party offers for the business. This charge included a cash requirement of $2.6 million primarily for existing equipment leases, and a non-cash charge of $6.5 million for the write down of goodwill, other intangibles and owned equipment.

        In June 2004, the Board of Directors of the Company approved a formal plan to divest its shock and vibration control device manufacturing business ("VMC"), and to seek a strategic buyer. The Company has not recorded a loss on disposal as management believes VMC can be sold for a price in excess of its carrying value. This operation had previously comprised the Isolator Products segment.

        In accordance with SFAS No. 144, these business units have been reported as discontinued operations and, accordingly, income and losses from operations and the losses on disposal/abandonment have been reported separately from continuing operations. Net sales and income (loss) from discontinued operations (including loss on disposal/abandonment) for the years ended June 30, 2004, 2003 and 2002 were as follows:

	Years Ended June 30,
	2004	2003	2002
	(In thousands)
Net sales
TriLink	$—	$58	$505
MIC	10,689	10,141	15,963
VMC	16,025	16,245	15,729

	$26,714	$26,444	$32,197

Income (loss) from discontinued operations
TriLink	$—	$(2,138)	$(11,105)
MIC	(8,599)	(2,905)	(7,976)
VMC	282	543	679

	$(8,317)	$(4,500)	$(18,402)

        To conform with this presentation, all prior periods have been restated. As a result, the assets and liabilities of the discontinued operations have been reclassified on the balance sheet from the historical classifications and presented under the captions "assets of discontinued operations" and "liabilities of discontinued operations," respectively. As of June 30, 2004 and 2003, the net assets of the discontinued operations consisted of the following:

	June 30, 2004	June 30, 2003
	(In thousands)
Accounts receivable	$5,133	$4,361
Inventory	5,247	5,373
Prepaid and other current assets	1,530	1,076

Current assets	11,910	10,810

Property, plant, & equipment, net	5,543	13,075
Intangibles	1,550	4,236
Other assets	2,624	253

Non-current assets	9,717	17,564

Total assets	21,627	28,374

Accounts payable	704	541
Accrued expenses	3,869	3,567

Current liabilities	4,573	4,108

Long term debt	3,565	3,565
Other long term liabilities	48	1,172

Long term liabilities	3,613	4,737

Total liabilities	8,186	8,845

Net assets	$13,441	$19,529

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

(In thousands)
Current assets (excluding cash of $8.0 million)	$44,046
Property, plant and equipment	20,242
Developed technology	8,230
Goodwill	4,663
In-process research and development	1,100
Other	62

Total assets acquired	78,343

Current liabilities	(21,819)
Long-term debt	(2,814)

Total liabilities assumed	(24,633)

Net assets acquired	$53,710

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

  Racal Instruments Wireless Solutions Group

        On July 31, 2003, the Company acquired the Racal Instruments Wireless Solutions Group ("RIWS") for cash of $38 million and a deferred payment of up to $16.5 million in either cash or Aeroflex common stock, at the Company's option, depending on RIWS achieving certain performance goals for the year ending July 31, 2004. The Company has not included this contingent consideration in its initial purchase price allocation as the payment of this consideration has not been finally determined and is not considered to be certain beyond a reasonable doubt. As a result, the Company will adjust goodwill for any contingent consideration in the future if and when it is earned. RIWS develops, manufactures and integrates digital wireless testing and measurement solutions. The addition of RIWS testing solutions products and technologies is expected to enable the Company to provide a full spectrum of wireless testing solutions from development to production and services primarily for infrastructure testing and mobile handset testing.

        The Company evaluated the acquired tangible and identifiable intangible assets to serve as a basis for allocation of the purchase price. The Company preliminarily allocated the purchase price, including acquisition costs of approximately $2.6 million, based on the estimated fair value of the assets acquired and liabilities assumed as follows:

(In thousands)
Current assets (excluding cash of $5.9 million)	$19,303
Property, plant and equipment	8,672
Developed technology	15,600
Customer related intangibles	1,700
Tradenames	200
Goodwill	21,655
In-process research and development	2,700

Total assets acquired	69,830

Current liabilities	(29,887)
Deferred taxes	(5,250)

Total liabilities assumed	(35,137)

Net assets acquired	$34,693

        As of June 30, 2004, the Company is completing its assessment of the fair value of certain assets and liabilities as of the date of acquisition which is expected to be finalized upon the receipt and completion of additional information and analysis during the first quarter of fiscal 2005.

        The developed technology, tradenames and customer related intangibles are being amortized on a straight-line basis over a range of 1 to 8 years. Approximately $5.4 million of the goodwill is deductible for tax purposes. At the acquisition date, the acquired in-process research and development was not considered to have reached technological feasibility and had no alternative future uses. At the acquisition date, RIWS was conducting design, development, engineering and testing activities associated with the completion of new 2.5G and 3G protocol and conformance testers.

  MCE Technologies, Inc.

        On September 3, 2003, the Company acquired all of the outstanding stock of MCE Technologies, Inc. ("MCE") for approximately 5.8 million shares of Aeroflex common stock with a fair value of approximately $43.5 million. In addition, the Company discharged $22.8 million of MCE outstanding bank debt, other indebtedness and preferred stock. Further, the Company issued fully vested stock options for 315,000 shares of Aeroflex common stock with exercise prices ranging from $2.88 to $9.59 in exchange for fully vested outstanding options of MCE. The fair value of these options was approximately $2.4 million utilizing the Black-Scholes option pricing model. MCE designs, manufactures and markets a broad range of microelectronic devices, components and multi-function modules servicing wireless, broadband infrastructure, satellite communications and defense markets. These product offerings complement the existing product lines of the Company.

        The Company evaluated the acquired tangible and identifiable intangible assets to serve as a basis for allocation of the purchase price. The Company preliminarily allocated the purchase price, including acquisition costs of approximately $2.0 million, based on the estimated fair value of the assets acquired and liabilities assumed as follows:

(In thousands)
Current assets (excluding cash of $1.8 million)	$19,020
Property, plant and equipment	12,517
Developed technology	8,850
Tradenames	1,100
Customer related intangibles	2,520
Goodwill	42,321
In-process research and development	420
Other	459

Total assets acquired	87,207

Current liabilities	(12,234)
Long-term debt	(89)
Deferred taxes	(5,963)
Other long-term liabilities	(11)

Total liabilities assumed	(18,297)

Net assets acquired	$68,910

        As of June 30, 2004, the Company is completing its assessment of the fair value of certain assets and liabilities as of the date of acquisition which is expected to be finalized upon the receipt and completion of additional information and analysis during the first quarter of fiscal 2005.

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

        The Company evaluated the acquired tangible and identifiable intangible assets to serve as a basis for allocation of the purchase price. The Company preliminarily allocated the purchase price, including acquisition costs of approximately $106,000, based on the estimated fair value of the assets acquired and liabilities assumed as follows:

(In thousands)
Current assets	$2,152
Property, plant and equipment	737
Developed technology	3,405
Goodwill	2,209
In-process research and development	1,100

Total assets acquired	9,603
Current liabilities assumed	(1,295)

Net assets acquired	$8,308

        As of June 30, 2004, the Company is completing its assessment of the fair value of certain assets and liabilities as of the date of acquisition which is expected to be finalized upon the receipt and completion of additional information and analysis during the first quarter of fiscal 2005.

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

        Summarized below are the unaudited pro forma results of operations of the Company as if RIWS, MCE and Celerity had been acquired at the beginning of the fiscal periods presented. The in-process research and development write-offs for RIWS, MCE and Celerity have been included in the June 30, 2004 pro forma income but not the June 30, 2003 pro forma income in order to provide comparability to the respective historical periods.

	Pro Forma Years Ended June 30,
	2004	2003
	(In thousands, except per share data)
Net sales	$427,447	$378,183
Income from continuing operations	17,361	6,155
Income from continuing operations per share
Basic	$.25	$.09
Diluted	.24	.09

        The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisitions taken place at the beginning of the periods presented or of future operating results of the combined companies.

  Intangibles with Definite Lives

        The components of amortizable intangible assets are as follows:

	As of June 30, 2004		As of June 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Existing technology	$48,474	$12,901	$18,747	$6,334
Tradenames	2,324	912	1,000	433
Customer related	4,424	807	—	—

Total	$55,222	$14,620	$19,747	$6,767

        The aggregate amortization expense for the amortized intangible assets was $7.7 million, $2.7 million and $1.4 million for the years ended June 30, 2004, 2003 and 2002, respectively.

        The estimated aggregate amortization expense for each fiscal year is as follows:

(In thousands)
2005	$8,895
2006	7,506
2007	6,580
2008	5,773
2009	3,886

  Goodwill

        The carrying amount of goodwill is as follows:

	Balance as of July 1, 2003	Acquisitions	Effect of foreign currency	Balance as of June 30, 2004
	(In thousands)
Microelectronic Solutions Segment	$4,050	$42,321	$—	$46,371
Test Solutions Segment	15,924	23,864	2,129	41,917

Total	$19,974	$66,185	$2,129	$88,288

	Balance as of July 1, 2002	Acquired (note a)	Effect of foreign currency	Balance as of June 30, 2003
	(In thousands)
Microelectronic Solutions Segment	$4,050	$—	$—	$4,050
Test Solutions Segment	14,023	1,901	—	15,924

Total	$18,073	$1,901	$—	$19,974

Note a	—	Goodwill recorded during the period as a result of the final purchase price allocation of IFR and contingent payments pursuant to purchase agreements.

4.     Restructuring Charges

        In fiscal 2002, the Company initiated strategic plans to consolidate its manufacturing operations to take advantage of excess manufacturing capacity in certain of its facilities and reduce operating costs. The Company recorded charges to eliminate excess equipment in both the test solutions and microelectronics segments and for workforce reductions primarily in the test solutions segment. The last of these consolidations was completed in March 2003. In connection with this restructuring, the Company recorded a charge of $3.1 million in the fiscal year ended June 30, 2002 or $2.1 million, net of tax ($.03 per diluted share). The restructuring charge was allocated $150,000 to cost of sales and $2.9 million to selling, general and administrative expenses. In addition, there were charges of approximately $165,000 directly related to the restructuring plan which could not be accrued in fiscal 2002, but were expensed as incurred in fiscal 2003 in accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" ("EITF 94-3").

  Inventory

        The $150,000 charge to write-off inventory consisted of fiber optic inventory that was not viable for the current plans of the microelectronics business. These charges were classified as components of cost of sales in accordance with EITF No. 96-9, "Classification of Inventory Markdowns and Other Costs Associated with a Restructuring."

  Impairment of Intangibles

        Due to the slowdown in the fiber optics market, the Company recorded a charge totaling $218,000 for the impairment of an acquisition related intangible. This non-cash charge was recognized in accordance with SFAS No. 121.

  Workforce Reduction

        During fiscal 2002, workforce reductions of approximately 80 employees resulted in a charge of $1.3 million. This charge included severance pay, retention bonuses and fringe benefits for the remaining workforces at the facilities consolidated under the restructuring plans. Approximately $70,000 of post-production payroll costs, related solely to closing the facilities, was not accrued, but was expensed as incurred, as such costs did not meet the criteria for accrual of EITF No. 94-3.

  Plant Shutdown

        During fiscal 2002, the Company recognized a charge of $1.4 million for plant shutdown charges. This charge included the write-off of excess equipment and leasehold improvements, buyouts of certain equipment and facility leases and costs relating to facility closing and clean-up. Approximately $95,000 of additional costs were incurred and expensed in fiscal 2003 related to post-production operating costs.

        The asset impairment charges were recognized for property, plant and equipment associated with the consolidation of manufacturing facilities. This non-cash charge was recognized in accordance with SFAS No. 144.

        The following tables set forth the charges and payments related to the restructuring reserve for the years ended June 30, 2004 and 2003:

	Balance July 1, 2003	Year Ended June 30, 2004		Balance June 30, 2004
	Restructuring Reserve	Adjustments to Restructuring Reserve	Cash Payments	Restructuring Reserve
	(In thousands)
Work force reduction	$91	$—	$(88)	$3
Lease payments	14	—	(14)	—
Plant shutdown and other	120	—	—	120

Total	$225	$—	$(102)	$123

	Balance July 1, 2002	Year Ended June 30, 2003		Balance June 30, 2003
	Restructuring Reserve	Adjustments to Restructuring Reserve	Cash Payments	Restructuring Reserve
	(In thousands)
Work force reduction	$1,265	$(161)	$(1,013)	$91
Lease payments	24	5	(15)	14
Plant shutdown and other	136	9	(25)	120

Total	$1,425	$(147)	$(1,053)	$225

5.     Inventories

        Inventories consist of the following:

	June 30,
	2004	2003
	(In thousands)
Raw materials	$35,228	$29,836
Work-in-process	40,248	25,456
Finished goods	19,141	14,074

	$94,617	$69,366

        Inventories include contracts-in-process of $23.9 million and $16.1 million at June 30, 2004 and 2003, respectively, which consist substantially of unbilled material, labor and overhead costs that are or were expected to be billed during the succeeding fiscal year.

6.     Property, Plant and Equipment

        Property, plant and equipment consists of the following:

	June 30,
			Estimated Useful Life In Years
	2004	2003
	(In thousands)
Land	$11,255	$8,590
Building and leasehold improvements	28,679	27,950	2 to 40
Machinery, equipment, tools and dies	76,994	51,783	2 to 10
Furniture and fixtures	12,685	8,267	5 to 10
Assets recorded under capital leases	4,756	4,424	2 to 30

	134,369	101,014
Less accumulated depreciation and amortization	59,997	45,009

	$74,372	$56,005

        Repairs and maintenance expense on property, plant and equipment was $5.5 million, $3.3 million and $931,000 for the years ended June 30, 2004, 2003 and 2002, respectively.

7.     Product Warranty

        The Company warrants its products against defects in design, materials and workmanship, generally for one year from their date of shipment. A provision for estimated future costs relating to these warranties is recorded when revenue is recognized and is included in cost of goods sold.

        Activity related to the Company's product warranty liability was as follows:

	Years Ended June 30,
	2004	2003
	(In thousands)
Balance at beginning of period	$1,308	$1,544
Provision for warranty obligations	1,455	1,462
Liability assumed in acquisition of businesses	334	—
Charges incurred	(1,395)	(1,698)

Balance at end of period	$1,702	$1,308

8.     Long-Term Debt and Credit Arrangements

        Long-term debt consists of the following:

	June 30,
	2004	2003
	(In thousands)
Revolving credit and mortgage agreement(a)	$2,780	$3,094
Capitalized equipment lease obligations(b)	2,077	3,183
Capitalized building lease obligations(c)	2,510	2,750
Building mortgage(d)	2,759	—
Other	149	243

	10,275	9,270
Less current maturities	4,770	1,879

	$5,505	$7,391

        Aggregate long-term debt as of June 30, 2004 matures in each fiscal year as follows:

(In thousands)
2005	$4,770
2006	1,159
2007	764
2008	630
2009	1,857
Thereafter	1,095

$10,275

        Interest paid was $1.2 million, $1.0 million and $792,000 during the years ended June 30, 2004, 2003 and 2002, respectively.

(a)
On February 14, 2003, the Company executed an amended and restated loan and security agreement with two banks which replaced a previous loan agreement. The amended and restated loan agreement increased the line of credit to $50 million through February 2007, continues the mortgage on the Company's Plainview, New York property for $2.8 million and is secured by the pledge of the stock of certain of the Company's subsidiaries. The interest rate on borrowings under this agreement is at various rates depending upon certain financial ratios, with the current rate substantially equivalent to prime (4% at June 30, 2004) on the revolving credit borrowings. The Company paid a facility fee of $125,000 and is required to pay a commitment fee of ..25% per annum of the average unused portion of the credit line. The mortgage is payable in monthly installments of approximately $26,000 through March 2008 and a balloon payment of $1.6 million in April 2008. The Company has entered into an interest rate swap agreement for the outstanding amount under the mortgage agreement at approximately 7.6% in order to reduce the interest rate risk associated with these borrowings. The fair market value of the interest rate swap agreement was a liability of $195,000 as of June 30, 2004 and was included in other long-term liabilities.

  The terms of the loan agreement require compliance with certain covenants including minimum consolidated tangible net worth and pretax earnings, maintenance of certain financial ratios, limitations on indebtedness and prohibition of the payment of cash dividends. The Company is currently in full compliance with all of the covenants contained in the loan agreement. In connection with the purchase of certain materials for use in manufacturing, the Company has a letter of credit of $1.5 million. At June 30, 2004, the Company's available unused line of credit was approximately $44.1 million after consideration of this and other letters of credit.

(b)
During the year ended June 30, 1998, the Company entered into equipment loans with two banks totaling $6.2 million. In June 2000, the remaining balance of these loans of $4.1 million was refinanced under two sale and capital leaseback agreements for approximately $6.0 million. These agreements expire through June 2006 and bear interest at approximately 7.9%.

(c)
In connection with the acquisition of IFR, the Company assumed a capital lease obligation for $3.0 million on IFR's Wichita, Kansas facility and certain equipment. The obligation requires quarterly payments through 2012 and bears interest at approximately 6.3%.

(d)
In connection with the acquisition of MCE, the Company assumed a building mortgage obligation for $2.8 million on MCE's Ann Arbor, Michigan facility. The obligation is due in fiscal 2005.

9.     Stockholders' Equity

  Common Stock Offering

        On March 10, 2004, the Company completed the sale of 7.0 million shares of its Common Stock in a public offering at $13.75 per share. The Company received $91.2 million, net of commission and expenses. These net proceeds are intended to be used for working capital and other general corporate purposes including research and development and potential acquisitions.

  Stock Options and Warrants

        Under the Company's stock option plans, options may be granted to purchase shares of the Company's Common Stock exercisable at prices generally equal to the fair market value on the date of grant. During 1990, the Company's shareholders approved the Non-Qualified Stock Option Plan (the "NQSOP"). In December 1993, the Board of Directors adopted the Outside Director Stock Option Plan (the "Directors' Plan") which provides for options to non-employee directors, which become exercisable in three installments. The Directors' Plan, as amended, covers 1.3 million shares of the Company's Common Stock. In November 1994, the shareholders approved the Directors' Plan and the 1994 Non-Qualified Stock Option Plan (the "1994 Plan"). In November 1996, the shareholders approved the 1996 Stock Option Plan (the "1996 Plan"). In April 1998, the Board of Directors adopted the 1998 Stock Option Plan (the "1998 Plan"). In January 2000, the shareholders approved the 1999 Stock Option Plan (the "1999 Plan"). In March 2000, the Board of Directors adopted the 2000 Stock Option Plan (the "2000 Plan"). In November 2000, the shareholders approved the Key Employee Stock Option Plan (the "Key Employee Plan"). In June 2002, the Board of Directors adopted the 2002 Stock Option Plan (the "2002 Plan"). In November 2002, the shareholders approved the 2002 Outside Directors' Stock Option Plan (the "2002 Directors' Plan"), which provides for options to non-employee directors which become exercisable in three installments. The NQSOP, the 1994 Plan, the 1996 Plan, the 1998 Plan, the 1999 Plan, the 2000 Plan, the Key Employee Plan and the 2002 Plan provide for options which become exercisable in one or more installments. The NQSP, the 1994 Plan, the 1996 Plan and the 1998 Plan each cover 3.8 million shares of the Company's Common Stock. The 1999 Plan covers 2.3 million shares, the 2000 Plan covers 6.2 million shares, the Key Employee Plan covers 4.0 million shares, the 2002 Plan covers 1.5 million shares and the 2002 Directors' Plan covers 525,000 shares. Options under the NQSOP and the 1994 Plan expire five years from the date of grant. Options under all other plans shall expire not later than ten years from the date of grant.

        During fiscal 2004,in connection with certain of its acquisitions, the Company has also issued to employees, who are not executive officers, options to purchase 710,000 shares of Common Stock which were not covered by one of the above plans.

        Additional information with respect to the Company's stock options is as follows:

	Weighted Average Exercise Prices	Shares Under Outstanding Options
		(In thousands)
Balance, July 1, 2001	$16.02	13,844
Granted	9.44	2,896
Forfeited	14.83	(28)
Exercised	5.39	(337)

Balance, June 30, 2002	15.08	16,375
Granted	6.81	327
Forfeited	25.78	(2,739)
Exercised	4.35	(116)

Balance, June 30, 2003	12.85	13,847
Granted	10.58	3,964
Forfeited	14.04	(366)
Exercised	5.69	(910)

Balance, June 30, 2004	$12.68	16,535

        The Company's stock option plans allow employees to use shares received from the exercise of the option to satisfy the tax withholding requirements. During fiscal years 2004, 2003 and 2002, no payroll tax on stock option exercises was withheld from employees in shares of the Company's Common Stock.

        Options to purchase 11.9 million, 10.6 million and 8.5 million shares were exercisable at weighted average exercise prices of $13.20, $12.57 and $14.26 per share as of June 30, 2004, 2003 and 2002, respectively.

        The options outstanding as of June 30, 2004 are summarized in ranges as follows:

	Options Outstanding
Range of Exercise Prices	Weighted Average Exercise Price	Options Outstanding	Weighted Average Remaining Life
		(In thousands)
$ 1.67 - $ 2.50	$1.78	172	1.8 years
$ 3.28 - $ 4.65	4.08	1,275	4.2
$ 5.38 - $ 8.10	6.98	3,680	6.2
$ 8.16 - $13.56	11.66	5,977	8.4
$14.02 - $22.53	17.70	4,373	6.3
$26.00 - $34.41	29.64	1,058	6.3

		16,535

	Options Exercisable
Range of Exercise Prices	Weighted Average Exercise Price	Options Exercisable
		(In thousands)
$ 1.67 - $ 2.50	$1.78	172
$ 3.28 - $ 4.65	4.08	1,258
$ 5.38 - $ 8.10	6.87	3,205
$ 8.16 - $13.56	12.51	2,231
$14.02 - $22.53	17.70	3,981
$26.00 - $34.41	29.64	1,058

		11,905

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

  Net Income (Loss) Per Share

        A reconciliation of the numerators and denominators of the Basic EPS and Diluted EPS calculations is as follows:

	Years Ended June 30,
	2004	2003	2002
	(In thousands, except per share amounts)
Computation of Adjusted Net Income (Loss):
Income from continuing operations	$20,464	$10,895	$7,621
Discontinued operations, net of tax	(8,317)	(4,500)	(18,402)

Net income (loss)	$12,147	$6,395	$(10,781)

Computation of Adjusted Weighted Average Shares Outstanding:
Weighted average shares outstanding	67,917	60,193	59,973
Add: Effect of dilutive options outstanding	2,014	560	2,039

Weighted average shares and common share equivalents used for computation of diluted earnings per common share	69,931	60,753	62,012

Income (Loss) Per Share—Basic:
Income from continuing operations	$0.30	$0.18	$0.13
Discontinued operations	(0.12)	(0.07)	(0.31)

Net income (loss)	$0.18	$0.11	$(0.18)

Income (Loss) Per Share—Diluted:
Income from continuing operations	$0.29	$0.18	$0.12
Discontinued operations	(0.12)	(0.07)	(0.29)

Net income (loss)	$0.17	$0.11	$(0.17)

        Options to purchase 6.8 million shares at exercise prices ranging between $13.48 and $34.41 per share were outstanding as of June 30, 2004 but were not included in the computation of Diluted EPS because the exercise prices of these options were greater than the average market price of the common shares. Options to purchase 11.2 million shares at exercise prices ranging between $6.56 and $34.41 per share were outstanding as of June 30, 2003 but were not included in the computation of Diluted EPS because the exercise prices of these options were greater than the average market price of the common shares. Options to purchase 9.3 million shares at exercise prices ranging between $13.48 and $34.41 per share were outstanding as of June 30, 2002 but were not included in the computation of Diluted EPS because the exercise prices of these options were greater than the actual market price of the common shares.

10.   Comprehensive Income

        The components of comprehensive income (loss) are as follows:

	Years Ended June 30,
	2004	2003	2002
	(In thousands)
Net income (loss)	$12,147	$6,395	$(10,781)
Unrealized gain (loss) on interest rate swap agreement, net of tax	139	(117)	(108)
Unrealized investment gain (loss), net of tax	—	—	42
Minimum pension liability adjustment, net of tax	237	(2,115)	(330)
Foreign currency translation adjustment	7,195	4,167	2,431

Total comprehensive income (loss)	$19,718	$8,330	$(8,746)

        Accumulated other comprehensive income (loss) is as follows:

	Unrealized Gain (Loss) on Interest Rate Swap Agreements (net of tax)	Unrealized Investment Gain (Loss) (net of tax)	Minimum Pension Liability Adjustment (net of tax)	Foreign Currency Translation Adjustment	Total (net of tax)
	(In thousands)
Balance, July 1, 2001	$(43)	$(42)	$—	$(69)	$(154)
Annual change	(108)	42	(330)	2,431	2,035

Balance, June 30, 2002	(151)	—	(330)	2,362	1,881
Annual change	(117)	—	(2,115)	4,167	1,935

Balance, June 30, 2003	(268)	—	(2,445)	6,529	3,816
Annual change	139	—	237	7,195	7,571

Balance, June 30, 2004	$(129)	$—	$(2,208)	$13,724	$11,387

11.   Income Taxes

        The provision (benefit) for income taxes from continuing operations consists of the following:

	Years Ended June 30,
	2004	2003	2002
	(In thousands)
Current:
Federal	$10,827	$2,261	$(1,592)
State and local	2,076	161	663
Foreign	23	159	—

	12,926	2,581	(929)

Deferred:
Federal	1,637	2,879	4,925
State and local	(493)	834	(242)
Foreign	(1,613)	(932)	—

	(469)	2,781	4,683

	$12,457	$5,362	$3,754

        The provision for income taxes varies from the amount computed by applying the U.S. Federal income tax rate to income from continuing operations before income taxes as a result of the following:

	Years Ended June 30,
	2004	2003	2002
	(In thousands)
Tax at statutory rate	$11,523	$5,689	$3,981
Non-deductible acquired in-process research and development charge	1,092	—	374
Undistributed earnings of foreign subsidiaries	(1,283)	(1,479)	—
Valuation allowance against foreign loss	—	795	—
State and local income tax	1,185	1,140	237
Research and development credit	(534)	(550)	(375)
Other, net	474	(233)	(463)

	$12,457	$5,362	$3,754

        Deferred tax assets and liabilities consist of:

	June 30,
	2004	2003
	(In thousands)
Accounts receivable	$510	$534
Inventories	11,260	9,166
Accrued expenses and other current liabilities	5,004	3,759

Current assets	16,774	13,459

Capital lease obligation	227	1,081
Other long-term liabilities	4,304	3,878
Capital loss carryforwards	678	673
Tax loss carryforwards	4,087	3,862
Tax credit carryforwards	651	5,055
Less: valuation allowance	(3,210)	(3,560)

Non-current assets	6,737	10,989

Property, plant and equipment	(2,967)	(3,770)
Intangibles	(13,215)	(5,202)

Long-term liabilities	(16,182)	(8,972)

Net non-current assets (liabilities)	(9,445)	2,017

Total	$7,329	$15,476

        The Company recorded credits of $2.5 million, $90,000 and $1.3 million to additional paid-in capital during the years ended June 30, 2004, 2003 and 2002, respectively, in connection with the tax benefit related to compensation deductions on the exercise of stock options. The tax loss carryforwards and tax credit carryforwards expire through 2023.

        In accordance with SFAS No. 109, the Company records a valuation allowance against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has recorded a valuation allowance primarily against foreign and state net operating loss carryforwards and certain other tax credit carryforwards which may expire before they can be utilized. The decrease in the valuation allowance of $350,000 in fiscal 2004, was primarily related to a valuation allowance over certain state tax loss carryforwards which became utilizable in fiscal 2004 as a result of an internal restructuring of certain entities.

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

        The Company is undergoing routine audits by various taxing authorities of its Federal, state and foreign income tax returns covering periods from 2000 to 2003. Management believes that the probable outcome of these various audits should not materially affect the consolidated financial statements of the Company.

        The Company made income tax payments of $12.7 million, $1.4 million and $1.1 million and received refunds of $202,000, $5.6 million and $609,000 during the years ended June 30, 2004, 2003 and 2002, respectively.

12.   Employment Contracts

        As of June 30, 2004, the Company has employment agreements with its officers for periods through December 31, 2009 with annual remuneration ranging from $185,000 to $417,000, plus cost of living adjustments and, in some cases, additional compensation based upon earnings of the Company. Future aggregate minimum payments under these contracts are $1.6 million per year. Certain of the contracts provide for a three-year consulting period at the expiration of the employment term at two-thirds of salary. In addition, these officers have the option to terminate their employment agreements upon a change in control of the Company, as defined, and receive lump sum payments equal to the salary and bonus, if any, for the remainder of the term.

13.   Employee Benefit Plans

  401(K) and Profit Sharing Plans

        All employees of the Company and certain subsidiaries who are not members of a collective bargaining agreement are eligible to participate in a company sponsored 401(k) plan. Each participant has the option to contribute a portion of his or her compensation and receive a discretionary employer matching contribution. Furthermore, employees of a certain subsidiary are eligible to participate in a qualified profit sharing plan and receive an allocation of a discretionary share of their subsidiary's profits. For fiscal years ended June 30, 2004, 2003 and 2002, these 401(k) and profit sharing plans had an aggregate expense of $3.3 million, $2.2 million and $1.9 million, respectively.

  Defined Benefit Pension Plans

        Effective January 1, 1994, the Company established a Supplemental Executive Retirement Plan (the "SERP") which provides retirement, death and disability benefits to certain of its officers. The SERP is currently unfunded,however there are funds being held in a Rabbi Trust for the SERP consisting primarily of cash surrender value of life insurance policies. Those assets totaled $4.7 million and $4.0 million at June 30, 2004 and 2003, respectively. The measurement date for the SERP is June 30. The Company acquired MCE on September 3, 2003, including its defined benefit pension plan (the "MCE Plan"). The MCE Plan has been frozen since December 31, 1993. The measurement date for the MCE Plan is March 31.

  Obligations and Funded Status:

	June 30,
	2004	2003
	(In thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$8,761	$6,466
Service cost	417	358
Interest cost	653	487
Plan participants contributions	—	—
Amendments	—	—
Actuarial (gain) loss	(163)	1,450
Acquisition	2,539	—
Benefits paid	(62)	—

Benefit obligation at end of year	$12,145	$8,761

Change in plan assets
Fair value of plan assets at beginning of year	$—	$—
Actual return on plan assets	111	—
Acquisitions	1,498	—
Employer contributions	292	—
Plan participants contributions	—	—
Benefits paid	(62)	—

Fair value of plan assets at end of year	$1,839	$—

Funded status	$(10,306)	$(8,761)
Unrecognized net transition asset	461	499
Unrecognized net actuarial loss (gain)	3,356	3,704
Unrecognized prior service cost (benefit)	—	—

Net amount recognized	$(6,489)	$(4,558)

  Amounts recognized in the statement of financial position consist of:

	June 30,
	2004	2003
	(In thousands)
Prepaid cost	$—	$—
Accrued benefit cost (included in other long-term liabilities)	(10,306)	(8,761)
Intangible assets	461	499
Accumulated other comprehensive income	3,356	3,704

Net amount recognized	$(6,489)	$(4,558)

        The accumulated benefit obligation for all defined benefit pension plans was $12.1 million and $8.8 million at June 30, 2004 and 2003, respectively.

  Components of Net Periodic Benefit Cost

	Fiscal years ended June 30,
	2004	2003
	(In thousands)
Service cost	$417	$358
Interest cost	653	486
Expected return on plan assets	(104)	—
Amortization of net transition (asset) obligation	38	38
Amortization of prior service cost	—	—
Recognized actuarial (gain) loss	200	146

Net periodic benefit cost	$1,204	$1,028

  Additional Information

	June 30,
	2004	2003
	(In thousands)
Increase (decrease) in minimum liability included in other comprehensive income	$(348)	$3,205

  Assumptions

  Weighted-average assumptions used to determine benefit obligations

	SERP		MCE Plan
	June 30,		June 30,
	2004	2003	2004	2003
Discount rate	6.25%	6.00%	5.75%	N/A
Rate of compensation increase	3.00%	3.00%	N/A	N/A

  Weighted-average assumptions used to determine net periodic benefit cost

	SERP		MCE Plan
	Years ended June 30,		Years ended June 30,
	2004	2003	2004	2003
Discount rate	6.00%	7.00%	6.25%	N/A
Expected long-term return on plan assets	N/A	N/A	7.75%	N/A
Rate of compensated increase	3.00%	3.00%	N/A	N/A

  Plan Assets

        The Company's pension plan weighted-average asset allocations at June 30, 2004 and 2003, by asset category are as follows:

	June 30,
	2004	2003
	(In thousands)
Asset Category
Equity securities	60.41%	N/A
Debt securities	33.99%	N/A
Other	5.60%	N/A

Total	100.00%	N/A

  Cashflows

  Contributions

        The Company expects to contribute approximately $253,000 to its pension plan in the fiscal year ending June 30, 2005.

  Estimated Future Benefit Payments

        The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Fiscal Years Ending June 30,	(In thousands)
2005	$144
2006	470
2007	702
2008	701
2009	713
Years 2010-2014	4,848

14.   Commitments and Contingencies

  Operating Leases

        Several of the Company's operating facilities and certain machinery and equipment are leased under agreements expiring through 2020. The leases for machinery and equipment generally contain options to purchase at the then fair market value of the related leased assets.

        Future minimum payments under operating leases as of June 30, 2004 are as follows for the fiscal years:

(In thousands)
2005	$7,973
2006	7,063
2007	5,731
2008	4,121
2009	3,155
Thereafter	15,612

Future minimum lease payments	43,655
Sub-lease income	17,017

Net minimum lease payments	$26,638

        Rental expense was $8.7 million, $6.2 million and $2.8 million during the fiscal years 2004, 2003 and 2002, respectively. Sub-lease rental income was $1.1 million, $965,000 and $86,000 for the fiscal years 2004, 2003 and 2002, respectively.

  Legal Matters

        The Company is involved in various routine legal matters. Management believes the outcome of these matters will not have a materially adverse effect on the Company's consolidated financial statements.

15.   Business Segments

        The Company's business segments, and major products included in each segment, are as follows:

  Microelectronic Solutions:

    a)
    Microelectronic Components, Sub-assemblies and Modules

    b)
    Integrated Circuits

  Test Solutions:

    a)
    Instrument Products and Test Systems

    b)
    Motion Control Systems

        The Company is a manufacturer of advanced technology systems and components for commercial industry, government and defense contractors. Approximately 34%, 39% and 50% of the Company's sales for the fiscal years 2004, 2003 and 2002, respectively, were to agencies of the United States government or to prime defense contractors or subcontractors of the United States government. No one customer constituted more than 10% of the Company's sales during any year in the periods presented. Inter-segment sales were not material and have been eliminated from the tables below.

        Most of the Company's operations are located in the United States, however, it also has operations in Europe and Asia. Both IFR, which we acquired in May 2002, and RIWS, which we acquired in July 2003 have significant operations in the United Kingdom. Specifically, net sales from facilities located in the United Kingdom were approximately $121 million, $68 million and $8 million for the fiscal years 2004, 2003 and 2002, respectively. Total assets of the United Kingdom operations were $107 million, $66 million and $57 million for the fiscal years 2004, 2003 and 2002, respectively.

        The Company's sales to customers by geographic region were:

	Years Ended June, 30
	2004	2003	2002
United States	64%	65%	84%
Europe and the Middle East	26	27	11
Asia and Australia	9	7	4
Rest of the World	1	1	1

	100%	100%	100%

	Years Ended June 30,
	2004	2003	2002
	(In thousands)
Business Segment Data:
Net sales:
Microelectronic Solutions	$164,526	$95,820	$88,793
Test Solutions	249,575	169,987	82,738

Net sales	$414,101	$265,807	$171,531

Operating income:
Microelectronic Solutions	$40,062	$19,264	$18,636
Test Solutions	12,930	4,683	975
General corporate expenses	(12,737)	(7,045)	(4,555)

	40,255	16,902	15,056
Restructuring charges(1)	—	—	(3,068)
Acquired in-process research and development(2)	(4,220)	—	(1,100)
Interest expense	(1,403)	(1,104)	(958)
Other income (expense), net	(1,711)	459	1,445

Income before income taxes	$32,921	$16,257	$11,375

Total assets:
Microelectronic Solutions	$180,072	$75,099	$83,141
Test Solutions	253,039	163,954	154,196
Corporate	96,653	63,835	48,986
Assets of discontinued operations	21,627	28,374	31,773

Total assets	$551,391	$331,262	$318,096

Capital expenditures:
Microelectronic Solutions	$3,793	$2,488	$1,573
Test Solutions	6,391	3,423	2,342
Corporate	954	9	7

Total capital expenditures	$11,138	$5,920	$3,922

Depreciation and amortization expense:
Microelectronic Solutions	$7,750	$4,321	$4,718
Test Solutions	14,026	8,123	3,491
Corporate	80	6	18

Total depreciation and amortization expense	$21,856	$12,450	$8,227

(1)
In fiscal year 2002, the operating income of the Microelectronic Solutions and Test Solutions segments has been adjusted to exclude the restructuring charges of $942,000 and $2.1 million, respectively, for the consolidation of manufacturing operations.

(2)
For fiscal year 2004, the special charge for the write-off of in-process research and development acquired in the purchases of Racal $(2.7 million) and Celerity ($1.1 million) is allocable fully to the Test Solutions segment and of MCE ($420,000) is allocable fully to the Microelectronics Solutions segment. For fiscal year 2002, the special charge for the write-off of in-process research and development acquired in the purchase of IFR ($1.1 million) is allocable fully to the Test Solutions segment.

Quarterly Financial Data (Unaudited):
(In thousands, except per share amounts and footnotes)

	Quarter
2004					Year Ended June 30,
	First	Second	Third	Fourth
Net sales	$76,093	$99,582	$113,117	$125,309	$414,101
Gross profit	33,791	45,708	53,309	59,884	192,692
Income from continuing operations	$962	$3,912	$6,617	$8,973	$20,464

Income from continuing operations per share:
Basic	$.02	$.06	$.10	$.12	$.30

Diluted	$.02	$.06	$.09	$.12	$.29

	Quarter
2003					Year Ended June 30,
	First	Second	Third	Fourth
Net sales	$60,159	$65,172	$68,312	$72,164	$265,807
Gross profit	23,549	25,828	28,413	30,297	108,087
Income from continuing operations	$1,449	$2,179	$3,387	$3,880	$10,895

Income from continuing operations per share:
Basic	$.02	$.04	$.06	$.06	$.18

Diluted	$.02	$.04	$.06	$.06	$.18

        Since per share information is computed independently for each quarter and the full year, based on the respective average number of common and common equivalent shares outstanding, the sum of the quarterly per share amounts does not necessarily equal the per share amounts for each year.

AEROFLEX INCORPORATED
AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts— describe		Deductions— describe		Balance at end of period
YEAR ENDED JUNE 30, 2004:
Allowance for doubtful accounts	$1,487	$87	$340	(A)	$296	(B)	$1,618

YEAR ENDED JUNE 30, 2003:
Allowance for doubtful accounts	$848	$822	$—		$183	(B)	$1,487

YEAR ENDED JUNE 30, 2002:
Allowance for doubtful accounts	$226	$483	$630	(A)	$491	(B)	$848

Note: (A)—Acquired in purchase of businesses.

           (B)—Net write-offs of uncollectibile amounts.

QuickLinks

ITEM 1—BUSINESS
ITEM 2—PROPERTIES
ITEM 3—LEGAL PROCEEDINGS
  ITEM 4 —SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5— MARKET FOR THE COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6— SELECTED FINANCIAL DATA
  ITEM 7— MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A— QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
  ITEM 8— FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9— CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A— CONTROLS AND PROCEDURES
PART III
  ITEM 15— EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
AEROFLEX INCORPORATED AND SUBSIDIARIES FINANCIAL STATEMENTS AND SCHEDULES COMPRISING ITEM 8 OF ANNUAL REPORT ON FORM 10-K TO SECURITIES AND EXCHANGE COMMISSION AS OF JUNE 30, 2004 AND 2003 AND FOR THE YEARS ENDED JUNE 30, 2004, 2003 AND 2002
FINANCIAL STATEMENTS AND SCHEDULES INDEX
Report of Independent Registered Public Accounting Firm
AEROFLEX INCORPORATED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands)
AEROFLEX INCORPORATED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Continued) (In thousands, except per share amounts)
AEROFLEX INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts)
AEROFLEX INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) Years Ended June 30, 2004, 2003 and 2002 (In thousands)
AEROFLEX INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
AEROFLEX INCORPORATED AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AEROFLEX INCORPORATED AND SUBSIDIARIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (In thousands)