Form 10-Q
period 2004-09-30
AEROFLEX INC
filed 2004-11-09
CIK 2601

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2004

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

Yes  ☒                        No  ☐

        *Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒                        No  ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

November 9, 2004	74,489,027 shares (excluding	4,388 shares held in treasury)

(Date)	(Number of Shares)

NOTE:  THIS IS PAGE 1 OF A DOCUMENT CONSISTING OF 37 PAGES.

AEROFLEX INCORPORATED
AND SUBSIDIARIES

INDEX

			PAGE
	PART I: FINANCIAL INFORMATION
Item 1	—	CONSOLIDATED BALANCE SHEETS	3-4
		September 30, 2004 (Unaudited) and June 30, 2004
		CONSOLIDATED STATEMENTS OF OPERATIONS	5
		Three Months Ended September 30, 2004 and 2003 (Unaudited)
		CONSOLIDATED STATEMENTS OF CASH FLOWS	6
		Three Months Ended September 30, 2004 and 2003 (Unaudited)
		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	7-20
Item 2	—	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
		AND RESULTS OF OPERATIONS	21-30
		Three Months Ended September 30, 2004 and 2003
Item 3	—	QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	30-31
Item 4	—	CONTROLS AND PROCEDURES	31
	PART II: OTHER INFORMATION
Item 1	—	LEGAL PROCEEDINGS	32
Item 6	—	EXHIBITS AND REPORTS ON FORM 8-K	32
SIGNATURES			33
CERTIFICATIONS			34-37

AEROFLEX INCORPORATED
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	September 30, 2004	June 30, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$108,890	$98,502
Accounts receivable, less allowance for doubtful accounts of $1,572 and $1,618	91,741	97,031
Inventories	97,884	94,617
Deferred income taxes	16,638	16,774
Assets of discontinued operations	6,065	11,910
Prepaid expenses and other current assets	10,976	8,646

Total current assets	332,194	327,480
Property, plant and equipment, net	75,080	74,372
Assets of discontinued operations	3,196	9,717
Other assets	14,202	10,932
Intangible assets with definite lives, net	39,666	40,602
Goodwill	84,666	88,288

Total assets	$549,004	$551,391

See notes to consolidated financial statements.

	September 30, 2004	June 30, 2004
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$3,396	$4,770
Accounts payable	25,380	25,293
Advance payments by customers	11,202	11,725
Income taxes payable	4,677	1,088
Liabilities of discontinued operations	1,837	4,573
Accrued payroll expenses	13,858	13,966
Accrued expenses and other current liabilities	23,108	28,200

Total current liabilities	83,458	89,615
Long-term debt	4,783	5,505
Deferred income taxes	8,799	9,445
Liabilities of discontinued operations	—	3,613
Other long-term liabilities	16,637	16,116

Total liabilities	113,677	124,294

Stockholders' equity:
Preferred Stock, par value $.10 per share; authorized 1,000 shares:
Series A Junior Participating Preferred Stock, par value $.10 per share, authorized 110; none issued	—	—
Common Stock, par value $.10 per share; authorized 110,000 shares; issued 74,456 and 74,282 shares	7,446	7,428
Additional paid-in capital	371,635	370,491
Accumulated other comprehensive income	12,838	11,387
Retained earnings	43,422	37,805

	435,341	427,111
Less: Treasury stock, at cost (4 shares)	14	14

Total stockholders' equity	435,327	427,097

Total liabilities and stockholders' equity	$549,004	$551,391

See notes to consolidated financial statements.

AEROFLEX INCORPORATED
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended September 30,
	2004	2003
		(Note 3)
	(Unaudited)
Net sales	$109,183	$76,093
Cost of sales	57,851	42,301

Gross profit	51,332	33,792

Selling, general and administrative costs	24,767	17,912
Research and development costs	14,544	9,865
Amortization of acquired intangibles	2,060	1,340
Acquired in-process research and development costs (Note 2)	—	3,120

	41,371	32,237

Operating income	9,961	1,555

Other expense (income)
Interest expense	260	320
Other expense (income), net	(424)	(245)

Total other expense (income)	(164)	75

Income from continuing operations before income taxes	10,125	1,480
Provision for income taxes	3,725	518

Income from continuing operations	6,400	962

Discontinued operations
Income (loss) from discontinued operations, net of tax provision (benefit) of $204 and $(298)	350	(568)
Loss on disposal of operations, net of tax benefit of $0 and $0	(1,133)	—

Loss from discontinued operations, net of tax	(783)	(568)

Net income	$5,617	$394

Income (loss) per common share:
Basic
Continuing operations	$.09	$.02
Discontinued operations	(.01)	(.01)

Net income	$.08	$.01

Diluted
Continuing operations	$.08	$.02
Discontinued operations	(.01)	(.01)

Net income	$.07	$.01

Weighted average number of common shares outstanding:
Basic	74,446	61,959

Diluted	75,988	63,197

See notes to consolidated financial statements.

AEROFLEX INCORPORATED
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended September 30,
	2004	2003
		(Note 3)
	(Unaudited)
Cash Flows From Operating Activities:
Net income	$5,617	$394
Loss from discontinued operations	783	568

Income from continuing operations	6,400	962
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Acquired in-process research and development	—	3,120
Depreciation and amortization	5,989	4,251
Deferred income taxes	(469)	431
Other, net	5	(28)
Change in operating assets and liabilities, net of effects from purchases of businesses:
Decrease (increase) in accounts receivable	3,354	2,375
Decrease (increase) in inventories	(3,249)	(2,582)
Decrease (increase) in prepaid expenses and other assets	(4,364)	(376)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	3,342	(6,460)

Net Cash Provided By (Used In) Continuing Operations	11,008	1,693
Net Cash Provided By (Used In) Discontinued Operations	(1,046)	(51)

Net Cash Provided By Operating Activities	9,962	1,642

Cash Flows From Investing Activities:
Payment for purchase of businesses, net of cash acquired	—	(57,448)
Capital expenditures	(4,640)	(1,795)
Other, net	10	—

Net Cash Provided By (Used In) Continuing Operations	(4,630)	(59,243)
Net Cash Provided By (Used In) Discontinued Operations	6,280	(181)

Net Cash Provided by (Used In) Investing Activities	1,650	(59,424)

Cash Flows From Financing Activities:
Borrowings under debt agreements	—	19,115
Debt repayments	(2,096)	(1,940)
Proceeds from the exercise of stock options	796	186

Net Cash Provided By (Used In) Financing Activities	(1,300)	17,361

Effect of Exchange Rate Changes on Cash and Cash Equivalents	76	41

Net Increase (Decrease) In Cash And Cash Equivalents	10,388	(40,380)
Cash And Cash Equivalents At Beginning Of Period	98,502	51,307

Cash And Cash Equivalents At End Of Period	$108,890	$10,927

See notes to consolidated financial statements.

AEROFLEX INCORPORATED
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Basis of Presentation

        The consolidated balance sheet of Aeroflex Incorporated and Subsidiaries ("the Company") as of September 30, 2004, the related consolidated statements of operations for the three months ended September 30, 2004 and 2003, and the consolidated statements of cash flows for the three months ended September 30, 2004 and 2003 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2004 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2004 annual report to shareholders. There have been no changes of significant accounting policies since June 30, 2004.

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

        For arrangements other than certain long-term contracts, revenue (including shipping and handling fees) is recognized when products are shipped and title has passed to the customer. If title does not pass until the product reaches the customer's delivery site, then recognition of the revenue is deferred until that time. Revenues associated with certain long-term contracts are recognized in accordance with Statement of Position No. 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" ("SOP 81-1"). Under SOP 81-1, the Company uses the percentage-of-completion method, whereby revenues and associated costs are recognized as work on a contract progresses. The Company measures the extent of progress toward completion generally based upon one of the following (based upon an assessment of which method most closely aligns to the underlying earnings process): (i) the units-of-delivery method, (ii) the cost-to-cost method, using the ratio of contract costs incurred as a percentage of total estimated costs at contract completion (based upon engineering and production estimates), or (iii) the achievement of contractual milestones. Provisions for anticipated losses or revisions in estimated profits on contracts-in-process are recorded in the period in which such anticipated losses or revisions become evident. Revenue from software support and maintenance contracts is recognized ratably over the term of the contract in accordance with SOP-97-2, "Software Revenue Recognition."

        Certain of the Company's sales are to distributors which have a right to return some portion of product within eighteen months of sale. The Company recognizes revenue on these sales at the time of shipment to the distributor as these sales meet all of the criteria of Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition When Right of Return Exists." Historically, the returns under these arrangements have been insignificant and can be reasonably estimated. An estimate of such returns is recorded at the time sales are recognized.

Financial Instruments

        Foreign currency contracts are used to protect us from fluctuations in exchange rates. We have entered into foreign currency contracts, which are not designated as hedges, and the change in fair value is included in income currently, within other income or expense. As of September 30, 2004, we had $5.6 million of notional value foreign currency forward contracts maturing through December 2004. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts. The fair value of these contracts at September 30, 2004 was $12,000 in our favor.

        The Company accounts for derivatives in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. This statement requires companies to record derivatives on the balance sheet as assets or liabilities at their fair value. For derivatives designated and qualifying as effective cash flow hedges under SFAS No. 133, changes in the fair value of such derivatives are recorded as components of other comprehensive income. For derivatives that are deemed ineffective, the changes are recorded as gains or losses in other income or expense.

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

        The per share weighted average fair value of stock options granted during the three months ended September 30, 2004 was $4.23 on the date of grant. The fair value was determined using the Black Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 0%, risk free interest rate of 4.3%, expected volatility of 58%, and an expected life of 3.0 years. The per share weighted average fair value of stock options granted during the three months ended September 30, 2003 was $6.11 on the date of grant. The fair value was determined using the Black Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 0%, risk free interest rate of 4.4%, expected volatility of 108% and an expected life of 3.6 years. The

Company's net income (loss) and net income (loss) per share using the pro forma fair value compensation cost method would have been:

	Three Months Ended September 30,
	2004	2003
	(In thousands, except per share data)
Income from continuing operations	$6,400	$962
Deduct: Total stock-based employee compensation expense determined under fair value based method for all grants, net of tax	(3,286)	(2,348)

Pro forma income (loss) from continuing operations	$3,114	$(1,386)

Earnings (loss) per share:
Basic — as reported	$.09	$.02

Basic—pro forma	$.04	$(.02)

Diluted—as reported	$.08	$.02

Diluted—pro forma	$.04	*

*
As a result of the loss, all options are anti-dilutive.

2.    Acquisition of Businesses and Intangible Assets

Acquisition of Racal Instruments Wireless Solutions Group

        On July 31, 2003, the Company acquired the Racal Instruments Wireless Solutions Group ("RIWS") for cash of $38 million and a deferred payment of up to $16.5 million in either cash or Aeroflex common stock, at the Company's option, depending on RIWS achieving certain performance goals for the year ending July 31, 2004. The Company did not include this contingent consideration in the purchase price allocation as the payment of this consideration was not considered to be certain beyond a reasonable doubt at the date of acquisition. The Company believes that the performance goals have not been met.

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

(In thousands)
Current assets (excluding cash of $5.9 million)	$21,321
Property, plant and equipment	8,672
Developed technology	15,600
Customer related intangibles	1,700
Tradenames	200
Goodwill	17,674
In-process research and development	2,700

Total assets acquired	67,867

Current liabilities	(27,924)
Deferred taxes	(5,250)

Total liabilities assumed	(33,174)

Net assets acquired	$34,693

        The developed technology, tradenames and customer related intangibles are being amortized on a straight-line basis over a range of 1 to 8 years. Approximately $5.4 million of the goodwill is deductible for tax purposes. At the acquisition date, the acquired in-process research and development was not considered to have reached technological feasibility and had no alternative future uses. Therefore, in accordance with accounting principles generally accepted in the United States of America, the value of such has been expensed in the quarter ended September 30, 2003 in operating costs. The allocation to in-process research and development represents the estimated fair value of such incomplete research and development, at the acquisition date, based on future cash flows that have been adjusted by the respective projects' completion percentage. As of the acquisition date, cash flows from these projects were expected to commence in calendar year 2004. A 35% risk adjusted discount rate was applied to the projects' cash flows in determining fair value. At the acquisition date, RIWS was conducting design, development, engineering and testing activities associated with the completion of new 2.5G and 3G protocol and conformance testers.

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

        The Company evaluated the acquired tangible and identifiable intangible assets to serve as a basis for allocation of the purchase price. The Company allocated the purchase price, including acquisition costs of approximately $2.0 million, based on the estimated fair value of the assets acquired and liabilities assumed as follows:

(In thousands)
Current assets (excluding cash of $1.8 million)	$19,020
Property, plant and equipment	12,517
Developed technology	8,850
Tradenames	1,100
Customer related intangibles	2,520
Goodwill	42,638
In-process research and development	420
Other	459

Total assets acquired	87,524

Current liabilities	(12,551)
Long-term debt	(89)
Deferred taxes	(5,963)
Other long-term liabilities	(11)

Total liabilities assumed	(18,614)

Net assets acquired	$68,910

        The developed technology, customer related intangibles, and tradenames are being amortized on a straight-line basis over a range of 1 to 15 years. The goodwill is not deductible for tax purposes. At the acquisition date, the acquired in-process research and development was not considered to have reached technological feasibility and had no alternative future uses. Therefore, in accordance with accounting principles generally accepted in the United States of America, the value of such has been expensed in the quarter ended September 30, 2003 in operating costs. The allocation to in-process research and development represents the estimated fair value of such incomplete research and development, at the acquisition date, based on future cash flows that have been adjusted by the respective projects' completion percentage. As of the acquisition date, cash flows from these projects were expected to commence in fiscal year 2004. A 30% risk adjusted discount rate was applied to the projects' cash flows in determining fair value. At the acquisition date, MCE was conducting development activities associated with the completion of certain high frequency component technology.

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

        The Company evaluated the acquired tangible and identifiable intangible assets to serve as a basis for allocation of the purchase price. The Company allocated the purchase price, including acquisition costs of approximately $106,000, based on the estimated fair value of the assets acquired and liabilities assumed as follows:

In thousands
Current assets	$2,137
Property, plant and equipment	737
Developed technology	3,405
Goodwill	2,270
In-process research and development	1,100

Total assets acquired	9,649
Current liabilities assumed	(1,341)

Net assets acquired	$8,308

        As of September 30, 2004, the Company is completing its assessment of the fair value of certain assets and liabilities as of the date of acquisition which is expected to be finalized upon the receipt and completion of additional information and analysis during the second quarter.

        The developed technology is being amortized on a straight-line basis over 7 years. The goodwill is fully deductible for tax purposes. At the acquisition date, the acquired in-process research and development was not considered to have reached technological feasibility and had no alternative future uses. Therefore, in accordance with accounting principles generally accepted in the United States of America, the value of such has been expensed in the quarter ended December 31, 2003 in operating costs. The allocation to in-process research and development represents the estimated fair value of such incomplete research and development, at the acquisition date, based on future cash flows that have been adjusted by the respective projects' completion percentage. As of the acquisition date, cash flows from these projects were expected to commence in fiscal year 2005. A 35% risk adjusted discount rate was applied to the projects' cash flows in determining fair value. At the acquisition date, Celerity was conducting development activities associated with the completion of its next generation modular technology.

Pro Forma Results of Operations—RIWS, MCE and Celerity

        Summarized below are the unaudited pro forma results of operations of the Company as if RIWS, MCE and Celerity had been acquired at the beginning of the fiscal period presented. The $3.1 million write-off of in-process research and development has been included in the September 30, 2003 pro forma loss in order to provide comparability to the respective historical period.

Pro forma Three Months Ended September 30, 2003
(In thousands)
Net sales	$88,994
Income from continuing operations	(2,491)
Income from continuing operations per share
Basic	$(.04)
Diluted	$ *

*
As a result of the loss, all options are anti-dilutive.

        The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisitions taken place at the beginning of the period presented or of future operating results of the combined companies. The operating results of RIWS, MCE and Celerity have been included in the consolidated statement of operations from their respective acquisition dates. RIWS and Celerity are included in the Test Solutions segment and MCE is included in the Microelectronic Solutions segment.

Intangibles with Definite Lives

        The components of amortizable intangible assets are as follows:

	As of September 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In thousands)
Existing technology	$49,786	$14,871	$34,915
Tradenames	2,324	1,048	1,276
Customer related intangibles	4,424	949	3,475

Total	$56,534	$16,868	$39,666

        The aggregate amortization expense for the amortized intangible assets was $2.1 million and $1.3 million for the three months ended September 30, 2004 and 2003, respectively.

        The estimated aggregate amortization expense for each of the twelve-month periods ending September 30, is as follows:

(In thousands)
2005	$7,936
2006	7,758
2007	6,869
2008	5,723
2009	3,887

Goodwill

        The carrying amount of goodwill is as follows:

	Balance as of July 1, 2004	Adjustment (Note a)	Adjustment (Note b)	Adjustment (Note c)	Balance as of September 30, 2004
	(In thousands)
Microelectronic solutions segment	$46,371	$317	$—	$—	$46,688
Test solutions segment	41,917	(2,008)	(1,912)	(19)	37,978

Total	$88,288	$(1,691)	$(1,912)	$(19)	$84,666

Note
a— These adjustments to goodwill recorded during the period are a result of final adjustments to the fair value of assets and liabilities assumed in the acquisitions of MCE in the Microelectronic Solutions segment and of RIWS and Celerity in the Test Solutions segment.

Note
b— This adjustment to goodwill is a result of a reduction in the purchase price of RIWS in connection with the amount of actual working capital acquired as of acquisition date.

Note
c— The goodwill decreased due to changes in foreign currency exchange rates.

3.    Discontinued Operations

        As a result of continued operating losses, in February 2004, the Board of Directors of the Company approved a formal plan to divest the Company's thin film interconnect manufacturing operation ("MIC") and to seek a strategic buyer. This operation had previously been included in the Microelectronic Solutions segment. As a result of this decision, the Company recorded a $9.1 million ($5.9 million, net of tax) loss on disposal in the quarter ended December 31, 2003. This charge included a cash requirement of $2.6 million primarily for existing equipment leases, and a non-cash charge of $6.5 million for the write down of goodwill, other intangibles and owned equipment.

        In September 2004, the Company sold the stock of MIC for $8.8 million and recorded a loss on disposal of $1.1 million. Since the sale of the stock creates a capital loss for tax purposes and the Company has no current capital gains to offset it, the Company recorded a full valuation allowance against the tax benefit. Under the terms of the sale agreements, the Company has retained certain liabilities relating to potential adverse environmental conditions that may exist as of the date of sale, litigation pending against MIC as of the date of sale and product defects in products designed, developed, manufactured or sold by MIC prior to the sale date which result in a recall, withdrawal or market suspension of the product or result in injury to persons or property. Management believes these contingencies will not have a material adverse effect on the Company's consolidated financial statements.

        In June 2004, the Board of Directors of the Company approved a formal plan to divest the Company's shock and vibration control device manufacturing business ("VMC"), and to seek a strategic buyer. The Company has not recorded a loss on disposal as management believes VMC can be sold for a price in excess of its carrying value. This operation had previously comprised the Isolator Products segment. Until such time, if any, as there is a definitive agreement with respect to the sale of VMC, the Company is unable to determine whether it will retain any material liabilities notwithstanding the disposal of VMC's business.

        In accordance with SFAS No. 144, these business units and TriLink (which was discontinued in December 2002) have been reported as discontinued operations and, accordingly, income and losses from operations and the losses on disposal have been reported separately from continuing operations. Net sales and income (loss) from discontinued operations (including loss on disposal) for the three months ended September 30, 2004 and 2003 were as follows:

	Three Months Ended September 30,
	2004	2003
	(In thousands)
Net sales
MIC	$3,313	$2,230
VMC	4,263	3,632
TriLink	—	—

	$7,576	$5,862

Income (loss) from discontinued operations
MIC	$(956)	$(630)
VMC	159	62
TriLink	14	—

	$(783)	$(568)

        To conform with this presentation, all prior periods have been restated. As a result, the assets and liabilities of the discontinued operations have been reclassified on the balance sheet from the historical classifications and presented under the captions "assets of discontinued operations" and "liabilities of discontinued operations," respectively. As of September 30, 2004 and June 30, 2004, the net assets of the discontinued operations consisted of the following:

	September 30, 2004	June 30, 2004
	(In thousands)
Accounts receivable	$2,739	$5,133
Inventory	2,504	5,247
Prepaid and other current assets	822	1,530

Current assets	6,065	11,910

Property, plant, & equipment, net	1,775	5,543
Intangibles	789	1,550
Other assets	632	2,624

Non-current assets	3,196	9,717

Total assets	9,261	21,627

Accounts payable	792	704
Accrued expenses	1,045	3,869

Current liabilities	1,837	4,573

Long term debt	—	3,565
Other long term liabilities	—	48

Long term liabilities	—	3,613

Total liabilities	1,837	8,186

Net assets	$7,424	$13,441

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

	Three Months Ended September 30,
	2004	2003
	(In thousands, except per share data)
Income from continuing operations	$6,400	$962

Computation of adjusted weighted average shares outstanding:
Weighted average shares outstanding	74,446	61,959
Add: Effect of dilutive options outstanding	1,542	1,238

Weighted average shares and common share equivalents used for computation of diluted earnings per common share	75,988	63,197

Income from continuing operations per share:
—Basic	$.09	$.02

—Diluted	$.08	$.02

        Options to purchase 9.0 million shares at exercise prices ranging between $11.32 and $34.41 per share were outstanding as of September 30, 2004 but were not included in the computation of diluted EPS because the exercise prices of these options were greater than the average market price of the common shares.

5.    Comprehensive Income

        The components of comprehensive income are as follows:

	Three Months Ended September 30,
	2004	2003
	(In thousands)
Net income	$5,617	$394
Unrealized gain (loss) on interest rate swap agreements, net of tax	(2)	43
Foreign currency translation adjustment	1,453	405

Total comprehensive income	$7,068	$842

        Accumulated other comprehensive income (loss) is as follows:

	Unrealized Gain (Loss) on Interest Rate Swap Agreements (net of tax)	Minimum Pension Liability Adjustment (net of tax)	Foreign Currency Translation Adjustment	Total (net of tax)
	(In thousands)
Balance, July 1, 2004	$(129)	$(2,208)	$13,724	$11,387
Three months activity	(2)	—	1,453	1,451

Balance, September 30, 2004	$(131)	$(2,208)	$15,177	$12,838

6.    Bank Loan Agreements

        On February 14, 2003, the Company executed an amended and restated revolving credit and security agreement with two banks which replaced a previous loan agreement. The amended and restated loan agreement increased the line of credit to $50 million through February 2007, continued the mortgage on the Company's Plainview property for $2.7 million and is secured by the pledge of the stock of certain of the Company's subsidiaries. The interest rate on revolving credit borrowings under this agreement is at various rates depending upon certain financial ratios, with the current rate substantially equivalent to prime (4.75% at September 30, 2004). The Company paid a facility fee of $125,000 and is required to pay a commitment fee of .25% per annum of the average unused portion of the credit line. At September 30, 2004, the Company's available unused line of credit was approximately $44.4 million after consideration of letters of credit. The mortgage is payable in monthly installments of approximately $26,000 through March 2008 and a balloon payment of $1.6 million in April 2008. The Company has entered into interest rate swap agreements for the outstanding amount under the mortgage agreement at approximately 7.6% in order to reduce the interest rate risk associated with these borrowings.

        The fair market value of the interest rate swap agreements was $210,000 as of September 30, 2004 in favor of the banks. If this mortgage was prepaid, although the Company has no intention of doing so, the $210,000 would be charged to the statement of operations at that time.

        The terms of the loan agreement require compliance with certain covenants including minimum consolidated tangible net worth and pretax earnings, maintenance of certain financial ratios, limitations on indebtedness and prohibition of the payment of cash dividends. The Company is currently in full compliance with all of the covenants contained in the loan agreement.

7.    Inventories

        Inventories consist of the following:

	September 30, 2004	June 30, 2004
	(In thousands)
Raw materials	$34,852	$35,228
Work in process	43,295	40,248
Finished goods	19,737	19,141

	$97,884	$94,617

8.    Product Warranty

        The Company warrants its products against defects in design, materials and workmanship, generally for one year from their date of shipment. A provision for estimated future costs relating to these warranties is recorded when revenue is recorded and is included in cost of goods sold.

        Activity related to the Company's product warranty liability was as follows:

	Three Months Ended September 30,
	2004	2003
	(In thousands)
Balance at beginning of period	$1,702	$1,308
Provision for warranty obligations	480	314
Charges incurred	(261)	(247)
Acquired warranty obligations	(195)	156

Balance at end of period	$1,726	$1,531

9.    Defined Benefit Pension Plans

        Effective January 1, 1994, the Company established a Supplemental Executive Retirement Plan (the "SERP") which provides retirement, death and disability benefits to certain of its officers. On September 3, 2003, the Company acquired MCE, including its defined benefit pension plan (the "MCE Plan"). The MCE Plan has been frozen since December 31, 1993.

  Components of Net Periodic Benefit Cost

	Three Months Ended September 30,
	2004	2003
	(In thousands)
Service cost	$134	$104
Interest cost	170	144
Expected return on plan assets	(31)	(10)
Amortization of net transition (asset) obligation	9	9
Amortization of prior service cost	—	—
Recognized actuarial (gain) loss	50	50

Net periodic benefit cost	$332	$297

        The Company previously disclosed in its financial statements for the year ended June 30, 2004, that it expected to contribute $253,000 to its pension plan in the fiscal year ended June 30, 2005. As of September 30, 2004, $112,000 of the contributions has been made. The Company presently anticipates increasing its total contributions to $338,000 in the fiscal year ending June 30, 2005.

10.    Income Taxes

        The Company recorded credits of $366,000 and $61,000 to additional paid-in capital during the three months ended September 30, 2004 and 2003, respectively, in connection with the tax benefit related to compensation deductions on the exercise of stock options.

11.    Contingencies

        The Company is involved in various routine legal matters. Management believes the outcome of these matters will not have a materially adverse effect on the Company's consolidated financial statements.

12.    Business Segments

        The Company's business segments and major products included in each segment, are as follows:

Microelectronic Solutions:	Test Solutions:
a)Microelectronic Modules and Components	a)Instrument Products
b)Integrated Circuits	b)Motion Control Systems
	For The Three Months Ended September 30,
	2004	2003
	(In thousands)
Business Segment Data:
Net sales:
Microelectronic solutions	$47,404	$27,034
Test solutions	61,779	49,059

Net sales	$109,183	$76,093

Segment adjusted operating income(1):
Microelectronic solutions	$10,575	$5,836
Test solutions	2,940	639
General corporate expenses	(3,554)	(1,800)

	9,961	4,675
Acquired in-process research and development(2)	—	(3,120)
Interest expense	(260)	(320)
Other income (expense), net	424	245

Income from continuing operations before income taxes	$10,125	$1,480

(1)
Management evaluates the operating results of the three segments based upon reported operating income, less costs related to in-process research and development charges.

(2)
For the three months ended September 30, 2003, the charge for the write-off of in-process research and development acquired in the purchase of RIWS ($2.7 million) is allocable to the Test Solutions segment and the charge for MCE ($420,000) is allocable to the Microelectronic Solutions segment.

        Revenues, based on the customers' locations, attributed to the United States and other regions are as follows:

	For the Three Months Ended September 30,
	2004	2003
	(In thousands)
United States of America	$67,947	$48,758
Europe and Middle East	27,223	20,214
Asia and Australia	12,862	6,238
Rest of World	1,151	883

	$109,183	$76,093

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

        As a result of continued operating losses, in February 2004, our Board of Directors approved a plan to divest our thin film interconnect manufacturing operation ("MIC") and to seek a strategic buyer. As a result of this decision, we recorded a $9.1 million ($5.9 million, net of tax) loss on disposal in December 2003. This charge included a cash requirement of $2.6 million primarily for existing equipment leases, and a non-cash charge of $6.5 million for the write down of goodwill, other intangibles and owned equipment. In accordance with SFAS 144, we have reported the loss on disposal and the results of operations of this business as income (loss) from discontinued operations and all prior periods have been restated in order to conform to this presentation. MIC designs, develops, manufactures and markets microelectronic products in the form of passive thin film circuits and interconnects. In September 2004, the Company sold the stock of MIC for $8.8 million and recorded an additional loss on disposal of $1.1 million. Under the terms of the sale agreements, we have retained certain liabilities relating to potential adverse environmental conditions that may exist as of the date of sale, litigation pending against MIC as of the date of sale and product defects in products designed, developed, manufactured or sold by MIC prior to the sale date which result in a recall, withdrawal or market suspension of the product or result in injury to persons or property. We believe these contingencies will not have a material adverse effect on our consolidated financial statements.

        In June 2004, our Board of Directors approved a formal plan to divest our shock and vibration control device manufacturing business ("VMC"), and to seek a strategic buyer. We have not recorded a loss on disposal as we believe VMC can be sold for a price in excess of its carrying value. This operation had previously comprised the Isolator Products segment. In accordance with SFAS 144, we have reported the results of operations of this business as income (loss) from discontinued operations and all prior periods have been restated in order to conform to this presentation. Until such time, if any, as there is a definitive agreement with respect to the sale of VMC, we are unable to determine whether we will retain any material liabilities notwithstanding the disposal of VMC's business.

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

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

        Net Sales.    Net sales increased 43% to $109.2 million for the three months ended September 30, 2004 from $76.1 million for the three months ended September 30, 2003. Net sales in the microelectronic solutions ("AMS") segment increased 75% to $47.4 million for the three months ended September 30, 2004 from $27.0 million for the three months ended September 30, 2003 due primarily to the acquisition of MCE in September 2003 and also as a result of increased sales of our microelectronic modules and integrated circuits. Net sales in the test solutions ("ATS") segment increased 26% to $61.8 million for the three months ended September 30, 2004 from $49.1 million for the three months ended September 30, 2003 due primarily to the acquisition of RIWS in July 2003 and also as a result of increased sales of our communication test products business, frequency synthesizers and scanning devices.

        Gross Profit.    Cost of sales includes materials, direct labor and overhead expenses such as engineering labor, fringe benefits, allocable occupancy costs, depreciation and manufacturing supplies.

Three Months Ended September 30,	AMS	% of sales	ATS	% of sales	Total	% of sales
	(In thousands, except percentages)
2004	$23,681	50.0%	$27,651	44.8%	$51,332	47.0%
2003	13,181	48.8%	20,611	42.0%	33,792	44.4%

        Gross profit increased $10.5 million, or 80%, in the AMS segment primarily as a result of the effect of the acquisition of MCE in September 2003 and increased sales and margins in our integrated circuits and microelectronic modules businesses due to improved factory utilization. Gross profit increased $7.0 million, or 34%, in the ATS segment primarily as a result of the effect of the acquisition of RIWS in July 2003 and increased sales and margins in our communications test products business due to improved factory utilization and a favorable sales mix.

        Selling, General and Administrative Costs.    Selling, general and administrative costs include office and management salaries, fringe benefits and commissions.

Three Months Ended September 30,	AMS	% of sales	ATS	% of sales	Corporate	Total	% of sales
	(In thousands, except percentages)
2004	$7,654	16.1%	$13,559	21.9%	$3,554	$24,767	22.7%
2003	4,305	15.9%	11,807	24.1%	1,800	17,912	23.5%

        Selling, general and administrative costs increased $3.3 million, or 78%, in the AMS segment due primarily to the addition of the expenses of MCE. Selling, general and administrative costs increased $1.8 million, or 15% in the ATS segment due primarily to the addition of the expenses of RIWS. Corporate selling, general and administrative expenses increased $1.8 million due primarily to increased compensation expense ($906,000), professional fees ($295,000) and insurance expense ($333,000).

        Research and Development Costs.    Research and development costs include material, engineering labor and allocated overhead.

Three Months Ended September 30,	AMS	% of sales	ATS	% of sales	Total	% of sales
	(In thousands, except percentages)
2004	$4,899	10.3%	$9,645	15.6%	$14,544	13.3%
2003	2,749	10.2%	7,116	14.5%	9,865	13.0%

        Self-funded research and development costs increased $2.2 million, or 78%, in the AMS segment primarily due to the addition of the expenses of MCE. Research and development costs increased $2.5 million, or 36%, in the ATS segment primarily due to the addition of the expenses of RIWS, which historically had, and is expected to continue to have, a higher percentage of research and development costs.

        Amortization of Acquired Intangibles.    Amortization increased $720,000, or 54%, due to the acquisitions of MCE, RIWS and Celerity.

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

        Other Expense (Income).    Interest expense was $260,000 for the three months ended September 30, 2004 and $320,000 for the three months ended September 30, 2003. Other income of $424,000 for the three months ended September 30, 2004 consisted primarily of interest income of $349,000 and foreign currency transaction gains of $252,000, partially offset by $133,000 of loss on investments. Other income of $245,000 for the three months ended September 30, 2003 consisted of $40,000 of interest income, gains on our investments of $98,000 and a $75,000 favorable change in the fair value of our interest rate swap agreements. Interest income increased primarily due to higher average levels of cash and cash equivalents and higher market interest rates.

        Provision for Income Taxes.    The income tax provision was $3.7 million (an effective income tax rate of 36.8%) for the three months ended September 30, 2004 and the income tax provision was $518,000 (an effective income tax rate of 35%) for the three months ended September 30, 2003. The effective income tax rate for the two periods differed from the amount computed by applying the U.S. Federal income tax rate to income before income taxes primarily due to foreign, state and local income taxes and research and development credits.

        Income From Continuing Operations.    The income from continuing operations for the three months ended September 30, 2004 was $6.4 million, or $.08 per diluted share, versus income from continuing operations of $962,000, or $.02 per diluted share, for the three months ended September 30, 2003.

        Discontinued Operations.    Discontinued operations includes the results of operations of MIC, VMC and TriLink. In September 2004, we sold the stock of MIC for $8.8 million and recorded a loss on disposal of $1.1 million. We are currently seeking a strategic buyer for VMC but have not entered into a binding contract.

Off-Balance Sheet Arrangements

        We are not a party to any off-balance sheet arrangements other than letters of credit totaling $5.6 million to guarantee our performance under certain government contracts.

Liquidity and Capital Resources

        As of September 30, 2004, we had $249 million in working capital. Our current ratio was 4.0 to 1 at September 30, 2004. On February 14, 2003, we executed an amended and restated revolving credit and security agreement with two banks which replaced a previous loan agreement. The amended and restated loan agreement increased the line of credit to $50 million through February 2007, continued the mortgage on our Plainview property for $2.7 million and is secured by the pledge of the stock of certain of our subsidiaries. The interest rate on revolving credit borrowings under this agreement is at various rates depending upon certain financial ratios, with the current rate substantially equivalent to prime (4.75% at September 30, 2004). The mortgage is payable in monthly installments of approximately $26,000 through March 2008 and a balloon payment of $1.6 million in April 2008. We have entered into interest rate swap agreements for the outstanding amount under the mortgage agreement at approximately 7.6% in order to reduce the interest rate risk associated with these borrowings.

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

        On July 31, 2003, we acquired RIWS for cash of $38 million and a deferred payment of up to $16.5 million depending on RIWS achieving certain performance goals for the year ending July 31, 2004. The Company believes that the performance goals have not been met.

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

        For the three months ended September 30, 2004, our operations provided cash from continuing operations of $11.0 million. For the three months ended September 30, 2004, our investing activities used cash of $4.6 million, primarily for capital expenditures. In addition, the sale of the stock of our thin film interconnect manufacturing operation resulted in net cash provided by discontinued operations of $6.3 million consisting of $8.1 million of proceeds, net of expenses, offset by $1.8 million of capital expenditures. For the three months ended September 30, 2004, our financing activities used cash of $1.3 million, including debt repayments of $2.1 million offset by stock option exercise proceeds of $796,000.

        We believe that existing cash and cash equivalents coupled with internally generated funds and available lines of credit will be sufficient for our working capital requirements, capital expenditure needs and the servicing of our debt for the foreseeable future. One of our pension plans currently is unfunded, but is expected to be funded from the cash surrender value of life insurance policies that are being held in a rabbi trust. We do not believe that the amount of the pension obligations remaining after application of such policy proceeds will be material. Our cash and cash equivalents, coupled with our available lines of credit, are available to fund acquisitions and other potential large cash needs that may arise. At September 30, 2004, our available unused line of credit was $44.4 million after consideration of letters of credit.

        The following table summarizes, as of September 30, 2004, our obligations and commitments to make future payments under debt and operating lease agreements:

	Payments due by period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In thousands)
Long-term debt	$8,179	$3,396	$1,283	$2,409	$1,091
Operating leases	40,852	7,423	11,660	6,940	14,829

Total	$49,031	$10,819	$12,943	$9,349	$15,920

        The operating lease commitments shown in the above table have not been reduced by future minimum sub-lease rentals of $16.9 million.

        In the normal course of business, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. None of these obligations are individually significant. We do not expect that these commitments, as of September 30, 2004, will have a material adverse affect on our liquidity.

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

Revenue and Cost Recognition Under Long-Term Contracts

        We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectibility of the resulting receivable is reasonably assured. For arrangements other than certain long-term contracts, revenue (including shipping and handling fees) is recognized when products are shipped and title is passed to the customer. If title does not pass until the product reaches the customer's delivery site, then recognition of the revenue is deferred until that time. Revenues associated with certain long-term contracts are recognized in accordance with Statement of Position No. 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" ("SOP 81-1"). Under SOP 81-1, we use the percentage-of-completion method, whereby revenues and associated costs are recognized as work on a contract progresses. We measure the extent of progress toward completion generally based upon one of the following (based upon an assessment of which method most closely aligns to the underlying earnings process): (i) the units-of-delivery method, (ii) the cost-to-cost method, using the ratio of contract costs incurred as a percentage of total estimated costs at contract completion (based upon engineering and production estimates), or (iii) the achievement of contractual milestones. Provisions for anticipated losses or revisions in estimated profits on contracts-in-process are recorded in the period in which such anticipated losses or revisions become evident. Revenue from software support and maintenance contracts is recognized ratably over the term of the contract in accordance with SOP-97-2, "Software Revenue Recognition."

        Certain of our sales are to distributors which have a right to return some portion of product within eighteen months of sale. We recognize revenue on these sales at the time of shipment to the distributor as these sales meet all of the criteria of Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition When Right of Return Exists." Historically, the returns under these arrangements have been insignificant and can be reasonably estimated. An estimate of such returns is recorded at the time sales are recognized.

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

        Long-lived assets other than goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of any such asset may be impaired. We evaluate the recoverability of such assets by estimating future cash flows. If the sum of the undiscounted cash flows expected to result from the use of the assets and their eventual disposition is less than the carrying amount of the assets, we will recognize an impairment loss to the extent of the excess of the carrying amount of the assets over the discounted cash flow.

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

Forward-Looking Statements

        All statements other than statements of historical fact included in this Report on Form 10-Q, including without limitation, statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding our financial position, business outlook, business strategy and plans and objectives of our management for future operations, are forward-looking statements. When used in this Report on Form 10-Q, words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the current beliefs of our management, as well as assumptions made by and information currently available to our management. Actual results could differ materially from those contemplated by the forward-looking statements, as a result of certain factors, including but not limited to, competitive factors and pricing pressures, the divestiture of the shock and vibration control device manufacturing business, changes in legal and regulatory requirements, technological change or difficulties, product development risks, commercialization difficulties and general economic conditions. Such statements reflect our current views with respect to the future and are subject to these and other risks, uncertainties and assumptions relating to our financial condition, results of operations, growth strategy and liquidity. We undertake no obligation to update such forward-looking statements which are made as of the date of this Report.

ITEM 3—QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risk related to changes in interest rates and to foreign currency exchange rates. Most of our debt is at fixed rates of interest or at a variable rate with an interest rate swap agreement which effectively converts the variable rate debt into fixed rate debt. Therefore, if market interest rates increase by 10 percent from levels at September 30, 2004, the effect on our net income would be insignificant. Most of our invested cash and cash equivalents are at variable rates of interest. If market interest rates decrease by 10 percent from levels at September 30, 2004, the effect on our net income would be a decrease of approximately $148,000 per year.

        We operate businesses that are located outside of the United States, which exposes us to the fluctuation of foreign currency exchange rates (primarily the British Pound and the Euro). If foreign currency exchange rates change by 10% from levels at September 30, 2004, the effect on our other comprehensive income would be approximately $9.5 million. We periodically enter into foreign currency forward contracts to protect us from fluctuations in exchange rates. As of September 30, 2004, we had

$5.6 million of notional value foreign currency forward contracts maturing through December 2004. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts. The fair value of these contracts at September 30, 2004 was $12,000 in our favor.

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

Changes in Internal Controls

        Following the end of the fiscal quarter ended June 30, 2004, in connection with the audit of our financial results for the fiscal year ended June 30, 2004, certain internal control issues were identified which management believed required improvement. These internal control issues were, in large part, the result of our recent acquisitions. Because we understand the critical importance of the effectiveness of internal controls over financial reporting, during the quarter ended September 30, 2004, we made improvements in our internal controls over financial reporting as a result of the identification of these control issues and will continue to do so. These improvements include the strengthening of controls over the accounting for non-routine transactions and certain accounting estimates, improved segregation of duties at certain subsidiaries, establishment of additional monitoring controls, further training and education of financial personnel, increased secondary monitoring and review of financial information, and formal documentation of accounting policies and procedures.

        Except for the foregoing, there were no significant changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

        We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective at the "reasonable assurance" level.

AEROFLEX INCORPORATED
AND SUBSIDIARIES
PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
We are involved in various routine legal matters. We believe the outcome of these matters will not have a material effect on us.
Item 2.	Unregistered Sales of Securities and Use of Proceeds
None
Item 3.	Defaults upon Senior Securities
None
Item 4.	Submission of Matters to a Vote of Security Holders
None
Item 5.	Other Information
None
Item 6.	Exhibits and Reports on Form 8-K
	(a)	Exhibits
		31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
		31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
		31.3	Certification of Chief Operating Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
		32.1	Certification of Chief Executive Officer and of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
	(b)	Reports on Form 8-K
None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEROFLEX INCORPORATED (REGISTRANT)
November 9, 2004	By:	/s/ MICHAEL GORIN Michael Gorin Vice Chairman, Chief Financial Officer and Principal Accounting Officer

QuickLinks

AEROFLEX INCORPORATED AND SUBSIDIARIES INDEX
AEROFLEX INCORPORATED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except per share amounts)
AEROFLEX INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)
AEROFLEX INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
AEROFLEX INCORPORATED AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
AEROFLEX INCORPORATED AND SUBSIDIARIES PART II—OTHER INFORMATION
SIGNATURES