Form 10-Q
period 2004-12-31
AEROFLEX INC
filed 2005-02-09
CIK 2601

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2004

Commission File Number 000-02324

AEROFLEX INCORPORATED
(Exact name of Registrant as specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-1974412 (IRS Employer Identification No.)
35 South Service Road P.O. Box 6022 Plainview, N.Y. (Address of principal executive offices)	11803-0622 (Zip Code)
(516) 694-6700 (Registrant's telephone number, including area code)

        *Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        *Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

February 8, 2005 (Date)	74,585,902 shares (excluding 4,388 shares held in treasury) (Number of Shares)

AEROFLEX INCORPORATED
AND SUBSIDIARIES

INDEX

		PAGE
PART I: FINANCIAL INFORMATION
Item 1 —	CONSOLIDATED BALANCE SHEETS December 31, 2004 (Unaudited) and June 30, 2004	3-4
	CONSOLIDATED STATEMENTS OF OPERATIONS Six and Three Months Ended December 31, 2004 and 2003 (Unaudited)	5-6
	CONSOLIDATED STATEMENTS OF CASH FLOWS Six Months Ended December 31, 2004 and 2003 (Unaudited)	7
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	8-22
Item 2 —	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS Six and Three Months Ended December 31, 2004 and 2003	23-35
Item 3 —	QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	35
Item 4 —	CONTROLS AND PROCEDURES	36
PART II: OTHER INFORMATION
Item 1 —	LEGAL PROCEEDINGS	37
Item 4 —	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	37
Item 6 —	EXHIBITS AND REPORTS ON FORM 8-K	37
SIGNATURES		38
CERTIFICATIONS		39-42

AEROFLEX INCORPORATED
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2004	June 30, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,558	$98,502
Marketable securities	97,666	—
Accounts receivable, less allowance for doubtful accounts of $1,622 and $1,618	91,418	97,031
Inventories	107,093	94,617
Deferred income taxes	14,895	16,774
Assets of discontinued operations	6,524	11,910
Prepaid expenses and other current assets	8,219	8,646

Total current assets	337,373	327,480
Property, plant and equipment, net	76,022	74,372
Assets of discontinued operations	3,218	9,717
Other assets	14,925	10,932
Intangible assets with definite lives, net	38,848	40,602
Goodwill	85,658	88,288

Total assets	$556,044	$551,391

See notes to consolidated financial statements.

	December 31, 2004	June 30, 2004
	(Unaudited)
	(In thousands, except per share data)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$659	$4,770
Accounts payable	27,096	25,293
Advance payments by customers	13,233	11,725
Income taxes payable	1,148	1,088
Liabilities of discontinued operations	1,713	4,573
Accrued payroll expenses	13,084	13,966
Accrued expenses and other current liabilities	22,305	28,200

Total current liabilities	79,238	89,615
Long-term debt	4,710	5,505
Deferred income taxes	6,481	9,445
Liabilities of discontinued operations	—	3,613
Other long-term liabilities	18,300	16,116

Total liabilities	108,729	124,294

Stockholders' equity:
Preferred Stock, par value $.10 per share; authorized 1,000 shares: Series A Junior Participating Preferred Stock, par value $.10 per share, authorized 110; none issued	—	—
Common Stock, par value $.10 per share; authorized 110,000 shares; issued 74,590 and 74,282 shares	7,459	7,428
Additional paid-in capital	372,654	370,491
Accumulated other comprehensive income	18,472	11,387
Retained earnings	48,744	37,805

	447,329	427,111
Less: Treasury stock, at cost (4 shares)	14	14

Total stockholders' equity	447,315	427,097

Total liabilities and stockholders' equity	$556,044	$551,391

See notes to consolidated financial statements.

AEROFLEX INCORPORATED
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Six Months Ended December 31,
	2004	2003
		(Note 3)
	(Unaudited)
Net sales	$221,651	$175,674
Cost of sales	116,839	96,174

Gross profit	104,812	79,500

Selling, general and administrative costs	51,486	41,757
Research and development costs	29,743	21,645
Amortization of acquired intangibles	4,101	3,316
Acquired in-process research and development costs (Note 2)	—	4,220

	85,330	70,938

Operating income	19,482	8,562

Other income (expense)
Interest expense	(422)	(732)
Other income (expense), net	965	(214)

Total other income (expense)	543	(946)

Income from continuing operations before income taxes	20,025	7,616
Provision for income taxes	7,484	2,742

Income from continuing operations	12,541	4,874

Discontinued operations
Income (loss) from discontinued operations, net of tax provision (benefit) of $(253) and $(807)	(542)	(923)
Income (loss) on disposal of operations, net of tax provision (benefit) of $0 and $(3,153)	(1,060)	(5,947)

Income (loss) from discontinued operations, net of tax	(1,602)	(6,870)

Net income (loss)	$10,939	$(1,996)

Income (loss) per common share:
Basic
Continuing operations	$.17	$.08
Discontinued operations	(.02)	(.11)

Net income (loss)	$.15	$(.03)

Diluted
Continuing operations	$.16	$.07
Discontinued operations	(.02)	(.10)

Net income (loss)	$.14	$(.03)

Weighted average number of common shares outstanding:
Basic	74,536	64,258

Diluted	76,149	65,815

See notes to consolidated financial statements.

AEROFLEX INCORPORATED
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended December 31,
	2004	2003
		(Note 3)
	(Unaudited)
Net sales	$112,469	$99,581
Cost of sales	58,988	53,873

Gross profit	53,481	45,708

Selling, general and administrative costs	26,719	23,845
Research and development costs	15,199	11,780
Amortization of acquired intangibles	2,042	1,976
Acquired in-process research and development costs (Note 2)	—	1,100

	43,960	38,701

Operating income	9,521	7,007

Other income (expense)
Interest expense	(162)	(412)
Other income (expense), net	541	(459)

Total other income (expense)	379	(871)

Income from continuing operations before income taxes	9,900	6,136
Provision for income taxes	3,758	2,224

Income from continuing operations	6,142	3,912

Discontinued operations
Income (loss) from discontinued operations, net of tax provision (benefit) of $(457) and $(509)	(892)	(356)
Income (loss) on disposal of operations, Net of tax provision (benefit) of $0 and $(3,153)	73	(5,947)

Income (loss) from discontinued operations, net of tax	(819)	(6,303)

Net income (loss)	$5,323	$(2,391)

Income (loss) per common share:
Basic
Continuing operations	$.08	$.06
Discontinued operations	(.01)	(.10)

Net income (loss)	$.07	$(.04)

Diluted
Continuing operations	$.08	$.06
Discontinued operations	(.01)	(.09)

Net income (loss)	$.07	$(.03)

Weighted average number of common shares outstanding:
Basic	74,625	66,556

Diluted	76,310	68,433

See notes to consolidated financial statements.

AEROFLEX INCORPORATED
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended December 31,
	2004	2003
		(Note 3)
	(Unaudited)
Cash Flows From Operating Activities:
Net income (loss)	$10,939	$(1,996)
Loss from discontinued operations	1,602	6,870

Income from continuing operations	12,541	4,874
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Acquired in-process research and development	—	4,220
Depreciation and amortization	11,842	9,781
Deferred income taxes	(967)	(1,951)
Other, net	11	2
Change in operating assets and liabilities, net of effects from purchases of businesses:
Decrease (increase) in accounts receivable	5,629	762
Decrease (increase) in inventories	(10,588)	(5,482)
Decrease (increase) in prepaid expenses and other assets	(2,183)	(1,738)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(48)	(4,585)

Net Cash Provided By (Used In) Continuing Operations	16,237	5,883
Net Cash Provided By (Used In) Discontinued Operations	(1,353)	2,489

Net Cash Provided By Operating Activities	14,884	8,372

Cash Flows From Investing Activities:
Payment for purchase of businesses, net of cash acquired	—	(61,541)
Capital expenditures	(8,030)	(4,384)
Purchase of marketable securities	(394,284)
Sale of marketable securities	296,618
Other, net	—	10

Net Cash Provided By (Used In) Continuing Operations	(105,696)	(65,915)
Net Cash Provided By (Used In) Discontinued Operations	6,277	(216)

Net Cash Provided by (Used In) Investing Activities	(99,419)	(66,131)

Cash Flows From Financing Activities:
Borrowings under debt agreements	38	26,115
Debt repayments	(4,944)	(11,887)
Proceeds from the exercise of stock options	1,506	2,473

Net Cash Provided By (Used In) Financing Activities	(3,400)	16,701

Effect of Exchange Rate Changes on Cash and Cash Equivalents	991	(370)

Net Increase (Decrease) In Cash And Cash Equivalents	(86,944)	(41,428)
Cash And Cash Equivalents At Beginning Of Period	98,502	51,307

Cash And Cash Equivalents At End Of Period	$11,558	$9,879

See notes to consolidated financial statements.

AEROFLEX INCORPORATED
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Basis of Presentation

        The consolidated balance sheet of Aeroflex Incorporated and Subsidiaries ("the Company") as of December 31, 2004, the related consolidated statements of operations for the six and three months ended December 31, 2004 and 2003, and the consolidated statements of cash flows for the six months ended December 31, 2004 and 2003 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2004 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2004 annual report to shareholders. There have been no changes of significant accounting policies since June 30, 2004.

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

Financial Instruments

        Foreign currency contracts are used to protect us from fluctuations in exchange rates. The Company entered into foreign currency contracts, which are not designated as hedges, and the change in fair value is included in income currently, within other income or expense. As of December 31, 2004, we had $3.1 million of notional value foreign currency forward contracts maturing through March 2005. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts. The fair value of these contracts at December 31, 2004 was $96,000 in our favor.

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

Marketable Securities

        Marketable securities are classified as available-for-sale and are recorded at fair market value with unrealized gains and losses, net of taxes, reported as a separate component of shareholders' equity. Realized gains and losses and declines in market value judged to be other than temporary, of which there were none, are included in other income. Interest and dividends are also included in other income. Marketable securities consist solely of auction rate bonds.

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

        The per share weighted average fair value of stock options granted during the six months ended December 31, 2004 was $4.27 on the date of grant. The fair value was determined using the Black Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 0%, risk free interest rate of 4.2%, expected volatility of 51%, and an expected life of 3.0 years. The per share weighted average fair value of stock options granted during the six months ended December 31, 2003 was $6.59 on the date of grant. The fair value was determined using the Black Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 0%, risk free interest rate of 4.4%, expected volatility of 84% and an expected life of 5.1 years. The

Company's income (loss) from continuing operations and income (loss) from continuing operations per share using the pro forma fair value compensation cost method would have been:

	Six Months Ended December 31,				Three Months Ended December 31,
	2004		2003		2004		2003
	(In thousands, except per share data)
Income from continuing operations		$12,541		$4,874		$6,142		$3,912
Deduct: Total stock-based employee compensation expense determined under fair value based method for all grants, net of tax		(6,475)		(5,298)		(3,189)		(2,950)

Pro forma income (loss) from continuing operations		$6,066		$(424)		$2,953		$962

Income (loss) from continuing operations per share:
Basic—as reported		$.17		$.08		$.08		$.06

Basic—pro forma		$.08		$(.01)		$.04		$.01

Diluted—as reported	$	..16	$	..07	$	..08	$	..06

Diluted—pro forma		$.08		*		$.04		$.01

*
As a result of the loss, all options are anti-dilutive.

Recently Issued Accounting Standards

        On December 31, 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" ("FSP No. 109-1"), and FASB Staff Position No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP No. 109-2"). These staff positions provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 ("AJCA") that was signed into law on October 22, 2004. FSP No. 109-1 states that the tax relief (special tax deduction for domestic manufacturing) from this legislation should be accounted for as a "special deduction" instead of a tax rate reduction. FSP No. 109-2 gives a company additional time to evaluate the effects of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. The Company is investigating the repatriation provision to determine whether it might repatriate extraordinary dividends, as defined in the AJCA. The Company is currently evaluating all available U.S. Treasury guidance, as well as awaiting anticipated further guidance. The Company expects to complete this evaluation within a reasonable amount of time after additional guidance is published.

        In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment" ("SFAS No. 123(R)"). This statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires all stock-based compensation to be recognized as an expense in the financial statements and that such cost be measured according to the fair value of stock options. SFAS 123(R) will be effective for quarterly periods beginning after June 15, 2005, which is the Company's first quarter of fiscal 2006. While the Company currently provides the pro forma disclosures required by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," on a quarterly basis (see Note 1—"Accounting for Stock-Based Compensation"), it is currently evaluating the impact this statement will have on its consolidated financial statements.

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs—an amendment of Accounting Research Bulletin No. 43, Chapter 4" ("SFAS No. 151"). SFAS No. 151 requires all companies to recognize a current period charge for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. This statement also requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the effect that this statement will have on its consolidated financial statements.

2.    Acquisition of Businesses and Intangible Assets

Acquisition of Racal Instruments Wireless Solutions Group

        On July 31, 2003, the Company acquired the Racal Instruments Wireless Solutions Group ("RIWS") for cash of $38 million and a deferred payment of up to $16.5 million in either cash or Aeroflex common stock, at the Company's option, depending on RIWS achieving certain performance goals for the year ending July 31, 2004. The Company did not include this contingent consideration in the purchase price allocation as the payment of this consideration was not considered to be certain beyond a reasonable doubt at the date of acquisition. Although the Company believes that the performance goals have not been met, the determination is not final.

        RIWS develops, manufactures and integrates digital wireless testing and measurement solutions. The addition of RIWS testing solutions products and technologies has enabled the Company to provide a full spectrum of wireless testing solutions from development to production and services primarily for infrastructure testing and mobile handset testing.

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

        The Company evaluated the acquired tangible and identifiable intangible assets to serve as a basis for allocation of the purchase price. The Company allocated the purchase price, including acquisition costs of approximately $106,000, based on the estimated fair value of the assets acquired and liabilities assumed as follows:

In thousands
Current assets	$2,137
Property, plant and equipment	737
Developed technology	3,405
Goodwill	2,220
In-process research and development	1,100

Total assets acquired	9,599
Current liabilities assumed	(1,291)

Net assets acquired	$8,308

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

Pro Forma Results of Operations—RIWS, MCE and Celerity

        Summarized below are the unaudited pro forma results of operations of the Company as if RIWS, MCE and Celerity had been acquired at the beginning of the fiscal period presented. The $4.2 million write-off of in-process research and development has been included in the December 31, 2003 pro forma loss in order to provide comparability to the respective historical period.

Pro forma Six Months Ended December 31, 2003
(In thousands)
Net sales	$189,020
Income from continuing operations	1,790
Income from continuing operations per share
Basic	$.03
Diluted	$.03

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

Intangibles with Definite Lives

        The components of amortizable intangible assets are as follows:

	As of December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In thousands)
Existing technology	$51,369	$17,134	$34,235
Tradenames	2,338	1,192	1,146
Customer related intangibles	4,545	1,078	3,467

Total	$58,252	$19,404	$38,848

        The estimated aggregate amortization expense for each of the twelve-month periods ending December 31, is as follows:

(In thousands)
2005	$8,195
2006	7,751
2007	7,026
2008	5,241
2009	3,763

Goodwill

        The carrying amount of goodwill is as follows:

	Balance as of July 1, 2004	Adjustment (Note a)	Adjustment (Note b)	Adjustment (Note c)	Balance as of December 31, 2004
	(In thousands)
Microelectronic solutions segment	$46,371	$317	$—	$—	$46,688
Test solutions segment	41,917	(2,059)	(1,912)	1,024	38,970

Total	$88,288	$(1,742)	$(1,912)	$1,024	$85,658

Note a	—	These adjustments to goodwill recorded during the period are a result of final adjustments to the fair value of assets and liabilities assumed in the acquisitions of MCE in the Microelectronic Solutions segment and of RIWS and Celerity in the Test Solutions segment.
Note b	—	This adjustment to goodwill is a result of a reduction in the purchase price of RIWS in connection with the amount of actual working capital acquired as of acquisition date.
Note c	—	The goodwill increased due to changes in foreign currency exchange rates.

3.    Discontinued Operations

        As a result of continued operating losses, the Board of Directors of the Company, in February 2004, approved a formal plan to divest the Company's thin film interconnect manufacturing operation ("MIC") and to seek a strategic buyer. This operation had previously been included in the Microelectronic Solutions segment. As a result of this decision, the Company recorded a $9.1 million ($5.9 million, net of tax) loss on disposal in the quarter ended December 31, 2003. This charge included a cash requirement of $2.6 million primarily for existing equipment leases, and a non-cash charge of $6.5 million for the write down of goodwill, other intangibles and owned equipment.

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

        In June 2004, the Board of Directors of the Company approved a formal plan to divest the Company's shock and vibration control device manufacturing business ("VMC"), and to seek a strategic buyer. This operation had previously comprised the Isolator Products segment. The Company has not recorded a loss on disposal as management believes VMC can be sold for a price in excess of its carrying value. Until such time, if any, as there is a definitive agreement with respect to the sale of VMC, the Company is unable to determine whether it will retain any material liabilities notwithstanding the disposal of VMC's business. Management, however, believes it is likely that it will retain liabilities relating to adverse environmental conditions that currently exist at the premises occupied by VMC. The Company has recorded a reserve for the estimated remediation costs.

        In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", these business units and TriLink (which was discontinued in December 2002) have been reported as discontinued operations and, accordingly, income and losses from operations and the losses on disposal have been reported separately from continuing operations. Net sales and income (loss) from discontinued operations (including loss on disposal) for the six months ended December 31, 2004 and 2003 were as follows:

	Six Months Ended December 31,
	2004	2003
	(In thousands)
Net sales
MIC	$3,313	$4,550
VMC	9,093	7,663
TriLink	—	—

	$12,406	$12,213

Income (loss) from discontinued operations
MIC	$(884)	$(7,183)
VMC	(732)	313
TriLink	14	—

	$(1,602)	$(6,870)

        To conform with this presentation, all prior periods have been restated. As a result, the assets and liabilities of the discontinued operations have been reclassified on the balance sheet from the historical classifications and presented under the captions "assets of discontinued operations" and "liabilities of discontinued operations," respectively. As of December 31, 2004 and June 30, 2004, the net assets of the discontinued operations consisted of the following:

	December 31, 2004	June 30, 2004
	(In thousands)
Accounts receivable	$3,236	$5,133
Inventory	2,692	5,247
Prepaid and other current assets	596	1,530

Current assets	6,524	11,910

Property, plant, & equipment, net	1,797	5,543
Other assets	631	2,624
Intangibles	790	1,550

Non-current assets	3,218	9,717

Total assets	9,742	21,627

Accounts payable	805	704
Accrued expenses	908	3,869

Current liabilities	1,713	4,573

Long term debt	—	3,565
Other long term liabilities	—	48

Long term liabilities	—	3,613

Total liabilities	1,713	8,186

Net assets	$8,029	$13,441

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

	Six Months Ended December 31,
	2004	2003
	(In thousands, except per share data)
Income from continuing operations	$12,541	$4,874

Computation of adjusted weighted average shares outstanding:
Weighted average shares outstanding	74,536	64,258
Add: Effect of dilutive options outstanding	1,613	1,557

Weighted average shares and common share equivalents used for computation of diluted earnings per common share	76,149	65,815

Income from continuing operations per share:
—Basic	$.17	$.08

—Diluted	$.16	$.07

	Three Months Ended December 31,
	2004	2003
	(In thousands, except per share data)
Income from continuing operations	$6,142	$3,912

Computation of adjusted weighted average shares outstanding:
Weighted average shares outstanding	74,625	66,556
Add: Effect of dilutive options outstanding	1,685	1,877

Weighted average shares and common share equivalents used for computation of diluted earnings per common share	76,310	68,433

Income from continuing operations per share:
—Basic	$.08	$.06

—Diluted	$.08	$.06

        Options to purchase 6.9 million shares at exercise prices ranging between $11.90 and $34.41 per share were outstanding as of December 31, 2004 but were not included in the computation of diluted EPS because the exercise prices of these options were greater than the average market price of the common shares.

        5.    Comprehensive Income

        The components of comprehensive income are as follows:

	Six Months Ended December 31,		Three Months Ended December 31,
	2004	2003	2004	2003
	(In thousands)
Net income (loss)	$10,939	$(1,996)	$5,323	$(2,391)
Unrealized gain (loss) on interest rate swap agreements, net of tax	21	78	23	35
Foreign currency translation adjustment	7,064	3,275	5,610	2,870

Total comprehensive income (loss)	$18,024	$1,357	$10,956	$514

        Accumulated other comprehensive income (loss) is as follows:

	Unrealized Gain (Loss) on Interest Rate Swap Agreements (net of tax)	Minimum Pension Liability Adjustment (net of tax)	Foreign Currency Translation Adjustment	Total (net of tax)
	(In thousands)
Balance, July 1, 2004	$(129)	$(2,208)	$13,724	$11,387
Six months activity	21	—	7,064	7,085

Balance, December 31, 2004	$(108)	$(2,208)	$20,788	$18,472

        6.    Bank Loan Agreements

        On February 14, 2003, the Company executed an amended and restated revolving credit and security agreement with two banks which replaced a previous loan agreement. The amended and restated loan agreement increased the line of credit to $50 million through February 2007, continued the mortgage on the Company's Plainview property for $2.6 million and is secured by the pledge of the stock of certain of the Company's subsidiaries. The interest rate on revolving credit borrowings under this agreement is at various rates depending upon certain financial ratios, with the current rate substantially equivalent to prime (5.25% at December 31, 2004). The Company paid a facility fee of $125,000 and is required to pay a commitment fee of .25% per annum of the average unused portion of the credit line. At December 31, 2004, the Company's available unused line of credit was approximately $43.8 million after consideration of letters of credit. The mortgage is payable in monthly installments of approximately $26,000 through March 2008 and a balloon payment of $1.6 million in April 2008. The Company has entered into interest rate swap agreements for the outstanding amount under the mortgage agreement at approximately 7.6% in order to reduce the interest rate risk associated with these borrowings.

        These instruments have been designated and qualify as effective cash flow hedges. The fair market value of the interest rate swap agreements was $171,000 as of December 31, 2004 in favor of the banks. If this mortgage was prepaid, although the Company has no intention of doing so, the $171,000 would be charged to the statement of operations at that time.

        The terms of the loan agreement require compliance with certain covenants including minimum consolidated tangible net worth and pretax earnings, maintenance of certain financial ratios, limitations on indebtedness and prohibition of the payment of cash dividends. The Company is currently in full compliance with all of the covenants contained in the loan agreement.

        7.    Inventories

        Inventories consist of the following:

	December 31, 2004	June 30, 2004
	(In thousands)
Raw materials	$40,424	$35,228
Work in process	45,419	40,248
Finished goods	21,250	19,141

	$107,093	$94,617

        8.    Product Warranty

        The Company warrants its products against defects in design, materials and workmanship, generally for one year from their date of shipment. A provision for estimated future costs relating to these warranties is recorded when revenue is recorded and is included in cost of goods sold.

        Activity related to the Company's product warranty liability was as follows:

	Six Months Ended December 31,
	2004	2003
	(In thousands)
Balance at beginning of period	$1,702	$1,308
Provision for warranty obligations	1,277	625
Charges incurred	(1,061)	(595)
Acquired warranty obligations	(194)	197

Balance at end of period	$1,724	$1,535

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

  Components of Net Periodic Benefit Cost

	Six Months Ended December 31,
	2004	2003
	(In thousands)
Service cost	$268	$208
Interest cost	340	314
Expected return on plan assets	(62)	(42)
Amortization of net transition (asset) obligation	19	19
Amortization of prior service cost	—	—
Recognized actuarial (gain) loss	100	100

Net periodic benefit cost	$665	$599

        The Company previously disclosed in its financial statements for the year ended June 30, 2004, that it expected to contribute $253,000 to its pension plan in the fiscal year ended June 30, 2005. As of December 31, 2004, $183,000 of the contributions has been made. The Company presently anticipates increasing its total contributions to $338,000 in the fiscal year ending June 30, 2005.

        10.    Income Taxes

        The Company recorded credits of $688,000 and $1.1 million to additional paid-in capital during the six months ended December 31, 2004 and 2003, respectively, in connection with the tax benefit related to compensation deductions on the exercise of stock options. The Company made income tax payments of $8.1 million and $4.2 million and received refunds of $20,000 and $200,000 for the six months ended December 31, 2004 and 2003, respectively.

        11.    Contingencies

        The Company is involved in various routine legal matters. Management believes the outcome of these matters will not have a materially adverse effect on the Company's consolidated financial statements.

        12.    Business Segments

        The Company's business segments and major products included in each segment, are as follows:

Microelectronic Solutions:	Test Solutions:
a)Microelectronic Modules and Components	a)Instrument Products
b)Integrated Circuits	b)Motion Control Systems
	For The Six Months Ended December 31,
	2004	2003
	(In thousands)
Business Segment Data:
Net sales:
Microelectronic solutions	$92,646	$68,719
Test solutions	129,005	106,955

Net sales	$221,651	$175,674

Segment adjusted operating income(1):
Microelectronic solutions	$19,487	$15,636
Test solutions	7,903	1,807
General corporate expenses	(7,908)	(4,661)

	19,482	12,782
Acquired in-process research and development(2)	—	(4,220)
Interest expense	(422)	(732)
Other income (expense), net	965	(214)

Income from continuing operations before income taxes	$20,025	$7,616

	For The Three Months Ended December 31,
	2004	2003
	(In thousands)
Business Segment Data:
Net sales:
Microelectronic solutions	$45,242	$41,685
Test solutions	67,227	57,896

Net sales	$112,469	$99,581

Segment adjusted operating income(1):
Microelectronic solutions	$8,911	$9,800
Test solutions	4,964	1,167
General corporate expenses	(4,354)	(2,860)

	9,521	8,107
Acquired in-process research and development(2)	—	(1,100)
Interest expense	(162)	(412)
Other income (expense), net	541	(459)

Income from continuing operations before income taxes	$9,900	$6,136

(1)
Management evaluates the operating results of the two segments based upon reported operating income, before costs related to in-process research and development charges.

(2)
For the six months ended December 31, 2003, the charges for the write-off of in-process research and development acquired in the purchase of RIWS ($2.7 million) and Celerity ($1.1 million) are allocable to the Test Solutions segment and the charge for MCE ($420,000) is allocable to the Microelectronic Solutions segment.

        The Company is a manufacturer of advanced technology systems and components for commercial industry, government and defense contractors. Approximately 33% and 35% of the Company's sales for the six months ended December 31, 2004 and 2003, respectively, were to agencies of the United States government or to prime defense contractors or subcontractors of the United States government. No one customer constituted more than 10% of the Company's sales during any year in the periods presented. Inter-segment sales were not material and have been eliminated from the tables below.

        Most of the Company's operations are located in the United States, however, it also has operations in Europe and Asia. Both IFR, which we acquired in May 2002, and RIWS, which we acquired in July 2003 have significant operations in the United Kingdom. Specifically, net sales from facilities located in the United Kingdom were approximately $65.4 million for the six months ended December 31, 2004. Total assets of the United Kingdom operations were $123.8 million as of December 31, 2004.

        Revenues, based on the customers' locations, attributed to the United States and other regions are as follows:

	For the Six Months Ended December 31,
	2004	2003
	(In thousands)
United States of America	$135,357	$114,015
Europe and Middle East	59,341	46,609
Asia and Australia	24,112	13,124
Rest of World	2,841	1,926

	$221,651	$175,674

	For the Three Months Ended December 31,
	2004	2003
	(In thousands)
United States of America	$67,410	$65,257
Europe and Middle East	32,118	26,395
Asia and Australia	11,250	6,886
Rest of World	1,691	1,043

	$112,469	$99,581

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

        As a result of continued operating losses, our Board of Directors, in February 2004, approved a plan to divest our thin film interconnect manufacturing operation ("MIC") and to seek a strategic buyer. As a result of this decision, we recorded a $9.1 million ($5.9 million, net of tax) loss on disposal in December 2003. This charge included a cash requirement of $2.6 million primarily for existing equipment leases, and a non-cash charge of $6.5 million for the write down of goodwill, other intangibles and owned equipment. In accordance with SFAS 144, we have reported the loss on disposal and the results of operations of this business as income (loss) from discontinued operations and all prior periods have been restated in order to conform to this presentation. MIC designs, develops, manufactures and markets microelectronic products in the form of passive thin film circuits and interconnects. In September 2004, the Company sold the stock of MIC for $8.8 million and recorded an additional loss on disposal of $1.1 million. Under the terms of the sale agreements, we have retained certain liabilities relating to potential adverse environmental conditions that may exist as of the date of sale, litigation pending against MIC as of the date of sale and product defects in products designed, developed, manufactured or sold by MIC prior to the sale date which result in a recall, withdrawal or market suspension of the product or result in injury to persons or property. We believe these contingencies will not have a material adverse effect on our consolidated financial statements.

        In June 2004, our Board of Directors approved a formal plan to divest our shock and vibration control device manufacturing business ("VMC"), and to seek a strategic buyer. We have not recorded a loss on disposal as we believe VMC can be sold for a price in excess of its carrying value. This operation had previously comprised the Isolator Products segment. In accordance with SFAS 144, we have reported the results of operations of this business as income (loss) from discontinued operations and all prior periods have been restated in order to conform to this presentation. Until such time, if any, as there is a definitive agreement with respect to the sale of VMC, we are unable to determine whether we will retain any material liabilities notwithstanding the disposal of VMC's business. Management, however, believes it is likely that it will retain liabilities relating to adverse environmental conditions that currently exist at the premises occupied by VMC. The Company has recorded a reserve for the estimated remediation costs.

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

Six Months Ended December 31, 2004 Compared to Six Months Ended December 31, 2003

        Net Sales.    Net sales increased 26% to $221.7 million for the six months ended December 31, 2004 from $175.7 million for the six months ended December 31, 2003. Net sales in the microelectronic solutions ("AMS") segment increased 35% to $92.6 million for the six months ended December 31, 2004 from $68.7 million for the six months ended December 31, 2003 due to the acquisition of MCE in September 2003, organic growth in MCE since last year and also as a result of increased sales of our microelectronic modules and integrated circuits. Net sales in the test solutions ("ATS") segment increased 21% to $129.0 million for the six months ended December 31, 2004 from $107.0 million for the six months ended December 31, 2003 due to increased sales of our communication test products business, organic growth in RIWS which was acquired in July 2003 and the effect of a favorable foreign currency exchange rate on the sales of our foreign operations.

        Gross Profit.    Cost of sales includes materials, direct labor and overhead expenses such as engineering labor, fringe benefits, allocable occupancy costs, depreciation and manufacturing supplies.

Six Months Ended December 31,	AMS	% of sales	ATS	% of sales	Total	% of sales
(In thousands, except percentages)
2004	$46,353	50.0%	$58,459	45.3%	$104,812	47.3%
2003	34,018	49.5%	45,482	42.5%	79,500	45.3%

        Gross profit increased $12.3 million, or 36%, in the AMS segment as a result of the effect of the acquisition of MCE in September 2003, organic growth in MCE since last year in both volume and margin and increased sales and margins in our microelectronic modules and integrated circuits businesses due to improved factory utilization. Gross profit increased $13.0 million, or 29%, in the ATS segment as a result of organic growth in RIWS since last year in both volume and margin and increased sales and margins in our communications test products business due to improved factory utilization and a favorable sales mix.

        Selling, General and Administrative Costs.    Selling, general and administrative costs include office and management salaries, fringe benefits, commissions, insurance and professional fees.

Six Months Ended December 31,	AMS	% of sales	ATS	% of sales	Corporate	Total	% of sales
(In thousands, except percentages)
2004	$15,105	16.3%	$28,473	22.1%	$7,908	$51,486	23.2%
2003	10,985	16.0%	26,110	24.4%	4,662	41,757	23.8%

        Selling, general and administrative costs increased $4.1 million, or 38%, in the AMS segment due to the addition of the expenses of MCE and increased commissions. Selling, general and administrative costs increased $2.4 million, or 9% in the ATS segment due to the effect of an unfavorable foreign currency exchange rate on the expenses of our foreign operations and increased commissions on higher sales. Corporate selling, general and administrative expenses increased $3.2 million due primarily to increased compensation expense ($1.7 million) professional fees ($844,000) including those related to compliance with Section 404 of the Sarbanes-Oxley Act, and insurance expense ($422,000).

        Research and Development Costs.    Research and development costs include material, engineering labor and allocated overhead.

Six Months Ended December 31,	AMS	% of sales	ATS	% of sales	Total	% of sales
(In thousands, except percentages)
2004	$10,674	11.5%	$19,069	14.8%	$29,743	13.4%
2003	6,542	9.5%	15,103	14.1%	21,645	12.3%

        Self-funded research and development costs increased $4.1 million, or 63%, in the AMS segment primarily due to the acquisition of MCE in September 2003 together with increased development efforts in integrated circuits ($1.7 million) and microelectronic modules ($1.2 million). Research and development costs increased $4.0 million, or 26%, in the ATS segment primarily due to the addition of the expenses of RIWS and the effect of an unfavorable foreign currency exchange rate on the expenses of our foreign operations.

        Amortization of Acquired Intangibles.    Amortization increased $785,000, or 24%, due to the acquisitions of MCE, RIWS and Celerity.

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

        Other Expense (Income).    Interest expense decreased to $422,000 for the six months ended December 31, 2004 from $732,000 for the six months ended December 31, 2003 due to lower debt levels. Other income of $1.0 million for the six months ended December 31, 2004 consisted primarily of interest income of $819,000. Other expense of $214,000 for the six months ended December 31, 2003 consisted primarily of $351,000 of foreign currency transaction losses, a $356,000 charge to adjust the fair value of property held for sale to its fair value partially offset by $182,000 of income on investments, a $143,000 increase in the fair value of our interest rate swap agreements and $120,000 of interest income. Interest income increased primarily due to higher average levels of cash, cash equivalents, and marketable securities and higher market interest rates in the 2004 period.

        Provision for Income Taxes.    The income tax provision was $7.5 million (an effective income tax rate of 37.4%) for the six months ended December 31, 2004 and the income tax provision was $2.7 million (an effective income tax rate of 36.0%) for the six months ended December 31, 2003. The effective income tax rate for the two periods differed from the amount computed by applying the U.S. Federal income tax rate to income before income taxes primarily due to foreign, state and local income taxes and research and development credits.

        Income From Continuing Operations.    The income from continuing operations for the six months ended December 31, 2004 was $12.5 million, or $.16 per diluted share, versus income from continuing operations of $4.9 million, or $.07 per diluted share, for the six months ended December 31, 2003.

        Discontinued Operations.    Discontinued operations includes the results of operations of MIC, VMC and TriLink. In September 2004, we sold the stock of MIC for $8.8 million and recorded a loss on disposal of $1.1 million. We are currently seeking a strategic buyer for VMC but have not entered into a definitive purchase agreement.

Three Months Ended December 31, 2004 Compared to Three Months Ended December 31, 2003

        Net Sales.    Net sales increased 13% to $112.5 million for the three months ended December 31, 2004 from $99.6 million for the three months ended December 31, 2003. Net sales in the AMS segment increased 9% to $45.2 million for the three months ended December 31, 2004 from $41.7 million for the three months ended December 31, 2003 due primarily to increased sales of our microelectronic modules, components and integrated circuits. Net sales in the ATS segment increased 16% to $67.2 million for the three months ended December 31, 2004 from $57.9 million for the three months ended December 31, 2003 due primarily to increased sales of our communication test products business and the effect of a favorable foreign currency exchange rate on the sales of our foreign operations.

  Gross Profit.

Three Months Ended December 31,	AMS	% of sales	ATS	% of sales	Total	% of sales
(In thousands, except percentages)
2004	$22,672	50.1%	$30,809	45.8%	$53,481	47.6%
2003	20,837	50.0%	24,871	43.0%	45,708	45.9%

        Gross profit increased $1.8 million, or 9%, in the AMS segment primarily as a result of increased sales and margins in our microelectronic modules business and increased volume in our components business due to improved factory utilization. Gross profit increased $5.9 million, or 24%, in the ATS segment primarily as a result of increased sales and margins in our communications test products business due to improved factory utilization and a favorable sales mix.

  Selling, General and Administrative Costs.

Three Months Ended December 31,	AMS	% of sales	ATS	% of sales	Corporate	Total	% of sales
(In thousands, except percentages)
2004	$7,452	16.5%	$14,913	22.2%	$4,354	$26,719	23.8%
2003	6,681	16.0%	14,303	24.7%	2,861	23,845	23.9%

        Selling, general and administrative costs increased $771,000, or 12%, in the AMS segment due primarily to increased commissions on higher sales. Selling, general and administrative costs increased $610,000, or 4% in the ATS segment due primarily to the effect of an unfavorable foreign currency exchange rate on the expenses of our foreign operations and higher commissions resulting from higher sales. Corporate selling, general and administrative expenses increased $1.5 million due primarily to increased professional fees ($800,000) and compensation expense ($576,000).

  Research and Development Costs.

Three Months Ended December 31,	AMS	% of sales	ATS	% of sales	Total	% of sales
(In thousands, except percentages)
2004	$5,775	12.8%	$9,424	14.0%	$15,199	13.5%
2003	3,793	9.1%	7,987	13.8%	11,780	11.8%

        Self-funded research and development costs increased $2.0 million, or 52%, in the AMS segment primarily due to development efforts in integrated circuits ($958,000) and microelectronic modules ($812,000). Research and development costs increased $1.4 million, or 18%, in the ATS segment primarily due to the effect of an unfavorable foreign currency exchange rate on the expenses of our foreign operations and the addition of the expenses of Celerity.

        Amortization of Acquired Intangibles.    Amortization increased $66,000, or 3%, due to the acquisition of Celerity.

        Other Expense (Income).    Interest expense decreased to $162,000 for the three months ended December 31, 2004 from $412,000 for the three months ended December 31, 2003 due to decreased debt levels. Other income of $541,000 for the three months ended December 31, 2004 consisted primarily of interest income of $470,000 and investment income of $300,000, partially offset by foreign currency transaction losses of $245,000. Other expense of $459,000 for the three months ended December 31, 2003 consisted primarily of $354,000 of foreign currency transaction losses and a $356,000 charge to adjust the fair value of property held for sale to its fair value partially offset by $84,000 of income on investments and $81,000 of interest income. Interest income increased primarily due to higher average levels of cash, cash equivalents, and marketable securities and higher market interest rates during the 2004 period.

        Provision for Income Taxes.    The income tax provision was $3.8 million (an effective income tax rate of 38.0%) for the three months ended December 31, 2004 and the income tax provision was $2.2 million (an effective income tax rate of 36.2%) for the three months ended December 31, 2003. The effective income tax rate for the two periods differed from the amount computed by applying the U.S. Federal income tax rate to income before income taxes primarily due to foreign, state and local income taxes and research and development credits.

        Income From Continuing Operations.    The income from continuing operations for the three months ended December 31, 2004 was $6.1 million, or $.08 per diluted share, versus income from continuing operations of $3.9 million, or $.06 per diluted share, for the three months ended December 31, 2003.

        Discontinued Operations.    Discontinued operations includes the results of operations of MIC, VMC and TriLink. We are currently seeking a strategic buyer for VMC but have not entered into a definitive purchase agreement.

Off-Balance Sheet Arrangements

        We are not a party to any off-balance sheet arrangements other than letters of credit totaling $6.2 million to guarantee our performance under certain government contracts.

Liquidity and Capital Resources

        As of December 31, 2004, we had $258 million in working capital. Our current ratio was 4.3 to 1 at December 31, 2004. On February 14, 2003, we executed an amended and restated revolving credit and security agreement with two banks which replaced a previous loan agreement. The amended and restated loan agreement increased the line of credit to $50 million through February 2007, continued the mortgage on our Plainview property for $2.6 million and is secured by the pledge of the stock of certain of our subsidiaries. The interest rate on revolving credit borrowings under this agreement is at various rates depending upon certain financial ratios, with the current rate substantially equivalent to prime (5.25% at December 31, 2004). The mortgage is payable in monthly installments of approximately $26,000 through March 2008 and a balloon payment of $1.6 million in April 2008. We have entered into interest rate swap agreements for the outstanding amount under the mortgage agreement at approximately 7.6% in order to reduce the interest rate risk associated with these borrowings.

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

        On July 31, 2003, we acquired RIWS for cash of $38 million and a deferred payment of up to $16.5 million depending on RIWS achieving certain performance goals for the year ending July 31, 2004. Although the Company believes that the performance goals have not been met, the determination is not final.

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

        For the six months ended December 31, 2004, our operations provided cash from continuing operations of $16.2 million. For the six months ended December 31, 2004, our investing activities used cash of $105.7 million, primarily for purchases of marketable securities, net of sales, of $97.7 million and for capital expenditures of $8.0 million. In addition, the sale of the stock of our thin film interconnect manufacturing operation resulted in net cash provided by discontinued operations of $6.3 million consisting of $8.1 million of proceeds, net of expenses, offset by $1.8 million of capital expenditures. For the six months ended December 31, 2004, our financing activities used cash of $3.4 million, including debt repayments of $4.9 million offset by stock option exercise proceeds of $1.5 million.

        We believe that existing cash, cash equivalents and marketable securities coupled with internally generated funds and available lines of credit will be sufficient for our working capital requirements, capital expenditure needs and the servicing of our debt for the foreseeable future. One of our pension plans currently is unfunded, but is expected to be funded from the cash surrender value of life insurance policies that are being held in a rabbi trust. We do not believe that the amount of the pension obligations remaining after application of such policy proceeds will be material. Our cash, cash equivalents and marketable securities, coupled with our available lines of credit, are available to fund acquisitions and other potential large cash needs that may arise. At December 31, 2004, our available unused line of credit was $43.8 million after consideration of letters of credit.

        The following table summarizes, as of December 31, 2004, our obligations and commitments to make future payments under debt and operating lease agreements:

	Payments due by period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In thousands)
Long-term debt	$5,369	$659	$1,280	$2,344	$1,086
Operating leases	41,211	7,760	11,646	7,125	14,680

Total	$46,580	$8,419	$12,926	$9,469	$15,766

        The operating lease commitments shown in the above table have not been reduced by future minimum sub-lease rentals of $17.5 million.

        In the normal course of business, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. None of these obligations are individually significant. We do not expect that these commitments, as of December 31, 2004, will have a material adverse affect on our liquidity.

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

Recently Issued Accounting Standards

        On December 31, 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" ("FSP No. 109-1"), and FASB Staff Position No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP No. 109-2"). These staff positions provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 ("AJCA") that was signed into law on October 22, 2004. FSP No. 109-1 states that the tax relief (special tax deduction for domestic manufacturing) from this legislation should be accounted for as a "special deduction" instead of a tax rate reduction. FSP No. 109-2 gives a company additional time to evaluate the effects of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. The Company is investigating the repatriation provision to determine whether it might repatriate extraordinary dividends, as defined in the AJCA. The Company is currently evaluating all available U.S. Treasury guidance, as well as awaiting anticipated further guidance. The Company expects to complete this evaluation within a reasonable amount of time after additional guidance is published.

        In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment" ("SFAS No. 123(R)"). This statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires all stock-based compensation to be recognized as an expense in the financial statements and that such cost be measured according to the fair value of stock options. SFAS 123(R) will be effective for quarterly periods beginning after June 15, 2005, which is the Company's first quarter of fiscal 2006. While the Company currently provides the pro forma disclosures required by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," on a quarterly basis (see Note 1—"Accounting for Stock-Based Compensation"), it is currently evaluating the impact this statement will have on its consolidated financial statements.

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs—an amendment of Accounting Research Bulletin No. 43, Chapter 4" ("SFAS No. 151"). SFAS No. 151 requires all companies to recognize a current period charge for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. This statement also requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the effect that this statement will have on its consolidated financial statements.

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

Forward-Looking Statements

        All statements other than statements of historical fact included in this Report on Form 10-Q, including without limitation, statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding our financial position, business outlook, business strategy and plans and objectives of our management for future operations, are forward-looking statements. When used in this Report on Form 10-Q, words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the current beliefs of our management, as well as assumptions made by and information currently available to our management. Actual results could differ materially from those contemplated by the forward-looking statements, as a result of certain factors, including but not limited to, competitive factors and pricing pressures, the divestiture of the shock and vibration control device manufacturing business, changes in legal and regulatory requirements, technological change or difficulties, product development risks, commercialization difficulties and general economic conditions and those described under "Risk Factors" above. Such statements reflect our current views with respect to the future and are subject to these and other risks, uncertainties and assumptions relating to our financial condition, results of operations, growth strategy and liquidity. We undertake no obligation to update such forward-looking statements which are made as of the date of this Report.

ITEM 3—QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risk related to changes in interest rates and to foreign currency exchange rates. Most of our debt is at fixed rates of interest or at a variable rate with an interest rate swap agreement which effectively converts the variable rate debt into fixed rate debt. Therefore, if market interest rates increase by 10 percent from levels at December 31, 2004, the effect on our net income would be insignificant. Most of our invested cash, cash equivalents and marketable securities are at variable rates of interest. If market interest rates decrease by 10 percent from levels at December 31, 2004, the effect on our net income would be a decrease of approximately $169,000 per year.

        We operate businesses that are located outside of the United States, which exposes us to the fluctuation of foreign currency exchange rates (primarily the British Pound and the Euro). If foreign currency exchange rates change by 10% from levels at December 31, 2004, the effect on our other comprehensive income would be approximately $9.4 million. We periodically enter into foreign currency forward contracts to protect us from fluctuations in exchange rates. As of December 31, 2004, we had $3.1 million of notional value foreign currency forward contracts maturing through March 2005. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts. The fair value of these contracts at December 31, 2004 was $96,000 in our favor.

ITEM 4—CONTROLS AND PROCEDURES

        Based on their evaluation as of the date of the filing of this Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified by the SEC's rules and forms.

Changes in Internal Controls

        There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        None

Item 3.    Defaults upon Senior Securities

        None

Item 4.    Submission of Matters to a Vote of Security Holders

  (a)
  The Registrant held its Annual Meeting of Stockholders on November 10, 2004.

  (b)
  Not applicable.

  (c)
  Four directors were elected at the Annual Meeting to serve until the Annual Meeting of Stockholders in 2007. The names of these directors and votes cast in favor of their election and shares withheld are as follows:

Name	Votes For	Votes Withheld
Paul Abecassis	65,811,086	401,743
Leonard Borow	64,561,214	1,651,615
Milton Brenner	64,451,609	1,761,220
Eric Edelstein	62,753,823	3,459,006

Item 5.    Other Information

        None

Item 6.    Exhibits

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

AEROFLEX INCORPORATED (REGISTRANT)
February 9, 2005	By:	/s/ MICHAEL GORIN Michael Gorin Vice Chairman, Chief Financial Officer and Principal Accounting Officer

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
AEROFLEX INCORPORATED AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
AEROFLEX INCORPORATED AND SUBSIDIARIES PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Unregistered Sales of Securities and Use of Proceeds
  Item 3. Defaults upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits
SIGNATURES