Form 10-Q
period 2005-03-31
AEROFLEX INC
filed 2005-05-10
CIK 2601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended    March 31, 2005

Commission File Number 000-02324

AEROFLEX INCORPORATED

(Exact name of Registrant as specified in its Charter)

DELAWARE	11-1974412
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

35 South Service Road P.O. Box 6022 Plainview, N.Y.	11803-0622
(Address of principal executive offices)	(Zip Code)

(516) 694-6700
(Registrant’s telephone number, including area code)

*Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

*Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	☒	No	☐

  Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

May 9, 2005	74,612,777 shares (excluding 4,388 shares held in treasury)
(Date)	(Number of Shares)

NOTE:  THIS IS PAGE 1 OF A DOCUMENT CONSISTING OF 41 PAGES.

AEROFLEX INCORPORATED

AND SUBSIDIARIES

AEROFLEX INCORPORATED

AND SUBSIDIARIES

UNAUDITED AND CONDENSED

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2005	June 30, 2004
Assets

Current assets:
Cash and cash equivalents	$8,186	$98,502
Marketable securities	117,788	—
Accounts receivable, less allowance for doubtful accounts of $1,324 and $1,618	90,110	97,031
Inventories	112,361	94,617
Deferred income taxes	18,223	16,774
Assets of discontinued operations	—	11,910
Prepaid expenses and other current assets	8,180	8,646
Total current assets	354,848	327,480

Property, plant and equipment, net	75,007	74,372
Assets of discontinued operations	—	9,717
Other assets	14,965	10,932
Intangible assets with definite lives, net	36,434	40,602
Goodwill	85,329	88,288

Total assets	$566,583	$551,391

See notes to unaudited and condensed consolidated financial statements.

	March 31, 2005	June 30, 2004
Liabilities and Stockholders’ Equity

Current liabilities:
Current portion of long-term debt	$660	$4,770
Accounts payable	28,663	25,293
Advance payments by customers	11,333	11,725
Income taxes payable	2,359	1,088
Liabilities of discontinued operations	—	4,573
Accrued payroll expenses	15,561	13,966
Accrued expenses and other current liabilities	25,385	28,200
Total current liabilities	83,961	89,615

Long-term debt	4,607	5,505
Deferred income taxes	9,878	9,445
Liabilities of discontinued operations	—	3,613
Other long-term liabilities	18,587	16,116
Total liabilities	117,033	124,294

Stockholders’ equity:
Preferred stock, par value $.10 per share; authorized 1,000 shares:	—	—
Series A Junior Participating Preferred Stock, par value $.10 per share, authorized 110; none issued
Common Stock, par value $.10 per share; authorized 110,000 shares; issued 74,615 and 74,282 shares	7,462	7,428
Additional paid-in capital	372,772	370,491
Accumulated other comprehensive income	16,614	11,387
Retained earnings	52,716	37,805
	449,564	427,111

Less: Treasury stock, at cost (4 shares)	14	14
Total stockholders’ equity	449,550	427,097

Total liabilities and stockholders’ equity	$566,583	$551,391

See notes to unaudited and condensed consolidated financial statements.

AEROFLEX INCORPORATED

AND SUBSIDIARIES

UNAUDITED AND CONDENSED

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share data)

	Nine Months Ended March 31,
	2005	2004
		(Note 3)

Net sales	$335,406	$288,792
Cost of sales	176,802	155,985
Gross profit	158,604	132,807

Selling, general and administrative costs (including restructuring charges of $1,678 in 2005)	81,597	66,942
Research and development costs	45,122	34,987
Amortization of acquired intangibles	6,164	5,448
Acquired in-process research and development costs
(Note 2)	—	4,220
	132,883	111,597
Operating income	25,721	21,210

Other income (expense)
Interest expense	(738)	(1,075)
Other income (expense)	1,371	(2,120)
Total other income (expense)	633	(3,195)

Income from continuing operations before income taxes	26,354	18,015
Provision for income taxes	9,947	6,523
Income from continuing operations	16,407	11,492

Discontinued operations
Income (loss) from discontinued operations, net of tax provision (benefit) of $(319) and $(843)	(538)	(1,676)
Income (loss) on disposal of operations, net of tax provision (benefit) of $574 and $(3,153)	(958)	(5,947)
Income (loss) from discontinued operations, net of tax	(1,496)	(7,623)

Net income	$14,911	$3,869

Income (loss) per common share:
Basic
Continuing operations	$0.22	$0.18
Discontinued operations	(0.02)	(0.12)
Net income	$0.20	$0.06

Diluted
Continuing operations	$0.22	$0.17
Discontinued operations	(0.02)	(0.12)
Net income	$0.20	$0.05

Weighted average number of common shares outstanding:
Basic	74,595	65,773
Diluted	76,047	67,689

See notes to unaudited and condensed consolidated financial statements.

	Three Months Ended March 31,
	2005	2004
		(Note 3)

Net sales	$113,755	$113,117
Cost of sales	59,963	59,809
Gross profit	53,792	53,308

Selling, general and administrative costs (including restructuring charges of $1,678 in 2005)	30,110	25,185
Research and development costs	15,379	13,342
Amortization of acquired intangibles	2,063	2,132
	47,552	40,659
Operating income	6,240	12,649

Other income (expense)
Interest expense	(316)	(343)
Other income (expense)	406	(1,906)
Total other income (expense)	90	(2,249)

Income from continuing operations before income taxes	6,330	10,400
Provision for income taxes	2,464	3,782
Income from continuing operations	3,866	6,618

Discontinued operations
Income (loss) from discontinued operations, net of tax provision (benefit) of $(66) and $(36)	4	(753)
Income (loss) on disposal of operations, net of tax provision (benefit) of $574 and $0	102	—
Income (loss) from discontinued operations, net of tax	106	(753)

Net income	$3,972	$5,865

Income (loss) per common share:
Basic
Continuing operations	$0.05	$0.10
Discontinued operations	—	(0.01)
Net income	$0.05	$0.09

Diluted
Continuing operations	$0.05	$0.09
Discontinued operations	—	(0.01)
Net income	$0.05	$0.08

Weighted average number of common shares outstanding:
Basic	74,714	68,804
Diluted	75,842	71,436

See notes to unaudited and condensed consolidated financial statements.

AEROFLEX INCORPORATED

AND SUBSIDIARIES

UNAUDITED AND CONDENSED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended March 31,
	2005	2004
Cash Flows From Operating Activities:
Net income	$14,911	$3,869
Loss from discontinued operations	1,496	7,623
Income from continuing operations	16,407	11,492
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Acquired in-process research and development	—	4,220
Depreciation and amortization	17,592	15,623
Deferred income taxes	(1,222)	(1,460)
Other, net	(256)	(155)
Change in operating assets and liabilities, net of effects from purchases of businesses:
Decrease (increase) in accounts receivable	6,568	(8,069)
Decrease (increase) in inventories	(16,454)	(9,035)
Decrease (increase) in prepaid expenses and other assets	(1,677)	(1,167)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	7,944	3,651

Net Cash Provided By (Used In) Continuing Operations	28,902	15,100
Net Cash Provided By (Used In) Discontinued Operations	(1,127)	2,641
Net Cash Provided By Operating Activities	27,775	17,741

Cash Flows From Investing Activities:
Payment for purchase of businesses, net of cash acquired	—	(61,462)
Capital expenditures	(11,163)	(7,275)
Purchase of marketable securities	(514,978)	—
Sale of marketable securities	397,190	—
Other, net	11	30

Net Cash Provided By (Used In) Continuing Operations	(128,940)	(68,707)
Net Cash Provided By (Used In) Discontinued Operations	14,186	(282)
Net Cash Provided By (Used In) Investing Activities	(114,754)	(68,989)

Cash Flows From Financing Activities:
Net proceeds from issuance of common stock	—	91,251
Borrowings under debt agreements	37	26,115
Debt repayments	(5,045)	(27,341)
Proceeds from the exercise of stock options	1,548	4,393

Net Cash Provided By (Used In) Financing Activities	(3,460)	94,418
Effect of Exchange Rate Changes on Cash and Cash Equivalents	123	(669)

Net Increase (Decrease) In Cash and Cash Equivalents	(90,316)	42,501
Cash And Cash Equivalents At Beginning Of Period	98,502	51,307
Cash And Cash Equivalents At End Of Period	$8,186	$93,808

See notes to unaudited and condensed consolidated financial statements.

AEROFLEX INCORPORATED

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.               Basis of Presentation

The condensed consolidated balance sheet of Aeroflex Incorporated and Subsidiaries (“the Company”) as of March 31, 2005, the related condensed consolidated statements of operations for the nine and three months ended March 31, 2005 and 2004, and the condensed consolidated statements of cash flows for the nine months ended March 31, 2005 and 2004 have been prepared by the Company and are unaudited.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2005 and for all periods presented have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2004 annual report to shareholders.  There have been no changes of significant accounting policies since June 30, 2004.

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

For arrangements other than certain long-term contracts, revenue (including shipping and handling fees) is recognized when products are shipped and title has passed to the customer.  If title does not pass until the product reaches the customer’s delivery site, then recognition of the revenue is deferred until that time.  Revenues associated with certain long-term contracts are recognized in accordance with Statement of Position No. 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”).  Under SOP 81-1, the Company uses the percentage-of-completion method, whereby revenues and associated costs are recognized as work on a contract progresses.  The Company measures the extent of progress toward completion generally based upon one of the following (based upon an assessment of which method most closely aligns to the underlying earnings process): (i) the units-of-delivery method, (ii) the cost-to-cost method, using the ratio of contract costs incurred as a percentage of total estimated costs at contract completion (based upon engineering and production estimates), or (iii) the achievement of contractual milestones.  Provisions for anticipated losses or revisions in estimated profits on contracts-in-process are recorded in the period in which such anticipated losses or revisions become evident.  Revenue from software support and maintenance contracts is recognized ratably over the term of the contract in accordance with SOP-97-2, “Software Revenue Recognition.”

Certain of the Company’s sales are to distributors which have a right to return some portion of product within eighteen months of sale.  The Company recognizes revenue on these sales at the time of shipment to the distributor as these sales meet all of the criteria of Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition When Right of Return Exists.”  Historically, the returns under these arrangements have been insignificant and can be reasonably estimated.  An estimate of such returns is recorded at the time sales are recognized.

Financial Instruments

Foreign currency contracts are used to protect the Company from fluctuations in exchange rates.  The Company entered into foreign currency contracts, which are not designated as hedges, and the change in fair value is included in income currently, within other income (expense).  As of March 31, 2005, the Company had $2.6 million of notional value foreign currency forward contracts maturing through June 2005.  Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts.  The fair value of these contracts at March 31, 2005 was $19,000 less than the notional value.

The Company accounts for its interest rate swap derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.  This statement requires companies to record derivatives on the balance sheet as assets or liabilities at their fair value.  For derivatives designated and qualifying as effective cash flow hedges under SFAS No. 133, changes in the fair value of such derivatives are recorded as components of other comprehensive income.  For derivatives that are deemed ineffective, the changes are recorded as gains or losses in other income (expense).

Marketable Securities

Marketable securities are classified as available-for-sale and are recorded at fair market value with unrealized gains and losses, net of taxes, reported as a separate component of shareholders’ equity.  Realized gains and losses and declines in market value judged to be other than temporary, of which there were none, are included in other income.  Interest and dividends are also included in other income.  Marketable securities consist solely of auction rate bonds.

Accounting for Stock-Based Compensation

The Company records compensation expense for employee and director stock options only if the current market price of the underlying stock exceeds the exercise price on the date of the grant.  The Company has chosen not to implement the fair value based accounting method for employee and director stock options, but has elected to disclose the pro forma income and income per share as if such method had been used to account for stock-based compensation costs as described in SFAS No. 123 as amended by SFAS 148.

The per share weighted average fair value of stock options granted during the nine months ended March 31, 2005 was $5.05 on the date of grant.  The fair value was determined using the Black Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 0%, risk free interest rate of 4.3%, expected volatility of 46%, and an expected life of 6.1 years.  The per share weighted average fair value of stock options granted during the nine months ended March 31, 2004 was $6.82 on the date of grant.  The fair value was determined using the Black Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 0%, risk free interest rate of 4.4%, expected volatility of 77% and an expected life of 5.2 years.

The Company’s net income and net income per share using the pro forma fair value compensation cost method would have been:

	Nine Months Ended March 31,		Three Months Ended March 31,
	2005	2004	2005	2004
	(In thousands, except per share data)

Net income	$14,911	$3,869	$3,972	$5,865

Deduct: Total stock-based employee compensation expense determined under fair value based method for all grants, net of tax	(9,545)	(8,539)	(3,070)	(3,241)

Pro forma net income (loss)	$5,366	$(4,670)	$902	$2,624

Net income per share:
Basic - as reported	$0.20	$0.06	$0.05	$0.09
Basic - pro forma	$0.07	$(0.07)	$0.01	$0.04

Diluted - as reported	$0.20	$0.05	$0.05	$0.08
Diluted - pro forma	$0.07	$(0.07)	$0.01	$0.04

Recently Issued Accounting Standards

In April 2005, the  Financial Accounting Standards Board (“FASB”)issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations – An Interpretation of FASB Statement No. 143.”  FIN 47 clarifies the terms of FASB Statement No. 143 and requires an entity to recognize a liability for a conditional asset retirement obligation if the entity has sufficient information to reasonably estimate its fair value.  FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005.  The Company is currently evaluating the impact of this standard on its financial statements.

On December 31, 2004, the FASB issued FASB Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP No. 109-1”), and FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP No. 109-2”).  These staff positions provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 (“AJCA”) that was signed into law on October 22, 2004.  FSP No. 109-1 states that the tax relief (special tax deduction for domestic manufacturing) from this legislation should be accounted for as a “special deduction” instead of a tax rate reduction.  FSP No. 109-2 gives a company additional time to evaluate the effects of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109.  The Company is investigating the repatriation provision to determine whether it might repatriate extraordinary dividends, as defined in the AJCA.  The Company is currently evaluating all available U.S. Treasury guidance, as well as awaiting anticipated further guidance.  The Company expects to complete this evaluation within a reasonable amount of time after additional guidance is published.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”).  This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123(R) requires all stock-based compensation to be recognized as an expense in the financial statements and that such cost be measured according to the fair value of stock options.  SFAS 123(R) will be effective for fiscal years beginning after June 15, 2005, which is the Company’s first quarter of fiscal 2006.  While the Company currently provides the pro forma disclosures required by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” on a quarterly basis (see Note 1 - “Accounting for Stock-Based Compensation”), it is currently evaluating the impact this statement will have on its consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - an amendment of Accounting Research Bulletin No. 43, Chapter 4,” (“SFAS No. 151”).  SFAS No. 151 requires all companies to recognize a current period charge for abnormal amounts of idle facility expense, freight, handling costs and wasted materials.  This statement also requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities.  SFAS No. 151 will be effective for fiscal years beginning after June 15, 2005.  The Company is currently evaluating the effect that this statement will have on its consolidated financial statements.

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

The developed technology, tradenames and customer related intangibles are being amortized on a straight-line basis over a range of 1 to 8 years. Approximately $5.4 million of the goodwill is deductible for tax purposes.  At the acquisition date, the acquired in-process research and development was not considered to have reached technological feasibility and had no alternative future uses.  Therefore, in accordance with accounting principles generally accepted in the United States of America, the value of such has been expensed in the quarter ended September 30, 2003 in operating costs.  The allocation to in-process research and development represents the estimated fair value of such incomplete research and development, at the acquisition date, based on future cash flows that have been adjusted by the respective projects’ completion percentage.  As of the acquisition date, cash flows from these projects were expected to commence in calendar year 2004.  A 35% risk adjusted discount rate was applied to the projects’ cash flows in determining fair value. At the acquisition date, RIWS was conducting design, development, engineering and testing activities associated with the completion of new 2.5G and 3G protocol and conformance testers.

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

The developed technology, customer related intangibles, and tradenames are being amortized on a straight-line basis over a range of 1 to 15 years. The goodwill is not deductible for tax purposes.  At the acquisition date, the acquired in-process research and development was not considered to have reached technological feasibility and had no alternative future uses.  Therefore, in accordance with accounting principles generally accepted in the United States of America, the value of such has been expensed in the quarter ended September 30, 2003 in operating costs.  The allocation to in-process research and development represents the estimated fair value of such incomplete research and development, at the acquisition date, based on future cash flows that have been adjusted by the respective projects’ completion percentage.  As of the acquisition date, cash flows from these projects were expected to commence in fiscal year 2004.  A 30% risk adjusted discount rate was applied to the projects’ cash flows in determining fair value.  At the acquisition date, MCE was conducting development activities associated with the completion of certain high frequency component technology.

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

The developed technology is being amortized on a straight-line basis over 7 years.  The goodwill is fully deductible for tax purposes.  At the acquisition date, the acquired in-process research and development was not considered to have reached technological feasibility and had no alternative future uses.  Therefore, in accordance with accounting principles generally accepted in the United States of America, the value of such has been expensed in the quarter ended December 31, 2003 in operating costs.  The allocation to in-process research and development represents the estimated fair value of such incomplete research and development, at the acquisition date, based on future cash flows that have been adjusted by the respective projects’ completion percentage.  As of the acquisition date, cash flows from these projects were expected to commence in fiscal year 2005.  A 35% risk adjusted discount rate was applied to the projects’ cash flows in determining fair value.  At the acquisition date, Celerity was conducting development activities associated with the completion of its next generation modular technology.

Pro Forma Results of Operations - RIWS, MCE and Celerity

Summarized below are the unaudited pro forma results of operations of the Company as if RIWS, MCE and Celerity had been acquired at the beginning of the fiscal period presented.  The $4.2 million write-off of in-process research and development has been included in the March 31, 2004 pro forma income in order to provide comparability to the respective historical period.

Pro forma Nine Months Ended March 31, 2004
(In thousands)

Net sales	$302,138
Net income	763
Net income per share
Basic	$0.01
Diluted	$0.01

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

Intangibles with Definite Lives

The components of amortizable intangible assets are as follows:

	As of March 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In thousands)

Existing technology	$50,878	$18,811	$32,067
Tradenames	2,334	1,327	1,007
Customer related intangibles	4,507	1,147	3,360
Total	$57,719	$21,285	$36,434

The estimated aggregate amortization expense for each of the twelve-month periods ending March 31, is as follows:

(In thousands)

2006	$8,102
2007	7,403
2008	6,778
2009	4,649
2010	3,466

Goodwill

The carrying amount of goodwill is as follows:

	Balance as of July 1, 2004	Adjustment (Note a)	Adjustment (Note b)	Adjustment (Note c)	Balance as of March 31, 2005
	(In thousands)

Microelectronic solutions segment	$46,371	$317	$—	$—	$46,688
Test solutions segment	41,917	(2,059)	(1,912)	695	38,641
Total	$88,288	$(1,742)	$(1,912)	$695	$85,329

Note a -                                                      These adjustments to goodwill recorded during the period pertain to final adjustments to the fair value of assets and liabilities assumed in the acquisitions of MCE in the Microelectronic Solutions segment and of RIWS and Celerity in the Test Solutions segment.

Note b -                                                     This adjustment to goodwill is a result of a reduction in the purchase price of RIWS in connection with the amount of actual working capital acquired as of acquisition date.

Note c -                                                      The goodwill increased due to changes in foreign currency exchange rates.

3.               Discontinued Operations

As a result of continued operating losses, the Board of Directors of the Company, in February 2004, approved a formal plan to divest the Company’s thin film interconnect manufacturing operation (“MIC”) and to seek a strategic buyer.  This operation had previously been included in the Microelectronic Solutions segment.  As a result of this decision, the Company recorded a $9.1 million ($5.9 million, net of tax) loss on disposal in the quarter ended December 31, 2003.  This charge included a cash requirement of $2.6 million primarily for existing equipment leases, and a non-cash charge of $6.5 million for the write down of goodwill, other intangibles and owned equipment.

In September 2004, the Company sold the stock of MIC for $8.8 million and recorded an additional net loss on disposal of $1.3 million.  Since the sale of the stock created a capital loss for tax purposes and the Company has no current capital gains to offset it, the Company recorded a full valuation allowance against the tax benefit.  Under the terms of the sale agreements, the Company has retained certain liabilities relating to potential adverse environmental conditions that may exist as of the date of sale, litigation pending against MIC as of the date of sale and product defects in products designed, developed, manufactured or sold by MIC prior to the sale date which result in a recall, withdrawal or market suspension of the product or result in injury to persons or property. Management believes these contingencies will not have a material adverse effect on the Company’s consolidated financial statements.

In June 2004, the Board of Directors of the Company approved a formal plan to divest the Company’s shock and vibration control device manufacturing business (“VMC”) and to seek a strategic buyer.  This operation had previously comprised the Isolator Products segment.  In March 2005, the Company sold the net assets of VMC for $8.4 million in cash.  The Company recorded a $300,000 net gain on disposition.  Under the terms of the sale agreements, the Company has retained certain liabilities relating to adverse environmental conditions that currently exist at the premises occupied by VMC, litigation pending against VMC as of the date of sale, and to the extent covered by insurance, for product liability for products sold prior to the closing date. The Company has recorded a reserve for the estimated remediation costs related to adverse environmental conditions that currently exist at the premises occupied by VMC.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, these business units and TriLink (which was discontinued in December 2002) have been reported as discontinued operations and, accordingly, income and losses from operations and the losses on disposal have been reported separately from continuing operations.  Net sales and income (loss) from discontinued operations (including loss on disposal) for the nine months ended March 31, 2005 and 2004 were as follows:

	Nine Months Ended March 31,
	2005	2004
	(In thousands)

Net sales
MIC	$3,313	$7,150
VMC	12,406	11,393
TriLink	—	—
	$15,719	$18,543

Income (loss) from discontinued operations
MIC	$(1,081)	$(7,915)
VMC	(429)	292
TriLink	14	—
	$(1,496)	$(7,623)

To conform with this presentation, all prior periods have been restated.  As a result, the assets and liabilities of the discontinued operations have been reclassified on the balance sheet from the historical classifications and presented under the captions “assets of discontinued operations” and “liabilities of discontinued operations,” respectively.  As of March 31, 2005 and June 30, 2004, the net assets of the discontinued operations consisted of the following:

	March 31, 2005	June 30, 2004
	(In thousands)
Accounts receivable	$—	$5,133
Inventory	—	5,247
Prepaid and other current assets	—	1,530
Current assets	—	11,910
Property, plant & equipment, net	—	5,543
Other assets	—	2,624
Intangibles	—	1,550
Non-current assets	—	9,717
Total assets	—	21,627

Accounts payable	—	704
Accrued expenses	—	3,869
Current liabilities	—	4,573
Long term debt	—	3,565
Other long term liabilities	—	48
Long term liabilities	—	3,613
Total liabilities	—	8,186

Net assets	$—	$13,441

4.                     Earnings Per Share

In accordance with SFAS No. 128 “Earnings Per Share,” net income per common share (“Basic EPS”) is computed by dividing net income by the weighted average common shares outstanding.  Net income per common share, assuming dilution (“Diluted EPS”) is computed by dividing net income by the weighted average common shares outstanding plus potential dilution from the exercise of stock options. A reconciliation of the numerators and denominators of the Basic EPS and Diluted EPS calculations for continuing operations is as follows:

	Nine Months Ended March 31,
	2005	2004
	(In thousands, except per share data)

Income from continuing operations	$16,407	$11,492

Computation of adjusted weighted average shares outstanding:
Weighted average shares outstanding	74,595	65,773
Add: Effect of dilutive options outstanding	1,452	1,916
Weighted average shares and common share equivalents used for computation of diluted earnings per common share	76,047	67,689

Income from continuing operations per share:
- Basic	$0.22	$0.18
- Diluted	$0.22	$0.17

	Three Months Ended March 31,
	2005	2004
	(In thousands, except per share data)

Income from continuing operations	$3,866	$6,618

Computation of adjusted weighted average shares outstanding:
Weighted average shares outstanding	74,714	68,804
Add: Effect of dilutive options outstanding	1,128	2,632
Weighted average shares and common share equivalents used for computation of diluted earnings per common share	75,842	71,436

Income from continuing operations per share:
- Basic	$0.05	$0.10
- Diluted	$0.05	$0.09

Options to purchase 9.6 million shares at exercise prices ranging between $10.66 and $34.41 per share were outstanding as of March 31, 2005 but were not included in the computation of diluted EPS because the exercise prices of these options were greater than the average market price of the common shares.

5.                     Comprehensive Income

The components of comprehensive income are as follows:

	Nine Months Ended March 31,		Three Months Ended March 31,
	2005	2004	2005	2004
	(In thousands)

Net income	$14,911	$3,869	$3,972	$5,865

Unrealized gain (loss) on interest rate swap agreements, net of tax	57	63	37	(15)

Foreign currency translation adjustment	5,170	9,341	(1,894)	6,066

Total comprehensive income	$20,138	$13,273	$2,115	$11,916

Accumulated other comprehensive income (loss) is as follows:

	Gain (Loss) on Interest Rate Swap Agreements (net of tax)	Minimum Pension Liability Adjustment (net of tax)	Foreign Currency Translation Adjustment	Total (net of tax)
	(In thousands)

Balance, July 1, 2004	$(129)	$(2,208)	$13,724	$11,387
Nine months activity	57	—	5,170	5,227
Balance, March 31, 2005	$(72)	$(2,208)	$18,894	$16,614

6.                     Bank Loan Agreements

On February 14, 2003, the Company executed an amended and restated revolving credit and security agreement with two banks which replaced a previous loan agreement. The amended and restated loan agreement increased the line of credit to $50 million through February 2007, continued the mortgage on the Company’s Plainview property for $2.6 million and is secured by the pledge of the stock of certain of the Company’s subsidiaries.  The interest rate on revolving credit borrowings under this agreement is at various rates depending upon certain financial ratios, with the current rate substantially equivalent to prime (5.75% at March 31, 2005). The Company paid a facility fee of $125,000 and is required to pay a commitment fee of .25% per annum of the average unused portion of the credit line.  At March 31, 2005, the Company’s available unused line of credit was approximately $41.8 million after consideration of letters of credit. The mortgage is payable in monthly installments of approximately $26,000 through March 2008 and a balloon payment of $1.6 million in April 2008.  The Company has entered into interest rate swap agreements for the outstanding amount under the mortgage agreement at approximately 7.6% in order to reduce the interest rate risk associated with these borrowings.

These instruments have been designated and qualify as effective cash flow hedges. The fair market value of the interest rate swap agreements was $114,000 as of March 31, 2005 in favor of the banks.  If this mortgage was prepaid, although the Company has no intention of doing so, the $114,000 would be charged to the statement of operations at that time.

The terms of the loan agreement require compliance with certain covenants including minimum consolidated tangible net worth and pretax earnings, maintenance of certain financial ratios, limitations on indebtedness and prohibition of the payment of cash dividends.  The Company is currently in full compliance with all of the covenants contained in the loan agreement, as amended.

7.               Inventories

Inventories consist of the following:

	March 31, 2005	June 30, 2004
	(In thousands)

Raw materials	$41,310	$35,228
Work in process	48,547	40,248
Finished goods	22,504	19,141
	$112,361	$94,617

8.               Product Warranty

The Company warrants its products against defects in design, materials and workmanship, generally for one year from their date of shipment.  A provision for estimated future costs relating to these warranties is recorded when revenue is recorded and is included in cost of goods sold.

Activity related to the Company’s product warranty liability was as follows:

	Nine months ended March 31,
	2005	2004
	(In thousands)

Balance at beginning of period	$1,702	$1,308
Provision for warranty obligations	1,537	1,010
Charges incurred	(1,377)	(1,026)
Acquired warranty obligations	(194)	187

Balance at end of period	$1,668	$1,479

9.               Defined Benefit Pension Plans

Effective January 1, 1994, the Company established a Supplemental Executive Retirement Plan (the “SERP”) which provides retirement, death and disability benefits to certain of its officers.  On September 3, 2003, the Company acquired MCE, including its defined benefit pension plan (the “MCE Plan”).  The MCE Plan has been frozen since December 31, 1993.

Components of Net Periodic Benefit Cost

	Nine Months Ended March 31,
	2005	2004
	(In thousands)

Service cost	$403	$313
Interest cost	509	484
Expected return on plan assets	(93)	(73)
Amortization of net transition (asset) obligation	28	28
Recognized actuarial (gain) loss	150	150
Net periodic benefit cost	$997	$902

The Company previously disclosed in its financial statements for the year ended June 30, 2004, that it expected to contribute $253,000 to its pension plan in the fiscal year ended June 30, 2005.  As of March 31, 2005, $339,000 of actual contributions have been made.  The Company does not anticipate making any more contributions in the fiscal year ending June 30, 2005.

10.         Income Taxes

The Company recorded credits of $766,000 and $2.2 million to additional paid-in capital during the nine months ended March 31, 2005 and 2004, respectively, in connection with the tax benefit related to compensation deductions on the exercise of stock options. The Company made income tax payments of $8.3 million and $6.0 million and received refunds of $8,000 and $72,000 for the nine months ended March 31, 2005 and 2004, respectively.

11.         Contingencies

The Company recently has learned that it inadvertently may have violated certain International Traffic in Arms Regulations (ITAR) by exporting certain products and services without licenses.  These exports resulted from an error in classifying the products and services as commercial rather than military.  The Company has prepared and filed a voluntary disclosure with the State Department in which the details of the exports and erroneous classifications are described.  At this time, it is not possible to determine whether any fines or other penalties will be asserted against the Company, or the materiality of any outcome.

We are involved in various other legal matters.  We believe the outcome of these other legal matters will not have a material effect upon us.

12.         Business Segments

The Company’s business segments and major products included in each segment, are as follows:

Microelectronic Solutions:	Test Solutions:
a)Microelectronic Modules and Components	a)Instrument Products
b)Integrated Circuits	b)Motion Control Systems

	For the Nine Months Ended March 31,
	2005	2004
	(In thousands)
Business Segment Data:
Net sales:
Microelectronic solutions	$140,527	$114,083
Test solutions	194,879	174,709
Net sales	$335,406	$288,792

Segment adjusted operating income (1):
Microelectronic solutions	$32,436	$28,487
Test solutions	15,745	10,776
General corporate expense	(14,618)	(8,385)
	33,563	30,878
Amortization of acquired intangibles
- AMS	(1,621)	(1,419)
- ATS	(4,543)	(4,029)
Restructuring charges (2)	(1,678)	—
Acquired in-process research and development (3)	—	(4,220)
Interest expense	(738)	(1,075)
Other income (expense), net	1,371	(2,120)
Income from continuing operations before income taxes	$26,354	$18,015

	For the Three Months Ended March 31,
	2005	2004
	(In thousands)
Net sales:
Microelectronic solutions	$47,882	$45,364
Test solutions	65,873	67,753
Net sales	$113,755	$113,117

Segment adjusted operating income (1):
Microelectronic solutions	$11,862	$11,998
Test solutions	4,828	6,507
General corporate expense	(6,709)	(3,724)
	9,981	14,781
Amortization of acquired intangibles
- AMS	(534)	(564)
- ATS	(1,529)	(1,568)
Restructuring charges (2)	(1,678)	—
Interest expense	(316)	(343)
Other income (expense), net	406	(1,906)
Income from continuing operations before income taxes	$6,330	$10,400

(1)Management evaluates the operating results of the two segments based upon reported operating income, before costs related to restructuring, in-process research and development charges, and amortization of acquired intangibles..

(2)For the three and nine months ended March 31, 2005, the operating income of the Test Solutions segment has been adjusted to exclude the restructuring charges of $1.7 million for the reorganization of certain of the company’s European operations.

(3)For the nine months ended March 31, 2004, the charges for the write-off of in-process research and development acquired in the purchase of RIWS ($2.7 million) and Celerity ($1.1 million) are allocable to the Test Solutions segment and the charge for MCE ($420,000) is allocable to the Microelectronic Solutions segment.

The Company is a manufacturer of advanced technology systems and components for commercial industry, government and defense contractors.  Approximately 32% and 33% of the Company’s sales for the nine months ended March 31, 2005 and 2004, respectively, were to agencies of the United States government or to prime defense contractors or subcontractors of the United States government.  No one customer constituted more than 10% of the Company’s sales during any year in the periods presented.  Inter-segment sales were not material and have been eliminated from the tables below.

Most of the Company’s operations are located in the United States, however, it also has operations in Europe and Asia.  Both IFR, which was acquired in May 2002, and RIWS, which was acquired in July 2003 have significant operations in the United Kingdom.  Specifically, net sales from facilities located in the United Kingdom were approximately $98.1 million for the nine months ended March 31, 2005.  Total assets of the United Kingdom operations were $116.8 million as of March 31, 2005.

Revenues, based on the customers’ locations, attributed to the United States and other regions are as follows:

	For the Nine Months Ended March 31,
	2005	2004
	(In thousands)

United States of America	$197,917	$184,560
Europe and Middle East	89,057	76,373
Asia and Australia	44,019	23,483
Rest of World	4,413	4,376
	$335,406	$288,792

	For the Three Months Ended March 31,
	2005	2004
	(In thousands)

United States of America	$62,560	$70,545
Europe and Middle East	29,716	29,764
Asia and Australia	19,907	10,359
Rest of World	1,572	2,449
	$113,755	$113,117

13.         Restructuring Charges

In March 2005, the Company initiated strategic plans to reorganize certain of its European operations in its Test Solutions business segment.  The Company recorded a charge of $1.7 million ($1.0 million, net of taxes) for workforce reductions primarily in management, sales, and engineering.  At March 31, 2005, approximately $1.0 million remains to be paid and is included in accrued liabilities.  The restructuring charge was allocated entirely to selling, general and administrative costs and is expected to generate a savings of approximately $2.0 million per year.

14.         Subsequent Event

In April 2005, the Company acquired all of the outstanding stock of JcAIR, Inc. (“JcAIR”) for $35 million in cash. JcAIR, which will be included in the Test Solutions segment, provides customized avionics test solutions for manufacturing, repair, and ground support operations.

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

Test Solutions

We design, develop and manufacture a broad line of test equipment which includes:

•                  Wireless Test Equipment

•                  Frequency Synthesizers

•                  Radio Test Equipment

•                  Synthetic Test Systems

•                  Avionics Test Equipment

•                  Other General Purpose Test Equipment

We recently acquired three businesses in this segment:

•                  In July 2003, we acquired Racal Instruments Wireless Solutions Group (“RIWS”) which added the bulk of the wireless test equipment capabilities referred to above.

•                  In October 2003, we acquired the business of Celerity Systems, Inc., which designs, develops and manufactures modular digital test and measurement solutions for the communications, satellite, wireless and broadband test markets, including broadband signal generators.

•                  In April 2005, we acquired JcAIR, Inc., which provides customized avionics test solutions, both manual and automated, for manufacturing, repair, and ground support operations.

We also design, develop and produce motion control systems including stabilization and tracking devices, magnetic motors and scanning devices.

Our operating strategy is based on the following key objectives:

•                  to strengthen and expand our portfolio of proprietary technologies;

•                  to broaden the applications and target markets for our existing products;

•                  to expand the scope of our content in our customers’ products;

•                  to increase our operating efficiencies;

•                  to maintain a conservative capital structure; and

•                  to opportunistically pursue strategic acquisitions.

As a result of continued operating losses, our Board of Directors, in February 2004, approved a plan to divest our thin film interconnect manufacturing operation (“MIC”) and to seek a strategic buyer.  As a result of this decision, we recorded a $9.1 million ($5.9 million, net of tax) loss on disposal in December 2003.  This charge included a cash requirement of $2.6 million primarily for existing equipment leases, and a non-cash charge of $6.5 million for the write down of goodwill, other intangibles and owned equipment.  In accordance with SFAS 144, we have reported the loss on disposal and the results of operations of this business as income (loss) from discontinued operations and all prior periods have been restated in order to conform to this presentation. MIC designs, develops, manufactures and markets microelectronic products in the form of passive thin film circuits and interconnects.  In September 2004, we sold the stock of MIC for $8.8 million and recorded an additional loss on disposal of $1.3 million. Under the terms of the sale agreements, we have retained certain liabilities relating to potential adverse environmental conditions that may exist as of the date of sale, litigation pending against MIC as of the date of sale and product defects in products designed, developed, manufactured or sold by MIC prior to the sale date which result in a recall, withdrawal or market suspension of the product or result in injury to persons or property.  We believe these contingencies will not have a material adverse effect on our consolidated financial statements.

In June 2004, our Board of Directors approved a formal plan to divest our shock and vibration control device manufacturing business (“VMC”), and to seek a strategic buyer.  This operation had previously comprised the Isolator Products segment.  In accordance with SFAS 144, we have reported the results of operations of this business as income (loss) from discontinued operations and all prior periods have been restated in order to conform to this presentation.  In March 2005, we sold the net assets of VMC  for $8.4 million in cash.  We recorded a $300,000 net gain on disposition.   We retained liabilities relating to adverse environmental conditions that currently exist at the premises occupied by VMC, litigation pending against VMC as of the date of sale and, to the extent covered by insurance, for product liability for products sold prior to the clsing date.  The Company has recorded a reserve for the estimated remediation costs during the quarter ended December 31, 2004.

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

Nine Months Ended March 31, 2005 Compared to Nine Months Ended March 31, 2004

Net Sales.  Net sales increased 16% to $335.4 million for the nine months ended March 31, 2005 from $288.8 million for the nine months ended March 31, 2004.  Net sales in the microelectronic solutions (“AMS”) segment increased 23% to $140.5 million for the nine months ended March 31, 2005 from $114.1 million for the nine months ended March 31, 2004 due to the acquisition of MCE in September 2003, organic growth in MCE since last year and also as a result of increased sales of our microelectronic modules and integrated circuits.  Net sales in the test solutions (“ATS”) segment increased 12% to $194.9 million for the nine months ended March 31, 2005 from $174.7 million for the nine months ended March 31, 2004 due to increased sales of our communication test products business, organic growth in RIWS which was acquired in July 2003 and the effect of a favorable foreign currency exchange rate on sales of our foreign operations.

Gross Profit.   Cost of sales includes materials, direct labor and overhead expenses such as engineering labor, fringe benefits, allocable occupancy costs, depreciation and manufacturing supplies.

Nine Months Ended March 31,	AMS	% of sales	ATS	% of sales	Total	% of sales
(In thousands, except percentages)

2005	$70,851	50.4%	$87,753	45.0%	$158,604	47.3%
2004	57,271	50.2%	75,536	43.2%	132,807	46.0%

Gross profit increased $13.6 million, or 24%, in the AMS segment as a result of the effect of the acquisition of MCE in September 2003, organic growth in MCE since last year in volume  and increased sales in our microelectronic modules and integrated circuits businesses.  Gross profit increased $12.2 million, or 16%, in the ATS segment as a result of organic growth in RIWS since last year in volume, favorable foreign currency exchange rates, and increased sales and margins in our communications test products business due to improved factory utilization and a favorable sales mix.

Selling, General and Administrative Costs.  Selling, general and administrative costs include office and management salaries, fringe benefits, commissions, insurance and professional fees.

Nine Months Ended March 31,	AMS	% of sales	ATS	% of sales	Corporate	Total	% of sales
(In thousands, except percentage)

2005	$21,807	15.5%	$45,172	23.2%	$14,618	$81,597	24.3%
2004	18,038	15.8%	40,519	23.2%	8,385	66,942	23.2%

Selling, general and administrative costs increased $3.8 million, or 21%, in the AMS segment due to the addition of the expenses of MCE and increased commissions.  Selling, general and administrative costs increased $4.7 million, or 11% in the ATS segment due to the effect of an unfavorable foreign currency exchange rate on the expenses of our foreign operations and increased commissions on higher sales and $1.7 million of restructuring charges in certain of our foreign subsidiaries for the consolidation of certain of our European operations.  Corporate selling, general and administrative expenses increased $6.2 million due primarily to increased professional fees ($3.7 million), including $3.9 million related to compliance with Section 404 of the Sarbanes-Oxley Act and compensation expense of $2.1 million.

Research and Development Costs.  Research and development costs include material, engineering labor and allocated overhead.

Nine Months Ended March 31.	AMS	% of sales	ATS	% of sales	Total	% of sales
(In thousands, except percentages)

2005	$16,609	11.8%	$28,513	14.6%	$45,122	13.5%
2004	10,744	9.4%	24,243	13.9%	34,987	12.1%

Self-funded research and development costs increased $5.9 million, or 55%, in the AMS segment primarily due to the increased development efforts in integrated circuits ($2.9 million) and microelectronic modules ($1.7 million) and the acquisition of MCE in September 2003.  Research and development costs increased $4.3 million, or 18%, in the ATS segment primarily due to the addition of the expenses of RIWS and the effect of an unfavorable foreign currency exchange rate on the expenses of our foreign operations.

Amortization of Acquired Intangibles.  Amortization increased $716,000, or 13%, due to the acquisitions of MCE, RIWS and Celerity.

Acquired In-Process Research and Development.  In connection with the acquisition of RIWS, we allocated $2.7 million of the purchase price to incomplete research and development projects.  In connection with the acquisition of MCE, we allocated $420,000 of the purchase price to incomplete research and development projects. In connection with the acquisition of Celerity, we allocated $1.1 million of the purchase price to incomplete research and development projects.  These allocations represent the estimated fair value of such incomplete research and development based on future cash flows that have been adjusted by the respective projects' completion percentage. At the respective acquisition dates, the development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses.  Accordingly, for the nine months ended March 31, 2004, we expensed these costs as of the respective acquisition dates in accordance with accounting principles generally accepted in the United States of America.

Other Income (Expense).  Interest expense decreased to $738,000 for the nine months ended March 31, 2005 from $1.1 million for the nine months ended March 31, 2004 due to lower debt levels.  Other income of $1.4 million million for the nine months ended March 31, 2005 consisted of interest income of $1.4 million. Other expense of $2.1 million for the nine months ended March 31, 2004 consisted primarily of $2.0 million of foreign currency transaction losses, a $556,000 charge to adjust the fair value of property held for sale to its fair value, partially offset by $197,000 of income on investments, a $91,000 increase in the fair value of our interest rate swap agreements and $183,000 of interest income.  Interest income increased primarily due to higher average levels of cash, cash equivalents and marketable securities and higher market interest rates in the 2005 period.

Provision for Income Taxes. The income tax provision was $9.9 million (an effective income tax rate of 37.7%) for the nine months ended March 31, 2005 and the income tax provision was $6.5 million (an effective income tax rate of 36.2%) for the nine months ended March 31, 2004. The effective income tax rate for the two periods differed from the amount computed by applying the U.S. Federal income tax rate to income before income taxes primarily due to foreign, state and local income taxes and research and development credits.

Income From Continuing Operations.  The income from continuing operations for the nine months ended March 31, 2005 was $16.4 million, or $.22 per diluted share, versus income from continuing operations of $11.5 million, or $.17 per diluted share, for the nine months ended March 31, 2004.

Discontinued Operations.  Discontinued operations includes the results of operations of MIC, VMC and TriLink. In September 2004, we sold the stock of MIC for $8.8 million and recorded a loss on disposal of $1.3 million.  In March 2005, we sold substantially all of VMC’s net assets for $8.4 million in cash and recorded a $300,000 net gain on disposition.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Net Sales.  Net sales increased to $113.8 million for the three months ended March 31, 2005 from $113.1 million for the three months ended March 31, 2004.  Net sales in the AMS segment increased 6% to $47.9 million for the three months ended March 31, 2005 from $45.4 million for the three months ended March 31, 2004 primarily due to increased sales of our microelectronic modules, components and integrated circuits.  Net sales in the ATS segment decreased to $65.9 million for the three months ended March 31, 2005 from $67.8 million for the three months ended March 31, 2004 due primarily to decreased sales volume of our military test products and wireless test products offset in part by an increase in volume of communication test products business and by  the effect of a favorable foreign currency exchange rate on the sales of our foreign operations.

Gross Profit.

Three Months Ended March 31,	AMS	% of sales	ATS	% of sales	Total	% of sales
(In thousands, except percentages)

2005	$24,498	51.2%	$29,294	44.5%	$53,792	47.3%
2004	23,253	51.3%	30,055	44.4%	53,308	47.1%

Gross profit increased $1.2 million, or 5%, in the AMS segment primarily as a result of increased margins and sales in our integrated circuits business.  Gross profit decreased $761,000, or 3%, in the ATS segment primarily as a result of decreased sales and margins in our military test products and wireless test products offset in part by an increase in sales and margin of communications test products and a favorable foreign exchange rate.

Selling, General and Administrative Costs.

Three Months Ended March 31,	AMS	% of sales	ATS	% of sales	Corporate	Total	% of sales
(In thousands, except percentages)

2005	$6,701	14.0%	$16,700	25.4%	$6,709	$30,110	26.5%
2004	7,053	15.5%	14,408	21.3%	3,724	25,185	22.3%

 Selling, general and administrative costs decreased $352,000 or 5% in the AMS segment primarily due to a $512,000 reversal of a reserve for an uncollectible receivable related to Space System Loral (“Loral”). Loral has filed a petition with the bankrupcy court to pay unsecured creditors all amounts due. Selling, general and administrative costs increased $2.3 million, or 16% in the ATS segment due primarily to the effect of an unfavorable foreign currency exchange rate on the expenses of our foreign operations and restructuring charges of $1.7 million in certain of our foreign subsidiaries.  Corporate selling, general and administrative expenses increased $3.0 million primarily due to increased professional fees pertaining to the ongoing implementation of the Sarbanes-Oxley requirements ($3.4 million).

Research and Development Costs.

Three Months Ended March 31,	AMS	% of sales	ATS	% of sales	Total	% of sales
(In thousands, except percentages)

2005	$5,935	12.4%	$9,444	14.3%	$15,379	13.5%
2004	4,202	9.3%	9,140	13.5%	13,342	11.8%

Self-funded research and development costs increased $1.7 million, or 41%, in the AMS segment primarily due to increased development efforts in integrated circuits ($1.2 million) and microelectronic modules ($520,000). Research and development costs increased $304,000, or 3%, in the ATS segment primarily due to the effect of an unfavorable foreign currency exchange rate on the expenses of our foreign operations.

Amortization of Acquired Intangibles.  Amortization decreased $69,000.

Other Income (Expense).  Interest expense decreased to $316,000 for the three months ended March 31, 2005 from $343,000 for the three months ended March 31, 2004 due to decreased debt levels.  Other income of $406,000 for the three months ended March 31, 2005 consisted primarily of interest income of $545,000, partially offset by foreign currency transaction losses of $116,000. Other expense of $1.9 million for the three months ended March 31, 2004 consisted primarily of $1.7 million of foreign currency transaction losses and a $200,000 charge to adjust the fair value of property held for sale to its fair value partially offset by $62,000 of interest income.  Interest income increased primarily due to higher average levels of cash, cash equivalents and marketable securities and higher market interest rates during the 2005 period.

Provision for Income Taxes. The income tax provision was $2.5 million (an effective income tax rate of 38.9%) for the three months ended March 31, 2005 and the income tax provision was $3.8 million (an effective income tax rate of 36.4%) for the three months ended March 31, 2004. The effective income tax rate for the two periods differed from the amount computed by applying the U.S. Federal income tax rate to income before income taxes primarily due to foreign, state and local income taxes and research and development credits.

Income From Continuing Operations.  The income from continuing operations for the three months ended March 31, 2005 was $3.9 million, or $.05 per diluted share, versus income from continuing operations of $6.6 million, or $.09 per diluted share, for the three months ended March 31, 2004.

Discontinued Operations.  Discontinued operations includes the results of operations of VMC and a $300,000 net gain on sale of VMC.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements other than letters of credit totaling $6.4 million to guarantee our performance under certain government contracts.

Liquidity and Capital Resources

As of March 31, 2005, we had $270.9 million in working capital.  Our current ratio was 4.2 to 1 at March 31, 2005. On February 14, 2003, we executed an amended and restated revolving credit and security agreement with two banks which replaced a previous loan agreement. The amended and restated loan agreement increased the line of credit to $50 million through February 2007, continued the mortgage on our Plainview property for $2.6 million and is secured by the pledge of the stock of certain of our subsidiaries.  The interest rate on revolving credit borrowings under this agreement is at various rates depending upon certain financial ratios, with the current rate substantially equivalent to prime (5.75% at March 31, 2005). The mortgage is payable in monthly installments of approximately $26,000 through March 2008 and a balloon payment of $1.6 million in April 2008.  We have entered into interest rate swap agreements for the outstanding amount under the mortgage agreement at approximately 7.6% in order to reduce the interest rate risk associated with these borrowings.

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

For the nine months ended March 31, 2005, our operations provided cash from continuing operations of $28.9 million.  For the nine months ended March 31, 2005, our investing activities used cash of $128.9 million, primarily for purchases of marketable securities, net of sales, of $117.8 million and for capital expenditures of $11.2 million. In addition, the sale of the stock of our thin film interconnect manufacturing operation and the sale of our shock and vibration subsidiary resulted in net cash provided by discontinued operations of $14.2 million consisting of $16.0 million of proceeds, net of expenses, offset by $1.8 million used primarily to buy out leases of these discontinued operations.  For the nine months ended March 31, 2005, our financing activities used cash of $3.5 million, including debt repayments of $5.0 million offset by stock option exercise proceeds of $1.5 million.

On April 19, 2005, we purchased JcAIR for $35 million in cash. We believe our remaining cash, cash equivalents and marketable securities coupled with internally generated funds and available lines of credit will be sufficient for our working capital requirements, capital expenditure needs and the servicing of our debt for the foreseeable future.  One of our pension plans currently is unfunded, but is expected to be funded from the cash surrender value of life insurance policies that are being held in a rabbi trust.  We do not believe that the amount of the pension obligations remaining after application of such policy proceeds will be material. Our cash, cash equivalents and marketable securities, coupled with our available lines of credit, are available to fund acquisitions and other potential large cash needs that may arise.  At March 31, 2005, our available unused line of credit was $41.8 million after consideration of letters of credit.

The following table summarizes, as of March 31, 2005, our obligations and commitments to make future payments under debt and operating lease agreements:

	Payments due by period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In thousands)

Long-term debt	$5,267	$660	$1,261	$2,261	$1,085
Operating leases	39,240	7,715	11,225	6,750	13,550
Total	$44,507	$8,375	$12,486	$9,011	$14,635

The operating lease commitments shown in the above table have not been reduced by future minimum sub-lease rentals of $16.9 million.

In the normal course of business, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment.  None of these obligations are individually significant.  We do not expect that these commitments, as of March 31, 2005, will have a material adverse affect on our liquidity.

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

Revenue and Cost Recognition Under Long-Term Contracts

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectibility of the resulting receivable is reasonably assured.  For arrangements other than certain long-term contracts, revenue (including shipping and handling fees) is recognized when products are shipped and title is passed to the customer.  If title does not pass until the product reaches the customer's delivery site, then recognition of the revenue is deferred until that time.  Revenues associated with certain long-term contracts are recognized in accordance with Statement of Position No. 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”).  Under SOP 81-1, we use the percentage-of-completion method, whereby revenues and associated costs are recognized as work on a contract progresses.  We measure the extent of progress toward completion generally based upon one of the following (based upon an assessment of which method most closely aligns to the underlying earnings process): (i) the units-of-delivery method, (ii) the cost-to-cost method, using the ratio of contract costs incurred as a percentage of total estimated costs at contract completion (based upon engineering and production estimates), or (iii) the achievement of contractual milestones.  Provisions for anticipated losses or revisions in estimated profits on contracts-in-process are recorded in the period in which such anticipated losses or revisions become evident.  Revenue from software support and maintenance contracts is recognized ratably over the term of the contract in accordance with SOP-97-2, “Software Revenue Recognition.”

Certain of our sales are to distributors which have a right to return some portion of product within eighteen months of sale.  We recognize revenue on these sales at the time of shipment to the distributor as these sales meet all of the criteria of Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition When Right of Return Exists.”  Historically, the returns under these arrangements have been insignificant and can be reasonably estimated.  An estimate of such returns is recorded at the time sales are recognized.

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

Recently Issued Accounting Standards

In April 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations – An Interpretation of FASB Statement No. 143.”  FIN 47 clarifies the terms of FASB Statement No. 143 and requires an entity to recognize a liability for a conditional asset retirement obligation if the entity has sufficient information to reasonably estimate its fair value.  FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005.  The Company is currently evaluating the impact of this standard on its financial statements.

On December 31, 2004, the FASB issued FASB Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP No. 109-1”), and FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP No. 109-2”).  These staff positions provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 (“AJCA”) that was signed into law on October 22, 2004.  FSP No. 109-1 states that the tax relief (special tax deduction for domestic manufacturing) from this legislation should be accounted for as a “special deduction” instead of a tax rate reduction.  FSP No. 109-2 gives a company additional time to evaluate the effects of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109.  The Company is investigating the repatriation provision to determine whether it might repatriate extraordinary dividends, as defined in the AJCA.  The Company is currently evaluating all available U.S. Treasury guidance, as well as awaiting anticipated further guidance.  The Company expects to complete this evaluation within a reasonable amount of time after additional guidance is published.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”).  This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123(R) requires all stock-based compensation to be recognized as an expense in the financial statements and that such cost be measured according to the fair value of stock options.  SFAS 123(R) will be effective for fiscal years beginning after June 15, 2005, which is the Company’s first quarter of fiscal 2006.  While the Company currently provides the pro forma disclosures required by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” on a quarterly basis (see Note 1 - “Accounting for Stock-Based Compensation”), it is currently evaluating the impact this statement will have on its consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - an amendment of Accounting Research Bulletin No. 43, Chapter 4” (“SFAS No. 151”).  SFAS No. 151 requires all companies to recognize a current period charge for abnormal amounts of idle facility expense, freight, handling costs and wasted materials.  This statement also requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities.  SFAS No. 151 will be effective for fiscal years beginning after June 15, 2005.  The Company is currently evaluating the effect that this statement will have on its consolidated financial statements.

Risks Relating to Our Business

General economic conditions could adversely affect our revenues, gross margins and expenses.

Our revenues and gross margins will depend significantly on the overall demand for microelectronic products and test solutions, particularly in the product and service segments in which we compete.  Weaker demand for our products and services caused by economic weakness may result in decreased revenues, earnings levels or growth rates and problems with the saleability of inventory and realizability of customer receivables.  In the past, we have observed effects of the global economic downturn in many areas of our business. Delays or reductions in spending for our products could have a material adverse effect on our business, results of operations and financial condition.

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

We manufacture products to customer specifications and purchase products in response to customer orders.  In addition, we may commit significant amounts to maintain inventory in anticipation of customer orders.  In the event that any customer for whom we maintain inventory experiences financial difficulties, we may be unable to sell such inventory at its current profit margin, if at all. In such event, our gross margins would decline.  In addition, if the financial condition of any customer deteriorates resulting in an impairment of that customer’s ability to pay to us amounts owed in respect of a significant amount of outstanding receivables, our financial condition would be adversely effected.

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

We are exposed to foreign currency exchange rate risks that are inherent in our sales commitments, anticipated sales, and assets and liabilities that are denominated in currencies other than the United States dollar.  Failure to  manage or hedge foreign currency risks properly could adversely affect our business, results of operations and financial condition.

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

Terrorist acts or acts of war (wherever located around the world) may cause damage or disruption to us, our employees, facilities, partners, suppliers, distributors and resellers, and customers, which could significantly impact our revenues, expenses and financial condition. The terrorist attacks that took place in the United States on September 11, 2001 were unprecedented events that have created many economic and political uncertainties.  The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility have created many economic and political uncertainties, which could adversely affect our business and results of operations in ways that cannot presently be predicted. In addition, as a company with headquarters and significant operations located in the United States, we may be impacted by actions against the United States.  We will be predominantly uninsured for losses and interruptions caused by terrorist acts or acts of war.

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

Forward-Looking Statements

All statements other than statements of historical fact included in this Report on Form 10-Q, including without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business outlook, business strategy and plans and objectives of our management for future operations, are forward-looking statements.  When used in this Report on Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements.  Such forward-looking statements are based on the current beliefs of our management, as well as assumptions made by and information currently available to our management.  Actual results could differ materially from those contemplated by the forward-looking statements, as a result of certain factors, including but not limited to, competitive factors and pricing pressures, the integration of the business of JcAIR, Inc., changes in legal and regulatory requirements, technological change or difficulties, product development risks, commercialization difficulties and general economic conditions and those described under “Risk Factors” above.  Such statements reflect our current views with respect to the future and are subject to these and other risks, uncertainties and assumptions relating to our financial condition, results of operations, growth strategy and liquidity.  We undertake no obligation to update such forward-looking statements which are made as of the date of this Report.

ITEM 3 - QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates and to foreign currency exchange rates.  Most of our debt is at fixed rates of interest or at a variable rate with an interest rate swap agreement which effectively converts the variable rate debt into fixed rate debt. Therefore, if market interest rates increase by 10 percent from levels at March 31, 2005, the effect on our net income would be insignificant.  Most of our invested cash, cash equivalents and marketable securities are at variable rates of interest.  If market interest rates decrease by 10 percent from levels at March 31, 2005, the effect on our net income would be a decrease of approximately $244,000 per year.

We operate businesses that are located outside of the United States, which exposes us to the fluctuation of foreign currency exchange rates (primarily the British Pound and the Euro).  If foreign currency exchange rates change by 10% from levels at March 31, 2005, the effect on our total comprehensive income would be approximately $9.1 million. We periodically enter into foreign currency forward contracts to protect us from fluctuations in exchange rates. As of March 31, 2005, we had $2.6 million of notional value foreign currency forward contracts maturing through June 2005.  Notional amounts do not quantify risk or represent our assets or liabilities,  but are used in the calculation of cash settlements under the contracts.  The fair value of these contracts at March 31, 2005 was $19,000 less than the notional value.

ITEM 4 - CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified by the SEC's rules and forms.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective at the “reasonable assurance” level.

AEROFLEX INCORPORATED
AND SUBSIDIARIES
PART II - OTHER INFORMATION

Item 1.             Legal Proceedings

The Company recently has learned that it inadvertently may have violated certain International Traffic in Arms Regulations (ITAR) by exporting certain products and services without licenses.  These exports resulted from an error in classifying the products and services as commercial rather than military.  The Company has prepared and filed a voluntary disclosure with the State Department in which the details of the exports and erroneous classifications are described.  At this time, it is not possible to determine whether any fines or other penalties will be asserted against the Company, or the materiality of any outcome.

We are involved in various other legal matters.  We believe the outcome of these other legal matters will not have a material effect upon us.

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

AEROFLEX INCORPORATED (REGISTRANT)

May 9, 2005	By:	/s/Michael Gorin
Michael Gorin
Vice Chairman, Chief Financial Officer
and Principal Accounting Officer