Form 10-K
period 2005-06-30
AEROFLEX INC
filed 2005-09-13
CIK 2601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

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

Registrant’s telephone number, including area code: (516) 694-6700

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange on
Title of Class	Which Registered
None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $.10 par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒        No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☒       No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of December 31, 2004 – approximately $892,622,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date (applicable only to corporate registrants).  Common Stock, par value $.10 per share; outstanding as of September 9, 2005 – 74,677,711.

Documents incorporated by reference:  Part III (Items 10, 11, 12, 13 and 14) – Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Act of 1934.

ITEM 1- BUSINESS

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

Our design, engineering and manufacturing know-how allow us to achieve the critical tolerances required for aerospace and defense components and high Gigahertz RF and microwave signals.  We are one of the world’s leading manufacturers of application specific multi-function modules and space hybrid microcircuits that are highly reliable, small and lightweight – attributes that are significant for space components.

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

•                                          Frequency Synthesizers.  Our line of frequency synthesizers offers a superior combination of high-speed and low-phase noise, covering all communications frequencies.  These synthesizers are used in various applications such as automatic test systems, radar systems and semiconductor test systems.

•                                          Radio Test Equipment.  We offer test systems for both military and private mobile radio test systems.  Our products are used to test radio communications for military, police, fire and emergency response units, which we expect to be increasingly important in homeland defense programs.

•                                          Synthetic Test Systems.  We have developed a new concept in test systems which significantly reduces test time by replacing the traditional single instrument concept of a “rack and stack” system with a modular system that uses our synthesizer and receiver technology, together with proprietary software algorithms, to make multiple complex measurements simultaneously.  These systems are easily reconfigurable and upgradeable and are used in satellite testing, transmit receive module testing and base station testing.

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

We recently acquired four businesses in this segment:

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

•                                          In April 2005, we acquired JcAIR Test Systems, which manufactures customized avionics test solutions, both manual and automated, for manufacturing, repair and ground support operations.

•                                          In May 2005, we acquired the SPG division of UbiNetics Holding Limited, which is a developer, manufacturer and integrator of wireless test and measurement solutions specific to commercial wireless development organizations and service operations.

We also design, develop and produce motion control systems including stabilization and tracking devices, magnetic motors and scanning devices.

We are incorporated under the laws of the state of Delaware.  Our executive offices are located at 35 South Service Road, Plainview, New York, 11803, our telephone number is (516) 694-6700 and our website is located at www.aeroflex.com.

Customers

We have hundreds of customers in the communications, satellite and aerospace/defense industries.  No one customer accounted for more than 10% of our net sales in each of the years in the three-year period ended June 30, 2005.

Marketing and Distribution

We use a team-based sales approach to assist our personnel to closely manage relationships at multiple levels of the customer’s organization, including management, engineering and purchasing personnel.  Our integrated sales approach involves a team consisting of a senior executive, a business development specialist and members of our engineering department.   Our use of experienced engineering personnel as part of the sales effort enables close technical collaboration with our customers during the design and qualification phase of new communications equipment.  We believe that this is critical to the integration of our product into our customers’ equipment.  Some of our executive officers are also involved in all aspects of our relationships with our major customers and work closely with their senior management.  We also use manufacturers’ representatives and independent sales representatives as needed.  Our acquisitions since fiscal 2002 expanded the number of our sales and distribution locations to include additional offices in California, Kansas, Maryland, Michigan, New Jersey, in the United States; Stevenage, Burnham and Cambridge in the United Kingdom; Scotland, France, Spain, Germany, Denmark, in Europe; Japan and Hong Kong, Beijing, Shenzen and Nanjing in China.

Research and Development

Our research and development efforts primarily involve engineering and design relating to:

•                  developing new products,

•                  improving existing products,

•                  adapting existing products to new applications and

•                  developing prototype components to bid on specific programs.

Certain product development and similar costs are recoverable under contractual arrangements and those that are not recoverable are expensed in the year incurred.  The costs of our self-funded research activities were approximately $61.4 million for fiscal 2005, $50.0 million for fiscal 2004, and $29.5 million for fiscal 2003.  The increase in fiscal 2005 from fiscal 2004 is primarily attributable to increased development costs associated with field programmable gate arrays ($3.8 million) and microelectronic modules ($1.4 million), the inclusion of MCE for a full year versus ten months last year ($1.2 million), and increased development expense for wireless communication test equipment ($3.3 million).  The increase in fiscal 2004 from 2003 is primarily attributable to additional expense of MCE, RIWS and Celerity.   In connection with our SPG and JcAIR acquisitions in fiscal 2005, we allocated $2.8 million and $200,000, respectively, of the purchase price to in-process research and development projects.   In connection with our acquisitions of MCE, RIWS and Celerity in fiscal 2004, we allocated $420,000, $2.7 million and $1.1 million, respectively, of the purchase price to in-process research and development projects.

Backlog

We include in backlog firm purchase orders or contracts providing for delivery of products and services.  At June 30, 2005, our order backlog was approximately $209.5 million, approximately 91% of which was scheduled to be delivered on or before June 30, 2006.  Approximately 54% of this backlog represents commercial contracts and approximately 46% of this backlog represents government contracts.  Generally, government contracts are cancelable with payment to us of amounts which we have spent under the contract together with a reasonable profit, if any, while commercial contracts are not cancelable.

At June 30, 2004, our backlog of orders was approximately $172.9 million.  Approximately 87% of this backlog was scheduled to be delivered before June 30, 2005.  Approximately 52% of this backlog represented orders for government contracts.

Competition

In all phases of our operations, we compete primarily on the basis of both performance and price.  In the manufacture of microelectronics, we believe our primary competitors are ILC/Data Devices Corp., BAE Systems and Honeywell International.  In the manufacture of test products, we believe our primary competitors are Agilent Technologies, Rohde & Schwartz, Anritsu, Spirent and Anite.  We also experience significant competition from the in-house capabilities of our current and potential customers.  We believe that in all of our operations we compete favorably in the principal competitive areas of:

•                  technology,

•                  performance,

•                  reliability,

•                  quality,

•                  customer service and

•                  price.

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

Government Sales

Approximately 32% of our sales for fiscal 2005, 34% of our sales for fiscal 2004 and 39% of our sales for fiscal 2003 were to agencies of the United States Government or to prime defense contractors or subcontractors of the United States Government.  Our defense contracts have been awarded either on a bid basis or after negotiation.  The contracts are primarily fixed price contracts, though we also have or had defense contracts providing for cost plus fixed fee.  Our defense contracts contain customary provisions for termination at the convenience of the government without cause.  In the event of such termination, we are generally entitled to reimbursement for our costs and to receive a reasonable profit, if any, on the work done prior to termination.

Manufacturing

We assemble, test, package and ship products at our manufacturing facilities located in:

•                  Cupertino, California,

•                  Sunnyvale, California,

•                  Colorado Springs, Colorado,

•                  New Century, Kansas,

•                  Wichita, Kansas,

•                  Frederick, Maryland,

•                  Ann Arbor, Michigan,

•                  Whippany, New Jersey,

•                  Hauppauge, New York,

•                  Plainview, New York,

•                  Powell, Ohio,

•                  Elancourt, France,

•                  Burnham, United Kingdom,

•                  Cambridge, United Kingdom and

•                  Stevenage, United Kingdom.

We have been manufacturing products for defense programs for many years in compliance with stringent military specifications. Our microelectronic manufacturing in Plainview and Colorado Springs are space certified and qualified.  We believe we have brought to the commercial market the manufacturing quality and discipline we have demonstrated in the defense and space markets.  For example, most of our manufacturing plants are ISO-9001 certified, our Plainview, Hauppauge, and Colorado Springs facilities are also certified to the more stringent AS9100 standard.

Many of the component parts we use in our products are purchased, including:

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

Seasonality

Although our business is not affected by seasonality, historically our revenues and earnings increase sequentially from quarter to quarter within a fiscal year, but the first quarter is typically less than the previous year’s fourth quarter.

Employees

As of June 30, 2005, we had approximately 2,640 employees, of whom 1,535 were employed in a manufacturing capacity, and 1,105 were employed in engineering, sales, administrative or clerical positions.   Approximately 110 of our employees are covered by a collective bargaining agreement.  The collective bargaining agreement expires September 30, 2007.   We believe that our employee relations are satisfactory.

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

Because we participate in the defense industry, we are subject to audit from time to time for our compliance with government regulations by various agencies, including (1) the Defense Contract Audit Agency, (2) the Defense Investigative Service, and (3) the Defense Logistics Agency.  These and other governmental agencies may also, from time to time, conduct inquires or investigations regarding a broad range of our activities.  Responding to any audits, inquiries or investigations may involve significant expense and divert management attention.  Also, an adverse finding in any audit, inquiry or investigation could involve penalties that may have a material adverse effect on our business, results of operations or financial condition.

We believe that we generally comply with all applicable environmental, health and worker safety laws and governmental regulations.  Nevertheless, we cannot guarantee that in the future we will not incur additional costs for compliance or that those costs will not be material.

Financial Information About Industry Segments

The sales and operating profits of each industry segment and the identifiable assets attributable to each industry segment for each of three years in the period ended June 30, 2005 are set forth in Note 15 of Notes to Consolidated Financial Statements.

Financial Information About Geographic Areas

The majority of our customers are located in the United States, but sales to customers in foreign countries accounted for 40% of our total sales in 2005, 36% in 2004 and 35% in 2003.  In fiscal year 2005, 60% of our sales were to customers located in the United States, 27% to Europe and the Middle East, 12% to Asia and Australia, and 1% to the rest of the world.  In fiscal year 2004, 64% of our sales were to customers located in the United States, 26% to Europe and the Middle East, 9% to Asia and Australia, and 1% to the rest of the world.

Most of our operations are located in the United States; however, we also have operations in Europe and Asia.  Each of Aeroflex International Limited, which we acquired in May 2002, RIWS, which we acquired in July 2003 and SPG, which we acquired in May 2005 have significant operations in the United Kingdom.  Specifically, net sales from facilities located in the United Kingdom were approximately $131 million in 2005, $121 million in 2004 and $68 million in 2003.  Total assets of the United Kingdom operations were $235 million in 2005, $139 million in 2004, and $66 million in 2003.

Available Information

We file reports with the SEC.  The public may read and copy any materials filed by us with the SEC at the SEC’s public reference room at 450 Fifth Street, NW, Washington, D.C., 20549.  The public may obtain information about the operation of the SEC’s public reference rooms by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an internet site at www.sec.gov that contains reports, proxy and information statements and other information about issuers like us that file electronically with the SEC.

In addition, we make available free of charge on our website at www.aeroflex.com our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) under the Exchange Act as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC.

ITEM 2 – PROPERTIES

Following is a description of the significant properties owned or leased by us at June 30, 2005:

•                  Our executive offices and the manufacturing facilities of Aeroflex Plainview, Inc. (formerly Aeroflex Laboratories, Inc.), one of our subsidiaries, are an aggregate of approximately 69,000 square feet and are located in premises which we own in Plainview, Long Island, New York.(1)

•                  Aeroflex Plainview, Inc., also leases a manufacturing facility in Hauppauge, Long Island, New York, of approximately 47,000 square feet, with an annual rental of approximately $289,000.  The lease expires in 2010.(2)

•                  Our subsidiary, Aeroflex Powell, Inc (formerly Aeroflex Lintek Corp.), leases approximately 20,000 square feet of space in Powell, Ohio, with an annual rental of approximately $230,000.  The lease expires in 2008.  This subsidiary also leases approximately 16,000 square feet of space in Cupertino, California, with an annual rental of approximately $308,000.  This lease expires in 2006.(2)

•                  Our subsidiary, Aeroflex Colorado Springs, Inc. (formerly Aeroflex UTMC Microelectronic Systems, Inc.), conducts manufacturing operations at a plant located in Colorado Springs, Colorado.  The plant, which we own, is approximately 102,000 square feet.(3)

•                  Our subsidiary, Aeroflex Wichita, Inc. (formerly IFR Systems, Inc.), conducts manufacturing operations at a plant located in Wichita, Kansas.  The plant, which we own, is approximately 156,000 square feet.(2)

•                  Our subsidiary, Aeroflex International Ltd. (formerly IFR Ltd.) conducts manufacturing operations at three owned facilities in Stevenage, England, comprising approximately 81,000, 34,000 and 27,000 square feet.(2)

•                  Our subsidiary, Aeroflex Inmet, Inc., conducts manufacturing operations at a plant located in Ann Arbor, Michigan.  The plant, which we own, is approximately 32,000 square feet.(3)

•                  Our subsidiary, Aeroflex KDI, Inc., conducts manufacturing operations at a plant located in Whippany, New Jersey.  The plant, which we own, is approximately 57,000 square feet.(3)

•                  Our subsidiary, Aeroflex Weinschel, Inc., leases approximately 32,000 square feet of space in Frederick, Maryland, with an annual rental of approximately $388,000.  This lease expires in 2011.(3)

•                  Our subsidiary, Aeroflex Metelics, Inc., leases approximately 20,000 square feet in Sunnyvale, California, with an annual rental of approximately $316,000.  This lease expires in 2012.(3)

•                  Our subsidiary, Racal Instruments Wireless Solutions Limited, leases approximately 70,000 square feet in Burnham, England, with an annual rental of approximately $1.1 million.  This lease expires in 2007.(2)

We believe that our facilities are adequate for our current and presently foreseeable needs and that we will be able to renew or replace our expiring leases on our rental properties on commercially reasonable terms.

(1)           Used by both Microelectronic Solutions and Test Solutions segments.

(2)           Used by Test Solutions segment.

(3)           Used by Microelectronic Solutions segment.

ITEM 3 – LEGAL PROCEEDINGS

We have recently learned that we may have inadvertently violated certain International Traffic in Arms Regulations (ITAR) by exporting certain products and services without licenses.  These exports resulted from an error in classifying the products and services as commercial rather than military.  We have prepared and filed a voluntary disclosure with the State Department in which the details of the exports and erroneous classifications are described.  At this time, it is not possible to determine whether any fines or other penalties will be asserted against us, or the materiality of any outcome.

We are involved in various other routine legal matters.  We believe the outcome of these matters will not have a material adverse effect on us.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5 – MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the Nasdaq National Market System under the symbol “ARXX”.  The following table sets forth, for the fiscal periods indicated, the high and low closing sales prices of our common stock as reported by the Nasdaq National Market.

	Common Stock
	High	Low

Fiscal Year Ended June 30, 2004
First Quarter	$10.38	$7.41
Second Quarter	13.02	8.76
Third Quarter	16.39	11.85
Fourth Quarter	15.70	11.78

Fiscal Year Ended June 30, 2005
First Quarter	$13.95	$9.06
Second Quarter	13.41	10.23
Third Quarter	11.69	8.92
Fourth Quarter	9.23	6.60

Holders

As of September 9, 2005, there were approximately 675 record holders of our common stock.

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

Equity Compensation Plan Information as of June 30, 2005

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected column (a))
	(a)	(b)	(c)
Plan Category (1)

Equity compensation plans approved by security holders	7,536,071	$12.42	273,343
Equity compensation plans not approved by security holders	7,847,995	$11.05	2,461,474
Total	15,384,066	$11.72	2,734,817

Issuer Purchases of Equity Securities

			Total Number of	Maximum Number
			Shares Purchased	of Shares that
			as Part of	May Yet be
	Total Number of		Publicly	Purchased under
	Shares	Average Price	Announced Plans	the Plans or
Period	Purchased (2)	Paid Per Share	or Programs	Programs

May 2005	—	$—	—	—
June 2005	50,000	8.33	50,000	2,950,000

(1)          For description of plans, see Note 9 to the Consolidated Financial Statements.

(2)          All purchases were made in open market transactions.  Our 3.0 million share stock buyback program has been in effect since May 23, 2005.  There is no time limit on the repurchases to be made under the Plan.

ITEM 6 – SELECTED FINANCIAL DATA

(In thousands, except percentages, footnotes and per share amounts)

	Years ended June 30,
	2005		2004		2003	2002		2001
Operations Statement Data
Net sales	$463,371		$414,101		$265,807	$171,531		$161,868
Income from continuing operations	18,644	(1)	20,464	(2)	10,895	7,621	(3)	13,064	(4)
Discontinued operations	(1,603)		(8,317)		(4,500)	(18,402)		8,158
Cumulative effect of a change in accounting	—		—		—	—		132
Net income (loss)	17,041	(1)	12,147	(2)	6,395	(10,781	)(3)	21,354	(4)
Income from continuing operations per common share
Basic	$0.25	(1)	$0.30	(2)	$0.18	$0.13	(3)	$0.22	(4)
Diluted	0.25	(1)	0.29	(2)	0.18	0.12	(3)	0.21	(4)
Weighted average number of common shares outstanding
Basic	74,634		67,917		60,193	59,973		58,124
Diluted	75,885		69,931		60,753	62,012		61,041

	As of or for the years ended June 30,
	2005		2004		2003	2002		2001
Balance Sheet Data
Working capital	$161,749		$237,865		$161,925	$145,095		$152,362
Total assets	589,849		551,391		331,262	318,096		310,111
Long-term debt (including current portion)	4,824		10,275		9,270	11,244		9,569
Stockholders’ equity	443,980		427,097		258,415	249,482		255,121
Other Statistics
After tax profit margin from continuing operations	4.0	%(1)	4.9	%(2)	4.1%	4.4	%(3)	8.1	%(4)
Return on average stockholders’ equity from continuing operations	4.3	%(1)	6.0	%(2)	4.3%	3.0	%(3)	5.7	%(4)
Stockholders’ equity per share (5)	$5.95		$5.75		$4.30	$4.16		$4.28

(1)     Includes $3.0 million ($3.0 million, net of tax, or $.04 per diluted share) charge for the write-off of in-process research and development acquired with the purchases of JcAIR and SPG in fiscal 2005.  Also includes $3.1 million ($1.9 million, net of tax, or $.02 per diluted share) charge for the restructuring of our European sales and management organization.

(2)     Includes $4.2 million ($3.9 million, net of tax, or $.06 per diluted share) charge for the write-off of in-process research and development acquired in connection with the purchases of MCE, RIWS and Celerity in fiscal 2004.

(3)  Includes $3.1 million ($2.1 million, net of tax, or $.03 per diluted share) charge for the consolidation of our manufacturing operations in order to take advantage of excess manufacturing capacity and reduce operating costs including charges related to excess equipment capacity.  Also includes $1.1 million ($1.1 million, net of tax, or $.02 per diluted share) charge for the write-off of in-process research and development acquired in connection with the purchase of IFR Systems, Inc. in May 2002.

(4)  Includes $1.5 million ($990,000, net of tax, or $.02 per diluted share) charge for the write-off of in-process research and development acquired in connection with the purchase of RDL, Inc. in October 2000.

(5)  Calculated by dividing stockholders’ equity, at the end of the year, by the number of shares outstanding at the end of the year.

ITEM 7  -  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We use our advanced design, engineering and manufacturing capabilities to produce microelectronic and test solutions that we sell primarily into the broadband communications, aerospace and defense markets.  We also design and manufacture motion control systems which are used for industrial and defense applications.

We have been a designer and supplier of microelectronics for more than 20 years.  Our products include (i) custom and standard integrated circuits, such as databuses, transceivers, microcontrollers, microprocessors and memories; and (ii) components, sub-assemblies and modules for military and commercial communication systems.

We design, develop and manufacture a broad line of test equipment which includes:

•                  Wireless Test Equipment,

•                  Frequency Synthesizers,

•                  Radio Test Equipment,

•                  Synthetic Test Systems,

•                  Avionics Test Equipment and

•                  Other General Purpose Test Equipment.

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

As a result of continued operating losses, in February 2004, our Board of Directors approved a plan to divest our thin film interconnect manufacturing operation (“MIC”) and to seek a strategic buyer.  As a result of this decision, we recorded a $9.1 million ($6.2 million, net of tax) loss on disposal.  This charge included a cash requirement of $2.6 million primarily for existing equipment leases, and a non-cash charge of $6.5 million for the write down of goodwill, other intangibles and owned equipment.  In accordance with SFAS 144, we have reported the loss on disposal and the results of operations of this business as income (loss) from discontinued operations and all prior periods have been restated in order to conform to this presentation.  MIC designed, developed, manufactured and marketed microelectronic products in the form of passive thin film circuits and interconnects.

In September 2004, we sold the stock of MIC for $8.8 million and recorded an additional loss on disposal of $1.3 million ($1.3 million, net of tax).  Since the sale of the stock created a capital loss for tax purposes and we have no current capital gains to offset it, we recorded a full valuation allowance against the tax benefit.  Under the terms of the sale agreement, we have retained certain liabilities relating to potential adverse environmental conditions that may exist as of the date of sale, litigation pending against MIC as of the date of sale and defects in products designed, developed, manufactured or sold by MIC prior to the sale date which result in a recall, withdrawal or market suspension of the product or result in injury to persons or property.  We believe these contingencies will not have a material adverse effect on our consolidated financial statements.

In June 2004, our Board of Directors approved a formal plan to divest our shock and vibration control device manufacturing business (“VMC”) and to seek a strategic buyer.  This operation had previously comprised the Isolator Products segment.  In March 2005, we sold the net assets of VMC for $8.4 million in cash.  We recorded a  gain on disposition of $860,000 ($505,000, net of tax).  Under the terms of the sale agreement, we have retained certain liabilities relating to adverse environmental conditions that currently exist at the premises occupied by VMC, litigation pending against VMC as of the date of sale, and to the extent covered by insurance, product liability for products sold prior to the closing date.  We have recorded a reserve for the estimated remediation costs related to adverse environmental conditions that currently exist at the premises occupied by VMC.

In April 2005, we acquired JcAIR Test Systems, which manufactures customized avionics test solutions, both manual and automated, for manufacturing, repair and ground support operations.

In May 2005, we acquired the SPG division of UbiNetics Holding Limited, which is a developer, manufacturer and integrator of wireless test and measurement solutions specific to commercial wireless development organizations and service operations.

Approximately 32% of our sales for fiscal 2005, 34% of our sales for fiscal 2004 and 39% of our sales for fiscal 2003 were to agencies of the United States government or to prime defense contractors or subcontractors of the United States government.  Our government contracts have been awarded either on a bid basis or after negotiation.   Our government contracts are primarily fixed price contracts, although we also have or had government contracts providing for cost plus fixed fee.  Our government contracts have customary provisions for termination at the convenience of the government without cause.  In the event of such termination, we are generally entitled to reimbursement for our costs and to receive a reasonable profit, if any, on the work done prior to termination.

Our product development efforts primarily involve engineering and design relating to:

•                  developing new products,

•                  improving existing products,

•                  adapting existing products to new applications and

•                  developing prototype components to bid on specific programs.

Some of our development efforts are reimbursed under contractual agreements.  Product development and similar costs which are not reimbursed under contractual arrangements are expensed in the period incurred.

Statement of Operations

The following table sets forth our net sales and operating income by business segment and a reconciliation to income from continuing operations before income taxes for the periods indicated.

		Years Ended June 30,
		2005	2004	2003
		(In thousands)
	Net Sales:
	Microelectronic Solutions (“AMS”)	$193,005	$164,526	$95,820
	Test Solutions (“ATS”)	270,366	249,575	169,987
	Net Sales	$463,371	$414,101	$265,807

	Operating Income:
	Microelectronic Solutions	$45,377	$42,044	$19,886
	Test Solutions	22,818	18,678	6,782
	General Corporate Expenses	(20,289)	(12,737)	(7,045)
		47,906	47,985	19,623
	Amortization of acquired intangibles	—
	-AMS	(2,154)	(1,982)	(622)
	-ATS	(6,742)	(5,748)	(2,099)
Restructuring charges-ATS		(3,124)	—	—
Acquired in-process research and development	-AMS	—	(420)	—
	-ATS	(2,974)	(3,800)	—
	Current period impact of acquisition related adjustment to inventory
	-ATS	(840)	—	—
Interest expense		(895)	(1,403)	(1,104)
Other income (expense), net		1,844	(1,711)	459
	Income from continuing operations before income taxes	$33,021	$32,921	$16,257

The following table sets forth certain items from our statement of operations as a percentage of net sales for the periods indicated.  The special charges represent the write-offs of in-process research and development for the years ended June 30, 2005 and 2004 and restructuring charges for the year ended June 30, 2005.

	Years Ended June 30,
	2005	2004	2003

Net sales	100.0%	100.0%	100.0%
Cost of sales	52.8	53.5	59.3
Gross profit	47.2	46.5	40.7

Operating expenses:
Selling, general and administrative costs	23.8	22.9	22.2
Research and development costs	13.3	12.0	11.1
Amortization of acquired intangibles	1.9	1.9	1.0
Special charges	1.3	1.0	—
Total operating expenses	40.3	37.8	34.3

Operating income	6.9	8.7	6.4

Other income (expense), net	0.2	(0.8)	(0.3)

Income before income taxes	7.1	7.9	6.1
Provision for income taxes	3.1	3.0	2.0

Income from continuing operations	4.0	4.9	4.1
Discontinued operations	(0.3)	(2.0)	(1.7)
Net income	3.7%	2.9%	2.4%

Fiscal Year Ended June 30, 2005 Compared to Fiscal Year Ended June 30, 2004

Net Sales.  Net sales increased 12% to $463.4 million in fiscal 2005 from $414.1 million in fiscal 2004.  Net sales in the microelectronic solutions (“AMS”) segment increased 17% to $193.0 million in fiscal 2005 from $164.5 million in fiscal 2004 due primarily to the inclusion of MCE, acquired in September 2003, for a full year versus ten months in fiscal 2004 together with organic growth in MCE and also as a result of increased sales of our microelectronic module and integrated circuits.  Net sales in the test solutions (“ATS”) segment increased 8% to $270.4 million in fiscal 2005 from $249.6 million in fiscal 2004 primarily due to increased sales in our wireless communication test products business and, to a lesser degree, sales from our recently acquired JcAIR and SPG businesses.

Gross Profit.  Cost of sales includes materials, direct labor and overhead expenses such as engineering labor, fringe benefits, allocable occupancy costs, depreciation and manufacturing supplies.  Gross profit equals net sales less cost of sales.

Fiscal Year
Ended		% of		% of		% of
June 30,	AMS	sales	ATS	sales	Total	sales

2005	$98,220	51%	$120,392	45%	$218,612	47%
2004	83,264	51%	109,428	44%	192,692	47%

Gross profit increased $15.0 million, or 18%, in the AMS segment primarily as a result of the effect of the acquisition of MCE in September 2003, organic growth in volume of MCE since last year and an increase in sales in our microelectronic modules and integrated circuits businesses.  Gross profit increased $11.0 million, or 10%, in the ATS segment primarily as a result of increased sales and margins in our wireless communications test products business and, to a lesser degree, our recently acquired JcAIR and SPG businesses.

Selling, General and Administrative Costs.  Selling, general and administrative costs include office and management salaries, fringe benefits, commissions, insurance and professional fees.

Fiscal Year
Ended		% of		% of			% of
June 30,	AMS	sales	ATS	sales	Corporate	Total	sales

2005	$30,341	16%	$62,641	23%	$20,289	$113,271	24%
2004	25,810	16%	56,188	23%	12,737	94,735	23%

Selling, general and administrative costs increased $4.5 million, or 18%, in the AMS segment due primarily to the addition of the expenses of MCE for a full year versus ten months in last fiscal year and increased commissions resulting from increased sales.  Selling, general and administrative costs increased $6.5 million, or 11%, in the ATS segment due primarily to restructuring charges of $3.1 million in our European operations, $1.3 million due to the addition of the expenses of JcAIR and SPG and $1.2 million due to the full year impact of RIWS in fiscal 2005 versus eleven months in fiscal 2004.  Corporate selling, general and administrative expenses increased $7.6 million due primarily to increased professional fees of $7.1 million, principally related to Sarbanes Oxley compliance related expenses.

We initiated strategic plans to reorganize certain of our European operations in our Test Solutions business segment.  In connection with this restructuring, we recorded charges of $3.1 million in the fiscal year ended June 30, 2005 for workforce reductions, primarily in management and sales.  The restructuring charge is expected to generate savings of approximately $4.2 million per year.

Research and Development Costs.   Research and development costs include material, engineering labor and allocated overhead.

Fiscal Year
Ended		% of		% of		% of
June 30,	AMS	sales	ATS	sales	Total	sales

2005	$22,502	12%	$38,897	14%	$61,399	13%
2004	15,409	9%	34,563	14%	49,972	12%

Self-funded research and development costs increased $7.1 million, or 46%, in the AMS segment primarily due to the increased development cost associated with field programmable gate arrays ($3.8 million) and microelectronic modules ($1.4 million), and to a lesser degree, the inclusion of MCE for a full year versus ten months last year ($1.2 million).  Research and development costs increased $4.3 million, or 13%, in the ATS segment primarily due to the addition of the developmental expenses for wireless communication test equipment, which is expected to continue to have higher research and development costs.

Amortization of Acquired Intangibles.   Amortization increased $1.2 million, or 15%, to $8.9 million, primarily due to the acquisitions of JcAIR and SPG.

Acquired in-Process Research and Development.   In connection with the acquisition of SPG, we allocated $2.8 million of the purchase price to incomplete research and development projects.  In connection with the acquisition of JcAIR, we allocated $200,000 of the purchase price to incomplete research and development projects.  These allocations represent the estimated fair value of such incomplete research and development projects, at the acquisition date, based on future cash flows that have been adjusted by the respective projects’ completion percentage.   At the respective acquisition dates, the development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses.  Accordingly, we expensed these costs as of the respective acquisition dates in accordance with accounting principles generally accepted in the United States of America.

The values assigned to these projects were determined by identifying significant research projects for which technological feasibility had not been established.   At its acquisition date, SPG was conducting development activities associated with the completion of test mobile products used to test evolving 3G (third-generation) mobile communications networks and equipment that tests the functionality and performance of Wide-Band-Code-Division-Multiple-Access technology.  At its acquisition date, JcAIR was conducting development activities associated with the completion of the general avionic test equipment sets.  These projects under development at the valuation date represent technologies which are expected to address emerging market demands.  We intend to continue with these development efforts and, if successfully completed, release the products to market.

 At its acquisition date, SPG expected to spend approximately $2.2 million to complete all phases of the research and development, with anticipated completion dates ranging from two to five months from that date.   At its acquisition date, JcAIR expected to spend approximately $900,000 to complete all phases of the research and development, with anticipated completion dates ranging from fifteen to twenty months from that date.

We determined the value assigned to purchased in-process technology by estimating the contribution of the purchased in-process technology in developing a commercially viable product, estimating the resulting net cash flows from the expected sales of such a product, and discounting the net cash flows to their present value using an appropriate discount rate.

Revenue growth rates for the acquired companies were estimated based on a detailed forecast, as well as discussions with the finance, marketing and engineering personnel of the acquired companies.  Allocation of total projected revenues to in-process research and development were based on discussions with the acquired companies’ management.  Selling, general and administrative expenses and profitability estimates were determined based on forecasts as well as an analysis of comparable companies’ margin expectations.

The projections utilized in the transaction pricing and purchase price allocation exclude the potential synergetic benefits related specifically to our ownership.  Due to the stage of the development and reliance on future, unproven products and technologies, the nature of the forecasts and the risks associated with the projected growth and profitability of the development projects, discount rates of 24% and 40% (assumes the contingent payment is earned) were used to discount SPG’s cash flows from the in-process technology, and 24% was used to discount JcAIR’s cash flows.   The discount rate was commensurate with the acquired companies’ market position, the uncertainties in the economic estimates described above, the inherent uncertainty surrounding the successful development of the purchased in-process technology, the useful lives of such technology, the profitability levels of such technology, and the uncertainty related to technological advances that could render development stage technologies obsolete.

We believe that the foregoing assumptions used in the forecasts were reasonable at the time of the acquisitions.  No assurance can be given, however, that the underlying assumptions used to estimate sales, development costs or profitability, or the events associated with such projects will transpire as estimated.  For these reasons, actual results may vary from projected results.

Remaining development efforts for the acquired companies’ research and development included various phases of design, development and testing.  Funding for such projects is expected to come primarily from internally generated sources.

As evidenced by the continued support of the development of these projects, we believe we have a reasonable chance of successfully completing the research and development programs.  However, as with all of our technology development, there is a risk associated with the completion of the research and development projects, and there is no assurance that technological or commercial success will be achieved.

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

Other Income (Expense).   Interest expense was $895,000 in fiscal 2005 and $1.4 million in fiscal 2004.  Other income of $1.8 million in fiscal 2005 consisted primarily of $1.7 million of interest income.  Other expense of $1.7 million in fiscal 2004 consisted primarily of $2.0 million of foreign currency transaction losses partially offset by interest income of $456,000.  Foreign currency transaction losses decreased primarily due to foreign currency contract strategies that we employed in fiscal 2005.  Interest income increased primarily due to higher average levels of cash and marketable securities.  Interest income is expected to decrease in fiscal 2006 as a result of our decreased cash position resulting from the use of cash for acquisitions.  Interest expense decreased in fiscal 2005 due to lower borrowings.

Provision for Income Taxes.   The income tax provision was $14.4 million (an effective income tax rate of 43.5%) in fiscal 2005 and $12.5 million (an effective income tax rate of 37.8%) in fiscal 2004.  The effective income tax rate for the two periods differed from the amount computed by applying the U.S. Federal income tax rate to income before income taxes primarily due to foreign, state and local income taxes, and research and development credits and non-deductible in-process research and development costs.  The primary difference in rates between the two years is due to the increase in domestic income relative to foreign income and a valuation allowance recorded on foreign losses.  Domestic income is taxed at higher effective tax rates than foreign income which increases the overall global tax rate.

Income from Continuing Operations.   Income from continuing operations for the year ended June 30, 2005 was $18.6 million, or $.25 per diluted share, versus $20.5 million, or $.29 per diluted share, in 2004.  Fiscal 2005 income from continuing operations included a $3.0 million charge ($3.0 million, net of tax, or $.04 per diluted share), for in-process research and development related to the acquisitions of JcAIR and SPG.  Fiscal 2004 income from continuing operations included a $4.2 million charge ($3.9 million, net of tax, or $.06 per diluted share) for in-process research and development related to the acquisitions of MCE, RIWS and Celerity.

Fiscal Year Ended June 30, 2004 Compared to Fiscal Year Ended June 30, 2003

Net Sales.   Net sales increased 56% to $414.1 million in fiscal 2004 from $265.8 million in fiscal 2003.   Net sales in the microelectronic solutions (“AMS”) segment increased 72% to $164.5 million in fiscal 2004 from $95.8 million in fiscal 2003 due primarily to the acquisition of MCE in September 2003.  Net sales in the test solutions (“ATS”) segment increased 47% to $249.6 million in fiscal 2004 from $170.0 million in fiscal 2003 primarily due to the acquisition of RIWS in July 2003 and increased sales in our communication test products business.

Gross Profit.

Fiscal Year
Ended		% of		% of		% of
June 30,	AMS	sales	ATS	sales	Total	sales

2004	$83,264	51%	$109,428	44%	$192,692	47%
2003	45,723	48%	62,364	37%	108,087	41%

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

Selling, General and Administrative Costs.

Fiscal Year
Ended		% of		% of			% of
June 30,	AMS	sales	ATS	sales	Corporate	Total	sales

2004	$25,810	16%	$56,188	23%	$12,737	$94,735	23%
2003	13,468	14%	38,436	23%	7,045	58,949	22%

Selling, general and administrative costs increased $12.3 million, or 92%, in the AMS segment due primarily to the addition of the expenses of MCE.  Selling, general and administrative costs increased $17.8 million, or 46%, in the ATS segment due primarily to the addition of the expenses of RIWS and Celerity.  Corporate selling, general and administrative expenses increased $5.7 million due primarily to increased compensation expense, professional fees and insurance expense.

Research and Development Costs.

Fiscal Year
Ended		% of		% of		% of
June 30,	AMS	sales	ATS	sales	Total	sales

2004	$15,409	9%	$34,563	14%	$49,972	12%
2003	12,369	13%	17,146	10%	29,515	11%

Self funded research and development costs increased $3.0 million, or 25%, in the AMS segment primarily due to the addition of the expenses of MCE offset, in part, by reduced expenses in our microelectronic modules business.  Research and development costs increased $17.4 million, or 102%, in the ATS segment primarily due to the addition of the expenses of RIWS, which historically had, and is expected to continue to have, higher research and development costs.

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

Other Income (Expense).  Interest expense increased to $1.4 million in fiscal 2004 from $1.1 million in fiscal 2003.   Other expense of $1.7 million in fiscal 2004 consisted primarily of $2.0 million of foreign currency transaction losses, offset by interest income of $456,000.  Other income of $459,000 in fiscal 2003 consisted of $945,000 of interest income partially offset by foreign currency transaction losses of $605,000.  Interest income decreased primarily due to lower average levels of cash and marketable securities, which were used to acquire MCE, RIWS and Celerity, and lower market interest rates.

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

Income from Continuing Operations.   Income from continuing operations for the year ended June 30, 2004 was $20.5 million, or $.29 per diluted share, versus $10.9 million, or $.18 per diluted share, in 2003.  Fiscal 2004 income from continuing operations included a $4.2 million charge ($3.9 million, net of tax, or $.06 per diluted share), for in-process research and development related to the acquisitions of MCE, RIWS and Celerity.

Liquidity and Capital Resources

As of June 30, 2005, we had $161.7 million of working capital.  Our current ratio was 2.6 to 1 at June 30, 2005.  On February 14, 2003, we executed an amended and restated revolving credit and security agreement with two banks which replaced a previous loan agreement.  The amended and restated loan agreement increased the line of credit to $50 million through February 2007, continued the mortgage on our Plainview property for $2.5 million and is secured by the pledge of the stock of certain of our subsidiaries.  The interest rate on revolving credit borrowings under this agreement is at various rates depending upon certain financial ratios, with the current rate substantially equivalent to LIBOR plus 1% (4.3% at June 30, 2005).  The mortgage is payable in monthly installments of approximately $26,000 through March 2008 and a balloon payment of $1.6 million in April 2008.  We have entered into interest rate swap agreements for the outstanding amount under the mortgage agreement at approximately 7.6% in order to reduce the interest rate risk associated with these borrowings.

The terms of our loan agreement require compliance with certain covenants including minimum consolidated tangible net worth and pretax earnings, maintenance of certain financial ratios, limitations on indebtedness and prohibition of the payment of cash dividends.  We are currently in full compliance with all of the covenants contained in our loan agreement.

On July 31, 2003, we acquired RIWS for cash of $38 million and a deferred payment of up to $16.5 million in either cash or Aeroflex common stock, at our option, depending on RIWS achieving certain performance goals for the year ending July 31, 2004.  Although we believe that the performance goals have not been met, the determination is not final.  This acquisition was funded with available cash-on-hand.

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

On March 10, 2004, we completed the sale of 7.0 million shares of our common stock at $13.75 per share.  We received $91.2 million, net of commission and expenses.  These net proceeds were used for working capital and other general corporate purposes including research and development and acquisitions.

On April 19, 2005, we acquired JcAIR for $35 million in cash.

On May 23, 2005, we acquired SPG for $84 million in cash and a contingent payment of up to $4 million in cash depending on SPG achieving certain performance goals for the year ending June 30, 2006.

In fiscal 2005, our continuing operations provided $37.8 million, primarily from our continued profitability.  In fiscal 2005, our investing activities used cash of $117.6. million principally for acquisitions ($117.8 million) and capital expenditures ($15.6 million) offset, in part, by net proceeds from the sale of our discontinued subsidiaries ($16.0 million).

In fiscal 2005, our financing activities used $4.0 million including debt repayments of $5.5 million, partially offset by $1.8 million in proceeds from the exercise of stock options.

We believe that existing cash and unused lines of credit coupled with internally generated funds will be sufficient for our working capital requirements, capital expenditure needs and the servicing of our debt for the foreseeable future.  Our cash and lines of credit are available to fund acquisitions and other potential large cash needs that may arise.  At June 30, 2005, our available unused line of credit was $41.6 million after consideration of letters of credit.

Contractual Obligations

The following table summarizes our obligations and commitments to make future payments under debt, operating leases, and employment contracts as of June 30, 2005:

	Payments due by period
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(In thousands)

Long-term debt	$4,824	$634	$2,776	$669	$745
Operating leases	38,133	8,280	10,963	6,420	12,470
Employment contracts	7,200	2,267	3,153	1,780	—
Total	$50,157	$11,181	$16,892	$8,869	$13,215

The operating lease commitments shown in the above table have not been reduced by future minimum sub-lease rentals of $16.2 million.

In the normal course of business, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment.  None of these obligations are individually significant.  We do not expect that these commitments as of June 30, 2005 will materially adversely affect our liquidity.

Legal Proceedings

We are involved in various routine legal matters.  We believe the outcome of these matters will not have a materially adverse effect on our consolidated financial statements.

The Registrant recently has learned that it inadvertently may have violated certain International Traffic in Arms Regulations (ITAR) by exporting certain products and services without licenses.  These exports resulted from an error in classifying the products and services as commercial rather than military.  The Registrant has prepared and filed a voluntary disclosure with the State Department in which the details of the exports and erroneous classifications are described.  At this time, it is not possible to determine whether any fines or other penalties will be asserted against the Registrant, or the materiality of any outcome.

We are undergoing routine audits by taxing authorities of our state income tax returns covering periods from 2002 to 2004.  We believe that the probable outcome of these various audits should not materially affect our consolidated financial statements.

Backlog

Our backlog of orders was $209.5 million at June 30, 2005 and $172.9 million at June 30, 2004.

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

Revenue and Cost Recognition Under Long-Term Contracts

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectibility of the resulting receivable is reasonably assured.  For arrangements other than certain long-term contracts, revenue (including shipping and handling fees) is recognized when products are shipped and title is passed to the customer.  If title does not pass until the product reaches the customer’s delivery site, the recognition of revenue is deferred until that time.  Revenues associated with certain long-term contracts are recognized in accordance with Statement of Position No. 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”).  Under SOP 81-1, we use the percentage-of-completion method, whereby revenues and associated costs are recognized as work on a contract progresses.  We measure the extent of progress toward completion generally based upon one of the following (based upon an assessment of which method most closely aligns to the underlying earnings process): (i) the units-of-delivery method, (ii) the cost-to-cost method, using the ratio of contract costs incurred as a percentage of  total estimated costs at contract completion (based upon engineering and production estimates), or (iii) the achievement of contractual milestones.  Provisions for anticipated losses or revisions in estimated profits on contracts-in- process are recorded in the period in which such anticipated losses or revisions become evident.  Revenue from software support and maintenance contracts is recognized ratably over the term of the contract in accordance with SOP-97-2, “Software Revenue Recognition.”

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.  Inventory levels are maintained in relation to the expected sales volume.  We periodically evaluate the net realizable value of our inventory.  Numerous analyses are applied including lower of cost or market analysis, forecasted consideration, such as technological changes, age and physical condition, appropriate adjustments are recorded to the inventory balance.  If actual conditions differ from our expectations, then inventory balances may be over or under valued, which could have a material effect on our results of operations and financial condition.

Recoverability of Long-Lived Assets,  Intangible Assets and Goodwill

Property, plant and equipment are stated at cost less accumulated depreciation computed on a  straight-line basis over the estimated useful lives of the related assets.  Leasehold improvements are amortized over the life of the lease, including anticipated renewals, or the estimated life of the asset, whichever is shorter.  Changes in circumstances such as technological advances or changes to our business model can result in the actual useful lives differing from our estimates.  To the extent the estimated useful lives are incorrect, the value of these assets may be over or under stated, which in turn could have a material effect on our results of operations and financial condition.

Long-lived assets other than goodwill are reviewed for impairment not less than annually and whenever events or changes in circumstances indicate that the carrying value of any such asset may be impaired.  We evaluate the recoverability of such assets by estimating future cash flows.  If the sum of the undiscounted cash flows expected to result from the use of the assets and their eventual disposition is less than the carrying amount of the assets, we will recognize an impairment loss to the extent of the excess of the carrying amount of the assets over the discounted cash flow.

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

If the impairment review of goodwill, intangible assets and other long-lived assets differs significantly from actual results, it could have a material effect on our results of operations and financial condition.

Restructuring Charges

When we incur a liability related to a restructuring charge, we estimate and record all appropriate expenses.  These expenses include severance, retention bonuses, fringe benefits, asset impairment, buyout of leases and inventory write-downs.  To the extent that our estimates differ from actual expenses, there could be significant additional expenses or reversals of previously recorded charges in the future.

Income Taxes

The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions.  If this assumption changes in the future, we may be required to record additional valuation allowances against our deferred tax assets resulting in additional income tax expense or benefit in our consolidated statement of operations.  We evaluate the realizability of the deferred tax assets and assess the adequacy of the valuation allowance quarterly.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have material current or future effect upon our financial condition or results of operations.

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

In the event that any of our customers encounter financial difficulties and fail to pay us, it could adversely affect our results of operations and financial condition.

We manufacture products to customer specifications and purchase products in response to customer orders.  In addition, we may commit significant amounts to maintain inventory in anticipation of customer orders.  In the event that any customer, for whom we maintain inventory, experiences financial difficulties, we may be unable to sell such inventory at its current profit margin, if at all.  In such an event, our gross margins would decline.  In addition, if the financial condition of any customer deteriorates, resulting in an impairment of that customer’s ability to pay us amounts owed in respect of a significant amount of outstanding receivables, our financial condition would be adversely affected.

If we cannot continue to develop, manufacture and market innovative products and services rapidly that meet customer requirements for performance and reliability, we may lose market share and our revenues may suffer.

The process of developing new high technology products and services is complex and uncertain, and failure to anticipate customers’ changing needs and emerging technological trends accurately and to develop or obtain appropriate intellectual property could significantly harm our results of operations.  We must make long-term investments and commit significant resources before knowing whether our predictions will eventually result in products that the market will accept.  We must accurately forecast volumes, mix of products and configurations that meet customer requirements, and we may not succeed.

Due to the international nature of our business, political or economic changes could harm our future revenues, costs and expenses and financial condition.

Our future revenues, costs and expenses could be adversely affected by a variety of international factors, including:

•                  changes in a country’s or region’s political or economic conditions;

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

As part of our business strategy, we engage in discussions with third parties regarding, and enter into agreements relating to, possible acquisitions, strategic alliances, ventures and divestitures in order to manage our product and technology portfolios and further our strategic objectives.  In order to pursue this strategy successfully, we must identify suitable acquisition, alliance or divesture candidates, complete these transactions, some of which may be large and complex, and integrate acquired companies.  Integration and other risks of acquisitions and strategic alliances can be more pronounced for larger and more complicated transactions, or if multiple acquisitions are pursued simultaneously.

The integration of our recent acquisitions of JcAIR and SPG may make the completion and integration of subsequent acquisitions more difficult.  However, if we fail to identify and complete these transactions, we may be required to expend resources to internally develop products and technology or may be at a competitive disadvantage or may be adversely affected by negative market perceptions, which may have a material effect on our revenues and selling, general and administrative expenses taken as a whole.

Acquisitions and strategic alliances may require us to integrate with a different company culture, management team and business infrastructure and otherwise manage integration risks.  Even if an acquisition or alliance is successfully integrated, we may not receive the expected benefits of the transaction.  Managing acquisitions, alliances and divestitures requires varying levels of management resources, which may divert management’s attention from the other business operations.  Acquisitions, including abandoned acquisitions, also may result in significant costs and expenses and charges to earnings.  As a result, any completed, pending or future transactions may contribute to our financial results differing from the investment community’s expectations in a given quarter.

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

Terrorist acts or acts of war may seriously harm our business, results of operations and financial condition.

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

General market conditions and domestic or international macroeconomic and geopolitical factors unrelated to our performance may also affect our stock price.  In addition, following periods of volatility in a Registrant’s securities, securities class action litigation against a Registrant is sometimes instituted.  This type of litigation could result in substantial costs and the diversion of management time and resources.

Forward-Looking Statements

All statements other than statements of historical fact included in this Annual Report, including without limitation statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and plans and objectives of our management for future operations, are forward-looking statements.  When used in this Annual Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements.  Such forward-looking statements are based on the current beliefs of our management, as well as assumptions made by and information currently available to our management.  Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to those set forth above.  Such statements reflect our current views with respect to the future and are subject to these and other risks, uncertainties and assumptions relating to Aeroflex’s financial condition, results of operation, growth strategy and liquidity.  Aeroflex does not undertake any obligation to update such forward-looking statements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates and to foreign currency exchange rates.  Most of our debt is at fixed rates of interest or at a variable rate with an interest rate swap agreement which effectively converts the variable rate debt into fixed rate debt.  Therefore, if market interest rates increase by 10% from levels at June 30, 2005, the effect on our net income as well as the fair value of our swap would be insignificant.  Most of our invested cash and cash equivalents are at variable rates of interest.  If market interest rates decrease by 10 percent from levels at June 30, 2005, the effect on our net income would be insignificant.  If foreign currency exchange rates (primarily the British Pound and the Euro) change by 10% from levels at June 30, 2005, the effect on our other comprehensive income would be approximately $17.6 million.  Foreign currency contracts are used to protect the Registrant from fluctuations in exchange rates.  The Registrant periodically enters into foreign currency contracts, which are not designated as hedges, and the change in fair value is included in income currently, within other income (expense).  As of June 30, 2005, the Registrant had $2.5 million of notional value foreign currency forward contracts maturing through September 2005.  Notional amounts do not quantify risk or represent assets or liabilities of the Registrant, but are used in the calculation of cash settlements under the contracts.  The fair value of these contracts at June 30, 2005 was $92,000 less than the notional value.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data listed in the accompanying Index to Financial Statements and Schedules are attached as part of this report.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

(a)           Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  The effectiveness of our disclosure controls and procedures is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate errors or misconduct completely.  As a result, there can be no assurance that our disclosure controls and procedures will detect all errors or fraud.  By their nature, any system of internal control, including our system, can provide only reasonable assurance regarding management’s control objectives.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2005, the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2005.

(b)           Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) of the Securities Exchange Act of 1934, as amended).

Under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, our management has concluded that, as of June 30, 2005, our internal control over financial reporting was effective.

We acquired JcAIR, Inc. and UbiNetics Limited during 2005, and management, as permitted, excluded these entities from its assessment of the effectiveness of our internal control over financial reporting as of June 30, 2005. These entities comprise an aggregate total assets of approximately $140 million and total revenues of approximately $8 million which are included in our consolidated financial statements as of and for the year ended June 30, 2005.

KPMG LLP, the independent registered public accounting firm that audits our consolidated financial statements, has issued its attestation report on management’s assessment of internal control over financial reporting.  That attestation report appears on page S-1.

(c)           Changes in Internal Controls

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

There were no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In connection with the assessment of the effectiveness of our internal control over financial reporting as of June 30, 2005, significant deficiencies related to the effectiveness of certain of our review controls covering the completeness and accuracy of income taxes and accounting for business combinations were identified. Although these deficiencies do not constitute a material weakness, management plans improvements to internal controls including the strengthening of existing controls and establishment of additional monitoring controls.

ITEM 9B – OTHER INFORMATION

None.

PART III

The information required by items 10, 11, 12, 13 and 14 of Part III is incorporated by reference to our definitive proxy statement in connection with our Annual Meeting of Stockholders scheduled to be held on November 10, 2005.  The proxy statement is to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year ended June 30, 2005.

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)                                  See index to Financial Statements at beginning of attached financial statements.

(b)                                Exhibits

3.1	Certificate of Incorporation, as amended. (Incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended September 30, 2001).

3.2	By-Laws, as amended. (Incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 8-K filed on August 17, 2005).

4.1

Fifth Amended and Restated Loan and Security Agreement dated as of February 14, 2003 among the Registrant, certain of its subsidiaries, JPMorgan Chase Bank and Fleet National Bank. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended December 31, 2002).

10.2	1994 Non-Qualified Stock Option Plan. (Incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K for the year ended June 30, 1994).

10.3	1994 Outside Directors Stock Option Plan. (Incorporated by reference to Exhibit 10.3 of Annual Report on Form 10-K for the year ended June 30, 1994).

10.4	Employment Agreement between Aeroflex Incorporated and Harvey R. Blau. (Incorporated by reference to Exhibit 10.1 to Report on Form 10-Q for the quarter ended March 31, 1999).

10.5	Employment Agreement between Aeroflex Incorporated and Michael Gorin. (Incorporated by reference to Exhibit 10.2 to Report on Form 10-Q for the quarter ended March 31, 1999).

10.6	Employment Agreement between Aeroflex Incorporated and Leonard Borow. (Incorporated by reference to Exhibit 10.3 to Report on Form 10-Q for the quarter ended March 31, 1999).

10.7	1996 Stock Option Plan. (Incorporated by reference to Exhibit A to Definitive schedule 14A filed September 30, 1996).

10.8	1998 Stock Option Plan. (Incorporated by reference to Exhibit 10 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

10.9	1999 Stock Option Plan. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8, Registration Statement #333-31654).

10.10	Key Employee Stock Option Plan. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8, Registration Statement #333-53622).

10.11	2000 Stock Option Plan, as amended. (Incorporated by reference to Exhibit 4 to Registration Statement on Form S-8, #333-97027).

10.12	2002 Stock Option Plan. (Incorporated by reference to Exhibit 4 to Registration Statement on Form S-8, #333-97029).

10.13

Amendment No. 1 to Employment Agreement between Aeroflex Incorporated and Harvey R. Blau, effective September 1, 1999. (Incorporated by reference to Exhibit 10.17 to Form 10-K for the fiscal year ended June 30, 2000).

10.14

Amendment No. 1 to Employment Agreement between Aeroflex Incorporated and Michael Gorin, effective September 1, 1999. (Incorporated by reference to Exhibit 10.18 to Form 10-K for the fiscal year ended June 30, 2000).

10.15

Amendment No. 1 to Employment Agreement between Aeroflex Incorporated and Leonard Borow, effective September 1, 1999. (Incorporated by reference to Exhibit 10.19 to Form 10-K for the fiscal year ended June 30, 2000).

10.16

Amendment No. 2 to Employment Agreement between Aeroflex Incorporated and Harvey R. Blau, effective August 13, 2001. (Incorporated by reference to Exhibit 10.16 to Form 10-K for the fiscal year ended June 30, 2001).

10.17

Amendment No. 2 to Employment Agreement between Aeroflex Incorporated and Michael Gorin, effective August 13, 2001. (Incorporated by reference to Exhibit 10.17 to Form 10-K for the fiscal year ended June 30, 2001).

10.18

Amendment No. 2 to Employment Agreement between Aeroflex Incorporated and Leonard Borow, effective August 13, 2001. (Incorporated by reference to Exhibit 10.18 to Form 10-K for the fiscal year ended June 30, 2001).

10.19	Aeroflex Incorporated Key Employee Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.19 to Form 10-K for the fiscal year ended June 20, 2001).

10.20	Trust Under Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.20 to Form 10-K for the fiscal year ended June 30, 2001).

10.21

Amendment No. 3 to Employment Agreement between Aeroflex Incorporated and Harvey R. Blau, effective November 8, 2001. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2001).

10.22

Amendment No. 3 to Employment Agreement between Aeroflex Incorporated and Michael Gorin, effective November 8, 2001. (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2001).

10.23

Amendment No. 3 to Employment Agreement between Aeroflex Incorporated and Leonard Borow, effective November 8, 2001. (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2001).

10.24

Agreement and Plan of Merger, dated as of June 27, 2003, among Aeroflex Incorporated, Acquisition, MCE and Michael J. Endres. (Incorporated by reference to Exhibit 99.1 of Report on Form 8-K filed July 2, 2003).

10.25	Form of Warrant Exchange Agreement. (Incorporated by reference to Exhibit 99.2 of Report on Form 8-K filed July 2, 2003).

10.26	Form of MCE Shareholders’ Agreement. (Incorporated by reference to Exhibit 99.3 of Report on Form 8-K filed July 2, 2003).

10.27

Stock Purchase Agreement dated as of July 31, 2003, by and among Racal Instruments Group Limited, Aeroflex and IFR Systems Limited, a wholly-owned subsidiary of Aeroflex Incorporated. (Incorporated by reference to Exhibit 99.1 to Report on Form 8-K dated July 31, 2003).

10.28

Asset Purchase Agreement dated as of July 31, 2003, by and between Racal Instruments Inc. and Aeroflex Incorporated. (Incorporated by reference to Exhibit 99.2 to Report on Form 8-K dated July 31, 2003).

10.29

Asset Purchase Agreement dated as of July 31, 2003, by and among Racal Instruments Group Limited and Aeroflex Incorporated. (Incorporated by reference to Exhibit 99.3 to Report on Form 8-K dated July 31, 2003).

10.30	Employment Agreement between Aeroflex Incorporated and Carl Caruso dated November 6, 2003. (Incorporated by reference to Exhibit 10.2 to Report on Form 10-Q for the quarter ended December 31, 2003).

10.31

Employment Agreement between Aeroflex Incorporated and Charles Badlato dated November 6, 2003. (Incorporated by reference to Exhibit 10.1 to Report on Form 10-Q for the quarter ended December 31, 2003).

10.32

Amendment No. 4 to Employment Agreement between Aeroflex Incorporated and Harvey R. Blau dated as of May 13, 2004. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2004).

10.33

Amended No. 4 to Employment Agreement between Aeroflex Incorporated and Michael Gorin dated as of May 13, 2004. (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2004).

10.34

Amendment No. 4 to Employment Agreement between Aeroflex Incorporated and Leonard Borow dated May 13, 2004. (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2004).

10.35	Amendment No. 1 to Employment Agreement between Aeroflex Incorporated and Carl Caruso dated March 11, 2005. (Incorporated by reference to Exhibit 10.1 of Report on Form 8-K filed March 31, 2005).

10.36

Sale and Purchase Agreement, dated as of May 23, 2005, between UbiNetics Holdings Limited and Aeroflex Test Solutions Limited. (Incorporated by reference to Exhibit 10.1 to Report on Form 8-K filed May 27, 2005).

10.37	Deed of Guarantee, dated as of May 23, 2005, made between Aeroflex Incorporated and UbiNetics Holdings Limited. (Incorporated by reference to Exhibit 10.2 to Report on Form 8-K filed May 27, 2005).

10.38	Amendment No. 5 to Employment Agreement between Aeroflex Incorporated and Harvey R. Blau dated August 17, 2005. (Incorporated by reference to Exhibit 10.1 to Report on Form 8-K filed August 17, 2005).

10.39	Amendment No. 5 to Employment Agreement between Aeroflex Incorporated and Michael Gorin dated August 17, 2005. (Incorporated by reference to Exhibit 10.2 to Report on Form 8-K filed August 17, 2005).

10.40	Amendment No. 5 to Employment Agreement between Aeroflex Incorporated and Leonard Borow dated August 17, 2005. (Incorporated by reference to Exhibit 10.3 to Report on Form 8-K filed August 17, 2005).

10.41	Consulting and Retirement Agreement between Aeroflex Incorporated and Michael Gorin dated August 17, 2005. (Incorporated by reference to Exhibit 10.4 to Report on Form 8-K filed August 17, 2005).

21	The following is a list of the Registrant’s subsidiaries as of June 30, 2005:

Jurisdiction of
Name	Incorporation
Aeroflex Cambridge, Ltd.	England
Aeroflex Colorado Springs, Inc.	Delaware
Aeroflex Inmet, Inc.	Michigan
Aeroflex International Ltd.	England
Aeroflex KDI, Inc.	Michigan
Aeroflex Metelics, Inc.	California
Aeroflex Microelectronics Solutions, Inc.	Michigan
Aeroflex Plainview, Inc.	Delaware
Aeroflex Powell, Inc.	Ohio
Aeroflex Systems Corp.	Delaware
Aeroflex Weinschel, Inc.	Michigan
Aeroflex Wichita, Inc.	Delaware
Europtest, S.A.	France
Racal Instruments Wireless Solutions Limited	England

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Operating Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aeroflex Incorporated
Date: September 13, 2005
	By:	/s/ Harvey R. Blau
Harvey R. Blau, Chairman and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

/s/ Harvey R. Blau	Chairman of the Board	September 8, 2005
Harvey R. Blau	(Chief Executive Officer)

/s/ Michael Gorin	Vice Chairman, Chief Financial Officer	September 8, 2005
Michael Gorin	and Director
(Chief Financial Officer and
Principal Accounting Officer)

/s/ Leonard Borow	President, Chief Operating Officer,	September 8, 2005
Leonard Borow	Secretary and Director

/s/ Paul Abecassis	Director	September 8, 2005
Paul Abecassis

/s/ John F. Benedik	Director	September 8, 2005
John F. Benedik

/s/ Milton Brenner	Director	September 8, 2005
Milton Brenner

/s/ Ernest E. Courchene, Jr.	Director	September 8, 2005
Ernest E. Courchene, Jr.

/s/ Michael A. Nelson	Director	September 8, 2005
Michael A. Nelson

/s/ Eugene Novikoff	Director	September 8, 2005
Eugene Novikoff

/s/ Joseph Pompeo	Director	September 8, 2005
Joseph Pompeo

/s/ Barton D. Strong	Director	September 8, 2005
Barton D. Strong

AEROFLEX INCORPORATED

AND SUBSIDIARIES

FINANCIAL STATEMENTS AND SCHEDULES

COMPRISING ITEM 8 OF ANNUAL REPORT ON FORM 10-K

TO SECURITIES AND EXCHANGE COMMISSION

AS OF JUNE 30, 2005 AND 2004

AND FOR THE YEARS

ENDED JUNE 30, 2005, 2004 AND 2003

FINANCIAL STATEMENTS AND SCHEDULES

I N D E X

ITEM 15(a)

1.	FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm

Consolidated financial statements:

Balance sheets – June 30, 2005 and 2004

Statements of operations – each of the years in the three year period ended June 30, 2005

Statements of stockholders’ equity and comprehensive income – each of the years in the three year period ended June 30, 2005

Statements of cash flows – each of the years in the three year period ended June 30, 2005

Notes (1-15)

Quarterly financial data (unaudited)

2.	FINANCIAL STATEMENT SCHEDULE:

II – Valuation and qualifying accounts

All other schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Aeroflex Incorporated:

We have audited management’s assessment, included in the accompanying Item 9A(b) Management’s Report on Internal Control Over Financial Reporting, that Aeroflex Incorporated maintained effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Aeroflex Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Aeroflex Incorporated maintained effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Also, in our opinion, Aeroflex Incorporated maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As described in Management’s Report on Internal Control Over Financial Reporting, Aeroflex Incorporated acquired JcAIR, Inc. and UbiNetics Limited during 2005, and management excluded from its assessment of the effectiveness of Aeroflex Incorporated’s internal control over financial reporting as of June 30, 2005, internal control over financial reporting associated with these entities comprising aggregate total assets of approximately $140 million and total revenues of approximately $8 million included in Aeroflex Incorporated’s consolidated financial statements as of and for the year ended June 30, 2005. Our audit of internal control over financial reporting of Aeroflex Incorporated also excluded an evaluation of the internal control over financial reporting of JcAIR, Inc. and UbiNetics Limited.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Aeroflex Incorporated and subsidiaries as of June 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2005, and our report dated September 13, 2005, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Melville, New York
September 13, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Aeroflex Incorporated:

We have audited the accompanying consolidated balance sheets of Aeroflex Incorporated and subsidiaries as of June 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2005. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 15(a)2.  These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aeroflex Incorporated and subsidiaries as of June 30, 2005, and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2005, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Aeroflex Incorporated’s internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 13, 2005, expressed an unqualified opinion on management’s assessment of, and the effective operation of, the Company’s internal control over financial reporting. Such report contains an explanatory paragraph relating to the exclusion of internal control over financial reporting associated with two entities acquired during 2005 from management’s assessment and our assessment of the effectiveness of internal control over financial reporting of the Company as of June 30, 2005.

/s/ KPMG LLP
Melville, New York
September 13, 2005

Aeroflex Incorporated

and Subsidiaries

Consolidated Balance Sheets

(In thousands)

	June 30, 2005	June 30, 2004
Assets

Current Assets:
Cash and cash equivalents	$12,974	$98,502
Accounts receivable, less allowance for doubtful accounts of $1,210 and $1,618 at June 30, 2005 and 2004, respectively	101,317	97,031
Inventories	118,906	94,617
Deferred income taxes	18,499	16,774
Assets of discontinued operations	—	11,910
Prepaid expenses and other current assets	11,107	8,646
Total current assets	262,803	327,480

Property, plant and equipment, net	78,195	74,372
Assets of discontinued operations	—	9,717
Other assets	13,537	10,932
Intangible assets with definite lives, net of accumulated amortization of $23,472 and $14,620 at June 30, 2005 and 2004, respectively	67,266	40,602
Goodwill	168,048	88,288

Total assets	$589,849	$551,391

See notes to consolidated financial statements

	June 30, 2005	June 30, 2004
Liabilities and Stockholders’ Equity

Current liabilities:
Current portion of long-term debt	$634	$4,770
Accounts payable	35,907	25,293
Advance payments by customers	15,183	11,725
Income taxes payable	3,657	1,088
Liabilities of discontinued operations	—	4,573
Accrued payroll expenses	15,222	13,966
Accrued expenses and other current liabilities	30,451	28,200
Total current liabilities	101,054	89,615

Long-term debt	4,190	5,505
Deferred income taxes	17,146	9,445
Liabilities of discontinued operations	—	3,613
Other long-term liabilities	23,479	16,116
Total liabilities	145,869	124,294

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.10 per share; authorized 1,000 shares Series A Junior Participating Preferred Stock, par value $.10 per share, authorized 110; none issued	—	—
Common stock, par value $.10 per share; authorized 110,000 shares; issued 74,618 and 74,282 shares at June 30, 2005 and 2004, respectively	7,462	7,428
Additional paid-in capital	372,666	370,491
Accumulated other comprehensive income	9,020	11,387
Retained earnings	54,846	37,805
	443,994	427,111

Less: Treasury stock, at cost (4 shares at June 30, 2005 and 2004)	14	14
Total stockholders’ equity	443,980	427,097

Total liabilities and stockholders’ equity	$589,849	$551,391

See notes to consolidated financial statements

Aeroflex Incorporated

and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Years Ended June 30,
	2005	2004	2003

Net sales	$463,371	$414,101	$265,807
Cost of sales	244,759	221,409	157,720
Gross profit	218,612	192,692	108,087

Selling, general and administrative costs (including restructuring charges of $3,124 in 2005, note 4)	113,271	94,735	58,949
Research and development costs	61,399	49,972	29,515
Amortization of acquired intangibles	8,896	7,730	2,721
Acquired in-process research and development costs (Note 3)	2,974	4,220	—
Total operating costs	186,540	156,657	91,185
Operating income	32,072	36,035	16,902

Other income (expense)
Interest expense	(895)	(1,403)	(1,104)
Other income (expense), net (including interest income and dividends of $1,746, $456 and $945)	1,844	(1,711)	459
Total other income (expense)	949	(3,114)	(645)

Income from continuing operations before income taxes	33,021	32,921	16,257
Provision for income taxes	14,377	12,457	5,362
Income from continuing operations	18,644	20,464	10,895

Discontinued operations
Loss from discontinued operations, net of tax benefit of $(100), $(1,030) and $(1,222) (note 2)	(791)	(2,158)	(2,766)
Income (loss) on disposal of operations, net of tax provision (benefit) of $355, $(2,941) and $(893) (note 2)	(812)	(6,159)	(1,734)
Loss from discontinued operations, net of tax	(1,603)	(8,317)	(4,500)
Net income	$17,041	$12,147	$6,395

Income (loss) per common share:
Basic
Continuing operations	$0.25	$0.30	$0.18
Discontinued operations	(0.02)	(0.12)	(0.07)
Net income	$0.23	$0.18	$0.11

Diluted
Continuing operations	$0.25	$0.29	$0.18
Discontinued operations	(0.03)	(0.12)	(0.07)
Net income	$0.22	$0.17	$0.11

Weighted average number of common shares outstanding:
Basic	74,634	67,917	60,193
Diluted	75,885	69,931	60,753

See notes to consolidated financial statements

Aeroflex Incorporated and Subsidiaries

Consolidated Statements of Stockholders’ Equity

and Comprehensive Income

(In thousands)

					Accumulated
				Additional	Other Comprehensive
		Common Stock		Paid-in	Income	Retained	Treasury Stock		Comprehensive
	Total	Shares	Par Value	Capital	(Loss)	Earnings	Shares	Cost	Income (Note 10)

Balance, July 1, 2002	$249,482	60,006	$6,001	$222,351	$1,881	$19,263	4	$(14)
Stock issued upon exercise of stock options including tax benefit (Note 11)	591	116	11	580	—	—	—	—
Deferred compensation	12	—	—	12	—	—	—	—
Other comprehensive income	1,935	—	—	—	1,935	—	—	—	$1,935
Net income	6,395	—	—	—	—	6,395	—	—	6,395
Balance, June 30, 2003	258,415	60,122	6,012	222,943	3,816	25,658	4	(14)	$8,330
Stock issued upon exercise of stock options including tax benefit (Note 11)	7,639	910	91	7,548	—	—	—	—
Stock and options issued for acquisition of businesses	50,151	6,250	625	49,526	—	—	—	—
Stock issued in public offering	91,170	7,000	700	90,470	—	—	—	—
Deferred compensation	4	—	—	4	—	—	—	—
Other comprehensive income	7,571	—	—	—	7,571	—	—	—	$7,571
Net income	12,147	—	—	—	—	12,147	—	—	12,147
Balance, June 30, 2004	427,097	74,282	7,428	370,491	11,387	37,805	4	(14)	$19,718
Stock issued upon exercise of stock options including tax benefit (Note 11)	2,625	386	39	2,586	—	—	—	—
Stock repurchase and retirement	(416)	(50)	(5)	(411)	—	—	—	—
Other comprehensive income (loss)	(2,367)	—	—	—	(2,367)	—	—	—	$(2,367)
Net income	17,041	—	—	—	—	17,041	—	—	17,041
Balance, June 30, 2005	$443,980	74,618	$7,462	$372,666	$9,020	$54,846	4	$(14)	$14,674

See notes to consolidated financial statements

Aeroflex Incorporated

and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended June 30,
	2005	2004	2003

Cash flows from operating activities:
Net income	$17,041	$12,147	$6,395
Loss from discontinued operations	1,603	8,317	4,500
Income from continuing operations	18,644	20,464	10,895
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Acquired in-process research and development	2,974	4,220	—
Depreciation and amortization	24,412	21,856	12,450
Tax benefit from stock option exercise	796	2,462	90
Deferred income taxes	(4,208)	(469)	2,781
Other, net	(219)	118	669
Change in operating assets and liabilities, net of effects from purchases of businesses:
Decrease (increase) in accounts receivable	160	(19,818)	(939)
Decrease (increase) in inventories	(18,853)	(5,291)	(1,866)
Decrease (increase) in prepaid expenses and other assets	(2,847)	2,241	(318)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	16,971	157	(2,479)

Net cash provided by continuing operations	37,830	25,940	21,283
Net cash provided by (used in) discontinued operations	(1,219)	(1,840)	101
Net cash provided by operating activities	36,611	24,100	21,384

Cash flows from investing activities:
Payment for purchase of businesses, net of cash acquired	(117,825)	(61,760)	(1,058)
Capital expenditures	(15,636)	(11,138)	(5,920)
Proceeds from the sale of property, plant and equipment	1,644	220	49
Purchase of marketable securities	(634,807)	—	—
Proceeds from sale of marketable securities	634,807	—	—

Net cash used in continuing operations	(131,817)	(72,678)	(6,929)
Net cash provided by (used in) discontinued operations	14,171	(389)	(944)
Net cash used in investing activities	(117,646)	(73,067)	(7,873)

Cash flows from financing activities:
Net proceeds from issuance of common stock	—	91,170	—
Purchase and retirement of treasury stock	(416)	—	—
Borrowings under debt agreements	37	26,115	—
Debt repayments	(5,489)	(28,041)	(1,974)
Proceeds from the exercise of stock options and warrants	1,829	5,177	501
Amounts paid for withholding taxes on stock option exercises	(226)	(2083)	(90)
Withholding taxes collected for stock option exercises	226	2083	90
Net cash provided by (used in) financing activities	(4,039)	94,421	(1,473)
Effect of exchange rate changes on cash and cash equivalents	(454)	1,741	710

Net increase (decrease) in cash and cash equivalents	(85,528)	47,195	12,748
Cash and cash equivalents at beginning of period	98,502	51,307	38,559
Cash and cash equivalents at end of period	$12,974	$98,502	$51,307

See notes to consolidated financial statements

AEROFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                      Summary of Significant Accounting Principles and Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Aeroflex Incorporated and its subsidiaries (the “Company”), all of which are wholly-owned.  All intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires that management of the Company make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities.  Among the more significant estimates included in the consolidated financial statements are revenue and cost recognition under long-term contracts, the valuation of accounts receivable, inventories and deferred tax assets, the recoverability of long-lived and intangible assets and goodwill.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments having maturities of three months or less at the date of acquisition to be cash equivalents.

Inventories

Inventories, including amounts related to long-term contracts accounted for under percentage-of-completion accounting, are stated at the lower of cost (first-in, first-out) or market.

Financial Instruments and Derivatives

The fair values of all financial instruments, other than long-term debt (see Note 8), approximate book values because of the short maturity of these instruments.

The Company accounts for derivatives in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS 138, “Accounting for Certain Derivative Instruments and Hedging Activities.”  This statement requires companies to record derivatives on the balance sheet as assets or liabilities at their fair value.  For derivatives designated and qualifying as effective cash flow hedges of financial instruments under SFAS No. 133, changes in the fair value of such derivatives are recorded as components of other comprehensive income.  Foreign currency derivatives that are not designated as hedges are recorded at fair value and changes in fair value are recorded as gains or losses in other income or expense. The fair value of these contracts at June 30, 2005, was $92,000 less than the notional value.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectibility of the resulting receivable is reasonably assured.

For arrangements other than certain long-term contracts, revenue (including shipping and handling fees) is recognized when products are shipped and title has passed to the customer.  If title does not pass until the product reaches the customer’s delivery site, then recognition of revenue is deferred until that time.  Revenues associated with certain long-term contracts are recognized in accordance with Statement of Position No. 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”).  Under SOP 81-1, the Company uses the percentage-of-completion method, whereby revenues and associated costs are recognized as work on a contract progresses.  The Company measures the extent of progress toward completion generally based upon one of the following (based upon an assessment of which method most closely aligns to the underlying earnings process):  (i) the units-of-delivery method, (ii) the cost-to-cost method, using the ratio of contract costs incurred as a percentage of total estimated costs at contract completion (based upon engineering and production estimates), or (iii) the achievement of contractual milestones.  Provisions for anticipated losses or revisions in estimated profits on contracts-in-process are recorded in the period in which such anticipated losses or revisions become evident.  Revenue from software support and maintenance contracts is recognized ratably over the term of the contract in accordance with SOP 97-2, “Software Revenue Recognition.”

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation computed on a straight-line basis over the estimated useful lives of the related assets.  Leasehold improvements are amortized over the life of the lease, including anticipated renewals, or the estimated life of the asset, whichever is shorter.

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

Intangible Assets

Intangible assets are carried at cost less accumulated amortization and are being amortized on a straight-line basis over periods ranging from 1 to 16 years.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying value of its intangible assets may be impaired, the Company evaluates the recoverability of such assets by estimating the future cash flows.  If the sum of the undiscounted cash flows expected to result from the use of the asset, and its eventual disposition, is less than the carrying amount of the asset, the Company will recognize an impairment loss to the extent of the excess of the carrying amount of the asset over their fair value.

SFAS No. 141, “Business Combinations”, specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill.  SFAS No. 142, “Goodwill and Other Intangible Assets”, requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142.  SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 144.  In its determination of the fair value of reporting units for purposes of analyzing potential impairment under SFAS No. 142, the Company primarily considers discounted cash flow analyses and income multiples of companies in similar businesses.

Earnings Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” net income per common share (“Basic EPS”) is computed by dividing net income by the weighted average common shares outstanding.  Net income per common share assuming dilution (“Diluted EPS”) is computed by dividing net income by the weighted average common shares outstanding plus potential dilution from the exercise of stock options.  The effect of options in a loss period would be anti-dilutive, therefore Basic EPS and Diluted EPS are the same in a loss period.

Accounting for Stock-Based Compensation

The Company records compensation expense for employee and director stock options only if the current market price of the underlying stock exceeds the exercise price on the date of the grant.  Effective July 1, 1996, the Company adopted SFAS No. 123, “Accounting for Stock-Based Compensation.”  As provided by SFAS No. 123, the Company has elected not to implement the fair value based accounting method for employee and director stock options, but instead has elected to disclose the pro forma net income and pro forma net income per share for employee and director stock option grants made beginning in fiscal 1996 as if such method had been used to account for stock-based compensation cost as described in SFAS No. 123.   See “Recent Accounting Pronouncements,” below, regarding the provisions of SFAS No. 123 (R) which  becomes effective during our quarter ending September 30, 2005.

The per share weighted average fair value of stock options granted during fiscal 2005, 2004 and 2003 was $5.07, $6.99 and $5.24, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions:  2005 – expected dividend yield of 0%, risk free interest rate of 3.8%, expected stock volatility of 75%, and an expected option life of 3.9 years; 2004 – expected dividend yield of 0%, risk free interest rate of 4.6%, expected stock volatility of 76%, and an expected option life of 5.2 years; 2003 – expected dividend yield of 0%, risk free interest rate of 3.5%, expected stock volatility of 108%, and an expected option life of 5.4 years.  The pro forma compensation cost before income taxes was $20.2 million, $20.1 million and $43.2 million for the years ended June 30, 2005, 2004 and 2003, respectively, based on the aforementioned fair value at the grant date only for options granted after fiscal year 1995.

The Company’s net income (loss) and net income (loss) per share using this pro forma compensation cost would have been:

	Years Ended June 30,
	2005	2004	2003
	(In thousands, except per share amounts)

Net income-as reported	$17,041	$12,147	$6,395
Deduct: Total stock-based compensation expense determined under fair value based method, net of tax	(12,832)	(12,524)	(28,491)
Net income (loss) - pro forma	$4,209	$(377)	$(22,096)

Net income per share - as reported
Basic	$0.23	$0.18	$0.11
Diluted	0.22	0.17	0.11
Net income (loss) per share - pro forma
Basic	$0.06	$(0.01)	$(0.37)
Diluted	0.06	(0.01)	*

*As a result of the pro forma loss from continuing operations, all options are anti-dilutive.

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

Foreign Currency Translations

The financial statements of the Company’s foreign subsidiaries are measured in their local currency and then translated into U.S. dollars using the current rate method.  Under the current rate method, assets and liabilities are translated using the exchange rate at the balance sheet date.  Revenues and expenses are translated at average rates prevailing throughout the year.  Gains and losses resulting from the translation of financial statements of the foreign subsidiaries are accumulated in other comprehensive income (loss) and presented as part of stockholders’ equity.  Realized and unrealized exchange gains or losses from the settlement of foreign currency transactions are reflected in the consolidated statement of operations in other income (expense).

Comprehensive Income

Comprehensive income consists of net income and equity adjustments relating to foreign currency translation, fair value of derivatives and minimum pension liability and is presented in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” (“SFAS No. 154”) which establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle.  The statement provides guidance for determining whether retrospective application of a change in accounting principle is impracticable.  The statement also addresses the reporting of a correction of an error by restating previously issued financial statements.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The adoption of this statement is not expected to have any effect on our consolidated financial statements.

In April 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations – An Interpretation of FASB Statement No. 143.”  FIN 47 clarifies the terms of FASB Statement No. 143 and requires an entity to recognize a liability for a conditional asset retirement obligation if the entity has sufficient information to reasonably estimate its fair value.  FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005.  The Company is currently evaluating the impact of this standard on its consolidated financial statements.

On December 31, 2004, the FASB issued FASB Staff Position FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” (“FSP No. 109-1”), and FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” (“FSP No. 109-2”).  These staff positions provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 (“AJCA”) that was signed into law on October 22, 2004.  FSP No. 109-1 states that the tax relief (special tax deduction for domestic manufacturing) from this legislation should be accounted for as a “special deduction” instead of a tax rate reduction.  FSP No. 109-2 gives a company additional time to evaluate the effects of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109.  The Company is investigating the repatriation provision to determine whether it might repatriate extraordinary dividends, as defined in the AJCA. The Company is currently evaluating all available U.S. Treasury guidance.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) which provides the Staff’s views regarding interactions between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies.  SFAS 123(R) requires all stock-based compensation to be recognized as an expense in the financial statements and that such cost be measured according to the fair value of stock options.  SFAS 123(R) will be effective for fiscal years beginning after June 15, 2005, which is the Company’s first quarter of fiscal 2006.  The adoption of SFAS 123(R) will impact the Company’s results of operations by increasing compensation expenses, however will not impact our cash flows.  The amount of the impact is still being determined by the Company.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of Accounting Research Bulletin No. 43, Chapter 4.”  SFAS No. 151 requires all companies to recognize a current period charge for abnormal amounts of idle facility expense, freight, handling costs and wasted materials.  This statement also requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities.  SFAS No. 151 will be effective for fiscal years beginning after June 15, 2005, which is the Company’s first quarter of fiscal 2006.  The Company is currently evaluating the effect that this statement will have on its consolidated financial statements.

2.                                      Discontinued Operations

In December 2002, the Board of Directors of the Company approved a formal plan to discontinue the Company’s fiber optic lithium niobate modulator operation (“TriLink”) due to the continued weakness in the fiber optic end-user market and reductions in pricing.  This operation had previously been included in the Microelectronic Solutions segment.  The plan called for an immediate cessation of operations and disposal of existing assets.  The abandonment of the operation resulted in a charge of $2.6 million ($1.7 million, net of tax) in the quarter ended December 31, 2002.  The charge included a cash requirement of $1.4 million, primarily for existing equipment leases and payroll costs, and a non-cash charge of $1.2 million primarily for the write-off of owned equipment.

As a result of continued operating losses, the Board of Directors of the Company, in February 2004, approved a formal plan to divest the Company’s thin film interconnect manufacturing operation (“MIC”) and to seek a strategic buyer.  This operation had previously been included in the Microelectronic Solutions segment.  As a result of this decision, the Company recorded a $9.1 million ($6.2 million, net of tax) loss on disposal. This charge included a cash requirement of $2.6 million primarily for existing equipment leases, and a non-cash charge of $6.5 million for the write down of goodwill, other intangibles and owned equipment.

In September 2004, the Company sold the stock of MIC for $8.8 million and recorded an additional loss on disposal of $1.3 million ($1.3 million, net of tax).  Since the sale of the stock created a capital loss for tax purposes and the Company has no current capital gains to offset it, the Company recorded a full valuation allowance against the tax benefit.  Under the terms of the sale agreements, the Company has retained certain liabilities relating to potential adverse environmental conditions that may exist as of the date of sale, litigation pending against MIC as of the date of sale and product defects in products designed, developed, manufactured or sold by MIC prior to the sale date which result in a recall, withdrawal or market suspension of the product or result in injury to persons or property.  Management believes these contingencies will not have a material adverse effect on the Company’s consolidated financial statements.

In June 2004, the Board of Directors of the Company approved a formal plan to divest the Company’s shock and vibration control device manufacturing business (“VMC”) and to seek a strategic buyer.  This operation had previously comprised the Isolator Products segment.  In March 2005, the Company sold the net assets of VMC for $8.4 million in cash.  The Company recorded a gain on disposition of $860,000 ($505,000, net of tax).  Under the terms of the sale agreements, the Company has retained certain liabilities relating to adverse environmental conditions that currently exist at the premises occupied by VMC, litigation pending against VMC as of the date of sale, and to the extent covered by insurance, for product liability for products sold prior to the closing date.  The Company has recorded a reserve for the estimated remediation costs related to adverse environmental conditions that currently exist at the premises occupied by VMC.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” these business units have been reported as discontinued operations and, accordingly, income and losses from operations and the gain and (losses) on disposal/abandonment have been reported separately from continuing operations.  Net sales and income (loss) from discontinued operations (including gains (losses) on disposal/abandonment) for the years ended June 30, 2005, 2004 and 2003 were as follows:

	Years Ended June 30,
	2005	2004	2003
	(In thousands)

Net sales
TriLink	$—	$—	$58
MIC	3,313	10,689	10,141
VMC	12,406	16,025	16,245
	$15,719	$26,714	$26,444

Income (loss) from discontinued operations
TriLink	$14	$—	$(2,138)
MIC	(1,140)	(8,599)	(2,905)
VMC	(477)	282	543
	$(1,603)	$(8,317)	$(4,500)

To conform with this presentation, all prior periods have been restated.  As a result, the assets and liabilities of the discontinued operations have been reclassified on the balance sheet from the historical classifications and presented under the captions “assets of discontinued operations” and “liabilities of discontinued operations,” respectively.  As of June 30, 2005 and 2004, the net assets of the discontinued operations consisted of the following:

	June 30,
	2005	2004
	(In thousands)

Accounts receivable	$—	$5,133
Inventory	—	5,247
Prepaid expenses and other current assets	—	1,530
Current assets	—	11,910
Property, plant and equipment, net	—	5,543
Intangibles	—	1,550
Other assets	—	2,624
Non-current assets	—	9,717
Total assets	—	21,627

Accounts payable	—	704
Accrued expenses	—	3,869
Current liabilities	—	4,573
Long term debt	—	3,565
Other long term liabilities	—	48
Long term liabilities	—	3,613
Total liabilities	—	8,186

Net assets	$—	$13,441

3.                                      Acquisition of Businesses and Intangible Assets

Racal Instruments Wireless Solutions Group

On July 31, 2003, the Company acquired the Racal Instruments Wireless Solutions Group (“RIWS”) for cash of $38 million and a deferred payment of up to $16.5 million in either cash or Aeroflex common stock, at the Company’s option, depending on RIWS achieving certain performance goals for the year ending July 31, 2004.  The Company did not include this contingent consideration in its initial purchase price allocation as the payment of this consideration was not considered to be certain beyond a reasonable doubt at the date of acquisition.  Although the Company believes that the performance goals have not been met, the determination is not final.

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

JcAIR Test Systems

On April 19, 2005, the Company acquired all of the outstanding stock of JcAIR Test Systems (“JcAIR”) for cash of $35 million.  JcAIR provides customized avionics test solutions in all areas of manual and automatic test equipment for manufacturing, repair and ground support operation.  The addition of JcAIR is expected to enhance the Company’s avionics product portfolio and to provide more complete testing solutions for the avionics system test market.

The Company evaluated the acquired intangible and identifiable intangible assets to serve as a basis for allocation of the purchase price.  The Company preliminarily allocated the purchase price, including the acquisition costs of approximately $445,000, based on the estimated fair value of the assets acquired and liabilities assumed as follows:

In thousands

Current assets (excluding cash of $568,000)	$9,920
Property, plant and equipment	1,525
Developed technology	12,000
Customer related intangibles	1,100
Goodwill	20,650
In-process research and development	200
Total assets acquired	45,395
Current liabilities	(6,149)
Deferred taxes	(4,369)
Total liabilities assumed	(10,518)
Net assets acquired	$34,877

As of June 30, 2005, the Company is completing its assessment of the fair value of certain assets and liabilities as of the date of acquisition which is expected to be finalized upon the receipt and completion of additional information and analysis during fiscal 2006.

The developed technology and customer related intangibles are being amortized on a straight-line basis over a range of 3 to 15 years.  The goodwill is not deductible for tax purposes.  At the acquisition date, the acquired in-process research and development was not considered to have reached technological feasibility and had no alternative future uses. Therefore, in accordance with accounting principles generally accepted in the Untied States of America, the value of such has been expensed in the quarter ended June 30, 2005 in operating costs. The allocation to in-process research and development represents the estimated fair value of such incomplete research and development, at the acquisition date, based on future cash flows that have been adjusted by the respective projects’ completion percentage.  As of the acquisition date, cash flows from these projects were expected to commence in fiscal 2006.  A 24% risk adjusted discount rate was applied to the projects’ cash flows in determining fair value.   At the acquisition date, JcAIR was conducting development activities associated with the completion of the Mode 5 General Avionic Test Equipment sets.

SPG Division of UbiNetics Holdings Limited

On May 23, 2005, the Company acquired all of the stock of UbiNetics Limited, as well as certain assets located in India, Japan and Hong Kong, all of which constituted UbiNetics Holdings Limited’s SPG test and measurement business (“SPG”) for cash of $84 million and a deferred payment of up to approximately $4 million depending on SPG achieving certain performance goals for the year ending June 30, 2006.  The Company did not include this contingent consideration in its initial purchase price allocation as the payment of this consideration was not considered to be certain beyond a reasonable doubt at the date of acquisition.  As a result, the Company will adjust goodwill for any contingent consideration in the future if and when it is earned.  SPG develops, manufactures and integrates wireless test and measurement solutions specific to commercial wireless product development organizations and service operators.  The addition of SPG’s wireless test and measurement products and technologies is expected to enhance the Company’s wireless product portfolio and to enable the Company to provide more complete testing solutions for the development, manufacturing and service markets.

The Company evaluated the acquired tangible and identifiable intangible assets to serve as a basis for allocation of the purchase price. The Company preliminarily allocated the purchase price, including the acquisition costs of approximately $3.0 million, based on the estimated fair value of the assets acquired and liabilities assumed as follows:

In thousands

Current assets (excluding cash of $4.0 million)	$5,070
Property, plant and equipment	2,203
Developed technology	21,000
Customer related intangibles	750
Goodwill	63,994
In-process research and development	2,800
Total assets acquired	95,817
Current liabilities	(5,539)
Deferred taxes	(6,862)
Other long term liabilities	(468)
Total liabilities assumed	(12,869)
Net assets acquired	$82,948

As of June 30, 2005, the Company is completing its assessment of the fair value of certain assets and liabilities as of the date of acquisition which is expected to be finalized upon the receipt and completion of additional information and analysis during fiscal 2006.

The developed technology and customer related intangibles are being amortized on a straight-line basis over a range of 1 to 5 years.  The goodwill is not deductible for tax purposes.  At the acquisition date, the acquired in-process research and development was not considered to have reached technological feasibility and had no alternative future uses.  Therefore, in accordance with accounting principles generally accepted in the United States of America, the value of such has been expensed in the quarter ended June 30, 2005 in operating costs.  The allocation to in-process research and development represents the estimated fair value of such incomplete research and development, at the acquisition date, based on future cash flows that have been adjusted by the respective projects’ completion percentage.  As of the acquisition date, cash flows from these projects were expected to commence in fiscal year 2006.  As of the acquisition date, cash flows were expected under two scenarios – base case (assumes the contingent payment is not earned) and earnout case (assumes the contingent payment is earned).  In determining fair value, a 24% risk adjusted discount rate was applied to the projects’ cash flows under the base case, and a 40% risk adjusted discount rate was applied to the projects’ cash flows under the earnout case.   At the acquisition date, SPG was conducting development activities associated with the completion of test mobile products used to test evolving 3G (third-generation) mobile communications networks and equipment that tests the functionality and performance of Wide-Band-Code-Division-Multiple-Access technology.

Summarized below are the unaudited pro forma results of operations of the Company as if RIWS, MCE, Celerity, JcAIR and SPG had been acquired at the beginning of the fiscal periods presented.  The in-process research and development write-offs for JcAIR and SPG have been included in the June 30, 2005 pro forma income but not the June 30, 2004 pro forma income and the in-process research and development write-offs for RIWS, MCE and Celerity have been included in the June 30, 2004 pro forma income in order to provide comparability to the respective historical periods.

	Pro Forma Years Ended June 30,
	2005	2004
	(In thousands, except per share data)

Net sales	$516,265	$471,489
Net income	25,608	4,920
Net income per share
Basic	$0.34	$0.07
Diluted	0.34	0.07

The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisitions taken place at the beginning of the periods presented or of future operating results of the combined companies.  The operating results of RIWS, MCE, Celerity, JcAIR and SPG have been included in the consolidated statement of operations from their respective acquisition dates.  RIWS, Celerity, JcAIR and SPG are included in the Test Solutions segment and MCE is included in the Microelectronic Solutions segment.

Intangibles with Definite Lives

The components of amortizable intangible assets are as follows:

	As of June 30, 2005		As of June 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)

Existing technology	$82,179	$20,665	$48,474	$12,901
Tradenames	2,321	1,457	2,324	912
Customer related	6,238	1,350	4,424	807
Total	$90,738	$23,472	$55,222	$14,620

The aggregate amortization expense for amortized intangible assets was $8.9 million, $7.7 million and $2.7 million for the years ended June 30, 2005, 2004 and 2003, respectively.

The estimated aggregate amortization expense for each of the next five fiscal years is as follows:

(In thousands)
2006	$13,806
2007	12,233
2008	11,542
2009	8,998
2010	7,675

Goodwill

The carrying amount of goodwill is as follows:

	Balance as of July 1, 2004	Acquisitions	Adjustment (Note a)	Adjustment (Note b)	Effect of foreign currency	Balance as of June 30, 2005
	(In thousands)

Microelectronic Solutions Segment	$46,371	$—	$317	$—	$—	$46,688
Test Solutions Segment	41,917	84,644	(2,059)	(1,912)	(1,230)	121,360

Total	$88,288	$84,644	$(1,742)	$(1,912)	$(1,230)	$168,048

	Balance as of July 1, 2003	Acquisitions	Adjustment	Adjustment	Effect of foreign currency	Balance as of June 30, 2004
	(In thousands)

Microelectronic Solutions Segment	$4,050	$42,321	$—	$—	$—	$46,371
Test Solutions Segment	15,924	23,864	—	—	2,129	41,917

Total	$19,974	$66,185	$—	$—	$2,129	$88,288

Note a – These adjustments to goodwill recorded during the period pertain to final adjustments to the fair value of assets and liabilities assumed in the acquisitions of MCE in the Microelectronic Solutions segment and of RIWS and Celerity in the Test Solutions Segment.

Note b – This adjustment to goodwill is a result of a reduction in the purchase price of RIWS in connection with the amount of actual working capital acquired as of acquisition date.

4.                                      Restructuring Charges

In fiscal 2005, the Company initiated strategic plans to reorganize certain of its European operations in its Test Solutions business segment in order to increase operating income.   In connection with this restructuring, the Company recorded charges of $3.1 million in the fiscal year ended June 30, 2005 for workforce reductions, primarily in management and sales. A total of 52 sales and administrative employees were terminated.  The restructuring charge was allocated entirely to selling, general, and administrative expense.

The following tables set forth the charges and payments related to the restructuring reserve for the years ended June 30, 2005 and 2004:

	Balance July 1, 2004	Year Ended June 30, 2005			Balance June 30, 2005
	(In thousands)
	Restructuring Reserve	Net Addition to Restructuring Reserve	Cash Payments	Foreign Currency Impact	Restructuring Reserve

Work force reduction	$3	$3,124	$(2,128)	$(75)	$924

Plant shutdown and other	120		(20)	—	100

Total	$123	$3,124	$(2,148)	$(75)	$1,024

	Balance July 1, 2003	Year Ended June 30, 2004			Balance June 30, 2004
	(In thousands)
	Restructuring Reserve	Adjustments to Restructuring Reserve	Cash Payments	Foreign Currency Impact	Restructuring Reserve

Work force reduction	$91	$—	$(88)	$—	$3

Lease payments	14	—	(14)	—	—

Plant shutdown and other	120	—	—	—	120

Total	$225	$—	$(102)	$—	$123

5.                                      Inventories

Inventories consist of the following:

	June 30,
	2005	2004
	(In thousands)

Raw materials	$43,158	$35,228
Work-in-process	53,115	40,248
Finished goods	22,633	19,141
	$118,906	$94,617

Inventories include contracts-in-process of $30.9 million and $23.9 million at June 30, 2005 and 2004, respectively, which consist substantially of unbilled material, labor and overhead costs that are or were expected to be billed during the succeeding fiscal year.

6.                                      Property, Plant and Equipment

Property, plant and equipment consists of the following:

			Estimated
	June 30,		Useful Life
	2005	2004	In Years
	(In thousands)

Land	$11,478	$11,255
Building and leasehold improvements	28,783	28,679	2 to 40
Machinery, equipment, tools and dies	92,389	76,994	2 to 10
Furniture and fixtures	14,867	12,685	3 to 10
Assets recorded under capital leases	6,110	4,756	2 to 30
	153,627	134,369
Less accumulated depreciation and amortization	75,432	59,997
	$78,195	$74,372

Depreciation expense on property, plant and equipment was $15.5 million, $14.1 million and $9.6 million for the years ended June 30, 2005, 2004 and 2003, respectively.

Repairs and maintenance expense on property, plant and equipment was $5.5 million, $5.5 million and $3.3 million for the years ended June 30, 2005, 2004 and 2003, respectively.

7.                                      Product Warranty

The Company warrants its products against defects in design, materials and workmanship, generally for one year from their date of shipment.  A provision for estimated future costs relating to these warranties is recorded when revenue is recognized and is included in cost of goods sold.

Activity related to the Company’s product warranty liability was as follows:

	Years Ended June 30,
	2005	2004
	(In thousands)

Balance at beginning of period	$1,702	$1,308
Provision for warranty obligations	2,033	1,413
Liability assumed in acquisition of businesses	167	334
Charges incurred	(1,840)	(1,395)
Foreign currency impact	(6)	42

Balance at end of period	$2,056	$1,702

8.                                      Long-Term Debt and Credit Arrangements

Long-term debt consists of the following:

	June 30,
	2005	2004
	(In thousands)

Revolving credit and mortgage agreement (a)	$2,475	$2,780
Capitalized equipment lease obligations (b)	—	2,077
Capitalized facility and equipment lease obligations (c)	2,260	2,510
Building mortgage (d)	—	2,759
Other	89	149
	4,824	10,275
Less current maturities	634	4,770
	$4,190	$5,505

Aggregate long-term debt as of June 30, 2005 matures in each fiscal year as follows:

(In thousands)

2006	$634
2007	622
2008	2,154
2009	328
2010	341
Thereafter	745
$4,824

Interest paid was $1.0 million, $1.2 million and $1.0 million during the years ended June 30, 2005, 2004 and 2003, respectively.

(a) On February 14, 2003, the Company executed an amended and restated loan and security agreement with two banks which replaced a previous loan agreement.  The amended and restated loan agreement increased the line of credit to $50 million through February 2007, continues the mortgage on the Company’s Plainview, New York property for $2.5 million and is secured by the pledge of the stock of certain of the Company’s subsidiaries.  The interest rate on borrowings under this agreement is at various rates depending upon certain financial ratios, with the current rate substantially equivalent to LIBOR plus 1%  (4.3% at June 30, 2005) on the revolving credit borrowings.  The Company paid a facility fee of $125,000 and is required to pay a commitment fee of .25% per annum of the average unused portion of the credit line.  The mortgage is payable in monthly installments of approximately $26,000 through March 2008 and a balloon payment of $1.6 million in April 2008.  The Company has entered into an interest rate swap agreement for the outstanding amount under the mortgage agreement at approximately 7.6% in order to reduce the interest rate risk associated with these borrowings.  These instruments have been designated and qualify as effective cash flow hedges.  The fair market value of the interest rate swap agreements was $120,000 as of June 30, 2005 in favor of the banks.  If this mortgage was prepaid, although the Company has no intention of doing so, the $120,000 would be charged to the statement of operations at that time.

The terms of the loan agreement require compliance with certain covenants including minimum consolidated tangible net worth and pretax earnings, maintenance of certain financial ratios, limitations on indebtedness and prohibition of the payment of cash dividends.  The Company is currently in full compliance with all of the covenants contained in the loan agreement.  At June 30, 2005 the Company’s available unused line of credit was approximately $41.6 million after consideration of outstanding letters of credit.

(b)  During the year ended June 30, 1998, the Company entered into equipment loans with two banks totaling $6.2 million.  In June 2000, the remaining balance of these loans of $4.1 million was refinanced under two sale and capital leaseback agreements for approximately $6.0 million.  These agreements were paid in full in September 2004.

(c)  In connection with the acquisition of IFR, the Company assumed a capital lease obligation for $3.0 million on IFR’s Wichita, Kansas facility and certain equipment.  The obligation requires quarterly payments through 2012 and bears interest at approximately 6.3%.

(d) In connection with the acquisition of MCE, the Company assumed a building mortgage obligation for $2.8 million on MCE’s Ann Arbor, Michigan facility.  The obligation was paid in full in November 2004.

9.                                      Stockholders’ Equity

Common Stock Offering

On March 10, 2004, the Company completed the sale of 7.0 million shares of its Common Stock in a public offering at $13.75 per share.  The Company received $91.2 million, net of commission and expenses.  These net proceeds were used for working capital and other general corporate purposes including research and development and acquisitions.

Stock Repurchase Program

During fiscal 2005, the Company’s Board of Directors authorized a stock repurchase program of up to 3.0 million shares of its Common Stock, subject to certain limitations imposed by our lending banks.  Purchases will be made from time to time, depending upon market conditions at prices deemed appropriate by management.  As of June 30, 2005, 50,000 shares have been purchased and retired.

Stock Options and Warrants

Under the Company’s stock option plans, options may be granted to purchase shares of the Company’s Common Stock exercisable at prices generally equal to the fair market value on the date of grant.   In December 1993, the Board of Directors adopted the Outside Director Stock Option Plan (the “Directors’ Plan”) which provides for options to non-employee directors, which become exercisable in three installments.  The Directors’ Plan, as amended, covers 1.3 million shares of the Company’s Common Stock.  In November 1994, the shareholders approved the Directors’ Plan and the 1994 Non-Qualified Stock Option Plan (the “1994 Plan”).  In November 1996, the shareholders approved the 1996 Stock Option Plan (the “1996 Plan”).  In April 1998, the Board of Directors adopted the 1998 Stock Option Plan (the “1998 Plan”).  In January 2000, the shareholders approved the 1999 Stock Option Plan (the “1999 Plan”).  In March 2000, the Board of Directors adopted the 2000 Stock Option Plan (the “2000 Plan”).  In November 2000, the shareholders approved the Key Employee Stock Option Plan (the “Key Employee Plan”).  In June 2002, the Board of Directors adopted the 2002 Stock Option Plan (the “2002 Plan”).  In November 2002, the shareholders approved the 2002 Outside Directors’ Stock Option Plan (the “2002 Directors’ Plan”), which provides for options to non-employee directors which become exercisable in three installments.  The 1994 Plan, the 1996 Plan, the 1998 Plan, the 1999 Plan, the 2000 Plan, the Key Employee Plan and the 2002 Plan provide for options which become exercisable in one or more installments.  The 1994 Plan, the 1996 Plan and the 1998 Plan each cover 3.8 million shares of the Company’s Common Stock.  The 1999 Plan covers 2.3 million shares, the 2000 Plan covers 6.2 million shares, the Key Employee Plan covers 4.0 million shares, the 2002 Plan covers 1.5 million shares and the 2002 Directors’ Plan covers 525,000 shares.   Options under all plans shall expire not later than ten years from the date of grant.

During fiscal 2005, in connection with certain of its acquisitions, and the hiring of employees, the Company has issued to employees, who are not executive officers, options to purchase 310,000 shares of Common Stock which were not covered by one of the above plans.

During fiscal 2004, in connection with certain of its acquisitions, the Company has issued to employees, who are not executive officers, options to purchase 710,000 shares of Common Stock which were not covered by one of the above plans.

Additional information with respect to the Company’s stock options is as follows:

	Weighted Average Exercise Prices	Shares Under Outstanding Options
		(In thousands)

Balance, July 1, 2002	$15.08	16,375
Granted	6.81	327
Forfeited	25.78	(2,739)
Exercised	4.35	(116)

Balance, June 30, 2003	12.85	13,847
Granted	10.58	3,964
Forfeited	14.04	(366)
Exercised	5.69	(910)

Balance, June 30, 2004	12.68	16,535
Granted	8.90	1,154
Forfeited	19.69	(1,919)
Exercised	4.74	(386)

Balance, June 30, 2005	$11.72	15,384

The Company’s stock option plans allow employees to use shares received from the exercise of the option to satisfy the tax withholding requirements.  During fiscal years 2005, 2004 and 2003, no payroll tax on stock option exercises was withheld from employees in shares of the Company’s Common Stock.

Options to purchase 13.1 million, 11.9 million and 10.6 million shares were exercisable at weighted average exercise prices of $12.06, $13.20 and $12.57 per share as of June 30, 2005, 2004 and 2003, respectively. Options covering 2.7 million shares are available for grant under existing option plans as of June 30, 2005.

The options outstanding as of June 30, 2005 are summarized in ranges as follows:

	Options Outstanding
Range of Exercise Prices	Weighted Average Exercise Price	Options Outstanding	Weighted Average Remaining Life
		(In thousands)
$1.68 to $1.98	$1.83	59	1.2	Years
3.30 to 4.65	4.07	1,183	3.2
5.38 to 8.10	7.05	3,305	5.3
8.16 to 13.56	11.17	6,596	7.9
14.02 to 22.53	17.67	4,003	5.3
26.00 to 34.41	32.05	238	5.3
	$11.72	15,384

	Options Exercisable
Range of Exercise Prices	Weighted Average Exercise Price	Options Exercisable
		(In thousands)
$1.68 to $1.98	$1.83	59
3.30 to 4.65	4.07	1,183
5.38 to 8.10	7.00	3,132
8.16 to 13.56	11.82	4,594
14.02 to 22.53	17.73	3,935
26.00 to 34.41	32.05	238
	$12.06	13,141

Shareholders’ Rights Plan

On August 13, 1998, the Company’s Board of Directors approved a Shareholders’ Rights Plan which provides for a dividend distribution of one right for each share to holders of record of the Company’s Common Stock on August 31, 1998 and the issuance of one right for each share of Common Stock that shall be subsequently issued.  The rights become exercisable only in the event a person or group (“Acquiring Person”) accumulates 15% or more of the Company’s Common Stock, or if an Acquiring Person announces an offer which would result in it owning 15% or more of the Common Stock.  The rights expire on August 31, 2008.  Each right will entitle the holder to buy 1/2500 of a share of Series A Junior Participating Preferred Stock, as amended, of the Company at a price of $65.  In addition, upon the occurrence of a merger or other business combination, or the acquisition by an Acquiring Person of 50% or more of the Common Stock, holders of the rights, other than the Acquiring Person, will be entitled to purchase either Common Stock of the Company or common stock of the Acquiring Person at half their respective market values.  The Company will be entitled to redeem the rights for $.01 per right at any time prior to a person becoming an Acquiring Person.

Net Income (Loss) Per Share

A reconciliation of the numerators and denominators of the Basic EPS and Diluted EPS calculations is as follows:

	Years Ended June 30,
	2005	2004	2003
	(In thousands, except per share amounts)

Computation of Adjusted Net Income (Loss):
Income from continuing operations	$18,644	$20,464	$10,895
Discontinued operations, net of tax	(1,603)	(8,317)	(4,500)
Net income (loss)	$17,041	$12,147	$6,395
Computation of Adjusted Weighted Average Shares Outstanding:
Weighted average shares outstanding	74,634	67,917	60,193
Add: Effect of dilutive options outstanding	1,251	2,014	560
Weighted average shares and common share equivalents used for computation of diluted earnings per common share	75,885	69,931	60,753
Income (Loss) Per Share - Basic:
Income from continuing operations	$0.25	$0.30	$0.18
Discontinued operations	(0.02)	(0.12)	(0.07)
Net income (loss)	$0.23	$0.18	$0.11
Income (Loss) Per Share - Diluted:
Income from continuing operations	$0.25	$0.29	$0.18
Discontinued operations	(0.03)	(0.12)	(0.07)
Net income (loss)	$0.22	$0.17	$0.11

Options to purchase 11.2 million shares at exercise prices ranging between $8.10 and $34.41 per share were outstanding as of June 30, 2005 but were not included in the computation of Diluted EPS because the effect would be anti-dilutive since the exercise prices of these options were greater than the average market price of the common shares.  Options to purchase 6.8 million shares at exercise prices ranging between $13.48 and $34.41 per share were outstanding as of June 30, 2004 but were not included in the computation of Diluted EPS because the exercise prices of these options were greater than the average market price of the common shares.  Options to purchase 11.2 million shares at exercise prices ranging between $6.56 and $34.41 per share were outstanding as of June 30, 2003 but were not included in the computation of Diluted EPS because the exercise prices of these options were greater than the average market price of the common share.

10.                               Comprehensive Income

The components of comprehensive income are as follows:

	Years Ended June 30,
	2005	2004	2003
	(In thousands)

Net income (loss)	$17,041	$12,147	$6,395
Unrealized gain (loss) on interest rate swap agreement, net of tax	54	139	(117)
Minimum pension liability adjustment, net of tax	(1,424)	237	(2,115)
Foreign currency translation adjustment	(997)	7,195	4,167
Total comprehensive income (loss)	$14,674	$19,718	$8,330

Accumulated other comprehensive income (loss) is as follows:

	Unrealized Gain (Loss) on Interest Rate Swap Agreements (net of tax)	Minimum Pension Liability Adjustment (net of tax)	Foreign Currency Translation Adjustment	Total (net of tax)
	(In thousands)

Balance, July 1, 2002	$(151)	$(330)	$2,362	$1,881
Annual change	(117)	(2,115)	4,167	1,935
Balance, June 30, 2003	(268)	(2,445)	6,529	3,816
Annual change	139	237	7,195	7,571
Balance, June 30, 2004	(129)	(2,208)	13,724	11,387
Annual change	54	(1,424)	(997)	(2,367)
Balance, June 30, 2005	$(75)	$(3,632)	$12,727	$9,020

11.                               Income Taxes

The provision for income taxes from continuing operations consists of the following:

	Years Ended June 30,
	2005	2004	2003
	(In thousands)
Current:
Federal	$18,267	$10,827	$2,261
State and local	1,666	2,076	161
Foreign	(1,348)	23	159
	18,585	12,926	2,581
Deferred:
Federal	(3,823)	1,637	2,879
State and local	803	(493)	834
Foreign	(1,188)	(1,613)	(932)
	(4,208)	(469)	2,781
	$14,377	$12,457	$5,362

The provision for income taxes varies from the amount computed by applying the U.S. Federal income tax rate to income from continuing operations before income taxes as a result of the following:

	Years Ended June 30,
	2005	2004	2003
	(In thousands)

Tax at statutory rate	$11,557	$11,523	$5,689
Non-deductible acquired in-process research and development charge	1,050	1,092	—
Undistributed earnings of foreign subsidiaries	(1,368)	(1,283)	(1,479)
Valuation allowances against state and foreign losses	863	—	795
State and local income tax	1,532	1,185	1,140
Research and development credit and other, net	743	(60)	(783)
	$14,377	$12,457	$5,362

Deferred tax assets and liabilities consist of:

	June 30,
	2005	2004
	(In thousands)

Accounts receivable	$287	$510
Inventories	10,351	11,260
Accrued expenses and other current liabilities	7,861	5,004
Current assets	18,499	16,774
Capital lease obligation	—	227
Other long-term liabilities	6,834	4,304
Capital loss carryforwards	3,558	678
Tax loss carryforwards	5,171	4,087
Tax credit carryforwards	354	651
Less: valuation allowance	(7,436)	(3,210)
Non-current assets	8,481	6,737
Property, plant and equipment	(3,800)	(2,967)
Intangibles	(21,827)	(13,215)
Long-term liabilities	(25,627)	(16,182)
Net non-current assets (liabilities)	(17,146)	(9,445)
Total	$1,353	$7,329

In accordance with SFAS No. 109, the Company records a valuation allowance against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.  The Company has recorded a valuation allowance primarily against foreign and state net operating loss carryforwards, capital loss carryforwards and certain other tax credit carryforwards which may expire before they can be utilized.  The increase in the valuation allowance of $4.2 million in fiscal 2005, was primarily related to a valuation allowance against the MIC capital loss carryforward and certain foreign loss and foreign capital loss carryforwards.

Deferred taxes have not been provided on undistributed earnings of foreign subsidiaries since, as of June 30, 2005, substantially all of these earnings are expected to be permanently reinvested in foreign operations.  Determination of the amount of unrecognized deferred U.S. income tax liabilities and potential foreign tax credits is not practical to calculate because of the complexity of this hypothetical calculation.

On October 22, 2004, the American Jobs Creation Act (“AJCA”) was signed into law and includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA.  Aeroflex will evaluate the effects of the AJCA on the Company to determine if the Company should continue to permanently reinvest foreign earnings in foreign operations.

The Company recorded credits of $796,000, $2.5 million and $90,000 to additional paid-in capital during the years ended June 30, 2005, 2004 and 2003, respectively, in connection with the tax benefit related to compensation deductions on the exercise of stock options.  The tax loss carryforwards and tax credit carryforwards expire beginning 2010 through 2023.

The Company is undergoing routine audits by taxing authorities of its state income tax returns covering periods from 2002 to 2004.  Management believes that the probable outcome of these various audits should not materially affect the consolidated financial statements of the Company.

The Company made income tax payments of $14.0 million, $12.7 million and $1.4 million and received refunds of $9,000, $202,000 and $5.6 million during the years ended June 30, 2005, 2004 and 2003, respectively.

12.                               Employment Contracts

As of June 30, 2005, the Company has employment agreements with its officers and certain other employees for periods through December 31, 2009 with annual remuneration ranging from $180,000 to $426,000, plus cost of living adjustments and, in some cases, additional compensation based upon earnings of the Company.  Future aggregate minimum payments under these contracts are $2.3 million per year.  Certain of the contracts provide for a three-year consulting period at the expiration of the employment term at two-thirds of salary.  In addition, these officers have the option to terminate their employment agreements upon a change in control of the Company, as defined, and receive lump sum payments equal to the salary and bonus, if any, for the remainder of the term.

13.                               Employee Benefit Plans

401(k) and Profit Sharing Plans

All employees of the Company and certain subsidiaries who are not members of a collective bargaining agreement are eligible to participate in a company sponsored 401(k) plan.  Each participant has the option to contribute a portion of his or her compensation and receive a discretionary employer matching contribution.  Furthermore, employees of a certain subsidiary are eligible to participate in a qualified profit sharing plan and receive an allocation of a discretionary share of their subsidiary’s profits.  For fiscal years ended June 30, 2005, 2004 and 2003, these 401(k) and profit sharing plans had an aggregate expense of $3.8 million, $3.3 million and $2.2 million, respectively.

Defined Benefit Pension Plans

Effective January 1, 1994, the Company established a Supplemental Executive Retirement Plan (the “SERP”) which provides retirement, death and disability benefits to certain of its officers.  The SERP is currently unfunded, however there are funds being held in a Rabbi Trust for the SERP consisting primarily of cash surrender value of life insurance policies.  Those assets totaled $5.5 million and $4.7 million at June 30, 2005 and 2004, respectively and are not considered in the fair value of plan assets.  The measurement date for the SERP is June 30.

The Company acquired MCE on September 3, 2003, including its defined benefit pension plan (the “MCE Plan”).  The MCE Plan has been frozen since December 31, 1993.  The measurement date for the MCE Plan is March 31.

Obligations and Funded Status:

	June 30,
	2005	2004
	(In thousands)

Change in benefit obligation
Benefit obligation at beginning of year	$12,145	$8,761
Service cost	305	417
Interest cost	990	653
Plan participants’ contributions	—	—
Amendments	—	—
Actuarial (gain) loss	5,382	(163)
Acquisition	—	2,539
Benefits paid	(168)	(62)
Benefit obligation at end of year	$18,654	$12,145

Change in plan assets
Fair value of plan assets at beginning of year	$1,839	$—
Actual return on plan assets	101	111
Acquisitions	—	1,498
Employer contributions	339	292
Plan participants’ contributions	—	—
Benefits paid	(168)	(62)
Fair value of plan assets at end of year	$2,111	$1,839

Funded status	$(16,543)	$(10,306)
Unrecognized net transition asset	424	461
Unrecognized net actuarial loss (gain)	8,308	3,356
Unrecognized prior service cost (benefit)	—	—
Net amount recognized	$(7,811)	$(6,489)

Amounts recognized in the statement of financial position consist of:

	June 30,
	2005	2004
	(In thousands)

Prepaid cost	$—	$—
Accrued benefit cost (included in other long-term liabilities)	(13,974)	(10,306)
Intangible assets	424	461
Accumulated other comprehensive income	5,739	3,356
Net amount recognized	$(7,811)	$(6,489)

The accumulated benefit obligation for all defined benefit pension plans was $16.1 million and $12.1 million at June 30, 2005 and 2004, respectively.

In determining the long-term rate of return for the MCE plan, the Company considers the historical rates of return, the nature of the plan’s investments and an expectation for the plan’s investment strategy.

Information for pension plans with accumulated benefit obligations and projected benefit obligations in excess of plan assets is as follows:

	Total	Total
	2005	2004

Projected benefit obligation	$(18,654)	$(12,145)
Accumulated benefit obligation	(16,085)	(12,145)
Fair value of plan assets	2,111	1,839

Components of Net Periodic Benefit Cost

	Years ended June 30,
	2005	2004
	(In thousands)

Service cost	$305	$417
Interest cost	990	653
Expected return on plan assets	(145)	(104)
Amortization of net transition (asset) obligation	38	38
Recognized actuarial (gain) loss	451	200
Net periodic benefit cost	$1,639	$1,204

Additional Information

	Years Ended June 30,
	2005	2004
	(In thousands)
Increase (decrease) in minimum liability included in other comprehensive income	$2,383	$(348)

Assumptions

Weighted-average assumptions used to determine benefit obligations

	SERP		MCE Plan
	June 30,		June 30,
	2005	2004	2005	2004

Discount rate	5.25%	6.25%	5.75%	5.75%
Rate of compensation increase	0.00%	0.00%	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost

	SERP		MCE Plan
	Years ended June 30,		Years ended June 30,
	2005	2004	2005	2004

Discount rate	6.25%	6.00%	5.75%	6.25%
Expected long-term return on plan assets	N/A	N/A	7.75%	7.75%
Rate of compensation increase	0.00%	0.00%	N/A	N/A

In determining the long-term rate of return for the MCE Plan, the Company considers the historical rates of return, the nature of the Plan’s investment and an expectation of the Plan’s investment strategy.

Plan Assets

The MCE pension plan weighted-average asset allocations at June 30, 2005 and 2004, by asset category are as follows:

	June 30,
	2005	2004
	(In thousands)

Actual asset allocation:
Equity securities	70.20%	60.41%
Debt securities	27.62	33.99
Other	2.18	5.60
Total	100.00%	100.00%

Target asset allocation:
Equity securities	60.00%	60.00%
Debt securities	40.00	40.00
Total	100.00%	100.00%

The target policy was set to maximize returns with consideration to the long-term nature of the obligations and maintaining a lower level of overall volatility through the allocation to debt securities.  During the year, the asset allocation is reviewed for adherence to the target policy and is rebalanced periodically towards the target weights.

Cashflows

Contributions

The Company expects to contribute approximately $164,000 to the MCE pension plan in the fiscal year ending June 30, 2006.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Years Ending June 30,
(In thousands)

2006	$545
2007	824
2008	830
2009	840
2010	848
Years 2011-2015	4,591

14.                               Commitments and Contingencies

Operating Leases

Several of the Company’s operating facilities and certain machinery and equipment are leased under agreements expiring through 2020.  The leases for machinery and equipment generally contain options to purchase at the then fair market value of the related leased assets.

Future minimum payments under operating leases as of June 30, 2005 are as follows for the fiscal years:

(In thousands)
2006	$8,280
2007	6,462
2008	4,501
2009	3,581
2010	2,839
Thereafter	12,470
Future minimum lease payments	38,133
Sub-lease income	16,154
Net minimum lease payments	$21,979

Rental expense was $9.6 million, $8.7 million and $6.2 million during the fiscal years 2005, 2004 and 2003, respectively.  Sub-lease rental income was $1.2 million, $1.1 million and $965,000 for the fiscal years 2005, 2004 and 2003, respectively.

Legal Matters

The Company recently has learned that it may have inadvertently violated certain International Traffic in Arms Regulations (ITAR) by exporting certain products and services without licenses.  These exports resulted from an error in classifying the products and services as commercial rather than military.  The Company has prepared and filed a voluntary disclosure with the State Department in which the details of the exports and erroneous classifications are described.  At this time, it is not possible to determine whether any fines or other penalties will be asserted against the Company, or the materiality of any outcome.

The Company is involved in various routine legal matters.  Management believes the outcome of these matters will not have a materially adverse effect on the Company’s consolidated financial statements.

15.                               Business Segments

The Company’s business segments, and major products included in each segment, are as follows:

Microelectronic Solutions (“AMS”):

a)              Microelectronic Components, Sub-assemblies and Modules

b)             Integrated Circuits

Test Solutions (“ATS”):

a)              Instrument Products and Test Systems

b)             Motion Control Systems

The Company is a manufacturer of advanced technology systems and components for commercial industry, government and defense contractors.  Approximately 32%, 34% and 39% of the Company’s sales for the fiscal years 2005, 2004 and 2003, respectively, were to agencies of the United States government or to prime defense contractors or subcontractors of the United States government.  No one customer constituted more than 10% of the Company’s sales during any year in the periods presented.  Inter-segment sales were not material and have been eliminated from the tables below.

Most of the Company’s operations are located in the United States, however, it also has operations in Europe and Asia.  Each of Aeroflex International Limited, which we acquired in May 2002, RIWS, which we acquired in July 2003, and SPG, which we acquired in May 2005, have significant operations in the United Kingdom.  Specifically, net sales from facilities located in the United Kingdom were approximately $131 million, $121 million and $68 million for the fiscal years 2005, 2004 and 2003, respectively.  Total assets of the United Kingdom operations were $235 million, $139 million and $66 million for the fiscal years 2005, 2004 and 2003, respectively.

The Company’s sales to customers by geographic region were:

	Years Ended June 30,
	2005	2004	2003

United States	60%	64%	65%
Europe and the Middle East	27	26	27
Asia and Australia	12	9	7
Other Regions	1	1	1
	100%	100%	100%

		Years Ended June 30,
		2005	2004	2003
		(In thousands)
	Business Segment Data:

	Net sales:
	Microelectronic Solutions	$193,005	$164,526	$95,820
	Test Solutions	270,366	249,575	169,987
	Net sales	$463,371	$414,101	$265,807

	Segment adjusted operating income:
	Microelectronic Solutions	$45,377	$42,044	$19,886
	Test Solutions	22,818	18,678	6,782
	General corporate expenses	(20,289)	(12,737)	(7,045)
		47,906	47,985	19,623

Amortization of acquired intangibles	- AMS	(2,154)	(1,982)	(622)
	- ATS	(6,742)	(5,748)	(2,099)
	Restructuring charges - ATS	(3,124)	—	—
Acquired in-process research and development	- AMS	—	(420)	—
	- ATS	(2,974)	(3,800)	—
	Current period impact of acquisition related adjustment to inventory - ATS	(840)	—	—
	Interest expense	(895)	(1,403)	(1,104)
	Other income (expense), net	1,844	(1,711)	459
	Income from continuing operations before income taxes	$33,021	$32,921	$16,257

	Total assets:
	Microelectronic Solutions	$171,932	$180,072	$75,099
	Test Solutions	386,230	253,039	163,954
	Corporate	31,687	96,653	63,835
	Assets of discontinued operations	—	21,627	28,374
	Total assets	$589,849	$551,391	$331,262

	Capital expenditures:
	Microelectronic Solutions	$6,632	$3,793	$2,488
	Test Solutions	8,925	6,391	3,423
	Corporate	79	954	9
	Total capital expenditures	$15,636	$11,138	$5,920

	Depreciation and amortization expense:
	Microelectronic Solutions	$8,727	$7,750	$4,321
	Test Solutions	15,529	14,026	8,123
	Corporate	156	80	6
	Total depreciation and amortization expense	$24,412	$21,856	$12,450

Quarterly Financial Data (Unaudited):

(In thousands, except per share amounts and footnotes)

	Quarter				Year Ended
2005	First	Second	Third	Fourth	June 30,

Net sales	$109,183	$112,469	$113,754	$127,965	$463,371
Gross profit	51,332	53,481	53,791	60,008	218,612
Income from continuing operations	$6,400	$6,142	$3,867	$2,235	$18,644
Income from continuing operations per share:
Basic	$0.09	$0.08	$0.05	$0.03	$0.25
Diluted	$0.08	$0.08	$0.05	$0.03	$0.25

	Quarter				Year Ended
2004	First	Second	Third	Fourth	June 30,

Net sales	$76,093	$99,582	$113,117	$125,309	$414,101
Gross profit	33,791	45,708	53,309	59,884	192,692
Income from continuing operations	$962	$3,912	$6,617	$8,973	$20,464
Income from continuing operations per share:
Basic	$0.02	$0.06	$0.10	$0.12	$0.30
Diluted	$0.02	$0.06	$0.09	$0.12	$0.29

Since per share information is computed independently for each quarter and the full year, based on the respective average number of common and common equivalent shares outstanding, the sum of the quarterly per share amounts does not necessarily equal the per share amounts for each year.

AEROFLEX INCORPORATED

AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Column A	Column B	Column C			Column D		Column E
		Additions
			Charged
	Balance at	Charged to	to other				Balance at
	beginning of	costs and	accounts -		Deductions -		end of
Description	period	expenses	describe		describe		period

YEAR ENDED JUNE 30, 2005:

Allowance for doubtful accounts	$1,618	$(486)	$170	(A)	$92	(B)	$1,210

YEAR ENDED JUNE 30, 2004:

Allowance for doubtful accounts	$1,487	$87	$340	(A)	$296	(B)	$1,618

YEAR ENDED JUNE 30, 2003:

Allowance for doubtful accounts	$848	$822	$—		$183	(B)	$1,487

Note:                   (A)  -  Acquired in purchase of businesses.

(B)  -  Net write-offs of uncollectible amounts.