Form 10-Q
period 2005-09-30
AEROFLEX INC
filed 2005-11-09
CIK 2601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2005
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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate by the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

November 7, 2005	74,689,926
(Date)	(Number of Shares)

AEROFLEX INCORPORATED

AND SUBSIDIARIES

Aeroflex Incorporated

and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(In thousands)

	September 30,	June 30,
	2005	2005
Assets

Current Assets:
Cash and cash equivalents	$17,493	$12,974
Accounts receivable, less allowance for doubtful accounts of $1,225 and $1,210	95,542	101,317
Inventories	122,421	118,906
Deferred income taxes	19,511	18,499
Prepaid expenses and other current assets	12,736	11,107
Total current assets	267,703	262,803

Property, plant and equipment, net	77,260	78,195
Other assets	13,289	13,537
Intangible assets with definite lives, net	63,287	67,266
Goodwill	166,729	168,048

Total assets	$588,268	$589,849

See notes to unaudited condensed consolidated financial statements

Aeroflex Incorporated
and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets
(continued)
(In thousands, except per share data)

	September 30,	June 30,
	2005	2005
Liabilities and Stockholders’ Equity

Current liabilities:
Current portion of long-term debt	$635	$634
Accounts payable	29,936	35,907
Advance payments by customers	15,859	15,183
Income taxes payable	6,619	3,657
Accrued payroll expenses	14,009	15,222
Accrued expenses and other current liabilities	31,519	30,451
Total current liabilities	98,577	101,054

Long-term debt	4,088	4,190
Deferred income taxes	15,772	17,146
Other long-term liabilities	21,143	23,479
Total liabilities	139,580	145,869

Stockholders’ equity:
Preferred stock, par value $.10 per share; authorized 1,000 shares Series A Junior Participating Preferred Stock, par value $.10 per share, authorized 110; none issued	—	—
Common Stock, par value $.10 per share; authorized 110,000 shares; issued 74,678 and 74,618 shares	7,468	7,462
Additional paid-in capital	375,041	372,666
Accumulated other comprehensive income	6,806	9,020
Retained earnings	59,373	54,846
	448,688	443,994

Less: Treasury stock, at cost (4 shares)	—	14
Total stockholders’ equity	448,688	443,980

Total liabilities and stockholders’ equity	$588,268	$589,849

See notes to unaudited condensed consolidated financial statements

Aeroflex Incorporated
and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended September 30,
	2005	2004
Net sales	$125,648	$109,183
Cost of sales	66,722	57,851
Gross profit	58,926	51,332

Selling, general and administrative costs	30,251	24,767
Research and development costs	17,964	14,544
Amortization of acquired intangibles	3,457	2,060
	51,672	41,371
Operating income	7,254	9,961

Other income (expense)
Interest expense	(160)	(260)
Other income (expense)	91	424
Total other income (expense)	(69)	164

Income from continuing operations before income taxes	7,185	10,125
Provision for income taxes	2,658	3,725
Income from continuing operations	4,527	6,400

Discontinued operations
Income (loss) from discontinued operations, net of tax provision (benefit) of $0 and $204	—	350
Income (loss) on disposal of operations, net of tax provision (benefit) of $0 and $0	—	(1,133)
Income (loss) from discontinued operations, net of tax	—	(783)

Net income	$4,527	$5,617

Income (loss) per common share:
Basic
Continuing operations	$0.06	$0.09
Discontinued operations	—	(0.01)
Net income	$0.06	$0.08

Diluted
Continuing operations	$0.06	$0.08
Discontinued operations	—	(0.01)
Net income	$0.06	$0.07

Weighted average number of common shares outstanding:
Basic	74,758	74,446
Diluted	75,699	75,988

See notes to unaudited condensed consolidated financial statements

Aeroflex Incorporated
and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash flows
(In thousands)

	Three Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$4,527	$5,617
Loss from discontinued operations	—	783
Income from continuing operations	4,527	6,400
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	7,624	5,989
Deferred income taxes	(2,308)	(469)
Non - cash stock based compensation	2,014	—
Excess tax benefits from stock based compensation arrangements	(139)	—
Other, net	26	5
Change in operating assets and liabilities, net of effects from purchases of businesses:
Decrease (increase) in accounts receivable	5,485	3,354
Decrease (increase) in inventories	(3,705)	(3,249)
Decrease (increase) in prepaid expenses and other assets	(1,308)	(4,364)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(4,590)	3,342

Net cash provided by (used in) continuing operations	7,626	11,008
Net cash provided by (used in) discontinued operations	—	(1,046)
Net cash provided by operating activities	7,626	9,962

Cash flows from investing activities:
Capital expenditures	(3,511)	(4,640)
Purchase of marketable securities	(7,952)	(250,678)
Sale of marketable securities	7,952	154,530
Other, net	21	10

Net cash provided by (used in) continuing operations	(3,490)	(100,778)
Net cash provided by (used in) discontinued operations	0	6,280
Net cash provided by (used in) investing activities	(3,490)	(94,498)

Cash flows from financing activities:
Purchase of treasury stock	(45)	—
Debt repayments	(101)	(2,096)
Proceeds from the exercise of stock options	286	796
Excess tax benefits from stock based compensation arrangements	139	—
Withholding taxes collected for stock options	127	10
Withholding taxes paid for stock options	(127)	(10)
Net cash provided by (used in) financing activities	279	(1,300)
Effect of exchange rate changes on cash and cash equivalents	104	76

Net increase (decrease) In cash and cash equivalents	4,519	(85,760)
Cash and cash equivalents at beginning of period	12,974	98,502
Cash and cash equivalents at end of period	$17,493	$12,742

See notes to unaudited condensed consolidated financial statements

AEROFLEX INCORPORATED

AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                                      Basis of Presentation

The condensed consolidated balance sheet of Aeroflex Incorporated and Subsidiaries (the “Company”) as of September 30, 2005, the related condensed consolidated statements of operations for the three months ended September 30, 2005 and 2004, and the condensed consolidated statements of cash flows for the three months ended September 30, 2005 and 2004 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2005 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company’s June 30, 2005 annual report to shareholders. There have been no changes to significant accounting policies since June 30, 2005.

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

Financial Instruments and Derivatives

Foreign currency contracts are used to protect the Company from fluctuations in exchange rates. The Company entered into foreign currency contracts, which are not designated as hedges, and the change in fair value is included in income currently, within other income (expense). As of September 30, 2005, the Company had $2.4 million of notional value foreign currency forward contracts maturing through December 2005. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts. The fair value of these contracts at September 30, 2005 was $44,000 less than the notional value.

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

Accounting for Stock Based Compensation

Prior to fiscal 2006, the Company applied the intrinsic value method as outlined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related interpretations in accounting for stock options granted. Under the intrinsic value method, no compensation expense was recognized if the exercise price of the Company’s employee stock options equaled the market price of the underlying stock on the date of the grant. Accordingly, no compensation cost was recognized in the accompanying consolidated statements of earnings prior to fiscal year 2006 on stock options granted to employees, since all options granted under the Company’s share incentive programs had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective July 1, 2005, the Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). This statement replaces SFAS No. 123, “Accounting for Stock-based Compensation” and supersedes APB No. 25. SFAS No. 123(R) requires that all stock based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. This statement was adopted using the modified prospective method of application, which requires us to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro forma disclosures in prior periods. SFAS No. 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows. For the three months ended September 30, 2005, this new treatment resulted in expense of $2.0 million and cash flows from financing activities of $139,000, which reduced cash flows from operating activities by the same amount.

In October 2005, the Financial Accounting Standards Board (“FASB”) issued FSP No. FAS 123(R)-2, “Practical Accommodation to the Application of the Grant Date as Defined in FASB Statement No. 123(R),” to provide guidance on determining the grant date for an award as defined in SFAS No. 123(R). This FSP stipulates that assuming all other criteria in the grant date definition are met, a mutual understanding of the key terms and conditions of an award to an individual employee is presumed to exist upon the award’s approval in accordance with the relevant corporate governance requirements, provided that the key terms and conditions of an award (a) cannot be negotiated by the recipient with the employer because the award is a unilateral grant, and (b) are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. The Company has applied the principles set forth in this FSP upon its adoption of SFAS No. 123(R).

In September 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R),” to defer the requirement of SFAS No. 123(R), “Share-Based Payment,” that a freestanding financial instrument originally subject to SFAS No. 123(R) becomes subject to the recognition and measurement requirements of other applicable GAAP when the rights conveyed by the instrument to the holder are no longer dependent on the holder being an employee of the entity. The rights under stock based payment awards issued to employees are all dependent on the recipient being an employee of the Company. Therefore, this FSP currently does not have an impact on the Company’s consolidated financial statements and the measurement of stock based compensation in accordance with SFAS No. 123(R).

Reclassifications

Reclassifications have been made to the 2005 consolidated financial statements to conform to the 2006 presentation.

Recently Issued Accounting Standards Not Yet Adopted

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” (“SFAS No. 154”) which establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The statement provides guidance for determining whether retrospective application of a change in accounting principle is impracticable. The statement also addresses the reporting of a correction of an error by restating previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this statement is not expected to have any effect on the Company’s consolidated financial statements.

In April 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB Statement No. 143.” FIN 47 clarifies the terms of FASB Statement No. 143 and requires an entity to recognize a liability for a conditional asset retirement obligation if the entity has sufficient information to reasonably estimate its fair value. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

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

2.                                      Acquisition of Businesses and Intangible Assets

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

The Company evaluated the acquired intangible and identifiable intangible assets to serve as a basis for allocation of the purchase price. The Company preliminarily allocated the purchase price, including the acquisition costs of approximately $445,000, based on the estimated fair value of the assets acquired and liabilities assumed as follows:

In thousands
Current assets (excluding cash of $568,000)	$9,897
Property, plant and equipment	1,525
Developed technology	12,000
Customer related intangibles	1,100
Goodwill	20,651
In-process research and development	200
Total assets acquired	45,373
Current liabilities	(6,127)
Deferred taxes	(4,369)
Total liabilities assumed	(10,496)
Net assets acquired	$34,877

As of September 30, 2005, the Company is completing its assessment of the fair value of certain assets and liabilities as of the date of acquisition which is expected to be finalized upon the receipt and completion of additional information and analysis during fiscal 2006.

The developed technology and customer related intangibles are being amortized on a straight-line basis over a range of 3 to 15 years. The goodwill is not deductible for tax purposes. At the acquisition date, the acquired in-process research and development was not considered to have reached technological feasibility and had no alternative future uses. Therefore, in accordance with accounting principles generally accepted in the Untied States of America, the value of such was expensed in the quarter ended June 30, 2005 in operating costs. The allocation to in-process research and development represents the estimated fair value of such incomplete research and development, at the acquisition date, based on future cash flows that have been adjusted by the respective projects’ completion percentage. As of the acquisition date, cash flows from these projects were expected to commence in fiscal 2006. A 24% risk adjusted discount rate was applied to the projects’ cash flows in determining fair value. At the acquisition date, JcAIR was conducting development activities associated with the completion of the Mode 5 General Avionic Test Equipment sets.

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

The Company evaluated the acquired tangible and identifiable intangible assets to serve as a basis for allocation of the purchase price. The Company preliminarily allocated the purchase price, including the acquisition costs of approximately $3.0 million, based on the estimated fair value of the assets acquired and liabilities assumed as follows:

In thousands
Current assets (excluding cash of $4.0 million)	$5,358
Property, plant and equipment	2,300
Developed technology	21,000
Customer related intangibles	750
Goodwill	63,898
In-process research and development	2,800
Total assets acquired	96,106
Current liabilities	(5,664)
Deferred taxes	(7,026)
Other long term liabilities	(468)
Total liabilities assumed	(13,158)
Net assets acquired	$82,948

As of September 30, 2005, the Company is completing its assessment of the fair value of certain assets and liabilities as of the date of acquisition which is expected to be finalized upon the receipt and completion of additional information and analysis during fiscal 2006.

The developed technology and customer related intangibles are being amortized on a straight-line basis over a range of 1 to 5 years. The goodwill is not deductible for tax purposes. At the acquisition date, the acquired in-process research and development was not considered to have reached technological feasibility and had no alternative future uses. Therefore, in accordance with accounting principles generally accepted in the United States of America, the value of such was expensed in the quarter ended June 30, 2005 in operating costs. The allocation to in-process research and development represents the estimated fair value of such incomplete research and development, at the acquisition date, based on future cash flows that have been adjusted by the respective projects’ completion percentage. As of the acquisition date, cash flows from these projects were expected to commence in fiscal year 2006. As of the acquisition date, cash flows were expected under two scenarios — base case (assumes the contingent payment is not earned) and earnout case (assumes the contingent payment is earned). In determining fair value, a 24% risk adjusted discount rate was applied to the projects’ cash flows under the base case, and a 40% risk adjusted discount rate was applied to the projects’ cash flows under the earnout case. At the acquisition date, SPG was conducting development activities associated with the completion of test mobile products used to test evolving 3G (third-generation) mobile communications networks and equipment that tests the functionality and performance of Wide-Band-Code-Division-Multiple-Access technology.

Summarized below are the unaudited pro forma results of operations of the Company as if JcAIR and SPG had been acquired at the beginning of the fiscal period presented. The in-process research and development write-offs for JcAIR and SPG have been excluded from the September 30, 2004 pro forma income in order to provide comparability to the respective historical period.

Pro Forma Three Months Ended September 30, 2004
(In thousands, except per share data)
Net sales	$125,619
Net income	$11,170
Net income per share
Basic	$0.15
Diluted	$0.15

The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisitions taken place at the beginning of the period presented or of future operating results of the combined companies. The operating results of JcAIR and SPG have been included in the consolidated statement of operations from their respective acquisition dates. JcAIR and SPG are included in the Test Solutions segment.

Intangibles with Definite Lives

The components of amortizable intangible assets are as follows:

	September 30, 2005
	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value
	(In thousands)
Existing technology	$81,533	$23,491	$58,042
Tradenames	2,319	1,591	728
Customer related intangibles	6,203	1,686	4,517
Total	$90,055	$26,768	$63,287

The aggregate amortization expense for amortized intangible assets was $3.5 million and $2.1 million for the three months ended September 30, 2005 and 2004, respectively.

The estimated aggregate amortization expense for each of the twelve month periods ending September 30, is as follows:

(In thousands)
2006	$13,356
2007	12,016
2008	10,675
2009	8,698
2010	6,513

Goodwill

The carrying amount of goodwill is as follows:

	Balance as of July 1, 2005	Adjustments (Note a)	Effect of Foreign Currency	Balance as of September 30, 2005
	(In thousands)

Microelectronic solutions segment	$46,688	$—	$—	$46,688
Test solutions segment	121,360	(69)	(1,250)	120,041
Total	$168,048	$(69)	$(1,250)	$166,729

Note a -      These adjustments to goodwill recorded during the period pertain to adjustments to the fair value of assets acquired and liabilities assumed in the acquisitions.

3.                                      Discontinued Operations

As a result of continued operating losses, the Board of Directors of the Company, in February 2004, approved a formal plan to divest the Company’s thin film interconnect manufacturing operation (“MIC”) and to seek a strategic buyer. This operation had previously been included in the Microelectronic Solutions segment. As a result of this decision, the Company recorded a $9.1 million ($6.2 million, net of tax) loss on disposal in the quarter ended December 31, 2003. This charge included a cash requirement of $2.6 million primarily for existing equipment leases, and a non-cash charge of $6.5 million for the write down of goodwill, other intangibles and owned equipment.

In September 2004, the Company sold the stock of MIC for $8.8 million and recorded an additional net loss on disposal of $1.3 million ($1.3 million, net of tax). Since the sale of the stock created a capital loss for tax purposes and the Company has no current capital gains to offset it, the Company recorded a full valuation allowance against the tax benefit. Under the terms of the sale agreements, the Company has retained certain liabilities relating to potential adverse environmental conditions that may exist as of the date of sale, litigation pending against MIC as of the date of sale and product defects in products designed, developed, manufactured or sold by MIC prior to the sale date which result in a recall, withdrawal or market suspension of the product or result in injury to persons or property. Management believes these contingencies will not have a material adverse effect on the Company’s consolidated financial statements.

In June 2004, the Board of Directors of the Company approved a formal plan to divest the Company’s shock and vibration control device manufacturing business (“VMC”) and to seek a strategic buyer. This operation had previously comprised the Isolator Products segment. In March 2005, the Company sold the net assets of VMC for $8.4 million in cash. The Company recorded an $860,000 ($505,000 net of tax) gain on disposition. Under the terms of the sale agreements, the Company has retained certain liabilities relating to adverse environmental conditions that currently exist at the premises occupied by VMC, litigation pending against VMC as of the date of sale, and to the extent covered by insurance, for product liability for products sold prior to the closing date. The Company has recorded a reserve for the estimated remediation costs related to adverse environmental conditions that currently exist at the premises occupied by VMC.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, these business units and TriLink (which was discontinued in December 2002) have been reported as discontinued operations and, accordingly, income and losses from operations and the losses on disposal have been reported separately from continuing operations. Net sales and income (loss) from discontinued operations (including loss on disposal) for the three months ended September 30, 2004:

Three Months Ended
September 30, 2004
(In thousands)
Net Sales
MIC	$3,313
VMC	4,263
TriLink	—
$7,576

Income (Loss) From Discontinued Operations
MIC	$(956)
VMC	159
TriLink	14
$(783)

4.                                      Earnings Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” net income per common share (“Basic EPS”) is computed by dividing net income by the weighted average common shares outstanding. Net income per common share, assuming dilution (“Diluted EPS”) is computed by dividing net income by the weighted average common shares outstanding plus potential dilution from the exercise of stock options. As of July 1, 2005, the Company adopted SFAS 123(R) and did not restate prior periods (see note 1 “Accounting for Stock-based Compensation”). A reconciliation of the numerators and denominators of the Basic EPS and Diluted EPS calculations for continuing operations is as follows:

	Three Months Ended September 30,
	2005	2004
	(In thousands, except per share amounts)
Cash flows from operating activities:
Computation of adjusted net income
Income from continuing operations	$4,527	$6,400
Loss from discontinued operations, net of tax	—	(783)
Net income	$4,527	$5,617
Computation of Adjusted Weighted Average Shares Outstanding:
Weighted average shares outstanding	74,758	74,446
Add: Effect of dilutive options	941	1,542
Weighted average shares and common share equivalents used for computation of diluted earnings per common share	75,699	75,988
Income (loss) per share - Basic
Income from continuing operations	$0.06	$0.09
Discontinued operations	—	(0.01)
Net income	$0.06	$0.08
Income (loss) per diluted share - Diluted:
Income from continuing operations	$0.06	$0.08
Discontinued operations	—	(0.01)
Net income	$0.06	$0.07

Options to purchase 9.6 million shares at exercise prices ranging between $9.22 and $34.41 per share were outstanding as of September 30, 2005 but were not included in the computation of diluted EPS because the exercise prices of these options were greater than the average market price of the common shares.

5.                                      Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended September 30,
	2005	2004
	(In thousands)
Net income	$4,527	$5,617

Accrued pension liability, effect of tax rate change	16	—

Unrealized gain (loss) on interest rate swap agreements, net of tax	25	(2)

Foreign currency translation adjustment	(2,255)	1,453

Total comprehensive income	$2,313	$7,068

Accumulated other comprehensive income (loss) is as follows:

	Gain (Loss) on Interest Rate Swap Agreements (net of tax)	Minimum Pension Liability Adjustment (net of tax)	Foreign Currency Translation Adjustment	Total (net of tax)
	(In thousands)

Balance, July 1, 2005	$(75)	$(3,632)	$12,727	$9,020
Three months activity	25	16	(2,255)	(2,214)
Balance, September 30, 2005	$(50)	$(3,616)	$10,472	$6,806

6.                                      Bank Loan Agreements

On February 14, 2003, the Company executed an amended and restated revolving credit and security agreement with two banks which replaced a previous loan agreement. The amended and restated loan agreement increased the line of credit to $50 million through February 2007, continued the mortgage on the Company’s Plainview property for $2.4 million and is secured by the pledge of the stock of certain of the Company’s subsidiaries. The interest rate on revolving credit borrowings under this agreement is at various rates depending upon certain financial ratios, with the current rate substantially equivalent to LIBOR plus 1% (4.9% at September 30, 2005). The Company paid a facility fee of $125,000 and is required to pay a commitment fee of .25% per annum of the average unused portion of the credit line. At September 30, 2005, the Company’s available unused line of credit was approximately $39.6 million after consideration of letters of credit. The mortgage is payable in monthly installments of approximately $26,000 through March 2008 and a balloon payment of $1.6 million in April 2008. The Company has entered into interest rate swap agreements for the outstanding amount under the mortgage agreement at approximately 7.6% in order to reduce the interest rate risk associated with these borrowings. These instruments have been designed and qualify as effective cash flow hedges. The fair market value of the interest rate swap agreements was $80,000 as of September 30, 2005 in favor of the banks. If this mortgage was prepaid, although the Company has no intention of doing so, the $80,000 would be charged to the statement of operations at that time.

The terms of the loan agreement require compliance with certain covenants including minimum consolidated tangible net worth and pretax earnings, maintenance of certain financial ratios, limitations on indebtedness and prohibition of the payment of cash dividends. The Company is currently in full compliance with all of the covenants contained in the loan agreement, as amended.

7.                                      Inventories

Inventories consist of the following:

	September 30, 2005	June 30, 2005
	(In thousands)
Raw materials	$47,569	$43,158
Work in process	52,394	53,115
Finished goods	22,458	22,633
	$122,421	$118,906

8.                                      Product Warranty

The Company warrants its products against defects in design, materials and workmanship, generally for one year from their date of shipment. A provision for estimated future costs relating to these warranties is recorded when revenue is recorded and is included in cost of goods sold.

Activity related to the Company’s product warranty liability was as follows:

	Three Months Ended September 30,
	2005	2004
	(In thousands)
Balance at beginning of period	$2,056	$1,702
Provision for warranty obligations	819	478
Charges incurred	(547)	(261)
Acquired warranty obligations	—	(195)
Foreign currency impact	(9)	2

Balance at end of period	$2,319	$1,726

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

Components of Net Periodic Benefit Cost

	Three Months Ended September 30,
	2005	2004
	(In thousands)
Service cost	$126	$134
Interest cost	248	170
Expected return on plan assets	(36)	(31)
Amortization of net transition (asset) obligation	9	9
Recognized actuarial (gain) loss	113	50

Net periodic benefit cost	$460	$332

The Company previously disclosed in its financial statements for the year ended June 30, 2005, that it expected to contribute $164,000 to its pension plan in the fiscal year ended June 30, 2006. As of September 30, 2005, $100,000 of the contributions had been made.

10.                               Stock Options and Warrants

Under the Company’s stock option plans, options may be granted to purchase shares of the Company’s Common Stock exercisable at prices generally equal to the fair market value on the date of grant. In December 1993, the Board of Directors adopted the Outside Director Stock Option Plan (the “Directors’ Plan”) which provides for options to non-employee directors, which become exercisable in three installments. The Directors’ Plan, as amended, covers 1.3 million shares of the Company’s Common Stock. In November 1994, the shareholders approved the Directors’ Plan and the 1994 Non-Qualified

Stock Option Plan (the “1994 Plan”). In November 1996, the shareholders approved the 1996 Stock Option Plan (the “1996 Plan”). In April 1998, the Board of Directors adopted the 1998 Stock Option Plan (the “1998 Plan”). In January 2000, the shareholders approved the 1999 Stock Option Plan (the “1999 Plan”). In March 2000, the Board of Directors adopted the 2000 Stock Option Plan (the “2000 Plan”). In November 2000, the shareholders approved the Key Employee Stock Option Plan (the “Key Employee Plan”). In June 2002, the Board of Directors adopted the 2002 Stock Option Plan (the “2002 Plan”). In November 2002, the shareholders approved the 2002 Outside Directors’ Stock Option Plan (the “2002 Directors’ Plan”), which provides for options to non-employee directors which become exercisable in three installments. The 1994 Plan, the 1996 Plan, the 1998 Plan, the 1999 Plan, the 2000 Plan, the Key Employee Plan and the 2002 Plan provide for options which become exercisable in one or more installments. The 1994 Plan, the 1996 Plan and the 1998 Plan each cover 3.8 million shares of the Company’s Common Stock. The 1999 Plan covers 2.3 million shares, the 2000 Plan covers 6.2 million shares, the Key Employee Plan covers 4.0 million shares, the 2002 Plan covers 1.5 million shares and the 2002 Directors’ Plan covers 525,000 shares. In August 2005, the Board of Directors amended the 2002 Directors’ Plan, subject to shareholder approval, to increase the number of shares covered to 1.1 million shares. Options under all plans shall expire not later than ten years from the date of grant. As of September 30, 2005, 2.7 million shares of the Company’s Common Stock were reserved and available to be granted pursuant to these plans, excluding the 600,000 shares subject to shareholder approval.

Stock based compensation expense is attributable to the granting and the remaining requisite service periods, of stock options. Compensation expense attributable to net stock based compensation in the three months ended September 30, 2005 was $2.0 million ($1.3 million after tax), or $.02 for both basic and diluted earnings per share. As of September 30, 2005, the total unrecognized compensation cost related to nonvested stock awards was $7.8 million and the related weighted average period over which it is expected to be recognized is approximately 2 years.

Prior to the Company’s adoption of SFAS No. 123(R), SFAS No. 123 required that the Company provide pro forma information regarding net earnings and net earnings per common share as if compensation cost for the Company’s stock based awards had been determined in accordance with the fair value method prescribed therein. The Company had previously adopted the disclosure portion of SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure,” requiring quarterly SFAS No. 123 pro forma disclosure. The pro forma charge for compensation cost related to stock based awards granted was recognized over the service period. For stock options, the service period represents the period of time between the date of grant and the date each option becomes exercisable without consideration of certain acceleration provisions (e.g., change of control.).

The following table illustrates the effect on the net earnings per common share as if the fair value method had been applied to all outstanding awards for the three months ended September 2004:

Three Months Ended
September 30, 2004
(In thousands)
Net income, as reported	$5,617
Deduct: Total stock based compensation expense determined under fair value method for all awards, net of related tax effects	(3,286)

Pro forma net income	$2,331

Net income per share:
Basic, as reported	$0.08

Basic, pro forma	$0.03

Diluted, as reported	$0.07

Diluted, pro forma	$0.03

A summary of the Company’s stock option plans as of September 30, 2005 and changes during the three month period then ended, is presented below:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted-Average Contractual Life Remaining in Years
	(In thousands)		(In thousands)

Outstanding at June 30, 2005	15,384	$11.72
Granted at fair value	50	9.23
Exercised	(69)	4.15
Expired	—	—
Forfeited	(80)	10.28

Outstanding at September 30, 2005	15,285	$11.75	$13,968	6.0

Exercisable at September 30, 2005	13,181	$12.07	$13,341	5.6

(1)        The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

The exercise period for all stock options does not exceed ten years from the date of grant. Stock option grants to individuals generally become exercisable in substantively equal tranches over a service period of up to 5 years.

The weighted average grant date fair value of stock options granted for the three months ended September 30, 2005 and 2004 was $7.29 and $5.39, respectively. The total intrinsic value of stock options exercised during the three months ended September 30, 2005 and 2004 was $366,000 and $992,000 respectively.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended September 30,
	2005	2004

Weighted average expected stock price volatility	95%	82%
Weighted average expected option life	6.2 years	3.0 years
Average risk free interest rate	4.1%	2.9%
Average dividend yield	—	—

Cash received from share option exercises for the three months ended September 30, 2005, and 2004 is $286,000 and $796,000 respectively.

11.                               Income Taxes

The Company recorded credits of $139,000 and $366,000 to additional paid-in capital during the three months ended September 30, 2005 and 2004, respectively, in connection with the actual tax benefit related to compensation deductions on the exercise of stock options.

12.                               Stock Repurchase Program

During fiscal 2005, the Company’s Board of Directors authorized a stock repurchase program of up to 3.0 million shares of its Common Stock, subject to certain limitations imposed by our lending banks. Purchases will be made from time to time, depending upon market conditions at prices deemed appropriate by management. During the first quarter of fiscal 2006, a total of 5,000 shares were purchased and retired. As of September 30, 2005, 55,000 shares have been repurchased and retired since the inception of this program.

13.                               Contingencies

In fiscal 2005, the Company learned that it inadvertently may have violated certain International Traffic in Arms Regulations (ITAR) by exporting certain products and services without licenses. These violations resulted from an error in classifying the products and services as commercial rather than military. The Company has prepared and filed a voluntary disclosure with the State Department in which the details of the exports and erroneous classifications are described. At this time, it is not possible to determine whether any fines or other penalties will be asserted against the Company, or the materiality of any outcome.

We are involved in various other legal matters. We believe the outcome of these other legal matters will not have a material effect upon us.

14.                               Business Segments

The Company’s business segments and major products included in each segment, are as follows:

Microelectronic Solutions (“AMS”)

a) Microelectronic Components, Sub-assemblies and Modules

b) Integrated Circuits

c) Motion Control Systems

Test Solutions (“ATS”)

a) Instrument Products and Test Systems

The Company is a manufacturer of advanced technology systems and components for commercial industry, government and defense contractors. Approximately 26% and 32% of the Company’s sales for the three months ended September 30, 2005 and 2004, respectively, were to agencies of the United States government or to prime defense contractors or subcontractors of the United States government. No one customer constituted more than 10% of the Company’s sales during any of the periods presented. Inter-segment sales were not material and have been eliminated from the tables below.

Most of the Company’s operations are located in the United States, however, it also has operations in Europe and Asia. Each of Aeroflex International Limited, which we acquired in May 2002, RIWS, which we acquired in July 2003, and SPG, which we acquired in May 2005, have significant operations in the United Kingdom. Specifically, net sales from facilities located in the United Kingdom were approximately $35 million for the three months ended September 30, 2005. Total assets of the United Kingdom operations were $239 million as of September 30, 2005.

Revenues, based on the customers’ locations, attributed to the United States and other regions are as follows:

	For the Three Months Ended September 30,
	2005	2004
	(In thousands)
United States of America	$76,266	$67,947
Europe and Middle East	29,888	27,223
Asia and Australia	18,279	12,862
Rest of World	1,215	1,151
	$125,648	$109,183

	For the Three Months Ended September 30,
	2005	2004
	(In thousands)
		(Restated) (1)
Net sales:
Microelectronic solutions	$54,823	$51,183
Test solutions	70,825	58,000
Net sales	$125,648	$109,183

Segment adjusted operating income (2):
Microelectronic solutions	$13,527	$10,869
Test solutions	4,253	4,692
General corporate expense	(3,967)	(3,540)
	13,813	12,021

Amortization of acquired intangibles
– AMS	(534)	(554)
– ATS	(2,923)	(1,506)
Stock based compensation
– AMS	(351)	—
– ATS	(434)	—
– Corporate	(1,229)	—
Current period impact of acquisition related adjustment to inventory - ATS	(1,088)	—
Operating income (GAAP)	7,254	9,961
Interest expense	(160)	(260)
Other income (expense), net	91	424
Income from continuing operations before income taxes	$7,185	$10,125

(1)          Restated for the transfer of the Motion Control Systems business from ATS to AMS. Sales and operating income (loss) for the Motion Control Systems business in 2004 was $3.8 million and $(246,000), respectively.

(2)          Management evaluates the operating results of the two segments based upon reporting pre-tax operating income, before costs related to amortization of acquired intangibles, stock based compensation and the impact of an acquisition related adjustment to inventory.

ITEM 2 —        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In May 2005, we acquired the SPG division of UbiNetics Holdings Limited, which is a developer, manufacturer and integrator of wireless test and measurement solutions specific to commercial wireless development organizations and service operators.

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

Three Months ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Net Sales. Net sales increased 15% to $125.6 million for the three months ended September 30, 2005 from $109.2 million for the three months ended September 30, 2004. Net sales in the microelectronic solutions (“AMS”) segment increased 7% to $54.8 million for the three months ended September 30, 2005 from $51.2 million for the three months ended September 30, 2004 primarily as a result of increased sales volume of our microelectronic modules and components. Net sales in the test solutions (“ATS”) segment increased 22% to $70.8 million for the three months ended September 30, 2005 from $58.0 million for the three months ended September 30, 2004 as a result of increased sales from our fiscal 2005 acquisitions of JcAIR and SPG and increased sales volume of communication test products offset, in part, by reduced sales of wireless test solutions.

Gross Profit. Cost of sales includes materials, direct labor and overhead expenses such as engineering labor, fringe benefits, allocable occupancy costs, depreciation and manufacturing supplies.

Three Months
Ended		% of		% of		% of
September 30,	AMS	sales	ATS	sales	Total	sales
(In thousands, except percentages)
2005	$28,001	51.1%	$30,925	43.7%	$58,926	46.9%
2004	24,419	47.7%	26,913	46.4%	51,332	47.0%

Gross profit increased $3.6 million, or 15%, in the AMS segment primarily as a result of increased sales and margins in our microelectronic modules and components businesses and increased margins in our integrated circuits business. Gross profit increased $4.0 million, or 15%, in the ATS segment primarily as a result of increased sales contributed by our fiscal 2005 acquisitions and increased sales of communication test products offset, in part, by reduced sales of wireless test solutions.

Selling, General and Administrative Costs. Selling, general and administrative costs include office and management salaries, fringe benefits, commissions, insurance and professional fees.

Three Months
Ended		% of		% of			% of
September 30,	AMS	sales	ATS	sales	Corporate	Total	sales
(In thousands, except percentages)
2005	$8,752	16.0%	$16,304	23.0%	$5,195	$30,251	24.1%
2004	8,439	16.5%	12,788	22.0%	3,540	24,767	22.7%

Selling, general and administrative costs increased by $313,000, or 4%, in the AMS segment primarily due to the recognition of stock based compensation that was previously presented on a pro forma basis.          Selling, general and administrative cost increased by $3.5 million, or 28%, in the ATS segment primarily as a result of our fiscal 2005 fourth quarter acquisitions of JcAIR and SPG and stock based compensation. Corporate selling, general and administrative expenses increased by $1.7 million primarily due to stock based compensation.

Research and Development Costs. Research and development costs include material, engineering labor and allocated overhead.

Three Months
Ended		% of		% of		% of
September 30,	AMS	sales	ATS	sales	Total	sales
(In thousands, except percentages)
2005	$6,074	11.1%	$11,890	16.8%	$17,964	14.3%
2004	5,111	10.0%	9,433	16.3%	14,544	13.3%

Self funded research and development costs increased $963,000, or 19%, in the AMS segment primarily due to exploration of additional opportunities in our integrated circuit business. Research and development increased $2.5 million, or 26%, in the ATS segment mainly due to the acquisition of SPG in the quarter ended June 30, 2005.

Amortization of Acquired Intangibles. Amortization increased $1,397,000 or 68% primarily due to the acquisitions of JcAIR and SPG.

Other Income (Expense). Interest expense decreased by $100,000 to $160,000 due to lower outstanding debt. Interest income decreased by $261,000 due to the decreased level of interest generating cash and cash equivalents as a result of the acquisition in the quarter ended June 30, 2005.

Provision for Income Taxes. The income tax provision was $2.7 million (an effective income tax rate of $37%) for the three months ended September 30, 2005 and $3.7 million (an effective income tax rate of 36.8%) for the three months ended September 30, 2004. The effective income tax rate for the two periods differed from the amount computed by applying the U.S. Federal income tax rate to income before income taxes primarily due to non-deductible expenses as well as foreign, state and local income taxes.

Income from Continuing Operations. The income from continuing operations for the three months ended September 30, 2005 was $4.5 million, or $.06 per diluted share, versus $6.4 million, or $.08 per diluted share, for the three months ended September 30, 2004.

Discontinued Operations. Discontinued operations includes the results of operations of MIC, VMC and TriLink. In September 2004, we sold the stock of MIC for $8.8 million and recorded a loss on disposal of $1.3 million ($1.3 million, net of tax).

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements other than letters of credit totaling $10.4 million to guarantee our performance under certain government contracts.

Liquidity and Capital Resources

As of September 30, 2005, we had $169.1 million in working capital. Our current ratio was 2.7 to 1 at September 30, 2005. On February 14, 2003, we executed an amendment and restated revolving credit and security agreement with two banks which replaced a previous loan agreement. The amended and restated loan agreement increased the line of credit to $50 million through February 2007, continued the mortgage on our Plainview property for $2.4 million and is secured by the pledge of the stock of certain of our subsidiaries. The interest rate on revolving credit borrowings under this agreement is at various rates depending upon certain financial ratios, with the current rate substantially equivalent to LIBOR plus 1% (4.9% at September 30, 2005). The mortgage is payable in monthly installments of approximately $26,000 through March 2008 and a balloon payment of $1.6 million in April 2008. We have entered into interest rate swap agreements for the outstanding amount under the mortgage agreement at approximately 7.6% in order to reduce the interest rate risk associated with these borrowings.

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

For the three months ended September 30, 2005, our operations provided cash from continuing operations of $7.6 million. For the three months ended September 30, 2005, our investing activities used cash of $3.5 million, primarily for capital expenditures. For the three months ended September 30, 2005, our financing activities provided cash of $279,000.

We believe our remaining cash and cash equivalents coupled with internally generated funds and available lines of credit will be sufficient for our working capital requirements, capital expenditure needs and the servicing of our debt for the foreseeable future. One of our pension plans currently is unfunded, but is expected to be funded from the cash surrender value of life insurance policies that are being held in a rabbi trust. We do not believe that the amount of the pension obligations remaining after application of such policy proceeds will be material. Our cash and cash equivalents coupled with our available lines of credit, are available to fund acquisitions and other potential large cash needs that may arise. At September 30, 2005, our available unused line of credit was $39.6 million after consideration of letters of credit.

The following table summarizes, as of September 30, 2005, our obligations and commitments to make future payments under debt, operating lease and employment agreements:

	Payments due by period
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(In thousands)

Long-term debt	$4,723	$635	$2,676	$667	$745
Operating leases	32,230	6,463	9,195	5,368	11,204
Employment contracts	6,674	2,277	2,913	1,484	—
Total	$43,627	$9,375	$14,784	$7,519	$11,949

The operating lease commitments shown in the above table have not been reduced by future minimum sub-lease rentals of $15.1 million.

In the normal course of business, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. None of these obligations are individually significant. We do not expect that these commitments, as of September 30, 2005, will have a material adverse affect on our liquidity.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventory levels are maintained in relation to the expected sales volume. We periodically evaluate the net realizable value of our inventory. Numerous analyses are applied including lower of cost or market analysis, forecasted sales requirements and forecasted warranty requirements. After taking these and other factors into consideration, such as technological changes, age and physical condition, appropriate adjustments are recorded to the inventory balance. If actual conditions differ from our expectation, then inventory balances may be over or under valued, which could have a material effect on our results of operations and financial condition.

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

Long-lived assets other than goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of any such asset may be impaired. We evaluate the recoverability of such assets by estimating future cash flows. If the sum of the undiscounted cash flows expected to result from the use of the assets and their eventual disposition is less than the carrying amount of the assets, we will recognize an impairment loss to the extent of the excess of the carrying amount of the assets over the discounted cash flow.

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

Stock Based Compensation

With the adoption of SFAS No. No. 123(R) on July 1, 2005, we are required to record the fair value of stock based compensation awards as an expense. In order to determine the fair value of stock options on the date of grant, the Company applies the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock price volatility, option life, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock price volatility and option life assumptions require a greater level of judgment which makes them critical accounting estimates.

Recently Issued Accounting Standards Not Yet Adopted

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

In April 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB Statement No. 143.” FIN 47 clarifies the terms of FASB Statement No. 143 and requires an entity to recognize a liability for a conditional asset retirement obligation if the entity has sufficient information to reasonably estimate its fair value. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We are currently evaluating the impact of this standard on our consolidated financial statements.

On December 31, 2004, the FASB issued FASB Staff Position FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” (“FSP No. 109-1”), and FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” (“FSP No. 109-2”). These staff positions provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 (“AJCA”) that was signed into law on October 22, 2004. FSP No. 109-1 states that the tax relief (special tax deduction for domestic manufacturing) from this legislation should be accounted for as a “special deduction” instead of a tax rate reduction. FSP No. 109-2 gives a company additional time to evaluate the effects of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. We are investigating the repatriation provision to determine whether we might repatriate extraordinary dividends, as defined in the AJCA. We are currently evaluating all available U.S. Treasury guidance.

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

The integration of acquisitions may make the completion and integration of subsequent acquisitions more difficult. However, if we fail to identify and complete these transactions, we may be required to expend resources to internally develop products and technology or may be at a competitive disadvantage or may be adversely affected by negative market perceptions, which may have a material effect on our revenues and selling, general and administrative expenses taken as a whole.

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

Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report, including without limitation statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and plans and objectives of our management for future operations, are forward-looking statements. When used in this Quarterly Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the current beliefs of our management, as well as assumptions made by and information currently available to our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to those set forth above. Such statements reflect our current views with respect to the future and are subject to these and other risks, uncertainties and assumptions relating to our financial condition, results of operation, growth strategy and liquidity. We do not undertake any obligation to update such forward-looking statements.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates and to foreign currency exchange rates. Most of our debt is at fixed rates of interest or at a variable rate with an interest rate swap agreement which effectively converts the variable rate debt into fixed rate debt. Therefore, if market interest rates increase by 10% from levels at September 30, 2005, the effect on our net income as well as the fair value of our swap would be insignificant. Most of our invested cash and cash equivalents are at variable rates of interest. If market interest rates decrease by 10 percent from levels at September 30, 2005, the effect on our net income would be insignificant. If foreign currency exchange rates (primarily the British Pound and the Euro) change by 10% from levels at September 30, 2005, the effect on our other comprehensive income would be approximately $17.4 million. Foreign currency contracts are used to protect us from fluctuations in exchange rates. We periodically enter into foreign currency contracts, which are not designated as hedges, and the change in fair value is included in income currently, within other income (expense). As of September 30, 2005, we had $2.4 million of notional value foreign currency forward contracts maturing through December 2005. Notional amounts do not quantify risk or represent assets or liabilities, but are used in the calculation of cash settlements under the contracts. The fair value of these contracts at September 30, 2005 was $44,000 less than the notional value.

ITEM 4 — CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this Form 10-Q, our management, with the participation of our Chief Executive Officer and Principal Accounting and Principal Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and Principal Accounting and Principal Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Principal Financial and Principal Accounting Officer have concluded that such controls and procedures are effective at the “reasonable assurance” level.

AEROFLEX INCORPORATED

AND SUBSIDIARIES

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

In fiscal 2005, we learned that we inadvertently may have violated certain International Traffic in Arms Regulations (ITAR) by exporting certain products and services without licenses. These violations resulted from an error in classifying the products and services as commercial rather than military. We have prepared and filed a voluntary disclosure with the State Department in which the details of the exports and erroneous classifications are described. At this time, it is not possible to determine whether any fines or other penalties will be asserted against us or the materiality of any outcome.

We are involved in various other legal matters. We believe the outcome of these other legal matters will not have a material effect upon us.

Item 2.             Unregistered Sales of Securities and Use of Proceeds

Issuer purchases of equity securities(1)			Total Number of Shares Purchased as Part of Publicly	Maximum Number of Shares that May Yet
Period	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Announced Plans or Programs	be Purchased under the Plans or Programs

August 2005	5,000	$8.90	55,000	2,945,000

(1)          For description of plans, see Note 12 to the Unaudited Condensed Consolidated Financial Statements.

(2)          All purchases were made in open market transactions. Our 3.0 million share stock buyback program has been in effect since May 23, 2005. There is no time limit on the repurchases to be made under the Plan.

Item 3.    Defaults upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.    Exhibits

Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.

31.2	Certification of Principal Accounting Officer and the Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Operating Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and of Principal Accounting Officer and the Principal
Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEROFLEX INCORPORATED
(REGISTRANT)

November 8, 2005	By:	/s/Charles Badlato
Charles Badlato
Vice President - Treasurer
(Principal Accounting Officer and
Principal Financial Officer)