Form 10-Q
period 2005-12-31
AEROFLEX INC
filed 2006-02-09
CIK 2601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2005

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer	☒	Non-accelerated filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate by the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

February 8, 2006	74,911,662
(Date)	(Number of Shares)

AEROFLEX INCORPORATED

AND SUBSIDIARIES

INDEX

	PART I:	FINANCIAL INFORMATION

Item 1 -		UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2005 and June 30, 2005

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
Three Months Ended December 31, 2005 and 2004

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
Six Months Ended December 31, 2005 and 2004

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended December 31, 2005 and 2004

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Item 2 -		MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Three and Six Months Ended December 31, 2005 and 2004

Item 3 -		QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 4 -		CONTROLS AND PROCEDURES

PART II: OTHER INFORMATION

Item 1 -		LEGAL PROCEEDINGS

Item 1A-		RISK FACTORS

Item 2 -		UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Item 3 -		DEFAULTS UPON SENIOR SECURITIES

Item 4 -		SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 5 -		OTHER INFORMATION

Item 6 -		EXHIBITS

SIGNATURES

EXHIBIT INDEX

CERTIFICATIONS

Aeroflex Incorporated

and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(In thousands)

	December 31, 2005	June 30, 2005
Assets

Current assets:
Cash and cash equivalents	$15,511	$12,974
Marketable securities	7,003	—
Accounts receivable, less allowance for doubtful accounts of $1,327 and $1,210	103,031	101,317
Inventories	126,275	118,906
Deferred income taxes	18,339	18,499
Prepaid expenses and other current assets	12,785	11,107

Total current assets	282,944	262,803

Property, plant and equipment, net	76,539	78,195
Other assets	13,249	13,537
Intangible assets with definite lives, net	59,257	67,266
Goodwill	165,403	168,048

Total assets	$597,392	$589,849

See notes to unaudited condensed consolidated financial statements.

Aeroflex Incorporated

and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(continued)

(In thousands, except per share data)

	December 31, 2005	June 30, 2005
Liabilities and Stockholders’ Equity

Current liabilities:
Current portion of long-term debt	$628	$634
Accounts payable	26,754	35,907
Advance payments by customers	24,793	15,183
Income taxes payable	4,864	3,657
Accrued payroll expenses	15,057	15,222
Accrued expenses and other current liabilities	31,302	30,451
Total current liabilities	103,398	101,054

Long-term debt	4,004	4,190
Deferred income taxes	12,734	17,146
Other long-term liabilities	20,459	23,479
Total liabilities	140,595	145,869

Stockholders’ equity:
Preferred stock, par value $.10 per share; authorized 1,000 shares Series A Junior Participating Preferred Stock, par value $.10 per share, authorized 110; none issued	—	—
Common stock, par value $.10 per share; authorized 110,000 shares; issued 74,875 and 74,618 shares	7,488	7,462
Additional paid-in capital	378,137	372,666
Accumulated other comprehensive income	4,024	9,020
Retained earnings	67,148	54,846
	456,797	443,994

Less: Treasury stock, at cost (4 shares)	—	14

Total stockholders’ equity	456,797	443,980

Total liabilities and stockholders’ equity	$597,392	$589,849

See notes to unaudited condensed consolidated financial statements.

Aeroflex Incorporated

and Subsidiaries

Unaudited Condensed Consolidated Statements of Earnings

(In thousands, except per share data)

	Three Months Ended December 31,
	2005	2004

Net sales	$135,156	$112,469
Cost of sales	70,602	58,988
Gross profit	64,554	53,481

Selling, general and administrative costs	30,556	26,719
Research and development costs	18,290	15,199
Amortization of acquired intangibles	3,433	2,042
	52,279	43,960
Operating income	12,275	9,521

Other income (expense)
Interest expense	(147)	(162)
Other income (expense)	661	541
Total other income (expense)	514	379

Income from continuing operations before income taxes	12,789	9,900
Provision for income taxes	5,015	3,758
Income from continuing operations	7,774	6,142

Discontinued operations
Income (loss) from discontinued operations, net of tax provision (benefit) of $0 and $(457)	—	(892)
Income (loss) on disposal of operations, net of tax provision (benefit) of $0 and $0	—	73
Income (loss) from discontinued operations, net of tax	—	(819)

Net income	$7,774	$5,323

Income (loss) per common share:
Basic
Continuing operations	$0.10	$0.08
Discontinued operations	—	(0.01)
Net income	$0.10	$0.07

Diluted
Continuing operations	$0.10	$0.08
Discontinued operations	—	(0.01)
Net income	$0.10	$0.07

Weighted average number of common shares outstanding:
Basic	74,875	74,625
Diluted	75,990	76,310

See notes to unaudited condensed consolidated financial statements.

Aeroflex Incorporated and Subsidiaries

Unaudited Condensed Consolidated Statements of Earnings

(In thousands, except per share data)

	Six Months Ended December 31,
	2005	2004

Net sales	$260,804	$221,651
Cost of sales	137,324	116,839
Gross profit	123,480	104,812

Selling, general and administrative costs	60,808	51,486
Research and development costs	36,254	29,743
Amortization of acquired intangibles	6,889	4,101
	103,951	85,330
Operating income	19,529	19,482

Other income (expense)
Interest expense	(307)	(422)
Other income (expense)	752	965
Total other income (expense)	445	543

Income from continuing operations before income taxes	19,974	20,025
Provision for income taxes	7,672	7,484
Income from continuing operations	12,302	12,541

Discontinued operations
Income (loss) from discontinued operations, net of tax provision (benefit) of $0 and $(253)	—	(542)
Income (loss) on disposal of operations, net of tax provision (benefit) of $0 and $0	—	(1,060)
Income (loss) from discontinued operations, net of tax	—	(1,602)

Net income	$12,302	$10,939

Income (loss) per common share:
Basic
Continuing operations	$0.16	$0.17
Discontinued operations	—	(0.02)
Net income	$0.16	$0.15

Diluted
Continuing operations	$0.16	$0.16
Discontinued operations	—	(0.02)
Net income	$0.16	$0.14

Weighted average number of common shares outstanding:
Basic	74,816	74,536
Diluted	75,845	76,149

See notes to unaudited condensed consolidated financial statements.

AEROFLEX INCORPORATED

AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended December 31,
	2005	2004

Cash flows from operating activities:
Net income	$12,302	$10,939
Loss from discontinued operations	—	1,602
Income from continuing operations	12,302	12,541
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	15,197	11,842
Deferred income taxes	(3,837)	(967)
Non - cash stock based compensation	3,458	—
Excess tax benefits from stock based compensation arrangements	(401)	—
Other, net	204	11
Change in operating assets and liabilities, net of effects from purchases of businesses:
Decrease (increase) in accounts receivable	(2,952)	5,629
Decrease (increase) in inventories	(7,805)	(10,588)
Decrease (increase) in prepaid expenses and other assets	(1,639)	(2,183)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	311	(48)

Net cash provided by (used in) continuing operations	14,838	16,237
Net cash provided by (used in) discontinued operations	—	(1,353)
Net cash provided by operating activities	14,838	14,884

Cash flows from investing activities:
Capital expenditures	(7,504)	(8,030)
Purchase of marketable securities	(74,555)	(394,284)
Sale of marketable securities	67,552	296,618
Other, net	96	—

Net cash provided by (used in) continuing operations	(14,411)	(105,696)
Net cash provided by (used in) discontinued operations	—	6,277
Net cash provided by (used in) investing activities	(14,411)	(99,419)

Cash flows from financing activities:
Purchase of treasury stock	(153)	—
Borrowings under debt agreements	—	38
Debt repayments	(192)	(4,944)
Excess tax benefits from stock based compensation arrangements	401	—
Proceeds from the exercise of stock options	1,805	1,506
Withholding taxes paid for stock options	(145)	(220)
Withholding taxes collected for stock options	145	220
Net cash provided by (used in) financing activities	1,861	(3,400)
Effect of exchange rate changes on cash and cash equivalents	249	991

Net increase (decrease) in cash and cash equivalents	2,537	(86,944)
Cash and cash equivalents at beginning of period	12,974	98,502
Cash and cash equivalents at end of period	$15,511	$11,558

See notes to unaudited condensed consolidated financial statements

AEROFLEX INCORPORATED

AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                                      Basis of Presentation

The condensed consolidated financial statements of Aeroflex Incorporated and Subsidiaries (the “Company”) presented herein have been prepared by the Company and are unaudited.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2005 and for all periods presented have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company’s June 30, 2005 annual report to shareholders.

Results of operations for the three and six month periods are not necessarily indicative of results of operations for the corresponding full fiscal years.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered (except as described below), the selling price is fixed or determinable and collectibility of the resulting receivable is reasonably assured.

For arrangements other than certain long-term contracts, revenue (including shipping and handling fees) is recognized when products are shipped and title has passed to the customer.  If title does not pass until the product reaches the customer’s delivery site, then recognition of the revenue is deferred until that time.  Revenues associated with certain long-term contracts are recognized in accordance with Statement of Position No. 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”).  Under SOP 81-1, the Company uses the percentage-of-completion method, whereby revenues and associated costs are recognized as work on a contract progresses.  The Company measures the extent of progress toward completion generally based upon one of the following methods (based upon an assessment of which method most closely aligns to the underlying earnings process): (i) the units-of-delivery method, (ii) the cost-to-cost method, using the ratio of contract costs incurred as a percentage of total estimated costs at contract completion (based upon engineering and production estimates), or (iii) the achievement of contractual milestones.  Provisions for anticipated losses or revisions in estimated profits on contracts-in-process are recorded in the period in which such anticipated losses or revisions become evident.  Revenue from sales of products where software is other than incidental to their performance, including related software support and maintenance contracts is recognized in accordance with SOP-97-2, “Software Revenue Recognition.”

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

Financial Instruments and Derivatives

Foreign currency contracts are used to protect the Company from fluctuations in exchange rates.  The Company entered into foreign currency contracts, which are not designated as hedges, and the change in fair value is included in income currently, within other income (expense).  As of December 31, 2005, the Company had $2.1 million of notional value foreign currency forward contracts maturing through March 2006.  Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts.  The fair value of these contracts at December 31, 2005 was $34,000 less than the notional value.

The Company accounts for its interest rate swap derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Hedging Activities.”  This statement requires companies to record derivatives on the balance sheet as assets or liabilities at their fair value.  The Company’s derivatives are designated as cash flow hedges under SFAS No. 133, with changes in the fair value of such derivatives being recorded as components of other comprehensive income.  For derivatives that are deemed ineffective, the changes are recorded as gains or losses in other income (expense).

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

Effective July 1, 2005, the Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”).  This statement replaces SFAS No. 123, “Accounting for Stock-based Compensation”  and supersedes APB No. 25.  SFAS No. 123(R) requires that all stock based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award.  This statement was adopted using the modified prospective method of application, which requires us to recognize compensation expense on a prospective basis.  Therefore, prior period financial statements have not been restated.  Under this method, in addition to reflecting compensation expense for new share based awards, expense is also recognized to reflect the remaining service period of outstanding awards that had been included in pro forma disclosures in prior periods.  SFAS No. 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows.  The adoption of this pronouncement resulted in compensation expense of $1.4 million and $3.5 million for the three and six months ended December 31, 2005, respectively, as well as cash flows from financing activities of $401,000 which reduced cash flows from operating activities by the same amount.

SFAS 123(R) required options to be classified as liabilities if the issuer could be required under any circumstances to settle the option in cash.  In February 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 123(R)-4 “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event” which amends FASB 123(R) by stipulating that if a cash settlement feature can be exercised only upon the occurrence of a contingent event that is outside the employee’s control then it should be treated as an equity award until it becomes probable that the event will occur.  The Company has applied the principles set forth in this FSP since its adoption of FASB 123(R) on July 1, 2005.

In November 2005, the FASB published FSP No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards,” to provide an alternative transition method for accounting for the tax effects of share-based payment awards to employees.  The FASB learned, subsequent to adoption of SFAS No. 123(R), that a number of constituents did not have the information necessary to comply with the transition requirements of SFAS No. 123(R), and has provided an elective alternative transition method in FSP No. FAS 123(R)-3.  Entities can choose to follow either the transition guidance of SFAS No. 123(R) or the alternative transition method described in FSP No. FAS 123(R)-3.  The guidance in FSP No. FAS 123(R)-3 became effective upon publication.  The Company has applied the principles originally set forth in SFAS No. 123(R).  Therefore the guidance set forth in this FSP is not applicable to the Company.

In October 2005, the FASB issued FSP No. FAS 123(R)-2, “Practical Accommodation to the Application of the Grant Date as Defined in FASB Statement No. 123(R),” to provide guidance on determining the grant date for an award as defined in SFAS No. 123(R).  This FSP stipulates that assuming all other criteria in the grant date definition are met, a mutual understanding of the key terms and conditions of an award to an individual employee is presumed to exist upon the award’s approval in accordance with the relevant corporate governance requirements, provided that the key terms and conditions of an award (a) cannot be negotiated by the recipient with the employer because the award is a unilateral grant, and (b) are expected to be communicated to an individual recipient within a relatively short time period from the date of approval.  The Company has applied the principles set forth in this FSP upon its adoption of SFAS No. 123(R).

Reclassifications

Certain reclassifications have been made to the 2005 consolidated financial statements to conform to the 2006 presentation.

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

2.        Acquisition of Businesses and Intangible Assets

JcAIR Test Systems

On April 19, 2005, the Company acquired all of the outstanding stock of JcAIR Test Systems (“JcAIR”) for cash of $35 million.  JcAIR provides customized avionics test solutions in all areas of manual and automatic test equipment for manufacturing, repair and ground support operation.  The addition of JcAIR has enhanced the Company’s avionics product portfolio and provides more complete testing solutions for the avionics system test market.

The Company evaluated the acquired tangible and identifiable intangible assets to serve as a basis for allocation of the purchase price.  The Company preliminarily allocated the purchase price, including the acquisition costs of approximately $445,000, based on the estimated fair value of the assets acquired and liabilities assumed as follows:

In thousands

Current assets (excluding cash of $568,000)	$9,897
Property, plant and equipment	1,525
Developed technology	12,000
Customer related intangibles	1,100
Goodwill	20,561
In-process research and development	200
Total assets acquired	45,283
Current liabilities	(6,037)
Deferred taxes	(4,369)
Total liabilities assumed	(10,406)
Net assets acquired	$34,877

As of December 31, 2005, the Company is completing its assessment of the fair value of certain assets and liabilities as of the date of acquisition which is expected to be finalized upon the receipt and completion of additional information and analysis during fiscal 2006.

The developed technology and customer related intangibles are being amortized on a straight-line basis over a range of 3 to 15 years.  The goodwill is not deductible for tax purposes.  At the acquisition date, the acquired in-process research and development was not considered to have reached technological feasibility and had no alternative future uses. Therefore, in accordance with accounting principles generally accepted in the United States of America, the value of such was expensed at the time of the acquisition in operating costs. The allocation to in-process research and development represents the estimated fair value of such incomplete research and development, at the acquisition date, based on future cash flows that have been adjusted by the respective projects’ completion percentage.  As of the acquisition date, cash flows from these projects were expected to commence in fiscal 2006.  A 24% risk adjusted discount rate was applied to the projects’ cash flows in determining fair value.   At the acquisition date, JcAIR was conducting development activities associated with the completion of the Mode 5 General Avionic Test Equipment sets.

SPG Division of UbiNetics Holdings Limited

On May 23, 2005, the Company acquired all of the stock of UbiNetics Limited, as well as certain assets located in India, Japan and Hong Kong, all of which constituted UbiNetics Holdings Limited’s SPG test and measurement business (“SPG”) for cash of $84 million and a deferred payment of up to approximately $4 million depending on SPG achieving certain performance goals for the year ending June 30, 2006.  The Company did not include this contingent consideration in its initial purchase price allocation as the payment of this consideration was not considered to be certain beyond a reasonable doubt at the date of acquisition.  As a result, the Company will adjust goodwill for any contingent consideration in the future if and when it is earned.  SPG develops, manufactures and integrates wireless test and measurement solutions specific to commercial wireless product development organizations and service operators.  The addition of SPG’s wireless test and measurement products and technologies has enhanced the Company’s wireless product portfolio and enabled the Company to provide more complete testing solutions for the development, manufacturing and service markets.

The Company evaluated the acquired tangible and identifiable intangible assets to serve as a basis for allocation of the purchase price. The Company preliminarily allocated the purchase price, including the acquisition costs of approximately $3.0 million, based on the estimated fair value of the assets acquired and liabilities assumed as follows:

In thousands

Current assets (excluding cash of $4.0 million)	$5,320
Property, plant and equipment	2,300
Developed technology	21,000
Customer related intangibles	750
Goodwill	64,058
In-process research and development	2,800
Total assets acquired	96,228
Current liabilities	(5,786)
Deferred taxes	(7,026)
Other long term liabilities	(468)
Total liabilities assumed	(13,280)
Net assets acquired	$82,948

As of December 31, 2005, the Company is completing its assessment of the fair value of certain assets and liabilities as of the date of acquisition which is expected to be finalized upon the receipt and completion of additional information and analysis during fiscal 2006.

The developed technology and customer related intangibles are being amortized on a straight-line basis over a range of 1 to 5 years.  The goodwill is not deductible for tax purposes.  At the acquisition date, the acquired in-process research and development was not considered to have reached technological feasibility and had no alternative future uses.  Therefore, in accordance with accounting principles generally accepted in the United States of America, the value of such was expensed at the time of the acquisition in operating costs.  The allocation to in-process research and development represents the estimated fair value of such incomplete research and development, at the acquisition date, based on future cash flows that have been adjusted by the respective projects’ completion percentage.  As of the acquisition date, cash flows from these projects were expected to commence in fiscal year 2006.  As of the acquisition date, cash flows were expected under two scenarios — base case (assumes the contingent payment is not earned) and earnout case (assumes the contingent payment is earned).  In determining fair value, a 24% risk adjusted discount rate was applied to the projects’ cash flows under the base case, and a 40% risk adjusted discount rate was applied to the projects’ cash flows under the earnout case.   At the acquisition date, SPG was conducting development activities associated with the completion of test mobile products used to test evolving 3G (third-generation) mobile communications networks and equipment that tests the functionality and performance of Wide-Band-Code-Division-Multiple-Access technology.

The operating results of JcAIR and SPG have been included in the consolidated statement of earnings from their respective acquisition dates.  JcAIR and SPG are included in the Test Solutions segment.

Summarized below are the unaudited pro forma results of operations of the Company as if JcAIR and SPG had been acquired at the beginning of the six month period presented.  The in-process research and development write-offs for JcAIR and SPG have been excluded from the December 31, 2004 pro forma income in order to provide comparability to the respective historical period.

Pro Forma Six Months Ended December 31, 2004
(In thousands, except per share data)

Net sales	$254,468
Net income	$19,131
Net income per share
Basic	$0.26
Diluted	$0.25

The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisitions taken place at the beginning of the six month period presented or of future operating results of the combined companies.

Intangibles with Definite Lives

The components of amortizable intangible assets are as follows:

	December 31, 2005
	(In thousands)
	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Existing technology	$80,742	$26,212	$54,530
Tradenames	2,314	1,724	590
Customer related Intangibles	6,156	2,019	4,137
Total	$89,212	$29,955	$59,257

The aggregate amortization expense for amortized intangible assets was $3.4 million and $2.0 million for the three months ended December 31, 2005 and 2004, respectively, and $6.9 million and $4.1 million for the six months ended December 31, 2005 and 2004, respectively.

The estimated aggregate amortization expense for each of the twelve month periods ending December 31, is as follows:

(In thousands)
2006	$12,771
2007	11,811
2008	9,838
2009	8,343
2010	5,361

Goodwill

The carrying amount of goodwill is as follows:

	Balance as of July 1, 2005	Effect of Foreign Currency	Balance as of December 31, 2005
		(In thousands)

Microelectronic solutions segment	$46,688	$—	$46,688
Test solutions segment	121,360	(2,645)	118,715
Total	$168,048	$(2,645)	$165,403

3.     Discontinued Operations

As a result of continued operating losses, in February 2004, the Board of Directors of the Company approved a formal plan to divest the Company’s thin film interconnect manufacturing operation (“MIC”) and to seek a strategic buyer.  This operation had previously been included in the Microelectronic Solutions segment.  As a result of this decision, the Company recorded a $9.1 million ($6.2 million, net of tax) loss on disposal in the quarter ended December 31, 2003.  This charge included a cash requirement of $2.6 million primarily for existing equipment leases, and a non-cash charge of $6.5 million for the write down of goodwill, other intangibles and owned equipment.

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

In June 2004, the Board of Directors of the Company approved a formal plan to divest the Company’s shock and vibration control device manufacturing business (“VMC”) and to seek a strategic buyer.  This operation had previously comprised the Isolator Products segment.  In March 2005, the Company sold the net assets of VMC for $8.4 million in cash.  The Company recorded an $860,000 ($505,000 net of tax) gain on disposition.  Under the terms of the sale agreements, the Company has retained certain liabilities relating to adverse environmental conditions that currently exist at the premises occupied by VMC, litigation pending against VMC as of the date of sale, and to the extent covered by insurance, for product liability for products sold prior to the closing date.  The Company has recorded a reserve for the estimated remediation costs related to adverse environmental conditions that currently exist at the VMC premises which was sold.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, these business units and TriLink (which was discontinued in December 2002) have been reported as discontinued operations and, accordingly, income and losses from operations and the net loss on disposal have been reported separately from continuing operations.  Net sales and income (loss) from discontinued operations (including the net loss on disposal) for the six months ended December 31, 2004:

Six Months Ended December 31, 2004
(In thousands)

Net Sales
MIC	$3,313
VMC	9,093
TriLink	—
$12,406

Income (Loss) From Discontinued Operations
MIC	$(884)
VMC	(732)
TriLink	14
$(1,602)

4.                                      Earnings Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” net income per common share (“Basic EPS”) is computed by dividing net income by the weighted average common shares outstanding.  Net income per common share, assuming dilution (“Diluted EPS”) is computed by dividing net income by the weighted average common shares outstanding plus potential dilution from the exercise of stock options and restricted stock.  As of July 1, 2005, the Company adopted SFAS 123(R) and did not restate prior periods (see note 1 “Accounting for Stock-based Compensation”).  A reconciliation of the denominators of the Basic EPS and Diluted EPS calculations for continuing operations is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
	(In thousands)
Computation of Adjusted Weighted Average Shares Outstanding:
Weighted average shares outstanding	74,875	74,625	74,816	74,536
Add: Effect of dilutive options	1,115	1,685	1,029	1,613
Weighted average shares and common share equivalents used for computation of diluted earnings per common share	75,990	76,310	75,845	76,149

Options to purchase 10.1 million shares at exercise prices ranging between $8.16 and $34.41 per share were not included in the computation of diluted EPS as their effect would have been anti-dilutive, as per the provisions of SFAS 128.

5.                                      Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
	(In thousands)

Net income	$7,774	$5,323	$12,302	$10,939

Accrued pension liability, net of tax	—	—	16	—

Unrealized gain (loss) on interest rate swap agreements, net of tax	13	23	37	21

Foreign currency translation adjustment	(2,795)	5,610	(5,049)	7,064

Total comprehensive income	$4,992	$10,956	$7,306	$18,024

Accumulated other comprehensive income (loss) is as follows:

	Minimum Pension Liability Adjustment (net of tax)	Gain (Loss) on Interest Rate Swap Agreements (net of tax)	Foreign Currency Translation Adjustment	Total (net of tax)
	(In thousands)

Balance, July 1, 2005	$(3,632)	$(75)	$12,727	$9,020
Six months activity	16	37	(5,049)	(4,996)
Balance, December 31, 2005	$(3,616)	$(38)	$7,678	$4,024

6.                                      Inventories

Inventories consist of the following:

	December 31, 2005	June 30, 2005
	(In thousands)

Raw materials	$47,469	$43,158
Work in process	56,321	53,115
Finished goods	22,485	22,633
	$126,275	$118,906

7.                                      Product Warranty

The Company warrants its products against defects in design, materials and workmanship, generally for one year from their date of shipment.  A provision for estimated future costs relating to these warranties is recorded when revenue is recognized and is included in cost of goods sold.

Activity related to the Company’s product warranty liability was as follows:

	Six Months Ended December 31,
	2005	2004
	(In thousands)

Balance at beginning of period	$2,056	$1,702
Provision for warranty obligations	1,780	1,234
Charges incurred	(1,379)	(1,061)
Acquired warranty obligations	—	(194)
Foreign currency impact	(19)	43

Balance at end of period	$2,438	$1,724

8.                                      Defined Benefit Pension Plans

Effective January 1, 1994, the Company established a Supplemental Executive Retirement Plan (the “SERP”) which provides retirement, death and disability benefits to certain of its officers.  On September 3, 2003, the Company acquired MCE, including its defined benefit pension plan (the “MCE Plan”).  The MCE Plan has been frozen since December 31, 1993.

Components of Net Periodic Benefit Cost

	Six Months Ended December 31,
	2005	2004
	(In thousands)

Service cost	$257	$268
Interest cost	495	340
Expected return on plan assets	(73)	(62)
Amortization of net transition (asset) obligation	19	19
Recognized actuarial (gain) loss	225	100
Net periodic benefit cost	$923	$665

The Company previously disclosed in its financial statements for the year ended June 30, 2005, that it expected to contribute $164,000 to its pension plan in the fiscal year ended June 30, 2006.   As of December 31, 2005, $100,000 of the contributions had been made.

Due to the retirement of one of its officers, the Company is required to make payments of $267,000 in the fiscal year ended June 30, 2006, $674,000 in fiscal year ended June 30, 2007 and $628,000 each fiscal year thereafter pursuant to the SERP.  Payments shall cease December 31, 2015 or upon death, whichever is later.

9.             Stock Options and Warrants

The Company has several stock option plans that are described under the caption “Stock Option Plans” in footnote 9 to the consolidated financial statements included in the Company’s June 30, 2005 Securities and Exchange Commission Form 10K.  In November 2005, the shareholders approved an amendment to the 2002 Directors’ Plan to increase the number of shares covered to 1.1 million shares.  Options under all plans shall expire not later than ten years from the date of grant.  As of December 31, 2005, 3.2 million shares of the Company’s Common Stock were reserved and available to be granted pursuant to these plans.

Stock based compensation expense is attributable to the granting, and the remaining requisite service periods, of stock options.  Compensation expense attributable to stock based compensation in the three and six months ended December 31, 2005 was $1.4 million ($860,000 after tax), or $.01 for both basic and diluted earnings per share, and $3.5 million ($2.1 million after tax), or $.03 for both basic and diluted earnings per share, respectively.  As of December 31, 2005, the total unrecognized compensation cost related to nonvested stock awards was $8.0 million and the related weighted average period over which it is expected to be recognized is approximately 2.7 years.

Prior to the Company’s adoption of SFAS No. 123(R), SFAS No. 123 required that the Company provide pro forma information regarding net earnings and net earnings per common share as if compensation cost for the Company’s stock based awards had been determined in accordance with the fair value method prescribed therein.  The Company had previously adopted the disclosure portion of SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure,” requiring quarterly SFAS No. 123 pro forma disclosure.  The pro forma charge for compensation cost related to stock based awards granted was recognized over the service period.  For stock options, the service period represents the period of time between the date of grant and the date each option becomes exercisable without consideration of certain acceleration provisions (e.g., change of control).

The following table illustrates the effect on the net earnings per common share as if the fair value method had been applied to all outstanding awards for the three and six months ended December 31, 2004:

	Three Months Ended December 31, 2004	Six Months Ended December 31, 2004
	(In thousands)

Net income, as reported	$5,323	$10,939
Deduct: Total stock based compensation expense determined under fair value method for all awards, net of related tax effects	(3,189)	(6,475)

Pro forma net income	$2,134	$4,464
Net income per share:
Basic, as reported	$0.07	$0.15

Basic, pro forma	$0.03	$0.06

Diluted, as reported	$0.07	$0.14

Diluted, pro forma	$0.03	$0.06

A summary of the Company’s stock option plans as of December 31, 2005 and changes during the six month period then ended, is presented below:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted-Average Contractual Life Remaining in Years
	(In thousands)		(In thousands)

Outstanding at July 1, 2005	15,384	$11.72
Granted at fair value	313	10.48
Exercised	(276)	6.53
Expired	—	—
Forfeited	(284)	11.72

Outstanding at December 31, 2005	15,137	$11.79	$23,153	5.8

Exercisable at December 31, 2005	13,593	$12.04	$21,148	5.5

(1) The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

The exercise period for all stock options does not exceed ten years from the date of grant.  Stock option grants to individuals generally become exercisable in substantively equal tranches over a service period of up to five years.

The weighted average grant date fair value of stock options granted for the three months ended December 31, 2005 and 2004 was $8.49 and $6.19, respectively.  The weighted average grant date fair value of stock options granted for the six months ended December 31, 2005 and 2004 was $8.30 and $5.91, respectively.  The total intrinsic value of stock options exercised for the three months ended December 31, 2005 and 2004 was $707,000 and $882,000, respectively.  The total intrinsic value of stock options exercised for the six months ended December 31, 2005 and 2004 was $1.1 million and $1.9 million, respectively.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004

Weighted average expected stock price volatility	94%	77%	94%	79%
Weighted average expected option life	6.2 years	3 years	6.2 years	3 years
Average risk free interest rate	4.6%	3.1%	4.5%	3.0%
Average dividend yield	—	—	—	—

Cash received from share option exercises for the three months ended December 31, 2005 and 2004 was $1.5 million and $710,000, respectively.  The cash received from share option exercises for the six months ended December 31, 2005 and 2004 was $1.8 million and $1.5 million, respectively.

The Company recorded credits to additional paid-in capital during the three months ended December 31, 2005 and 2004 of $262,000 and $322,000, respectively, and for the six months ended December 31, 2005 and 2004 of $401,000 and $688,000, respectively, in connection with the actual tax benefit related to compensation deductions on the exercise of stock options in excess of related deferred tax assets.

10.                               Stock Repurchase Program

During fiscal 2005, the Company’s Board of Directors authorized a stock repurchase program of up to 3.0 million shares of its Common Stock, subject to certain limitations imposed by the Company’s lending banks.  Purchases will be made from time to time, depending upon market conditions at prices deemed appropriate by management.  During the six months of fiscal 2006, a total of 15,000 shares were repurchased and retired for $153,000.  As of December 31, 2005, 65,000 shares have been repurchased and retired since the inception of this program for $569,000.

11.                               Contingencies

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

12.                               Business Segments

The Company’s business segments and major products included in each segment, are as follows:

Microelectronic Solutions (“AMS”)

a) Microelectronic Components, Sub-assemblies and Modules

b) Integrated Circuits

c) Motion Control Systems

Test Solutions (“ATS”)

a) Instrument Products and Test Systems

The Company is a manufacturer of advanced technology systems and components for commercial industry, government and defense contractors.  Approximately 30% and 33% of the Company’s sales for the three months ended December 31, 2005 and 2004, and 28% and 33% for the six months ended December 31, 2005 and 2004, respectively, were to agencies of the United States government or to prime defense contractors or subcontractors of the United States government.  No one customer constituted more than 10% of the Company’s sales during any of the periods presented.  Inter-segment sales were not material and have been eliminated from the tables below.

Most of the Company’s operations are located in the United States, however, it also has operations in Europe and Asia.  Each of Aeroflex International Limited, which was acquired in May 2002, RIWS, which was acquired in July 2003, and SPG, which was acquired in May 2005, have significant operations in the United Kingdom.  Specifically, net sales from facilities located in the United Kingdom were approximately $71 million for the six months ended December 31, 2005.  Total assets of the United Kingdom operations were $241 million as of December 31, 2005.

Revenues, based on the customers’ locations, attributed to the United States and other regions are as follows:

	For the Three Months Ended December 31,
	2005	2004
	(In thousands)

United States of America	$82,593	$67,410
Europe and Middle East	31,080	32,118
Asia and Australia	20,216	11,250
Other regions	1,267	1,691
	$135,156	$112,469

	For the Six Months Ended December 31,
	2005	2004
	(In thousands)

United States of America	$158,859	$135,357
Europe and Middle East	60,967	59,341
Asia and Australia	38,495	24,112
Other regions	2,483	2,841
	$260,804	$221,651

Selected financial data by segment is as follows:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2005	2004	2005	2004
	(In thousands)
		(Restated)(1)		(Restated)(2)
Net sales:
Microelectronic solutions	$58,869	$48,954	$113,692	$100,137
Test solutions	76,287	63,515	147,112	121,514
Net sales	$135,156	$112,469	$260,804	$221,651

Segment adjusted operating income (3):
Microelectronic solutions	$15,395	$9,724	$28,924	$20,592
Test solutions	5,900	6,207	10,152	10,899
General corporate expense	(4,145)	(4,368)	(8,112)	(7,908)
	17,150	11,563	30,964	23,583

Amortization of acquired intangibles
• AMS	(533)	(534)	(1,067)	(1,088)
• ATS	(2,900)	(1,508)	(5,822)	(3,013)
Stock based compensation
• AMS	(373)	—	(726)	—
• ATS	(377)	—	(811)	—
• Corporate	(692)	—	(1,921)	—
Current period impact of acquisition related adjustment to inventory - ATS	—	—	(1,088)	—
Operating income (GAAP)	12,275	9,521	19,529	19,482
Interest expense	(147)	(162)	(307)	(422)
Other income (expense), net	661	541	752	965
Income from continuing operations before income taxes	$12,789	$9,900	$19,974	$20,025

(1) Restated for the transfer of the Motion Control Systems business from ATS to AMS. Sales and operating income (loss) for the Motion Control Systems business was $3.7 million and $256,000, respectively for the three months ended December 31, 2004.

(2) Restated for the transfer of the Motion Control Systems business from ATS to AMS. Sales and operating income (loss) for the Motion Control Systems business was $7.5 million and and $18,000, respectively for the six months ended December 31, 2004.

(3) Management evaluates the operating results of the two segments based upon pre-tax operating income, before costs related to amortization of acquired intangibles, stock based compensation and the impact of any acquisition related adjustments to inventory.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Three Months ended December 31, 2005 Compared to Three Months Ended December 31, 2004

Net Sales.  Net sales increased 20% to $135.2 million for the three months ended December 31, 2005 from $112.5 million for the three months ended December 31, 2004.  Net sales in the microelectronic solutions (“AMS”) segment increased 20% to $58.9 million for the three months ended December 31, 2005 from $49.0 million for the three months ended December 31, 2004 primarily as a result of increased sales volume of our integrated circuits, microelectronic modules and components businesses.   Net sales in the test solutions (“ATS”) segment increased 20% to $76.3 million for the three months ended December 31, 2005 from $63.5 million for the three months ended December 31, 2004 as a result of the addition of sales from our fiscal 2005 acquisitions of JcAIR and SPG and increased sales volume of frequency synthesizers offset, in part, by reduced sales of wireless test solutions.

Gross Profit.  Gross profit equals net sales less cost of sales.  Cost of sales includes materials, direct labor and overhead expenses such as engineering labor, fringe benefits, allocable occupancy costs, depreciation and manufacturing supplies.

Three Months Ended December 31,	AMS	% of sales	ATS	% of sales	Total	% of sales
(In thousands, except percentages)
2005	$30,202	51.3%	$34,352	45.0%	$64,554	47.8%
2004	23,791	48.6%	29,690	46.7%	53,481	47.6%

Gross profit increased $6.4 million, or 27%, in the AMS segment primarily due to the increased sales volume and increased margin percentages.  Margin percentages increased 2.7% to 51.3% primarily due to operating efficiencies realized on higher volume in our integrated circuits and microelectronic module businesses.

Gross profit increased $4.7 million, or 16%, in the ATS segment primarily as a result of the increased sales volume offset, in part, by reduced margin percentages.  Margin percentages decreased 1.7% to 45.0% primarily due to the lower margin of JcAIR’s avionics products and decreased margins in wireless test solutions, as fixed costs were spread over lower sales, partially offset by the higher SPG margins.

Selling, General and Administrative Costs.  Selling, general and administrative costs include office and management salaries, fringe benefits, commissions, insurance and professional fees.

Three Months Ended December 31,	AMS	% of sales	ATS	% of sales	Corporate	Total	% of sales
(In thousands, except percentages)
2005	$9,633	16.4%	$16,086	21.1%	$4,837	$30,556	22.6%
2004	8,146	16.6%	14,205	22.4%	4,368	26,719	23.8%

Selling, general and administrative costs increased by $1.5 million, or 18%, in the AMS segment primarily due to general increases in expenses related to the increase in sales and the recognition of stock based compensation of $345,000.  Stock based compensation was initially recognized as an expense as of July 1, 2005 pursuant to SFAS 123(R).  Selling, general and administrative costs increased by $1.9 million, or 13%, in the ATS segment primarily as a result of our fiscal 2005 fourth quarter acquisitions of JcAIR and SPG and stock based compensation of $222,000.  Corporate selling, general and administrative expenses increased by $469,000 primarily due to stock based compensation.

Research and Development Costs.  Research and development costs include material, engineering labor and allocated overhead.

Three Months Ended December 31,	AMS	% of sales	ATS	% of sales	Total	% of sales
(In thousands, except percentages)
2005	$5,546	9.4%	$12,744	16.7%	$18,290	13.5%
2004	5,921	12.1%	9,278	14.6%	15,199	13.5%

Self funded research and development costs decreased $375,000, or 6%, in the AMS segment primarily due to the timing of available resources allocated to support increased revenue.  Research and development costs increased $3.5 million, or 37%, in the ATS segment mainly due to the acquisition of SPG which spent $2.4 million in the quarter ended December 31, 2005 and a $1.0 million increase in our radar systems business primarily for the development of a radar tracking system.  We expect the development of the radar tracking system to be substantially complete in fiscal year 2006.

Amortization of Acquired Intangibles.  Amortization increased $1.4 million, or 68%, primarily due to the acquisitions of JcAIR and SPG.

Other Income (Expense).  Interest expense decreased $15,000 to $147,000 for the three months ended December 31, 2005 from $162,000 for the three months ended December 31, 2004 due to lower outstanding debt.  Other income of $661,000 for the three months ended December 31, 2005 consisted primarily of a favorable building lease termination gain of $459,000 and interest income of $249,000.  Other income of $541,000 for the three months ended December 31, 2004 consisted primarily of interest income of $470,000.  The decline in interest income was due to the lower balances in cash, cash equivalents and marketable securities due to our fourth quarter 2005 acquisitions.

Provision for Income Taxes.  The income tax provision was $5.0 million (an effective income tax rate of 39.2%) for the three months ended December 31, 2005 and $3.8 million (an effective income tax rate of 38.0%) for the three months ended December 31, 2004.  The effective income tax rate for the two periods differed from the amount computed by applying the U.S. Federal income tax rate to income before income taxes primarily due to foreign, state and local income taxes, and, for the three months ended December 31, 2005, a state rate change and a tax audit adjustment, both of which were fully reflected in the current quarter.  We anticipate the rate to be 37% for the balance of the year.

Income from Continuing Operations.  The income from continuing operations for the three months ended December 31, 2005 was $7.8 million, or 5.8% of sales, versus $6.1 million, or 5.5% of sales, for the three months ended December 31, 2004.  The three months ended December 31, 2005, reflect additional intangible amortization expense of $1.4 million due to our fourth quarter 2005 acquisitions and stock based compensation expense of $1.4 million not required to be recognized in the prior year.

Six Months ended December 31, 2005 Compared to Six Months Ended December 31, 2004

Net Sales.  Net sales increased 18% to $260.8 million for the six months ended December 31, 2005 from $221.7 million for the six months ended December 31, 2004.  Net sales in the AMS segment increased 14% to $113.7 million for the six months ended December 31, 2005 from $100.1 million for the six months ended December 30, 2004 as a result of increased sales volume of our integrated circuits, microelectronic modules and components businesses.   Net sales in the ATS segment increased 21% to $147.1 million for the six months ended December 31, 2005 from $121.5 million for the six months ended December 31, 2004 as a result of the addition of sales from our fiscal 2005 acquisitions of JcAIR and SPG and increased sales volume of communication test products offset, in part, by reduced sales of wireless test solutions.

Gross Profit.

Six Months Ended December 31,	AMS	% of sales	ATS	% of sales	Total	% of sales
(In thousands, except percentages)
2005	$58,203	51.2%	$65,277	44.4%	$123,480	47.3%
2004	48,209	48.1%	56,603	46.6%	104,812	47.3%

AMS gross profit increased approximately $10 million, or 21%, due to the increased sales volume and increased margin percentages.   Margin percentages increased 3.1% to 51.2% largely due to operating efficiencies realized on higher volume and a favorable product mix in our integrated circuits and microelectronic modules businesses.

ATS gross profit increased $8.7 million, or 15%, due to the increased sales volume offset, in part, by reduced margins.  Margin percentages decreased 2.2% to 44.4% primarily due to the lower margins on JcAIR’s avionics products and decreased margins in wireless test solutions, as fixed costs were spread over lower sales, partially offset by higher SPG margin percentages.

Selling, General and Administrative Costs.

Six Months Ended December 31,	AMS	% of sales	ATS	% of sales	Corporate	Total	% of sales
(In thousands, except percentages)
2005	$18,385	16.2%	$32,390	22.0%	$10,033	$60,808	23.3%
2004	16,585	16.6%	26,993	22.2%	7,908	51,486	23.2%

Selling, general and administrative costs increased by $1.8 million, or 11%, in the AMS segment primarily due to general increases in expenses related to the increase in sales and the recognition of stock based compensation of $669,000.  Selling, general and administrative costs increased by $5.4 million, or 20% in the ATS segment primarily as a result of our fiscal 2005 fourth quarter acquisitions of JcAIR and SPG and stock based compensation of $497,000.  Corporate selling, general and administrative expenses increased by $2.1 million primarily due to stock based compensation.

Research and Development Costs.

Six Months Ended December 31,	AMS	% of sales	ATS	% of sales	Total	% of sales
(In thousands, except percentages)
2005	$11,620	10.2%	$24,634	16.7%	$36,254	13.9%
2004	11,032	11.0%	18,711	15.4%	29,743	13.4%

Self funded research and development costs increased $588,000, or 5%, in the AMS segment primarily due to development of integrated circuit products.  Research and development increased $5.9 million, or 32%, in the ATS segment primarily due to the addition of the expense of SPG of $5.3 million and a $1.4 million increase in our radar systems business, primarily for the development of a radar tracking system, partially offset by reduced development expenses relating to wireless test solutions of $945.000.

Amortization of Acquired Intangibles.  Amortization increased $2.8 million, or 68%, primarily due to the acquisitions of JcAIR and SPG in the fourth quarter of fiscal 2005.

Other Income (Expense).   Interest expense decreased to $307,000 for the six months ended December 31, 2005 from $422,000 for the six months ended December 31, 2004 due to lower outstanding debt.  Other income of $752,000 for the six months ended December 31, 2005 consisted primarily of interest income of $337,000 and a favorable building lease termination gain of $459,000.  Other income of $965,000 for the six months ended December 31, 2004 consisted primarily of interest income of $819,000.   The decline in interest income was due to the lower balances in cash, cash equivalents and marketable securities due to our fourth quarter fiscal 2005 acquisitions.

Provision for Income Taxes.  The income tax provision was $7.7 million (an effective income tax rate of 38.4%) for the six months ended December 31, 2005 and $7.5 million (an effective income tax rate of 37.4%) for the six months ended December 31, 2004.  The effective income tax rate for the two periods differed from the amount computed by applying the U.S. Federal income tax rate to income before income taxes primarily due to foreign, state and local income taxes, and, for the six months ended December 31, 2005, a state rate change and a tax audit adjustment, both of which were fully reflected in the current period.  We anticipate the rate to be 37% for the balance of the year.

Income from Continuing Operations.  The income from continuing operations for the six months ended December 31, 2005 was $12.3 million, or 4.7% of sales, versus $12.5 million, or 5.7% of sales, for the six months ended December 31, 2004.  The decline in income as a percentage of sales reflects the additional intangible amortization expense of $2.8 million due to our fourth quarter fiscal 2005 acquisitions and stock based compensation expense of $3.5 million, not required to be recognized in the prior year.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements other than letters of credit totaling $10.4 million to guarantee our performance under certain government contracts.

Liquidity and Capital Resources

As of December 31, 2005, we had $180 million in working capital and our current ratio was 2.7 to 1.  The Company’s available unused line of credit under a $50 million revolving credit facility that expires February 2007 is approximately $39.6 million at December 31, 2005, after consideration of letters of credit.  The facility continued the mortgage on our Plainview property for $2.3 million and is secured by the pledge of the stock of certain of our subsidiaries.  The interest rate on revolving credit borrowings under this agreement is at various rates depending upon certain financial ratios, with the current rate substantially equivalent to LIBOR plus 1% (5.4% at December 31, 2005).  The mortgage is payable in monthly installments of approximately $26,000 through March 2008 and a balloon payment of $1.6 million in April 2008.  We have entered into interest rate swap agreements for the outstanding amount under the mortgage agreement at approximately 7.6% in order to reduce the interest rate risk associated with these borrowings. The fair market value of the interest rate swap agreements was $60,000 as of December 31, 2005 in favor of the banks.  If this mortgage was prepaid, although the Company has no intention of doing so, the $60,000 would be charged to the statement of operations at that time.

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

In January 2006, we entered into a non binding commitment to replace our existing $50 million revolving credit facility with a new five year, $100 million revolving credit facility that includes a $50 million expansion feature.  While we anticipate that the new loan will close in March 2006, there can be no assurances it will.

On July 31, 2003, we acquired the Racal Instruments Wireless Solutions Group (“RIWS”) for cash of $38 million and a deferred payment of up to $16.5 million in either cash or Aeroflex common stock, at our option, depending on RIWS achieving certain performance goals for the year ending July 31, 2004.  Although we believe that the performance goals have not been met, the determination is not final.

On May 23, 2005, we acquired SPG for $84 million in cash and a contingent payment of up to $4 million in cash depending on SPG achieving certain performance goals for the year ending June 30, 2006.

For the six months ended December 31, 2005, our operations provided cash from continuing operations of $14.8 million, our investing activities used cash of $14.4 million, primarily for capital expenditures and the purchase of marketable securities, (net of sales) and our financing activities provided cash of $1.9 million, primarily due to the proceeds from stock option exercises.

We believe our cash, cash equivalents and marketable securities coupled with internally generated funds and available lines of credit will be sufficient for our working capital requirements, capital expenditure needs and the servicing of our debt for the foreseeable future.  One of our pension plans currently is unfunded, but is expected to be funded from the cash surrender value of life insurance policies that are being held in a rabbi trust.  We do not believe that the amount of the pension obligations remaining after application of such policy proceeds will be material.  Our cash, cash equivalents and marketable securities coupled with our available lines of credit, are available to fund acquisitions and other potential large cash needs that may arise.

The following table summarizes, as of December 31, 2005, our obligations and commitments to make future payments under debt, operating lease and employment agreements:

	Payments due by period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In thousands)

Long-term debt	$4,632	$628	$2,593	$666	$745
Operating leases	34,832	8,009	10,616	5,233	10,974
Employment consulting and contracts	7,696	3,053	3,456	1,187	—
Total	$47,160	$11,690	$16,665	$7,086	$11,719

The operating lease commitments shown in the above table have not been reduced by future minimum sub-lease rentals of $15.0 million.

In the normal course of business, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment.  None of these obligations are individually significant.  We do not expect that these commitments, as of December 31, 2005, will have a material adverse affect on our liquidity.

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

Revenue and Cost Recognition Under Long-Term Contracts

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered (except as described below), the selling price is fixed or determinable and collectibility of the resulting receivable is reasonably assured.

For arrangements other than certain long-term contracts, revenue (including shipping and handling fees) is recognized when products are shipped and title has passed to the customer.  If title does not pass until the product reaches the customer’s delivery site, then recognition of the revenue is deferred until that time.  Revenues associated with certain long-term contracts are recognized in accordance with Statement of Position No. 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”).  Under SOP 81-1, we use the percentage-of-completion method, whereby revenues and associated costs are recognized as work on a contract progresses.  We measure the extent of progress toward completion generally based upon one of the following methods (based upon an assessment of which method most closely aligns to the underlying earnings process): (i) the units-of-delivery method, (ii) the cost-to-cost method, using the ratio of contract costs incurred as a percentage of total estimated costs at contract completion (based upon engineering and production estimates), or (iii) the achievement of contractual milestones.  Provisions for anticipated losses or revisions in estimated profits on contracts-in-process are recorded in the period in which such anticipated losses or revisions become evident.  Revenue from sales of products where software is other than incidental to their performance, including related software support and maintenance contracts is recognized in accordance with SOP-97-2, “Software Revenue Recognition.”

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

Stock Based Compensation

With the adoption of SFAS No. 123(R) on July 1, 2005, we are required to record the fair value of stock based compensation awards as an expense.  In order to determine the fair value of stock options on the date of grant, the Company utilizes the Black-Scholes option-pricing model.  Inherent in this model are assumptions related to expected stock price volatility, option life, risk-free interest rate and dividend yield.  While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock price volatility and option life assumptions require a greater level of judgment which makes them critical accounting estimates.

Recently Issued Accounting Standards Not Yet Adopted

In May 2005, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections,” (“SFAS No. 154”) which establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle.  The statement provides guidance for determining whether retrospective application of a change in accounting principle is impracticable.  The statement also addresses the reporting of a correction of an error by restating previously issued financial statements.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The adoption of this statement is not expected to have any effect on our consolidated financial statements.

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

In the event that certain of our customers encounter financial difficulties and fail to pay us, it could adversely affect our results of operations and financial condition.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates and to foreign currency exchange rates.  Most of our debt is at fixed rates of interest or at a variable rate with an interest rate swap agreement which effectively converts the variable rate debt into fixed rate debt.  Therefore, if market interest rates increase by 10% from levels at December 31, 2005, the effect on our net income as well as the fair value of our swap would be insignificant.  Most of our invested cash, cash equivalents and marketable securities are at variable rates of interest.  If market interest rates decrease by 10 percent from levels at December 31, 2005, the effect on our net income would be insignificant.  If foreign currency exchange rates (primarily the British Pound and the Euro) change by 10% from levels at December 31, 2005, the effect on our other comprehensive income would be approximately $17.9 million.  Foreign currency contracts are used to protect us from short-term fluctuations in exchange rates principally related to outstanding trade receivables.  We periodically enter into foreign currency contracts, which are not designated as hedges, and the change in fair value is included in income currently, within other income (expense).  As of December 31, 2005, we had $2.1 million of notional value foreign currency forward contracts maturing through March 2006.  Notional amounts do not quantify risk or represent assets or liabilities, but are used in the calculation of cash settlements under the contracts.  The fair value of these contracts at December 31, 2005 was $34,000 less than the notional value.

ITEM 4 – CONTROLS AND PROCEDURES

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the six months ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AEROFLEX INCORPORATED

AND SUBSIDIARIES

PART II – OTHER INFORMATION

Item 1                Legal Proceedings

Not applicable.

Item 1A.   Risk Factors

Not applicable.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of equity securities (1)
			Total Number of Shares Purchased as Part of	Maximum Number of Shares that May Yet be
Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Publicly Announced Plans or Programs	Purchased under the Plans or Programs

October 2005	0	—	55,000	2,945,000
November 2005	5,000	$10.69	60,000	2,940,000
December 2005	5,000	$10.90	65,000	2,935,000

(1)               For description of plans, see Note 10 to the Unaudited Condensed Consolidated Financial Statements.

(2)               All purchases were made in open market transactions. Our 3.0 million share stock buyback program has been in effect since May 23, 2005. There is no time limit on the repurchases to be made under the Plan.

Item 3.             Defaults upon Senior Securities

 None

Item 4.  Submission of Matters to a Vote of Security Holders

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The Registrant held its Annual Meeting of Stockholders on November 10, 2005.

(b)	Not applicable.

(c)	(1)

Three directors were elected at the Annual Meeting to serve until the Annual Meeting of Stockholders in 2008. The names of these directors and votes cast in favor of their election and shares withheld are as follows:

Name	Votes For	Votes Withheld

John F. Benedik	54,610,326	4,263,248

Ernest E. Courchene	53,601,223	5,272,351

Barton D. Strong	56,216,685	2,656,889

(2)	The Stockholders approved to amend the 2002 Outside Directors’ Stock Option Plan to increase the number of shares available for grant from 500,000 to 1,100,000.

Votes for: 46,512,860;	Votes against: 12,197,119;	Abstentions: 163,595

Item 5.             Other Information

None

Item 6.             Exhibits

Exhibits

10.1

Employment Agreement between Aeroflex Incorporated and John Adamovich, Jr., dated November 9, 2005 (incorporated by reference on Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2005).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Operating Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.4	Certification of Principal Accounting Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEROFLEX INCORPORATED
(REGISTRANT)

February 9, 2006	By:	/s/John Adamovich, Jr.
John Adamovich, Jr.
Sr. Vice President and
Chief Financial Officer

EXHIBIT INDEX

10.1

Employment Agreement between Aeroflex Incorporated and John Adamovich, Jr., dated November 9, 2005 (incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2005)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Operating Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.4	Certification of Principal Accounting Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.