Form 10-Q
period 2006-03-31
AEROFLEX INC
filed 2006-05-10
CIK 2601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended	March 31, 2006
Commission File Number 000-02324

AEROFLEX INCORPORATED

(Exact name of Registrant as specified in its Charter)

DELAWARE	11-1974412
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

35 South Service Road
P.O. Box 6022
Plainview, N.Y.	11803-0622
(Address of principal executive offices)	(Zip Code)

(516) 694-6700

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

May 9, 2006	75,192,455

(Date)	(Number of Shares)

AEROFLEX INCORPORATED

AND SUBSIDIARIES

INDEX

PART I:	FINANCIAL INFORMATION

Item 1 -	UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2006 and June 30, 2005

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
Three Months Ended March 31, 2006 and 2005

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
Nine Months Ended March 31, 2006 and 2005

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended March 31, 2006 and 2005

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Item 2 -	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Three and Nine Months Ended March 31, 2006 and 2005

Item 3 -	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 4 -	CONTROLS AND PROCEDURES

PART II:	OTHER INFORMATION

Item 1 -	LEGAL PROCEEDINGS

Item 1A-	RISK FACTORS

Item 2 -	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Item 3 -	DEFAULTS UPON SENIOR SECURITIES

Item 4 -	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 5 -	OTHER INFORMATION

Item 6 -	EXHIBITS

SIGNATURES

EXHIBIT INDEX

CERTIFICATIONS

Aeroflex Incorporated
and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
(In thousands)

	March 31,	June 30,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$15,636	$12,974
Marketable securities	18,588	—
Accounts receivable, less allowance for doubtful accounts of $1,483 and $1,210	103,796	101,317
Inventories	129,594	118,906
Deferred income taxes	20,255	18,499
Prepaid expenses and other current assets	11,018	11,107
Total current assets	298,887	262,803

Property, plant and equipment, net	75,387	78,195
Other assets	13,807	13,537
Intangible assets with definite lives, net	55,882	67,266
Goodwill	164,277	168,048

Total assets	$608,240	$589,849

See notes to unaudited condensed consolidated financial statements

Aeroflex Incorporated
and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
(continued)
(In thousands, except per share data)

	March 31,	June 30,
	2006	2005
Liabilities and Stockholders’ Equity

Current liabilities:
Current portion of long-term debt	$618	$634
Accounts payable	29,023	35,907
Advance payments by customers	22,943	15,183
Income taxes payable	1,697	3,657
Accrued payroll expenses	17,536	15,222
Accrued expenses and other current liabilities	29,638	30,451
Total current liabilities	101,455	101,054

Long-term debt	3,923	4,190
Deferred income taxes	13,711	17,146
Other long-term liabilities	20,236	23,479
Total liabilities	139,325	145,869

Stockholders’ equity:
Preferred stock, par value $.10 per share; authorized 1,000 shares Series A Junior Participating Preferred Stock, par value $.10 per share, authorized 110; none issued	—	—
Common stock, par value $.10 per share; authorized 110,000 shares; issued 75,159 and 74,618 shares	7,516	7,462
Additional paid-in capital	381,987	372,666
Accumulated other comprehensive income	4,517	9,020
Retained earnings	74,895	54,846
	468,915	443,994

Less: Treasury stock, at cost (4 shares)	—	14

Total stockholders’ equity	468,915	443,980

Total liabilities and stockholders’ equity	$608,240	$589,849

See notes to unaudited condensed consolidated financial statements

Aeroflex Incorporated
and Subsidiaries
Unaudited Condensed Consolidated Statements of Earnings
(In thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
Net sales	$140,527	$113,755
Cost of sales (including restructuring charges of $259 and $0)	73,461	59,963
Gross profit	67,066	53,792

Selling, general and administrative costs (including restructuring charges of $920 and $1,678)	30,863	30,110
Research and development costs	20,488	15,379
Amortization of acquired intangibles	3,440	2,063
	54,791	47,552
Operating income	12,275	6,240

Other income (expense)
Interest expense	(144)	(316)
Other income (expense)	586	406
Total other income (expense)	442	90

Income from continuing operations before income taxes	12,717	6,330
Provision for income taxes	4,971	2,464
Income from continuing operations	7,746	3,866

Discontinued operations
Income (loss) from discontinued operations, net of tax provision (benefit) of $0 and $(66)	—	4
Income (loss) on disposal of operations, net of tax provision (benefit) of $0 and $574	—	102
Income (loss) from discontinued operations, net of tax	—	106
Net income	$7,746	$3,972

Income per common share:
Basic
Continuing operations	$0.10	$0.05
Discontinued operations	—	—
Net income	$0.10	$0.05

Diluted
Continuing operations	$0.10	$0.05
Discontinued operations	—	—
Net income	$0.10	$0.05

Weighted average number of common shares outstanding:
Basic	75,133	74,714
Diluted	77,230	75,842

See notes to unaudited condensed consolidated financial statements

Aeroflex Incorporated
and Subsidiaries
Unaudited Condensed Consolidated Statements of Earnings
(In thousands, except per share data)

	Nine Months Ended March 31,
	2006	2005
Net sales	$401,332	335,406
Cost of sales (including restructuring charges of $259 and $0)	210,785	176,802
Gross profit	190,547	158,604

Selling, general and administrative costs (including restructuring charges of $920 and $1,678)	91,672	81,597
Research and development costs	56,742	45,122
Amortization of acquired intangibles	10,329	6,164
	158,743	132,883
Operating income	31,804	25,721

Other income (expense)
Interest expense	(451)	(738)
Other income (expense)	1,338	1,371
Total other income (expense)	887	633

Income from continuing operations before income taxes	32,691	26,354
Provision for income taxes	12,642	9,947
Income from continuing operations	20,049	16,407

Discontinued operations
Income (loss) from discontinued operations, net of tax provision (benefit) of $0 and $(319)	—	(538)
Income (loss) on disposal of operations, net of tax provision (benefit) of $0 and $574	—	(958)
Income (loss) from discontinued operations, net of tax	—	(1,496)
Net income	$20,049	14,911

Income (loss) per common share:
Basic
Continuing operations	$0.27	0.22
Discontinued operations	—	(0.02)
Net income	$0.27	0.20

Diluted
Continuing operations	$0.26	0.22
Discontinued operations	—	(0.02)
Net income	$0.26	0.20

Weighted average number of common shares outstanding:
Basic	74,922	74,595
Diluted	76,306	76,047

See notes to unaudited condensed consolidated financial statements

AEROFLEX INCORPORATED
AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended March 31,
	2006	2005

Cash flows from operating activities:
Net income	$20,049	$14,911
Loss from discontinued operations	—	1,496
Income from continuing operations	20,049	16,407
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	22,780	17,592
Deferred income taxes	(4,966)	(1,222)
Non - cash share based compensation	5,011	—
Excess tax benefits from stock based compensation arrangements	(1,167)	—
Other, net	411	(256)
Change in operating assets and liabilities, net of effects from purchases of businesses:
Decrease (increase) in accounts receivable	(3,698)	6,568
Decrease (increase) in inventories	(10,692)	(16,454)
Decrease (increase) in prepaid expenses and other assets	185	(1,677)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(1,941)	7,944

Net cash provided by (used in) continuing operations	25,972	28,902
Net cash provided by (used in) discontinued operations	—	(1,127)
Net cash provided by operating activities	25,972	27,775

Cash flows from investing activities:
Capital expenditures	(10,577)	(11,163)
Purchase of marketable securities	(205,669)	(514,978)
Sale of marketable securities	187,081	397,190
Preacquisition tax refund received	1,232	—
Other, net	130	11

Net cash provided by (used in) continuing operations	(27,803)	(128,940)
Net cash provided by (used in) discontinued operations	—	14,186
Net cash provided by (used in) investing activities	(27,803)	(114,754)

Cash flows from financing activities:
Purchase of treasury stock	(283)	—
Borrowings under debt agreements	—	37
Debt repayments	(283)	(5,045)
Bank loan transaction costs	(308)	—
Excess tax benefits from share based compensation arrangements	1,167	—
Proceeds from the exercise of stock options	3,494	1,548
Withholding taxes paid for stock options	(895)	(220)
Withholding taxes collected for stock options	895	220
Net cash provided by (used in) financing activities	3,787	(3,460)
Effect of exchange rate changes on cash and cash equivalents	706	123

Net increase (decrease) in cash and cash equivalents	2,662	(90,316)
Cash and cash equivalents at beginning of period	12,974	98,502
Cash and cash equivalents at end of period	$15,636	$8,186

See notes to unaudited condensed consolidated financial statements

AEROFLEX INCORPORATED
AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation

The condensed consolidated financial statements of Aeroflex Incorporated and Subsidiaries (the “Company”) presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company’s June 30, 2005 annual report to shareholders.

Results of operations for the three and nine month periods are not necessarily indicative of results of operations for the corresponding full fiscal years.

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

Financial Instruments and Derivatives

Foreign currency contracts are used to protect the Company from fluctuations in exchange rates. The Company entered into foreign currency contracts, which are not designated as hedges, and the change in fair value is included in income currently, within other income (expense). As of March 31, 2006, the Company had $2.0 million of notional value foreign currency forward contracts maturing through June 2006. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts. The fair value of these contracts at March 31, 2006 was $38,000 less than the notional value.

The Company accounts for its interest rate swap derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Hedging Activities.”  This statement requires  derivatives to be recorded on the balance sheet as assets or liabilities at their fair value. The Company’s derivatives are designated as cash flow hedges under SFAS No. 133, with changes in the fair value of such derivatives being recorded as components of other comprehensive income. For derivatives that are deemed ineffective, the changes are recorded as gains or losses in other income (expense).

Marketable Securities

Marketable securities are classified as available-for-sale and are recorded at fair market value with unrealized gains and losses, net of taxes, reported as a separate component of shareholders’ equity. Realized gains and losses and declines in market value judged to be other than temporary, of which there were none, for the three months and nine months ended March 31, 2006 are included in other income. Interest and dividends are also included in other income. Marketable securities consist solely of auction rate bonds.

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

Effective July 1, 2005, the Company adopted SFAS No. 123(R), “Stock-Based Payment” (“SFAS No. 123(R)”). This statement replaces SFAS No. 123, “Accounting for Stock-based Compensation”  and supersedes APB No. 25. SFAS No. 123(R) requires that all stock based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. This statement was adopted using the modified prospective method, which requires us to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share based awards, expense is also recognized to reflect the remaining service period of outstanding awards that had been included in pro forma disclosures in prior periods. SFAS No. 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows. The adoption of this pronouncement resulted in compensation expense of $1.6 million and $5.0 million for the three and nine months ended March 31, 2006, respectively, as well as cash flows from financing activities of $1.2 million for nine months ended March 31, 2006 which reduced cash flows from operating activities by the same amount.

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

In November 2005, the FASB published FSP No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Stock-Based Payment Awards,” to provide an alternative transition method for accounting for the tax effects of share-based payment awards to employees. The FASB learned, subsequent to adoption of SFAS No. 123(R), that a number of constituents did not have the information necessary to comply with the transition requirements of SFAS No. 123(R), and has provided an elective alternative transition method in FSP No. FAS 123(R)-3. Entities can choose to follow either the transition guidance of SFAS No. 123(R) or the alternative transition method described in FSP No. FAS 123(R)-3. The guidance in FSP No. FAS 123(R)-3 became effective upon publication. The Company has applied the principles originally set forth in SFAS No. 123(R). Therefore the guidance set forth in this FSP will not be applicable to the Company.

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

The Company evaluated the acquired tangible and identifiable intangible assets to serve as a basis for allocation of the purchase price. The Company allocated the purchase price, including the acquisition costs of approximately $445,000, based on the estimated fair value of the assets acquired and liabilities assumed as follows:

In thousands
Current assets (excluding cash of $568,000)	$9,897
Property, plant and equipment	1,525
Developed technology	12,000
Customer related intangibles	1,100
Goodwill	20,422
In-process research and development	200
Total assets acquired	45,144
Current liabilities	(5,898)
Deferred taxes	(4,369)
Total liabilities assumed	(10,267)
Net assets acquired	$34,877

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

The Company evaluated the acquired tangible and identifiable intangible assets to serve as a basis for allocation of the purchase price. The Company allocated the purchase price, including the acquisition costs of approximately $3.0 million, based on the estimated fair value of the assets acquired and liabilities assumed as follows:

In thousands
Current assets (excluding cash of $4.0 million)	$5,320
Property, plant and equipment	2,283
Developed technology	21,000
Customer related intangibles	750
Goodwill	64,083
In-process research and development	2,800
Total assets acquired	96,236
Current liabilities	(5,794)
Deferred taxes	(7,026)
Other long term liabilities	(468)
Total liabilities assumed	(13,288)
Net assets acquired	$82,948

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

Summarized below are the unaudited pro forma results of operations of the Company as if JcAIR and SPG had been acquired at the beginning of the nine month period presented. The in-process research and development write-offs for JcAIR and SPG have been excluded from the March 31, 2005 pro forma income in order to provide comparability to the respective historical period.

Pro Forma Nine Months Ended March 31, 2005
(In thousands, except per share data)
Net sales	$383,905
Net income	$24,508
Net income per share
Basic	$0.33
Diluted	$0.32

The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisitions taken place at the beginning of the nine month period presented or of future operating results of the combined companies.

Intangibles with Definite Lives

The components of amortizable intangible assets are as follows:

	As of March 31, 2006
	(In thousands)
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Existing technology	$80,814	$29,174	$51,640
Tradenames	2,315	1,860	455
Customer related intangibles	6,161	2,374	3,787
Total	$89,290	$33,408	$55,882

The aggregate amortization expense for amortized intangible assets was $3.4 million and $2.1 million for the three months ended March 31, 2006 and 2005, respectively, and $10.3 million and $6.2 million for the nine months ended March 31, 2006 and 2005, respectively.

The estimated aggregate amortization expense for each of the twelve month periods ending March 31, is as follows:

(In thousands)
2007	$12,352
2008	11,627
2009	9,241
2010	8,116
2011	4,246

Goodwill

The carrying amount of goodwill is as follows:

	Balance as of July 1, 2005	Adjustment (Note a)	Effect of Foreign Currency	Balance as of March 31, 2006
Microelectronic solutions segment	$46,688	$—	$—	$46,688
Test solutions segment	121,360	(1,257)	(2,514)	117,589
Total	$168,048	$(1,257)	$(2,514)	$164,277

Note a-               This adjustment to goodwill is primarily the result of a tax refund received by Aeroflex International Ltd., which pertains to a pre-acquisition tax period.

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

In September 2004, the Company sold the stock of MIC for $8.8 million and recorded an additional net loss on disposal of $1.3 million ($1.3 million, net of tax). Since the sale of the stock created a capital loss for tax purposes and the Company had no current capital gains to offset it, the Company recorded a full valuation allowance against the tax benefit. Under the terms of the sale agreements, the Company had retained certain liabilities relating to potential adverse environmental conditions that may exist as of the date of sale, litigation pending against MIC as of the date of sale and product defects in products designed, developed, manufactured or sold by MIC prior to the sale date which result in a recall, withdrawal or market suspension of the product or result in injury to persons or property. Management believes these contingencies will not have a material adverse effect on the Company’s consolidated financial statements.

In June 2004, the Board of Directors of the Company approved a formal plan to divest the Company’s shock and vibration control device manufacturing business (“VMC”) and to seek a strategic buyer. This operation had previously comprised the Isolator Products segment. In March 2005, the Company sold the net assets of VMC for $8.4 million in cash. The Company recorded an $860,000 ($505,000 net of tax) gain on disposition. Under the terms of the sale agreements, the Company has retained certain liabilities relating to adverse environmental conditions that currently exist at the premises occupied by VMC, litigation pending against VMC as of the date of sale, and to the extent covered by insurance, for product liability for products sold prior to the closing date. The Company has recorded a reserve for the estimated remediation costs related to adverse environmental conditions that existed at the VMC premises when it was sold.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, these business units and TriLink (which was discontinued in December 2002) have been reported as discontinued operations and, accordingly, income and losses from operations and the net loss on disposal have been reported separately from continuing operations. Net sales and income (loss) from discontinued operations (including the net loss on disposal) for the nine months ended March 31, 2005:

Nine Months Ended
March 31, 2005
(In thousands)
Net Sales
MIC	$3,313
VMC	12,406
TriLink	—
$15,719

Income (Loss) From Discontinued Operations
MIC	$(1,081)
VMC	(429)
TriLink	14
$(1,496)

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
	(In thousands)
Computation of Adjusted Weighted Average Shares Outstanding:
Weighted average shares outstanding	75,133	74,714	74,922	74,595
Add: Effect of dilutive options	2,097	1,128	1,384	1,452
Weighted average shares and common share equivalents used for computation of diluted earnings per common share	77,230	75,842	76,306	76,047

Options to purchase 7.1 million shares at exercise prices ranging between $9.22 and $34.41 per share were not included in the computation of diluted EPS as their effect would have been anti-dilutive, as per the provisions of SFAS No. 128.

5.                                      Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
	(In thousands)

Net income	$7,746	$3,972	$20,049	$14,911

Accrued pension liability, net of tax		—	16	—

Unrealized gain (loss) on interest rate swap agreements, net of tax	15	37	52	57

Foreign currency translation adjustment	478	(1,894)	(4,571)	5,170

Total comprehensive income	$8,239	$2,115	$15,546	$20,138

Accumulated other comprehensive income (loss) is as follows:

	Minimum	Gain (Loss)
	Pension	on Interest	Foreign
	Liability	Rate Swap	Currency
	Adjustment	Agreements	Translation	Total
	(net of tax)	(net of tax)	Adjustment	(net of tax)
	(In thousands)

Balance, July 1, 2005	$(3,632)	$(75)	$12,727	$9,020
Nine months activity	16	52	(4,571)	(4,503)
Balance, March 31, 2006	$(3,616)	$(23)	$8,156	$4,517

6.                                      Inventories

Inventories consist of the following:

	March 31,	June 30,
	2006	2005
	(In thousands)

Raw materials	$46,398	$43,158
Work in process	58,730	53,115
Finished goods	24,466	22,633
	$129,594	$118,906

7.                                      Product Warranty

The Company warrants its products against defects in design, materials and workmanship, generally for one year from their date of shipment. A provision for estimated future costs relating to these warranties is recorded when revenue is recognized and is included in cost of goods sold.

Activity related to the Company’s product warranty liability was as follows:

	Nine Months Ended March 31,
	2006	2005
	(In thousands)

Balance at beginning of period	$2,056	$1,702
Provision for warranty obligations	2,753	1,510
Charges incurred	(2,148)	(1,377)
Acquired warranty obligations	—	(194)
Foreign currency impact	(18)	27
Balance at end of period	$2,643	$1,668

8.                                      Bank Loan Agreements

On March 21, 2006, the Company executed a loan agreement with four banks which replaced a previous $50 million loan agreement. The unsecured multi-currency revolving credit facility increased the Company’s line of credit to $100 million through March 2011. Approximately $10.9 million in letters of credit issued under the previous facility constitute letters of credit issued under the new facility. Under certain circumstances, upon request of the Company, the commitments under the credit facility may be increased by $50 million. The interest rates on borrowings under this agreement are at varying rates depending on certain financial ratios with the current rate substantially equivalent to LIBOR plus .575% (5.4% at March 31, 2006) on the revolving credit borrowings. The company paid closing fees of $308,000 including legal costs and is required to pay an annual facility fee of .175% on the entire credit line.

The terms of the loan agreement require compliance with certain financial covenants including maintenance of various financial ratios, limitations on indebtedness and prohibition of the payment of cash dividends. The Company is currently in full compliance with all of the covenants contained in the loan agreement. At March 31, 2006 the company’s available unused line of credit was approximately $89.1 million after consideration of outstanding letters of credit.

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

Components of Net Periodic Benefit Cost

	Nine Months Ended March 31,
	2006	2005
	(In thousands)

Service cost	$385	$403
Interest cost	743	509
Expected return on plan assets	(109)	(93)
Amortization of net transition (asset) obligation	28	28
Recognized actuarial (gain) loss	338	150
Net periodic benefit cost	$1,385	$997

The Company previously disclosed in its financial statements for the year ended June 30, 2005, that it expected to contribute $164,000 to its pension plan in the fiscal year ended June 30, 2006.  As of March 31, 2006, $100,000 of the contributions had been made.

Due to the retirement of one of its officers, the Company is required to make payments of $133,000 in the fiscal year ended June 30, 2006, $674,000 in fiscal year ended June 30, 2007 and $628,000 each fiscal year thereafter pursuant to the SERP. Payments cease December 31, 2015 or upon death, whichever is later.

10.                 Stock Options and Warrants

The Company has several stock option plans that are described under the caption “Stock Option Plans” in footnote 9 to the consolidated financial statements included in the Company’s June 30, 2005 Securities and Exchange Commission Form 10K. In November 2005, the shareholders approved an amendment to the 2002 Directors’ Plan to increase the number of shares covered to 1.1 million shares. Options under all plans expire not later than ten years from the date of grant. As of March 31, 2006, 3.0 million shares of the Company’s Common Stock were reserved and available to be granted pursuant to these plans.

Share based compensation expense is attributable to the granting, and the remaining requisite service periods, of stock options. Compensation expense attributable to share based compensation in the three and nine months ended March 31, 2006 was $1.6 million ($943,000 after tax), or $.01 for both basic and diluted earnings per share, and $5.0 million ($3.1 million after tax), or $.04 for both basic and diluted earnings per share, respectively. As of March 31, 2006, the total unrecognized compensation cost related to nonvested stock awards was $8.1 million and the related weighted average period over which it is expected to be recognized is approximately 2.5 years.

Prior to the Company’s adoption of SFAS No. 123(R), SFAS No. 123 required that the Company provide pro forma information regarding net earnings and net earnings per common share as if compensation cost for the Company’s share based awards had been determined in accordance with the fair value method prescribed therein. The Company had previously adopted the disclosure portion of SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure,” requiring quarterly SFAS No. 123 pro forma disclosure. The pro forma charge for compensation cost related to share based awards granted was recognized over the service period. For stock options, the service period represents the period of time between the date of grant and the date each option becomes exercisable without consideration of certain acceleration provisions (e.g., change of control).

The following table illustrates the effect on the net earnings per common share as if the fair value method had been applied to all outstanding awards for the three and nine months ended March 31, 2005:

		Three Months Ended	Nine Months Ended
		March 31, 2005	March 31, 2005
		(In thousands)

Net income, as reported		$3,972	$14,911
Deduct:	Total share based compensation expense determined under fair value method for all awards, net of related tax effects	(3,070)	(9,545)

Pro forma net income		$902	$5,366

Net income per share:
Basic, as reported		$0.05	$0.20

Basic, pro forma		$0.01	$0.07

Diluted, as reported		$0.05	$0.20

Diluted, pro forma		$0.01	$0.07

A summary of the Company’s stock option plans as of March 31, 2006 and changes during the nine month period then ended, is presented below:

		Weighted		Weighted Average
		Average	Aggregate	Contractual Life
		Exercise	Intrinsic	Remaining in
	Shares	Price	Value (1)	Years
	(In thousands)		(In thousands)

Outstanding at July 1, 2005	15,384	$11.72
Granted	523	11.39
Exercised	(570)	6.13
Expired	—	—
Forfeited	(419)	12.59

Outstanding at March 31, 2006	14,918	$11.90	$47,071	5.7

Exercisable at March 31, 2006	13,362	$12.14	$40,923	5.3

(1) The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

The exercise period for all stock options does not exceed ten years from the date of grant. Stock option grants to individuals generally become exercisable in substantively equal tranches over a service period of up to five years and the exercise price is equal to the stock price at the grant date for all plans.

The weighted average grant date fair value of stock options granted for the three months ended March 31, 2006 and 2005 was $9.67 and $5.21, respectively. The weighted average grant date fair value of stock options granted for the nine months ended March 31, 2006 and 2005 was $8.85 and $5.05, respectively. The total intrinsic value of stock options exercised for the three months ended March 31, 2006 and 2005 was $2.1 million and $212,000, respectively. The total intrinsic value of stock options exercised for the nine months ended March 31, 2006 and 2005 was $3.1 million and $2.1 million, respectively.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005

Weighted average expected stock price volatility	89%	44%	92%	46%
Weighted average expected option life	6.0 years	6.8 years	6.1 years	6.1 years
Average risk free interest rate	4.6%	4.3%	4.5%	4.3%
Average dividend yield	—	—	—	—
Discount for post-vesting restrictions	N/A	N/A	N/A	N/A

Cash received from share option exercises for the three months ended March 31, 2006 and 2005 was $1.7 million and $42,000, respectively. The cash received from share option exercises for the nine months ended March 31, 2006 and 2005 was $3.5 million and $1.5 million, respectively.

The Company recorded credits to additional paid-in capital during the three months ended March 31, 2006 and 2005 of $766,000 and $78,000, respectively, and for the nine months ended March 31, 2006 and 2005 of $1.2 million and $766,000, respectively, in connection with the actual tax benefit related to compensation deductions on the exercise of stock options in excess of related deferred tax assets.

11.                               Stock Repurchase Program

During fiscal 2005, the Company’s Board of Directors authorized a stock repurchase program of up to 3.0 million shares of its Common Stock, subject to certain limitations imposed by the Company’s lending banks. Purchases will be made from time to time, depending upon market conditions at prices deemed appropriate by management. During the first nine months of fiscal 2006, a total of 25,000 shares were repurchased and retired for $283,000. As of March 31, 2006, 75,000 shares have been repurchased and retired since the inception of this program for $699,000.

12.                         Contingencies

In fiscal 2005, the Company learned that it inadvertently may have violated certain International Traffic in Arms Regulations (ITAR) by exporting certain products and services without licenses. These violations resulted from an error in classifying the products and services as commercial rather than military. At that time, the Company prepared and filed a voluntary disclosure with the State Department which described the details of the exports and erroneous classifications.  On March 13, 2006, the Company received a letter from the State Department indicating that the case was closed without any enforcement action.

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

We are involved in various other legal matters incidental to our business. We believe the outcome of these other legal matters will not have a material effect upon us.

13.                         Business Segments

The Company’s business segments and major products included in each segment, are as follows:

Microelectronic Solutions (“AMS”)

•                  Microelectronic Components, Sub-assemblies and Modules

•                  Integrated Circuits

•                  Motion Control Systems

Test Solutions (“ATS”)

•                  Instrument Products and Test Systems

The Company is a manufacturer of advanced technology systems and components for commercial industry, government and defense contractors. Approximately 31% of the Company’s sales for both the three months ended March 31, 2006 and 2005, and 29% and 32% for the nine months ended March 31, 2006 and 2005, respectively, were to agencies of the United States government or to prime defense contractors or subcontractors of the United States government. No one customer constituted more than 10% of the Company’s sales during any of the periods presented. Inter-segment sales were not material and have been eliminated from the tables below.

Most of the Company’s operations are located in the United States; however, it also has operations in Europe and Asia. Each of Aeroflex International Limited, which was acquired in May 2002, RIWS, which was acquired in July 2003, and SPG, which was acquired in May 2005, have significant operations in the United Kingdom. Specifically, net sales from facilities located in the United Kingdom were approximately $116.0 million for the nine months ended March 31, 2006. Total assets of the United Kingdom operations were $243.9 million as of March 31, 2006.

Revenues, based on the customers’ locations, attributed to the United States and other regions are as follows:

	For the Three Months Ended March 31,
	2006	2005
	(In thousands)

United States of America	$76,074	$62,560
Europe and Middle East	46,586	29,716
Asia and Australia	15,052	19,907
Other regions	2,815	1,572
	$140,527	$113,755

	For the Nine Months Ended March 31,
	2006	2005
	(In thousands)

United States of America	$234,933	$197,917
Europe and Middle East	107,553	89,057
Asia and Australia	53,548	44,019
Other regions	5,298	4,413
	$401,332	$335,406

Selected financial data by segment is as follows:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2006	2005	2006	2005
	(In thousands)
		(Restated)(1)		(Restated)(2)
Net sales:
Microelectronic solutions	$61,126	$51,627	$174,818	$151,763
Test solutions	79,401	62,128	226,514	183,643
Net sales	$140,527	$113,755	$401,332	$335,406

Segment adjusted operating income (3):
Microelectronic solutions (“AMS”)	$12,854	$12,143	$41,778	$32,735
Test solutions (“ATS”)	9,296	4,547	19,448	15,446
General corporate expense	(3,704)	(6,709)	(11,816)	(14,618)
	18,446	9,981	49,410	33,563
Amortization of acquired intangibles
— AMS	(534)	(534)	(1,601)	(1,621)
— ATS	(2,906)	(1,529)	(8,728)	(4,543)
Share based compensation
— AMS	(258)	—	(984)	—
— ATS	(361)	—	(1,172)	—
— Corporate	(933)	—	(2,854)	—
Restructuring charges - ATS (4)	(1,179)	(1,678)	(1,179)	(1,678)
Current period impact of acquisition related adjustment to inventory - ATS	—	—	(1,088)	—
Operating income (GAAP)	12,275	6,240	31,804	25,721
Interest expense	(144)	(316)	(451)	(738)
Other income (expense), net	586	406	1,338	1,371
Income from continuing operations before income taxes	$12,717	$6,330	$32,691	$26,354

(1) Restated for the transfer of the Motion Control Systems business from ATS to AMS. Sales and operating income (loss) for the Motion Control Systems business was $3.7 million and $281,000, respectively for the three months ended March 31, 2005.

(2)  Restated for the transfer of the Motion Control Systems business from ATS to AMS. Sales and operating income (loss) for the Motion Control Systems business was $11.2 million and and $299,000, respectively for the nine months ended March 31, 2005.

(3)  Management evaluates the operating results of the two segments based upon pre-tax operating income, before costs related to restructuring, amortization of acquired intangibles, share based compensation and the impact of any acquisition related adjustments to inventory.

(4)  The operating income of the ATS segment has been adjusted to exclude the restructuring charges for the reorganization of its ATS segment, primarily its European operations.

14.                   Restructuring Charges

In March 2005, the Company initiated strategic plans to reorganize certain of its European operations in its Test Solutions business segment. The Company recorded a charge of $1.7 million ($1.0 million, net of taxes) for workforce reductions primarily in management, sales, and engineering. The restructuring charge was allocated entirely to selling, general and administrative costs. In March 2006, the Company initiated further  steps to consolidate its three Test Solutions businesses in the United Kingdom. The current plan, which is expected to be completed in the first half of fiscal 2007, contemplates the move of manufacturing operations into one facility and the creation of a shared-services environment for all finance and administrative functions. In connection with this plan, approximately 40 employee and contract positions will be eliminated. In the third quarter of fiscal 2006 the Company recorded a charge of $1.2 million ($723,000, net of taxes) for workforce reductions in all departments. The Company plans to accrue approximately $1.0 million in the fourth quarter of fiscal year 2006 for these workforce reductions plus an undetermined amount (that is not expected to be material) for facilities closures. At March 31, 2006, approximately $503,000 remains to be paid and is included in accrued liabilities. The workforce restructuring charge was allocated primarily to selling, general and administrative costs.

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

In March 2005, we initiated strategic plans to reorganize certain of our European operations in our Test Solutions business segment. We recorded a charge of $1.7 million ($1.0 million, net of taxes) for workforce reductions primarily in management, sales and engineering. The restructuring charge was allocated entirely to selling, general and administrative costs.

In March 2006, we initiated further steps to consolidate our three Test Solutions businesses in the United Kingdom. The current plan, which is expected to be completed in the first half of fiscal 2007, contemplates the move of manufacturing operations into one facility and the creation of a shared-services environment for all finance and administrative functions. In connection with this plan, approximately 40 employee and contract positions will be eliminated. In the third quarter of fiscal 2006 we recorded a charge of $1.2 million ($723,000, net of taxes) for workforce reductions in all departments. We plan to accrue approximately $1.0 million in the fourth quarter of fiscal year 2006 for these workforce reductions plus an undetermined amount (that is not expected to be material) for facilities closures. At March 31, 2006, approximately $503,000 remains to be paid and is included in accrued liabilities. The workforce restructuring charge was allocated primarily to selling, general and administrative costs and is expected to generate a savings of approximately $4.5 million per year.

Three Months ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Net Sales. Net sales increased 24% to $140.5 million for the three months ended March 31, 2006 from $113.8 million for the three months ended March 31, 2005. Net sales in the microelectronic solutions (“AMS”) segment increased 18% to $61.1 million for the three months ended March 31, 2006 from $51.6 million for the three months ended March 31, 2005 primarily as a result of increased volume of microelectronic modules and components.  Net sales in the test solutions (“ATS”) segment increased 28% to $79.4 million for the three months ended March 31, 2006 from $62.1 million for the three months ended March 31, 2005 primarily as a  result of the addition of sales from our fourth quarter fiscal 2005 acquisitions of JcAIR and SPG.

Gross Profit. Gross profit equals net sales less cost of sales. Cost of sales includes materials, direct labor and overhead expenses such as engineering labor, fringe benefits, allocable occupancy costs, depreciation and manufacturing supplies.

Three Months
Ended		% of		% of		% of
March 31,	AMS	sales	ATS	sales	Total	sales
(In thousands, except percentages)
2006	$28,933	47.3%	$38,133	48.0%	$67,066	47.7%
2005	25,746	49.9%	28,046	45.1%	53,792	47.3%

Gross profit increased $3.2 million, or 12%, in the AMS segment primarily due to the increased sales volume partially offset by decreased margin percentages. Margin percentages decreased 2.6% to 47.3% primarily due to product mix.

Gross profit increased $10.1 million, or 36%, in the ATS segment primarily as a result of the increased sales volume and increased margin percentages. Margin percentages increased 2.9% to 48.0% primarily due to the higher SPG margins.

Selling, General and Administrative Costs. Selling, general and administrative costs include office and management salaries, fringe benefits, commissions, insurance and professional fees.

Three Months
Ended		% of		% of			% of
March 31,	AMS	sales	ATS	sales	Corporate	Total	sales
(In thousands, except percentages)
2006	$9,569	15.7%	$16,657	21.0%	$4,637	$30,863	22.0%
2005	7,427	14.4%	15,974	25.7%	6,709	30,110	26.5%

Selling, general and administrative costs increased by $2.1 million, or 29%, in the AMS segment primarily due to general increases in expenses related to the increase in sales and the recognition of share based compensation of $224,000. Share based compensation was initially recognized as an expense as of July 1, 2005 pursuant to SFAS 123(R). Selling, general and administrative costs increased by $683,000, or 4%, in the ATS segment primarily as a result of our fiscal 2005 fourth quarter acquisitions of JcAIR and SPG and share based compensation of $238,000.  Corporate selling, general and administrative expenses decreased by $2.1 million primarily due to a $3.2 million reduction in Sarbanes-Oxley consulting cost partially offset by share-based compensation of $933,000.

Research and Development Costs. Research and development costs include material, engineering labor and allocated overhead.

Three Months
Ended		% of		% of		% of
March 31,	AMS	sales	ATS	sales	Total	sales
(In thousands, except percentages)
2006	$6,767	11.1%	$13,721	17.3%	$20,488	14.6%
2005	6,176	12.0%	9,203	14.8%	15,379	13.5%

Self funded research and development costs increased $591,000, or 10%, in the AMS segment primarily due to the development of integrated circuit products. Research and development costs increased $4.5 million, or 49%, in the ATS segment mainly due to the acquisition of SPG, which spent $2.5 million in the quarter ended March 31, 2006, and the development of a radar tracking system.

Amortization of Acquired Intangibles. Amortization increased $1.4 million, or 67%, primarily due to the acquisitions of JcAIR and SPG.

Other Income (Expense). Interest expense decreased $172,000 to $144,000 for the three months ended March 31, 2006 from $316,000 for the three months ended March 31, 2005 primarily due to lower outstanding debt. Other income of $586,000 for the three months ended March 31, 2006 consisted primarily of interest income of $447,000. Other income of $406,000 for the three months ended March 31, 2005 consisted primarily of interest income of $545,000, partially offset by foreign currency transaction losses of $116,000.  The decline in interest income was due to the lower balances in cash, cash equivalents and marketable securities due to our fourth quarter 2005 acquisitions.

Provision for Income Taxes. The income tax provision was $5.0 million (an effective income tax rate of 39.1%) for the three months ended March 31, 2006 and $2.5 million (an effective income tax rate of 38.9%) for the three months ended March 31, 2005. The effective income tax rate for the two periods differed from the amount computed by applying the U.S. Federal income tax rate to income before income taxes primarily due to foreign, state and local income taxes. We anticipate the rate to be 37% for the balance of the year.

Income from Continuing Operations.  Income from continuing operations for the three months ended March 31, 2006 was $7.7 million, or 5.5% of sales, versus $3.9 million, or 3.4% of sales, for the three months ended March 31, 2005. The three months ended March 31, 2006 reflect additional intangible amortization expense of $1.4 million before tax due to our fourth quarter 2005 acquisitions and share based compensation expense of  $1.6 million before tax, not required to be recognized in the prior year.

Nine Months ended March 31, 2006 Compared to Nine Months Ended March 31, 2005

Net Sales. Net sales increased 20% to $401.3 million for the nine months ended March 31, 2006 from $335.4 million for the nine months ended March 31, 2005. Net sales in the AMS segment increased 15% to $174.8 million for the nine months ended March 31, 2006 from $151.8 million for the nine months ended March 31, 2005 as a result of increased volume of microelectronic modules, components and integrated circuits sales.  Net sales in the ATS segment increased 23% to $226.5 million for the nine months ended March 31, 2006 from $183.6 million for the nine months ended March 31, 2005 as a result of the addition of sales from our fourth quarter fiscal 2005 acquisitions of JcAIR and SPG.

Gross Profit.

Nine Months
Ended		% of		% of		% of
March 31,	AMS	sales	ATS	sales	Total	sales
(In thousands, except percentages)
2006	$87,136	49.8%	$103,411	45.7%	$190,547	47.5%
2005	73,956	48.7%	84,648	46.1%	158,604	47.3%

AMS gross profit increased approximately $13.2 million, or 18%, due to the increased sales volume and increased margin percentages.  Margin percentages increased 1.1% to 49.8% largely due to product mix.

ATS gross profit increased $18.8 million, or 22%, primarily due to the increased sales volume, offset in part, by reduced margins. Margin percentages decreased .4% to 45.7% primarily due to the lower margins on JcAIR’s avionics products and decreased margins in wireless test solutions, as fixed cost were spread over lower sales, partially offset by higher SPG margin percentages.

Selling, General and Administrative Costs.

Nine Months
Ended		% of		% of			% of
March 31,	AMS	sales	ATS	sales	Corporate	Total	sales
(In thousands, except percentages)
2006	$27,954	16.0%	$49,048	21.7%	$14,670	$91,672	22.8%
2005	24,012	15.8%	42,967	23.4%	14,618	81,597	24.3%

Selling, general and administrative costs increased by $3.9 million, or 16%, in the AMS segment primarily due to general increases in expenses related to the increase in sales and the recognition of share based compensation of $893,000.   Selling, general and administrative costs increased by $6.1 million, or 14%, in the ATS segment primarily as a result of our fiscal 2005 fourth quarter acquisitions of JcAIR and SPG and share based compensation of $734,000.  Corporate selling, general and administrative expenses increased by $52,000 primarily due to share based compensation of $2.9 million (there was no comparable expense last year), partially offset by a reduction of $2.7 million of Sarbanes-Oxley consulting costs.

Research and Development Costs.

Nine Months
Ended		% of		% of		% of
March 31,	AMS	sales	ATS	sales	Total	sales
(In thousands, except percentages)
2006	$18,387	10.5%	$38,355	16.9%	$56,742	14.1%
2005	17,208	11.3%	27,914	15.2%	45,122	13.5%

Self funded research and development costs increased $1.2 million, or 7%, in the AMS segment primarily due to increased development of mixed signal integrated circuits. Research and development increased $10.4 million, or 37%, in the ATS segment primarily due to the addition of the expense of SPG of $7.8 million and the development of a radar tracking system.

Amortization of Acquired Intangibles. Amortization increased $4.2 million, or 68%, primarily due to the acquisitions of JcAIR and SPG in the fourth quarter of fiscal 2005.

Other Income (Expense).  Interest expense decreased to $451,000 for the nine months ended March 31, 2006 from $738,000 for the nine months ended March 31, 2005 due to lower outstanding debt. Other income of $1.3 million for the nine months ended March 31, 2006 consisted primarily of interest income of $784,000 and a favorable building lease termination gain of $459,000. Other income of $1.4 million for the nine months ended March 31, 2005 consisted primarily of interest income of $1.4 million.  The decline in interest income was due to the lower balances in cash, cash equivalents and marketable securities due to our fourth quarter fiscal 2005 acquisitions.

Provision for Income Taxes. The income tax provision was $12.6 million (an effective income tax rate of 38.7%) for the nine months ended March 31, 2006 and $9.9 million (an effective income tax rate of 37.7%) for the nine months ended March 31, 2005. The effective income tax rate for the two periods differed from the amount computed by applying the U.S. Federal income tax rate to income before income taxes primarily due to foreign, state and local income taxes, and for the nine months ended March 31, 2006, a state rate change and a tax audit adjustment, both of which were fully reflected in the current period.  Excluding the state rate change and tax audit adjustment, we anticipate the rate to be 37% for the balance of the year.

Income from Continuing Operations. Income from continuing operations for the nine months ended March 31, 2006 was $20.0 million, or 5.0% of sales, versus $16.4 million, or 4.9% of sales, for the nine months ended March 31, 2005. The nine months ended March 31, 2006 reflects the additional intangible amortization expense of $4.2 million before tax due to our fourth quarter fiscal 2005 acquisitions and share based compensation expense of $5.0 million before tax, not required to be recognized in the prior year.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements other than letters of credit totaling $10.9 million to guarantee our performance under certain government contracts.

Liquidity and Capital Resources

As of March 31, 2006, we had $197 million in working capital and our current ratio was 2.9 to 1. The Company’s available unused line of credit under a $100 million revolving credit facility that expires 2011 is approximately $89.1 million at March 31, 2006, after consideration of letters of credit.  The interest rate on revolving credit borrowings under this agreement is at various rates depending upon certain financial ratios, with the current rate substantially equivalent to LIBOR plus .575% (5.4% at March 31, 2006).

The terms of the loan agreement require compliance with certain covenants including maintenance of various financial ratios, limitation on indebtedness and prohibition of the payment of cash dividends. We are currently in full compliance with all of the covenants contained in our loan agreement, as amended to date. We expect to be in compliance with all covenants for the foreseeable future.

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

For the nine months ended March 31, 2006, our operations provided cash from continuing operations of $26.0 million, our investing activities used cash of $27.8 million, primarily for capital expenditures and the purchase of marketable securities, (net of sales) and our financing activities provided cash of $3.8 million, primarily due to the proceeds from stock option exercises.

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

The following table summarizes, as of March 31, 2006, our obligations and commitments to make future payments under debt, operating lease and employment agreements:

	Payments due by period
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(In thousands)
Long-term debt	$4,541	$618	$2,515	$663	$745
Operating leases	34,218	7,502	10,285	5,240	11,191
Employment and consulting contracts	6,478	2,600	3,012	866	—
Total	$45,237	$10,720	$15,812	$6,769	$11,936

The operating lease commitments shown in the above table have not been reduced by future minimum sub-lease rentals of $3.3 million.

In the normal course of business, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. None of these obligations are individually significant. We do not expect that these commitments, as of March 31, 2006, will have a material adverse affect on our liquidity.

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

Share Based Compensation

With the adoption of SFAS No. 123(R) on July 1, 2005, we are required to record the fair value of share based compensation awards as an expense. In order to determine the fair value of stock options on the date of grant, the Company utilizes the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock price volatility, option life, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock price volatility and option life assumptions require a greater level of judgment which makes them critical accounting estimates.

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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates and to foreign currency exchange rates. Most of our debt is at fixed rates of interest or at a variable rate with an interest rate swap agreement which effectively converts the variable rate debt into fixed rate debt. Therefore, if market interest rates increase by 10% from levels at March 31, 2006, the effect on our net income as well as the fair value of our swap would be insignificant. Most of our invested cash, cash equivalents and marketable securities are at variable rates of interest. If market interest rates decrease by 10 percent from levels at March 31, 2006, the effect on our net income would be insignificant. If foreign currency exchange rates (primarily the British Pound and the Euro) change by 10% from levels at March 31, 2006, the effect on our other comprehensive income would be approximately $18.1 million. Foreign currency contracts are used to protect us from short-term fluctuations in exchange rates principally related to outstanding trade receivables. We periodically enter into foreign currency contracts, which are not designated as hedges, and the change in fair value is included in income currently, within other income (expense). As of March 31, 2006, we had $2.0 million of notional value foreign currency forward contracts maturing through June 2006. Notional amounts do not quantify risk or represent assets or liabilities, but are used in the calculation of cash settlements under the contracts. The fair value of these contracts at March 31, 2006 was $38,000 less than the notional value.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AEROFLEX INCORPORATED
AND SUBSIDIARIES
PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In fiscal 2005, the Company learned that it inadvertently may have violated certain International Traffic in Arms Regulations (ITAR) by exporting certain products and services without licenses. These violations resulted from an error in classifying the products and services as commercial rather than military. At that time, the Company prepared and filed a voluntary disclosure with the State Department which described the details of the exports and erroneous classifications.  On March 13, 2006, the case was closed without any enforcement action.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

			Total Number of	Maximum Number
Issuer purchases of equity securities (1)			Shares Purchased	of Shares that
	Total Number of		Publicly	Purchased under
	Shares	Average Price	Announced Plans	the Plans or
Period	Purchased (2)	Paid Per Share	or Programs	Programs

January 2006	—	$—	65,000	2,935,000
February 2006	—	—	65,000	2,935,000
March 2006	10,000	$13.02	75,000	2,925,000

(1)            For description of plans, see Note 11 to the Unaudited Condensed Consolidated Financial Statements.

(2)            All purchases were made in open market transactions. Our 3.0 million share stock buyback program has been in effect since May 23, 2005. There is no time limit on the repurchases to be made under the Plan.

Item 3.    Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibits

10.1

Credit Agreement, dated March 21, 2006, between and among Aeroflex Incorporated, Aeroflex Test Solutions Limited, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to the Current Report on Form 8-K (Date of Report: March 21, 2006) of Aeroflex Incorporated filed with the Securities and Exchange Commission on March 27, 2006)

10.2

Guarantee Agreement, dated March 21, 2006, between Aeroflex Incorporated and certain of its domestic subsidiaries, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to the Current Report on Form 8-K (Date of Report: March 21, 2006) of Aeroflex Incorporated filed with the Securities and Exchange Commission on March 27, 2006)

10.3

Eighth Amendment Agreement dated March 21, 2006, between and among Aeroflex Incorporated, and certain of its domestic subsidiaries, Bank of America, N.A. as the Fronting Bank and Administrative Agent and JPMorgan Chase Bank, N.A., as Syndication Agent (incorporated by reference to the Current Report on Form 8-K (Date of Report: March 21, 2006) of Aeroflex Incorporated filed with the Securities and Exchange Commission on March 27, 2006)

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

AEROFLEX INCORPORATED
(REGISTRANT)

May 10, 2006	By:	/s/ John Adamovich, Jr.
John Adamovich, Jr.
Sr. Vice President and
Chief Financial Officer

EXHIBIT INDEX

10.1

Credit Agreement, dated March 21, 2006, between and among Aeroflex Incorporated, Aeroflex Test Solutions Limited, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to the Current Report on Form 8-K (Date of Report: March 21, 2006) of Aeroflex Incorporated filed with the Securities and Exchange Commission on March 27, 2006)

10.2

Guarantee Agreement, dated March 21, 2006, between Aeroflex Incorporated and certain of its domestic subsidiaries, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to the Current Report on Form 8-K (Date of Report: March 21, 2006) of Aeroflex Incorporated filed with the Securities and Exchange Commission on March 27, 2006)

10.3

Eighth Amendment Agreement dated March 21, 2006, between and among Aeroflex Incorporated, and certain of its domestic subsidiaries, Bank of America, N.A. as the Fronting Bank and Administrative Agent and JPMorgan Chase Bank, N.A., as Syndication Agent (incorporated by reference to the Current Report on Form 8-K (Date of Report: March 21, 2006) of Aeroflex Incorporated filed with the Securities and Exchange Commission on March 27, 2006)

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