Form 10-K
period 2006-06-30
AEROFLEX INC
filed 2006-09-13
CIK 2601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 000-02324

Aeroflex Incorporated
(Exact name of registrant as specified in its charter)

Delaware	11-1974412
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

35 South Service Road, Plainview, New York	11803
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:   (516) 694-6700

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered
Common Stock, $.10 par value	The NASDAQ Stock Market LLC
Preferred Share Purchase Rights	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☒   No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Rule 13 or Section 15(d) of the Exchange Act.   Yes  ☐   No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of December 31, 2005 — approximately $794,564,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date (applicable only to corporate registrants).  Common Stock, par value $.10 per share; outstanding as of September 11, 2006 - 73,727,790.

Documents incorporated by reference:  Part III (Items 10, 11, 12, 13 and 14) — registrant’s definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Act of 1934.

ITEM 1-  BUSINESS

Overview

We use our advanced design, engineering and manufacturing capabilities to produce microelectronic and test solutions that we sell primarily into the broadband communications, aerospace and defense markets.  We also design and manufacture motion control systems which are used for aerospace and defense applications.

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

Microelectronic Solutions

We have been a designer and supplier of microelectronics for more than 20 years.  Our products include (i) custom and standard integrated circuits, such as databuses, transceivers, microcontrollers, microprocessors and memories, and (ii) components, sub-assemblies and modules for military and commercial communication systems.

Our design, engineering and manufacturing know-how allow us to achieve the critical tolerances required for aerospace and defense components and high Gigahertz RF and microwave signals.  We are one of the world’s leading manufacturers of application specific multi-function modules and space hybrid microcircuits that are highly reliable, small and lightweight — attributes that are significant for space components.

In addition, many of our integrated circuits are radiation tolerant for satellite and space applications.  We have pioneered the use of commercial foundries to produce radiation tolerant integrated circuits, known as Commercial RadHard™.  Our products are on over 100 aerospace platforms.

We also design, develop and produce motion control systems, including stabilization and tracking devices, magnetic motors and scanning devices.

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

•                          Frequency Synthesizers.  Our line of frequency synthesizers offers a superior combination of high speed and low phase noise, covering all communications frequencies.  These synthesizers are used in various applications such as automatic test systems, radar systems and semiconductor test systems.

•                          Radio Test Equipment.  We offer test systems for both military and private mobile radio test systems.  Our products are used to test radio communications for military, police, fire and emergency response units, which we expect to be increasingly important in homeland defense programs.

•                          Synthetic Test Systems.  We have developed a new concept in test systems which significantly reduces test time by replacing the traditional single instrument concept of a “rack and stack” system with a modular system that uses our synthesizer and receiver technology, together with proprietary software algorithms, to make multiple complex measurements simultaneously.  These synthetic test systems are easily reconfigurable and upgradeable and are used in satellite testing, transmit receive module testing and base station testing.

•                          Avionics Test Equipment.  Our extensive line of avionics test equipment is used in the design, manufacture, test and maintenance of both commercial and military avionics systems.

•                          Radar Systems.  We develop and manufacture leading edge radar cross section and radar tracking systems for military applications.

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

Customers

We have hundreds of customers in the communications, satellite and aerospace/defense industries.  No one customer accounted for more than 5% of our net sales in each of the years in the three-year period ended June 30, 2006.

Marketing and Distribution

We use a team-based sales approach to assist our personnel to closely manage relationships at multiple levels of the customer’s organization, including management, engineering and purchasing personnel.  Our integrated sales approach involves a team consisting of a senior executive, a business development specialist and members of our engineering department.   Our use of experienced engineering personnel as part of the sales effort enables close technical collaboration with our customers during the design and qualification phase of new technologies and equipment.  We believe that this is critical to the integration of our product into our customers’ equipment.  Some of our executive officers are also involved in all aspects of our relationships with our major customers and work closely with their senior management.  We also use manufacturers’ representatives and independent sales representatives as needed.  Our acquisitions since fiscal 2002 expanded the number of our sales and distribution locations to include additional offices in California, Kansas, Maryland, Michigan and New Jersey, in the United States; Stevenage, Burnham and Cambridge in England; Scotland, France, Spain, Germany and Denmark, in Europe; Japan; Hong Kong; Beijing, Shenzen and Nanjing, in China.

Research and Development

Our research and development efforts primarily involve engineering and design relating to:

•                  developing new products,

•                  improving existing products,

•                  adapting existing products to new applications and

•                  developing prototype components to bid on specific programs.

Certain product development and similar costs are recoverable under contractual arrangements and those that are not recoverable are expensed in the year incurred.  The costs of our self-funded research activities were approximately $75.9 million for fiscal 2006, $61.4 million for fiscal 2005, and $50.0 million for fiscal 2004.  In connection with our SPG and JcAIR acquisitions in fiscal 2005, we allocated $2.8 million and $200,000, respectively, of the purchase price to in-process research and development projects.   In connection with our acquisitions of MCE, RIWS and Celerity in fiscal 2004, we allocated $420,000, $2.7 million and $1.1 million, respectively, of the purchase price to in-process research and development projects.

Backlog

We include in backlog firm purchase orders or contracts providing for delivery of products and services.  At June 30, 2006, our order backlog was approximately $240.3 million, approximately 86% of which was scheduled to be delivered on or before June 30, 2007.  Approximately 56% of this backlog represents commercial contracts and approximately 44% of this backlog represents government contracts.  Generally, government contracts are cancelable with payment to us of amounts which we have spent under the contract together with a reasonable profit, if any, while commercial contracts are not cancelable.

At June 30, 2005, our backlog of orders was approximately $209.5 million. Approximately 91% of this backlog was scheduled to be delivered before June 30, 2006. Approximately 46% of this backlog represented orders for government contracts.

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

Government Sales

Approximately 29% of our sales for fiscal 2006, 32% of our sales for fiscal 2005 and 34% of our sales for fiscal 2004 were to agencies of the United States government or to prime defense contractors or subcontractors of the United States government.  Our government contracts have been awarded either on a bid basis or after negotiation.  Our government contracts are primarily fixed price contracts, although we sometimes have government contracts providing for cost plus fixed fee.  Our government contracts have customary provisions for termination at the convenience of the government without cause.  In the event of such termination, we are generally entitled to reimbursement for our costs and to receive a reasonable profit, if any, on the work done prior to termination.

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

•                  Nanjing, China,

•                  Elancourt, France and

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

Employees

As of June 30, 2006, we had approximately 2,675 employees, of whom 1,415 were employed in a manufacturing capacity, and 1,260 were employed in engineering, sales, administrative or clerical positions.   Approximately 110 of our employees are covered by a collective bargaining agreement.  The collective bargaining agreement expires September 30, 2007.   We believe that our employee relations are satisfactory.

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

Financial Information About Industry Segments

The sales and operating profits of our two industry segments and the identifiable assets attributable to each segment for each of three years in the period ended June 30, 2006 are set forth in Note 15 of Notes to Consolidated Financial Statements.

Financial Information About Geographic Areas

The majority of our customers are located in the United States, but sales to customers in foreign countries accounted for 42% of our total sales in 2006, 40% in 2005 and 36% in 2004.  In fiscal year 2006, 58% of our sales were to customers located in the United States, 27% to Europe and the Middle East, 13% to Asia and Australia, and 2% to the rest of the world.  In fiscal year 2005, 60% of our sales were to customers located in the United States, 27% to Europe and the Middle East, 12% to Asia and Australia, and 1% to the rest of the world.

Most of our operations are located in the United States, however, we also have operations in Europe and Asia.  Each of Aeroflex International Limited, which we acquired in May 2002, Racal Instruments Wireless Solutions Limited, which we acquired in July 2003 and SPG, which we acquired in May 2005 have significant operations in the United Kingdom.  Specifically, net sales from facilities located in the United Kingdom were approximately $153 million in 2006, $131 million in 2005 and $121 million in 2004.  Total assets of the United Kingdom operations as of June 30 were $216 million in 2006, $206 million in 2005, and $115 million in 2004.

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

ITEM 1A — RISK FACTORS

Risks Relating to our Business

General economic conditions could adversely affect our revenues, gross margins and expenses.

Our revenues and gross margins will depend significantly on the overall demand for microelectronic products and testing solutions, particularly in the product and service segments in which we compete.  Weaker demand for our products and services caused by economic weakness may result in decreased revenues, earnings levels or growth rates and problems with the saleability of inventory and realizability of customer receivables.  In the past, we have observed effects of global economic downturns in many areas of our business.  Delays or reductions in spending for our products could have a material adverse effect on our business, results of operations and financial condition.

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

We manufacture products to customer specifications and purchase products in response to customer orders.  In addition, we may commit significant amounts to maintain inventory in anticipation of customer orders.  In the event that our customers, for whom we maintain inventory, experiences financial difficulties, we may be unable to sell such inventory at its current profit margin, if at all.  In such an event, our gross margins would decline.  In addition, if the financial condition of a significant portion of our customers deteriorates, resulting in an impairment of their ability to pay us amounts owed in respect of a significant amount of outstanding receivables, our financial condition would be adversely affected.

If we cannot rapidly continue to develop, manufacture and market innovative products and services that meet customer requirements for performance and reliability, we may lose market share and our revenues may suffer.

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

The integration of acquisitions may make the completion and integration of subsequent acquisitions more difficult.  However, if we fail to identify and complete these transactions, we may be required to expend resources to internally develop products and technology or may be at a competitive disadvantage or may be adversely affected by negative market perceptions, which may have a material effect on our revenues, margins and selling, general and administrative expenses taken as a whole.

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

In order to be successful, we must retain and motivate executives and other key employees, including those in managerial, technical, marketing and information technology support positions.  In particular, our product generation efforts depend on hiring and retaining qualified engineers.  Attracting and retaining skilled workers and qualified sales representatives is also critical to us.  Experienced management and technical, marketing and support personnel in the microelectronics and test solutions industries are in demand and competition for their talents is intense.  Employee retention may be a particularly challenging issue following acquisitions since we also must continue to motivate employees and keep them focused on our strategies and goals, which may be particularly difficult due to the potential distractions related to integrating the acquired operations.

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

General market conditions and domestic or international macroeconomic and geopolitical factors unrelated to our performance may also affect our stock price.  In addition, following periods of volatility in a company’s securities, securities class action litigation against a company is sometimes instituted.  This type of litigation could result in substantial costs and the diversion of management time and resources.

ITEM 1B — UNRESOLVED STAFF COMMENTS

None

ITEM 2 — PROPERTIES

Following is a description of the significant properties owned or leased by us at June 30, 2006:

•                  Our executive offices and the manufacturing facilities of Aeroflex Plainview, Inc., one of our subsidiaries, are an aggregate of approximately 69,000 square feet and are located in premises which we own in Plainview, Long Island, New York. (1)

•                  Aeroflex Plainview, Inc., also leases a manufacturing facility in Hauppauge, Long Island, New York, of approximately 47,000 square feet, with an annual rental of approximately $289,000.  The lease expires in 2010. (3)

•                  Our subsidiary, Aeroflex Powell, Inc., leases approximately 20,000 square feet of space in Powell, Ohio, with an annual rental of approximately $230,000.  The lease expires in 2008.  This subsidiary also leases approximately 16,000 square feet of space in Cupertino, California, with an annual rental of approximately $255,000.  This lease expires in 2009. (2)

•                  Our subsidiary, Aeroflex Colorado Springs, Inc., conducts manufacturing operations at a plant located in Colorado Springs, Colorado.  The plant, which we own, is approximately 102,000 square feet. (3)

•                  Our subsidiary, Europtest, S.A., leases approximately 14,000 square feet of space in Elancourt, France, with an annual rental of approximately $128,000.  The lease expires in 2009.  (2)

•                  Our subsidiary, Aeroflex Wichita, Inc., conducts manufacturing operations at a plant located in Wichita, Kansas.  The plant, which we own, is approximately 156,000 square feet. This subsidiary also leases two facilities totaling approximately 38,000 square feet in New Century, Kansas, with an annual rental of approximately $129,000.  Both of these leases expire in 2007. (2)

•                  Our subsidiary, Aeroflex International Ltd., conducts manufacturing operations at three owned facilities in Stevenage, England, comprising approximately 81,000, 34,000 and 27,000 square feet. (2)

•                  Our subsidiary, Racal Instruments Wireless Solutions Limited, leases two facilities totaling 88,000 square feet in Burnham, England, with total annual rentals of $1.6 million.  One lease expires in 2007 and the other in 2010. (2)

•                  Our subsidiary, Aeroflex Inmet, Inc., conducts manufacturing operations at a plant located in Ann Arbor, Michigan.  The plant, which we own, is approximately 32,000 square feet. (3)

•                  Our subsidiary, Aeroflex KDI, Inc., conducts manufacturing operations at a plant located in Whippany, New Jersey.  The plant, which we own, is approximately 57,000 square feet. (3)

•                  Our subsidiary, Aeroflex Weinschel, Inc., leases approximately 32,000 square feet of space in Frederick, Maryland, with an annual rental of approximately $388,000.  This lease expires in 2011. (3)

•                  Our subsidiary, Aeroflex Metelics, Inc., leases approximately 20,000 square feet in Sunnyvale, California, with an annual rental of approximately $316,000.  This lease expires in 2012. (3)

•                  Our subsidiary, Aeroflex Nanjing, leases approximately 10,000 square feet in Nanjing, China, with an annual rental of approximately $22,000.  This lease expires in 2009. (3)

•                  Our subsidiary, Aeroflex Cambridge, leases approximately 14,000 square feet in Cambridge, England, with an annual rental of approximately $370,000.  This lease expires in 2011. (2)

We believe that our facilities are adequate for our current and presently foreseeable needs and that we will be able to renew or replace our expiring leases on our rental properties on commercially reasonable terms.

(1)                                  Used by both Microelectronic Solutions and Test Solutions segments.

(2)                                  Used by Test Solutions segment.

(3)                                  Used by Microelectronic Solutions segment.

ITEM 3 —  LEGAL PROCEEDINGS

We are involved in various routine legal matters.  We believe the outcome of these matters will not have a material adverse effect on us.

ITEM 4 —  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5 — MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the Nasdaq National Market System under the symbol “ARXX”.  The following table sets forth, for the fiscal periods indicated, the high and low closing sales prices of our common stock as reported by the Nasdaq National Market.

	Common Stock
	High	Low
Fiscal Year Ended June 30, 2005
First Quarter	$13.95	$9.06
Second Quarter	13.41	10.23
Third Quarter	11.69	8.92
Fourth Quarter	9.23	6.60

Fiscal Year Ended June 30, 2006
First Quarter	$9.80	$8.26
Second Quarter	11.48	8.60
Third Quarter	13.87	10.81
Fourth Quarter	13.51	10.77

Holders

As of September 11, 2006, there were approximately 574 record holders of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock.  There have been no stock dividends declared or paid on our common stock during the past three years.  We currently intend to retain any future earnings for use in the operation and development of our business, for acquisitions and to repurchase our common stock.  We do not intend to declare or pay any cash dividends on our common stock in the foreseeable future.  In addition, our bank revolving credit agreement restricts us from paying cash dividends and how much we can expend toward the repurchase of our common stock.

Equity Compensation Plan Information as of June 30, 2006

			Number of securities
			remaining available
			for future issuance
	Number of securities		under equity
	to be issued upon	Weighted-average	compensation plans
	exercise of outstanding	exercise price of	(excluding securities
	options	outstanding options	reflected column (a))
	(a)	(b)	(c)
Plan Category (1)

Equity compensation plans approved by security holders	7,495,821	$12.60	550,346
Equity compensation plans not approved by security holders	7,266,878	$11.21	2,524,307
Total	14,762,699	$11.92	3,074,653

Issuer Purchases of Equity Securities

The following table sets forth information with respect to shares of our common stock that we purchased during the three fiscal months ended June 30, 2006.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that
			as Part of	May Yet be
	Total Number of		Publicly	Purchased under
	Shares	Average Price	Announced Plans	the Plans or
Period	Purchased (2)	Paid Per Share	or Programs	Programs

June 2006	10,000	$11.89	85,000	2,915,000

(1)             For description of plans, see Note 9 to the Consolidated Financial Statements.

(2)             All purchases were made in open market transactions.  Our 3.0 million share stock buyback program has been in effect since May 23, 2005.  There is no time limit on the repurchases to be made under this program.   Since July 1, 2006, we have purchased an additional 1.8 million shares for $17.2 million through September 11, 2006.

ITEM 6—SELECTED FINANCIAL DATA

The comparability of the information provided below is effected by, among other things, certain accounting changes, business combinations and dispositions, which are more completely described in the notes to our consolidated financial statements appearing elsewhere herein.

(In thousands, except percentages, footnotes and per share amounts)

	Years ended June 30,
	2006		2005		2004		2003	2002
Operations Statement Data
Net sales	$551,846		$463,371		$414,101		$265,807	$171,531
Income from continuing operations	28,096	(1)	18,644	(2)	20,464	(3)	10,895	7,621	(4)
Discontinued operations,net	—		(1,603)		(8,317)		(4,500)	(18,402)
Cumulative effect of a change in accounting principle, net	(1,137	) (1)	—		—		—	—
Net income (loss)	26,959	(1)	17,041	(2)	12,147	(3)	6,395	(10,781	) (4)
Income from continuing
operations per common share
Basic	$0.37	(1)	$0.25	(2)	$0.30	(3)	$0.18	$0.13	(4)
Diluted	0.37	(1)	0.25	(2)	0.29	(3)	0.18	0.12	(4)
Weighted average number of common shares outstanding
Basic	75,028		74,634		67,917		60,193	59,973
Diluted	76,576		75,885		69,931		60,753	62,012

	As of or for the years ended June 30,
	2006		2005		2004		2003	2002
Balance Sheet Data
Working capital	$209,139		$161,749		$237,865		$161,925	$145,095
Total assets	638,022		589,849		551,391		331,262	318,096
Long-term debt (including current portion)	4,165		4,824		10,275		9,270	11,244
Stockholders’ equity	487,670		443,980		427,097		258,415	249,482
Other Statistics
After tax profit margin from continuing operations	5.1	% (1)	4.0	% (2)	4.9	% (3)	4.1%	4.4	% (4)

Return on average stockholders’ equity from continuing operations	6.0	% (1)	4.3	% (2)	6.0	% (3)	4.3%	3.0	% (4)

Stockholders’ equity per share (5)	$6.48		$5.95		$5.75		$4.30	$4.16

(1)             Includes (a) $6.8 million ($4.2 million, net of tax, or $.05 per diluted share) charge for share based compensation, (b) a $3.2 million ($2.0 million, net of tax, or $.03 per diluted share) charge for restructuring costs for the consolidation of our three United Kingdom operations into one division, and (c) a $3.9 million ($2.4 million, net of tax, or $.03 per diluted share) adjustment for a development contract, (d) the cumulative effect of a change in accounting principle relates to the adoption of FASB Interpretation No. 47, effective June 30, 2006, including the recording of a fixed asset and an asset retirement obligation liability for certain leases of $2.4 million each and $1.6 million accumulated depreciation, and after tax charge of $l.1 million.

(2)             Includes (a) $3.0 million ($3.0 million, net of tax, or $.04 per diluted share) charge for the write-off of in-process research and development acquired in connection with the purchases of JcAIR and SPG, and (b) includes $ 3.1 million ($1.9 million, net of tax, or $.02 per diluted share) charge for the restructuring of our European sales and management organization.

(3)             Includes $4.2 million ($3.9 million, net of tax, or $.06 per diluted share) charge for the write-off of in-process research and development acquired in connection with the purchases of MCE, RIWS and Celerity.

(4)             Includes (a) $3.1 million ($2.1 million, net of tax, or $.03 per diluted share) charge for the consolidation of our manufacturing operations in order to take advantage of excess manufacturing capacity and reduce operating costs including charges related to excess equipment capacity, and (b) includes $1.1 million ($1.1 million, net of tax, or $.02 per diluted share) charge for the write-off of in-process research and development acquired in connection with the purchase of IFR Systems, Inc. in May 2002.

(5)             Calculated by dividing stockholders’ equity, at the end of the year, by the number of shares outstanding at the end of the year.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Overview

We earn revenues and generate cash from the sale of microelectronic and test solution products into the broadband communications, aerospace and defense markets. Overall, we seek to strengthen and expand our proprietary technologies and to broaden the applications for existing technologies.

In the microelectronic solutions segment, our business strategy has been to use our design, engineering and manufacturing know-how of application specific multi-function module and space hybrid microcircuits to provide more content on classified satellite programs and position ourselves for increased outsourcing by major satellite manufacturers; increase the content of application integrated circuits in the CT scan market; and participate in the “3G” wireless communications build-out. Concerning the test solutions segment, our business strategy has been to use our design, development and manufacturing capabilities to provide a broad line of test equipment to leading manufacturers and service providers in a) the wireless industry, b) the military and private mobile radio industry and c) the commercial and military avionics industries. Over the years, we have made acquisitions to enter new markets or increase our penetration of existing markets.

Day to day, our management style focuses on driving operating efficiencies throughout the business and the maintenance of a conservative capital structure.

Statement of Earnings

The following table sets forth our net sales and operating income by business segment and a reconciliation to income from continuing operations before income taxes for the periods indicated.

	Years Ended June 30,
	2006	2005	2004
	(In thousands)
		(Restated)(1)	(Restated)(2)
Net sales:
Microelectronic Solutions (“AMS”)	$241,052	$207,868	$178,929
Test Solutions (“ATS”)	310,794	255,503	235,172
Net Sales	$551,846	$463,371	$414,101

Segment adjusted operating income (3):
AMS	$58,467	$46,193	$40,478
ATS	25,923	22,002	20,244
General corporate expenses	(15,279)	(20,289)	(12,737)
	69,111	47,906	47,985
Amortization of acquired intangibles
AMS	(2,134)	(2,154)	(1,982)
ATS	(11,644)	(6,742)	(5,748)
Share based compensation
AMS	(1,488)	—	—
ATS	(1,851)	—	—
Corporate	(3,433)	—	—
Restructuring charges - ATS	(3,214)	(3,124)	—
Acquired in-process research and development—AMS	—	—	(420)
—ATS	—	(2,974)	(3,800)
Current period impact of acquisition related adjustment to inventory—ATS	(1,088)	(840)	—
Interest expense	(608)	(895)	(1,403)
Other income (expense), net	1,666	1,844	(1,711)
Income from continuing operations before income taxes	$45,317	$33,021	$32,921

(1)             Restated for the transfer of the Motion Control Systems business from ATS to AMS due to an internal reorganization in fiscal 2006.  Sales and operating income for the Motion Control Systems business was $14.9 million and $816,000, respectively, for the year ended June 30, 2005.

(2)             Restated for the transfer of the Motion Control Systems business from ATS to AMS due to an internal reorganization in fiscal 2006.  Sales and operating loss for the Motion Control Systems business was $14.4 million and $1.6 million, respectively, for the year ended June 30, 2004.

(3)             Management evaluates the operating results of the two segments based upon reported operating income, before cost related to amortization of acquired intangibles, share based compensation, restructuring charges, acquired in-process research and development charges and the impact of acquisition related adjustments to inventory.

The following table sets forth certain items from our statement of earnings as a percentage of net sales for the periods indicated.

	Years Ended June 30,
	2006	2005	2004

Net sales	100.0%	100.0%	100.0%
Cost of sales	53.2	52.8	53.5
Gross profit	46.8	47.2	46.5

Operating expenses:
Selling, general and administrative costs	22.5	24.5	22.9
Research and development costs	13.8	13.3	12.0
Amortization of acquired intangibles	2.5	1.9	1.9
Acquired in-process research and development	—	0.6	1.0
Total operating expenses	38.8	40.3	37.8

Operating income	8.0	6.9	8.7

Other income (expense), net	0.2	0.2	(0.8)

Income before income taxes	8.2	7.1	7.9
Provision for income taxes	3.1	3.1	3.0

Income from continuing operations	5.1	4.0	4.9
Discontinued operations	—	(0.3)	(2.0)
Cumulative effect of change in accounting principle	(0.2)	—	—
Net income	4.9%	3.7%	2.9%

Fiscal Year Ended June 30, 2006 Compared to Fiscal Year Ended June 30, 2005

Net Sales.  Net sales increased 19% to $551.8 million in fiscal 2006 from $463.4 million in fiscal 2005.   On a consolidated basis, organic growth was 10%. (Revenues for business units in operation throughout fiscal 2006 and fiscal 2005)

Net sales in the microelectronic solutions (“AMS”) segment increased 16%, all of which was organic, to $241.0 million in fiscal 2006 from $207.9 million in fiscal 2005 due to increased sales volume of components, microelectronic modules and integrated circuits.  Net sales in the test solutions (“ATS”) segment increased 22% to $310.8 million in fiscal 2006 from $255.5 million in fiscal 2005.  Organic growth in ATS was 6% with the balance due to the addition of sales from our fourth quarter fiscal 2005 acquisitions of JcAIR and SPG.

Gross Profit.  Gross profit equals net sales less cost of sales.  Cost of sales includes materials, direct labor and overhead expenses such as engineering labor, fringe benefits, allocable occupancy costs, depreciation and manufacturing supplies.

On a consolidated basis, gross profit was 46.8% in fiscal 2006 compared to 47.2% in fiscal 2005.  Fiscal 2006 included an adjustment of $3.9 million to the estimate to complete a contract in our radar division and restructuring costs of $1.1 million that are included in cost of sales, that had the effect of reducing gross profit margins by 90 basis points.

Fiscal Year
Ended
June 30,		% of		% of		% of
(In thousands)	AMS	sales	ATS	sales	Total	sales
2006	$120,492	50.0%	$137,926	44.4%	$258,418	46.8%
2005	$102,818	49.5%	$115,794	45.3%	$218,612	47.2%

Gross profit increased $17.7 million, or 17%, and gross margins improved 50 basis points in the AMS segment primarily as a result of the increased sales volume and increased margins in our microelectronic modules and integrated circuits business, partially offset by reduced margins in our components business.  Gross profit increased $22.1 million, or 19%, in the ATS segment primarily as a result of the increased sales volume, partially offset by reduced margins in our wireless test solutions and radar test systems business.  ATS gross margins reduced 90 basis points due to $1.1 million of restructuring costs in our UK wireless business and a $3.9 million adjustment to the estimate to complete a contract in the radar business.

Selling, General and Administrative Costs.  Selling, general and administrative costs include office and management salaries, fringe benefits, commissions, insurance and professional fees.  On a consolidated basis, these costs decreased 200 basis points as a percentage of sales.

Fiscal Year
Ended
June 30,		% of		% of			% of
(In thousands)	AMS	sales	ATS	sales	Corporate	Total	sales
2006	$38,540	16.0%	$67,229	21.6%	$18,712	$124,481	22.5%
2005	$33,213	16.0%	$59,769	23.4%	$20,289	$113,271	24.5%

Selling, general and administrative costs increased $5.3 million, or 16%, in the AMS segment due primarily to general increases in expenses related to the increase in sales and the recognition of share based compensation of $1.4 million.  Selling, general and administrative costs increased $7.5 million, or 12%, in the ATS segment primarily as a result of our fiscal 2005 fourth quarter acquisitions of JcAIR and SPG, restructuring charges of $2.1 million related to our consolidation of our three United Kingdom operations into one division and share based compensation of $1.3 million, offset, partially, by reduced expenditures as a result of restructuring activities.  Corporate selling, general and administrative expenses decreased $1.6 million due primarily to reductions in external Sarbanes Oxley compliance related expenses of $5.3 million, partially offset by stock based compensation of $3.4 million.

In fiscal 2006, we initiated strategic plans to consolidate three of our United Kingdom operations into one division in our Test Solutions business segment.  In connection with this restructuring, we recorded charges of $2.1 million in the fiscal year ended June 30, 2006 for workforce reductions, primarily in management, engineering and sales.  The restructuring charge is expected to generate savings of approximately $5.0 million per year, about $1.5 million of savings were realized in fiscal 2006.

Research and Development Costs.   Research and development costs include materials, engineering labor and allocated overhead.

Fiscal Year
Ended
June 30,		% of		% of		% of
(In thousands)	AMS	sales	ATS	sales	Total	sales
2006	$24,974	10.4%	$50,926	16.4%	$75,900	13.8%
2005	$23,412	11.3%	$37,987	14.9%	$61,399	13.3%

Self-funded research and development costs increased $1.6 million, or 7%, in the AMS segment primarily due to the increased development of integrated circuits.  Research and development costs increased $12.9 million, or 34%, in the ATS segment primarily due to the addition of the expense of SPG ($9.3 million) and the development of a radar tracking system ($5.2 million).

Amortization of Acquired Intangibles.   Amortization increased $4.9 million, or 55%, to $13.8 million, primarily due to the acquisitions of JcAIR and SPG in the fourth quarter of fiscal 2005.

Other Income (Expense).   Interest expense was $608,000 in fiscal 2006 and $895,000 in fiscal 2005.  Other income of $1.7 million in fiscal 2006 consisted primarily of $1.1 million of interest income.  Other income of $1.8 million in fiscal 2005 consisted primarily of $1.7 million of interest income.   Interest expense decreased in fiscal 2006 due to lower outstanding debt.  The decline in interest income was due to the lower balances in cash, cash equivalents and marketable securities due to our fourth quarter fiscal 2005 acquisitions.

Provision for Income Taxes.   The income tax provision was $17.2 million (an effective income tax rate of 38.0%) in fiscal 2006 and $14.4 million (an effective income tax rate of 43.5%) in fiscal 2005.  The effective income tax rate for the two periods differed from the amount computed by applying the U.S. Federal income tax rate to income before income taxes primarily due to foreign, state and local income taxes, and research and development credits, non-repatriated foreign earnings and non-deductible in-process research and development costs. The primary difference in rates between the two years is due to a manufacturing credit in 2006 and a non deductible in-process research and development charge in 2005.

Income from Continuing Operations.   Income from continuing operations for the year ended June 30, 2006 was $28.1 million, or $.37 per diluted share, versus $18.6 million, or $.25 per diluted share, in 2005.  Fiscal 2006 income from continuing operations included a $6.8 million ($4.2 million after tax) charge for share based compensation in fiscal 2006 (for which there was no comparable expense in the prior year).  Fiscal 2005 income from continuing operations included a $3.0 million charge ($3.0 million, net of tax) for in-process research and development related to the acquisitions of JcAIR, and SPG.

Cumulative Effect of Change in Accounting Principle.  The Company adopted FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47) in the fourth quarter of fiscal 2006.  The adoption of FIN 47 resulted in the recognition of a fixed asset and asset retirement obligation liability for certain leased premises of $2.4 million each, accumulated depreciation of $1.6 million and an after tax charge of $1.1 million, which is reflected as a cumulative change in accounting principle in the Consolidated Statements of Earnings.

Fiscal Year Ended June 30, 2005 Compared to Fiscal Year Ended June 30, 2004

Net Sales.   Net sales increased 12% to $463.4 million in fiscal 2005 from $414.1 million in fiscal 2004.   Net sales in the microelectronic solutions (“AMS”) segment increased 16% to $207.9 million in fiscal 2005 from $178.9 million in fiscal 2004 due primarily to the inclusion of MCE, acquired in September 2003, for a full year versus ten months in fiscal 2004, together with organic growth in MCE and also as a result of increased sales of our microelectronic modules and integrated circuits.   Net sales in the test solutions (“ATS”) segment increased 9% to $255.5 million in fiscal 2005 from $235.2 million in fiscal 2004 primarily due to increased sales in our wireless communication test products business, and, to a lesser degree, sales from the JcAIR and SPG businesses which were acquired in the fourth quarter of fiscal 2005.

Gross Profit.

Fiscal Year
Ended
June 30,		% of		% of		% of
(In thousands)	AMS	sales	ATS	sales	Total	sales
2005	$102,818	49.5%	$115,794	45.3%	$218,612	47.2%
2004	$86,020	48.1%	$106,672	45.4%	$192,692	46.5%

Gross profit increased $16.8 million, or 20%, in the AMS segment primarily as a result of the effect of the acquisition of MCE in September 2003, organic growth of volume of MCE from fiscal 2004 and an increase in sales in our microelectronic modules and integrated circuits businesses.  Gross profit increased $9.1 million, or 9%, in the ATS segment primarily as a result of increased sales and margins in our wireless communications test products business and, to a lesser degree, the contribution of the JcAIR and SPG businesses.

Selling, General and Administrative Costs.

Fiscal Year
Ended
June 30,		% of		% of			% of
(In thousands)	AMS	sales	ATS	sales	Corporate	Total	sales
2005	$33,213	16.0%	$59,769	23.4%	$20,289	$113,271	24.5%
2004	$29,556	16.5%	$52,442	22.3%	$12,737	$94,735	22.9%

Selling, general and administrative costs increased $3.7 million, or 12%, in the AMS segment due primarily to the addition of the expenses of MCE for a full year versus ten months in fiscal 2004 and increased commissions resulting from increased sales.  Selling, general and administrative costs increased $7.3 million, or 14%, in the ATS segment due primarily to restructuring charges of $3.1 million in our European operations, $1.3 million due to the addition of the expenses of JcAIR and SPG and $1.2 million due to the full year impact of RIWS in fiscal 2005 versus eleven months in fiscal 2004.  Corporate selling, general and administrative expenses increased $7.6 million due primarily to increased compensation expense, professional fees of $7.1 million and insurance expense.

Research and Development Costs.

Fiscal Year
Ended
June 30,		% of		% of		% of
(In thousands)	AMS	sales	ATS	sales	Total	sales
2005	$23,412	11.3%	$37,987	14.9%	$61,399	13.3%
2004	$15,985	8.9%	$33,987	14.5%	$49,972	12.0%

Self funded research and development costs increased $7.4 million, or 46%, in the AMS segment primarily due to the increased development cost associated with field programmable gate arrays ($3.8 million) and microelectronic modules ($1.4 million) and to a lesser degree, the inclusion of MCE for a full year versus ten months in fiscal 2004 ($1.2 million).  Research and development costs increased $4.0 million, or 12%, in the ATS segment primarily due to the addition of the developmental expenses for wireless communication test equipment, which is expected to continue to have higher research and development costs.

Amortization of Acquired Intangibles.   Amortization increased $1.2 million, or 15%, to $8.9 million due primarily to the acquisitions of JcAIR and SPG.

Acquired In-Process Research and Development.  In connection with the acquisition of SPG, we allocated $2.8 million of the purchase price to incomplete research and development projects.  In connection with the acquisition of JcAIR, we allocated $200,000 of the purchase price to incomplete research and development projects.  These allocations represented the estimated fair value of such incomplete research and development projects, at the acquisition date, based on future cash flows that have been adjusted by the respective projects’ completion percentage.   At the respective acquisition dates, the development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses.  Accordingly, we expensed these costs as of the respective acquisition dates in accordance with accounting principles generally accepted in the United States of America.

Other Income (Expense).   Interest expense was $895,000 in fiscal 2005 and $1.4 million in fiscal 2004.  Other income of $1.8 million in fiscal 2005 consisted primarily of $1.7 million of interest income.  Other expense of $1.7 million in fiscal 2004 consisted primarily of $2.0 million of foreign currency transaction losses partially offset by interest income of $456,000.  Interest expense decreased in fiscal 2005 due to lower borrowings. Foreign currency transaction losses decreased primarily due to foreign currency contract strategies that we employed in fiscal 2005.  Interest income increased primarily due to higher average levels of cash, cash equivalents and marketable securities.

Provision for Income Taxes.   The income tax provision was $14.4 million (an effective income tax rate of 43.5%) in fiscal 2005 and $12.5 million (an effective income tax rate of 37.8%) in fiscal 2004.  The effective income tax rate for the two periods differed from the amount computed by applying the U.S. Federal income tax rate to income before income taxes primarily due to foreign, state and local income taxes, research and development credits and non-deductible in-process research and development costs.  The primary difference in rates between the two years is due to the increase in domestic income relative to foreign income and a valuation allowance recorded on foreign losses.   Domestic income is taxed at higher effective tax rates than foreign income which increases the overall global tax rate.

Income from Continuing Operations.   Income from continuing operations for the year ended June 30, 2005 was $18.6 million, or $.25 per diluted share, versus $20.5 million, or $.29 per diluted share, in 2004.  Fiscal 2005 income from continuing operations included a $3.0 million charge ($3.0 million, net of tax) for in-process research and development related to the acquisitions of JcAIR and SPG.  Fiscal 2004 income from continuing operations included a $4.2 million charge ($3.9 million, net of tax) for in-process research and development related to the acquisitions of MCE, RIWS and Celerity.

Liquidity and Capital Resources

As of June 30, 2006, we had $209.1 million of working capital which includes $38.7 million of cash and short term investments.  Our current ratio was 2.8 to 1 at June 30, 2006.  On March 21, 2006, we executed a loan agreement with four banks which replaced a previous $50 million loan agreement.  The unsecured multi-currency revolving credit facility increased our line of credit to $100 million through March 2011.  Approximately $11.0 million in letters of credit issued under the previous facility constitute letters of credit issued under the new facility.  Under certain circumstances, upon our request, the commitments under the credit facility may be increased by an additional $50 million to $150 million.  The interest rates on borrowings under this agreement are at varying rates depending on certain financial ratios with the current rate substantially equivalent to LIBOR plus ..575% (5.9% at June 30, 2006) on the revolving credit borrowings.  We are required to pay an annual facility fee of .175% on the entire credit line.

The terms of the loan agreement, as amended in August 2006, require compliance with certain financial covenants including maintenance of various financial ratios, limitations on indebtedness, treasury stock repurchases and prohibition of the payment of cash dividends.   The amendment increased the amount we can expend for the stock repurchases by $30.0 million to approximately $40.0 million as of the date of the amendment.  We are currently in full compliance with all of the covenants contained in the loan agreement.  At June 30, 2006 our available unused line of credit was approximately $89.0 million after consideration of outstanding letters of credit.  We expect to be in compliance with all covenants for the foreseeable future.

On July 31, 2003, we acquired RIWS for cash of $38 million and a deferred payment of up to $16.5 million in either cash or Aeroflex common stock, at our option, depending on RIWS achieving certain performance goals for the year ending July 31, 2004.  Although we believe that the performance goals have not been met, the determination is not final.

In fiscal 2006, our cash flow from operations provided $36.7 million, primarily from our continued profitability offset by increases in accounts receivable ($21.5 million) and inventory ($11.7 million) due to increased sales.  In fiscal 2006, our investing activities used cash of $42.6 million principally for net purchases of marketable securities ($28.3 million) and capital expenditures ($15.5 million).  In fiscal 2006, our financing activities provided $3.7 million principally from the proceeds on the exercise of stock options.

We believe that existing cash and short term investments, coupled with internally generated funds and available lines of credit will be sufficient for our working capital requirements, capital expenditure needs and the servicing of our debt for the foreseeable future.  One of our pension plans currently is unfunded by $17.2 million, but is expected to be funded from the cash surrender value of life insurance policies that are being held in a rabbi trust valued at $6.3 million as of June 30, 2006.  We do not believe that our funding of the pension obligations remaining after application of such policy proceeds will be material in the near term.  Our cash, short term investments and available lines of credit are available to fund acquisitions, for share repurchases under a board approved program and for other potential large cash needs that may arise.  Since July 1, 2006, we repurchased 1.8 million shares for $17.2 million through September 11, 2006, from available cash funds.

Contractual Obligations

The following table summarizes our obligations and commitments to make future payments under debt, operating leases, and employment contracts as of June 30, 2006:

	Payments due by period
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(In thousands)
Long-term debt	$4,165	$607	$2,471	$702	$385
Operating leases	35,337	8,174	10,579	5,607	10,977
Employment contracts	5,855	2,384	2,873	598	—
Total	$45,357	$11,165	$15,923	$6,907	$11,362

The operating lease commitments shown in the above table have not been reduced by future minimum sub-lease rentals of $3.0 million.

In the normal course of business, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment.  None of these obligations are individually significant.  We do not expect that these commitments, as of June 30, 2006, will have a material adverse affect on our liquidity.

Legal Proceedings

We are involved in various routine legal matters.  We believe the outcome of these matters will not have a material adverse effect on our consolidated financial statements.

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

Revenue and Cost Recognition Under Long-Term Contracts

We recognize revenue when persuasive evidence of an arrangement exists, the selling price is fixed or determinable and collectibility of the resulting receivable is reasonably assured.

For arrangements other than certain long-term contracts, revenue (including shipping and handling fees) is recognized when products are shipped and title has passed to the customer. If title does not pass until the product reaches the customer’s delivery site, then recognition of the revenue is deferred until that time. Certain of our sales are to distributors which have a right to return some portion of product within eighteen months of sale.  We recognize revenue on these sales at the time of shipment to the distributor as the returns under these arrangements have been insignificant and can be reasonably estimated.  An estimate of such returns is recorded at the time sales are recognized.

Long-term contracts are accounted for in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production type Contractors.” We determine estimated contract profit rates and use the percentage-of-completion method to recognize revenues and associated costs as work progresses on certain long-term contracts. We measure the extent of progress toward completion generally based upon one of the following methods (based upon an assessment of which method most closely aligns to the underlying earnings process): (i) the units-of-delivery method, (ii) the cost-to-cost method, using the ratio of contract costs incurred as a percentage of total estimated costs at contract completion (based upon engineering and production estimates), or (iii) the achievement of contractual milestones. Provisions for anticipated losses or revisions in estimated profits on contracts-in-process are recorded in the period in which such anticipated losses or revisions become evident.

Revenue from sales of products where software is other than incidental to their performance, including related software support and maintenance contracts is recognized in accordance with SOP-97-2, “Software Revenue Recognition.”

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market.  Inventory levels are maintained in relation to expected sales volumes.  We periodically evaluate the net realizable value of our inventory.  Numerous analyses are applied including lower of cost or market analysis, forecasted sales requirements and forecasted warranty requirements.  After taking these and other factors into consideration, such as technological changes, age and physical condition, appropriate adjustments are recorded to the inventory balance.  If actual conditions differ from our expectation, then inventory balances may be over or under valued, which could have a material effect on our results of operations and financial condition.

Purchase Accounting and Recoverability of Long-Lived and Intangible Assets

Determining the fair value of certain assets and liabilities acquired in a business combination is judgmental in nature and often involves the use of significant estimates and assumptions.  There are various methods used to estimate the value of tangible and intangible assets acquired, such as discounted cash flow and market multiple approaches.  Some of the more significant estimates and assumptions inherent in the two approaches include:  projected future cash flows (including timing); discount rate reflecting the risk inherent in the future cash flows; perpetual growth rate; determination of appropriate market comparables; and the determination of whether a premium or a discount should be applied to comparables.  There are also judgments made to determine the expected useful lives assigned to each class of assets and liabilities acquired. Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed. We perform an assessment of whether there is an indication that goodwill is impaired on an annual basis unless events or circumstances warrant a more frequent assessment. The impairment assessment involves, among other things, an estimation of the fair value of each of our reporting units. This estimate is made by an independent evaluation expert using both a market value approach and an income based approach. Such estimates are inherently subjective, and subject to change in future periods.

In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in the impairment of goodwill and other long lived assets, as well as a reduction in the useful lives of such depreciable or amortizable long lived assets. Impairment charges and the reduction in useful lives could have a material impact on our results of operations and financial conditions.

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

If our actual results are not as favorable as the forecasted results used in our impairment reviews of goodwill and other long-lived assets, impairment charges may be necessary which could have a material effect on our results of operations and financial condition.

Although we did not experience impairment of goodwill and other long lived assets during fiscal 2006, in response to recent operating results in certain businesses within our test solutions segment (which has goodwill of approximately $117 million at June 30, 2006), we may conduct another impairment review prior to June 30, 2007.

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

Income Taxes

Significant judgment is required in determining our worldwide income tax expense provision.  In the ordinary course of a global business, there are many transactions and calculations where the ultimate tax outcome is uncertain.  Some of these uncertainties arise as a consequence of revenue sharing and cost reimbursement arrangements among related entities, the process of identifying items of revenue and expense that qualify for preferential tax treatment and segregation of foreign and domestic income and expense to avoid double taxation.  No assurance can be given that the final tax outcome of these matters will not be different than that which is reflected in our historical income tax provisions and accruals.  Such differences could have a material effect on our income tax provision and net earnings in the period in which such determination is made.

We record a valuation allowance to reduce our deferred tax assets to the amounts of future tax benefit that is more likely than not to be realized.  While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, there is no assurance that sufficient taxable income will be generated in future years or that tax strategies will continue to be prudent.  Accordingly, the valuation allowance might need to be increased to cover additional deferred tax assets that may not be realizable.  Any increase in the valuation allowance could have a material adverse impact on our income tax provision and net earnings in the period in which such determination is made.

Share-Based Compensation

With the adoption of SFAS No. 123(R) on July 1, 2005, we are required to record the fair value of share based compensation awards as an expense.  In order to determine the fair value of stock options on the date of grant, the Company utilizes the Black-Scholes option-pricing model.  Inherent in this model are assumptions related to expected stock price volatility, option life, risk-free interest rate and dividend yield.  Expected volatilities are based on historical volatility of our shares using daily price observations over a period consistent with the expected life.  We use the safe harbor guidance in SAB 107 to estimate the expected life of options granted during fiscal 2006.  The risk-fee rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods similar to the expected life.  While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock price volatility and option life assumptions require a greater level of judgment which makes them critical accounting estimates.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have material current or future effect upon our financial condition or results of operations.

Issued But Not Adopted Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which (a) establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle, (b) addresses the reporting of a correction of an error by restating previously issued financial statements, and (c) is effective in fiscal years beginning after December 15, 2005. This statement will have no effect on our consolidated financial statements when adopted on July 1, 2006.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for fiscaI years beginning after December 15, 2006. We are in the process of evaluating the impact FIN 48 will have on our consolidated financial statments.

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

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates and to foreign currency exchange rates.  Most of our debt is at fixed rates of interest or at a variable rate with an interest rate swap agreement which effectively converts the variable rate debt into fixed rate debt.  Therefore, if market interest rates increase by 10% from levels at June 30, 2006, the effect on our net income as well as the fair value of our swap would be insignificant.  Most of our invested cash, cash equivalents and marketable securities are at variable rates of interest.  If market interest rates decrease by 10 percent from levels at June 30, 2006, the effect on our net income would be insignificant.  If foreign currency exchange rates (primarily the British Pound and the Euro) change by 10% from levels at June 30, 2006, the effect on our other comprehensive income would be approximately $17.1 million.  Foreign currency contracts are used to protect us from short term fluctuations in exchange rates principally related to outstanding trade receivables.  We periodically enter into foreign currency contracts, which are not designated as hedges, and the change in fair value is included in income currently, within other income (expense).  As of June 30, 2006, we had $2.6 million of notional value foreign currency forward contracts maturing through September 2006.  Notional amounts do not quantify risk or represent assets or liabilities, but are used in the calculation of cash settlements under the contracts.  The fair value of these contracts at June 30, 2006 was immaterial.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data listed in the accompanying Index to Financial Statements and Schedules are attached as part of this report.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A—CONTROLS AND PROCEDURES

(a)           Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  The effectiveness of our disclosure controls and procedures is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate errors or misconduct completely.  As a result, there can be no assurance that our disclosure controls and procedures will detect all errors or fraud.  By their nature, any system of internal control, including our system, can provide only reasonable assurance regarding management’s control objectives.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2006, the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2006.

(b)           Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act, as amended).

Under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, our management has concluded that, as of June 30, 2006, our internal control over financial reporting was effective.

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

There were no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B—OTHER INFORMATION

None.

PART III

The information required by items 10, 11, 12, 13 and 14 of Part III is incorporated by reference to our definitive proxy statement in connection with our Annual Meeting of Stockholders scheduled to be held on November 9, 2006.  The proxy statement is to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year ended June 30, 2006.

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           See index to Financial Statements at beginning of attached financial statements.

(b)           Exhibits

3.1	Certificate of Incorporation, as amended. (Incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended September 30, 2001).

3.2	By-Laws, as amended. (Incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 8-K filed on August 17, 2005).

4.1	Rights agreement, dated as of August 13, 1998, between Aeroflex Incorporated and American Stock Transfer Company (Incorporated by reference to Exhibit 4 to report on Form 8-K filed August 14, 1998).

4.2	Code of ethics for Chairman, Chief Executive Officer and Senior Financial Officers of Aeroflex Incorporated.

10.1

Fifth Amended and Restated Loan and Security Agreement dated as of February 14, 2003 among the Registrant, certain of its subsidiaries, JPMorgan Chase Bank and Fleet National Bank. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended December 31, 2002).

10.2

Eighth Amendment Agreement dated March 21, 2006, between and among Aeroflex Incorporated, and certain of its domestic subsidiaries, Bank of America, N.A. as the Fronting Bank and Administrative Agent and JPMorgan Chase Bank, N.A., as Syndication Agent (incorporated by reference to Exhibit 10.3 of Form 8-K filed on March 27, 2006).

10.3

Credit Agreement, dated March 21, 2006, between and among Aeroflex Incorporated, Aeroflex Test Solutions Limited, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent Incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed on March 27, 2006).

10.4

Guarantee Agreement, dated March 21, 2006, between Aeroflex Incorporated and certain of its domestic subsidiaries, and JPMorgan Chase Bank, N.A., as Administrative Agent Incorporated by reference to Exhibit 10.2 of Form 8-K filed on March 27, 2006).

10.5

First Amendment Agreement, dated August 28, 2006, to the Credit Agreement, by and among Aeroflex Incorporated, Aeroflex Test Solutions, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.1 of Report on Form 8-K filed on September 1, 2006).

10.6	1994 Non-Qualified Stock Option Plan. (Incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K for the year ended June 30, 1994).

10.7	1994 Outside Directors Stock Option Plan. (Incorporated by reference to Exhibit 10.3 of Annual Report on Form 10-K for the year ended June 30, 1994).

10.8	Employment Agreement between Aeroflex Incorporated and Harvey R. Blau. (Incorporated by reference to Exhibit 10.1 to Report on Form 10-Q for the quarter ended March 31, 1999).

10.9	Employment Agreement between Aeroflex Incorporated and Michael Gorin. (Incorporated by reference to Exhibit 10.2 to Report on Form 10-Q for the quarter ended March 31, 1999).

10.10	Employment Agreement between Aeroflex Incorporated and Leonard Borow. (Incorporated by reference to Exhibit 10.3 to Report on Form 10-Q for the quarter ended March 31, 1999).

10.11	1996 Stock Option Plan. (Incorporated by reference to Exhibit A to Definitive schedule 14A filed September 30, 1996).

10.12	1998 Stock Option Plan. (Incorporated by reference to Exhibit 10 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

10.13	1999 Stock Option Plan. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8, Registration Statement #333-31654).

10.14	Key Employee Stock Option Plan. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8, Registration Statement #333-53622).

10.15	2000 Stock Option Plan, as amended. (Incorporated by reference to Exhibit 4 to Registration Statement on Form S-8, #333-97027).

10.16	2002 Stock Option Plan. (Incorporated by reference to Exhibit 4 to Registration Statement on Form S-8, #333-97029).

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

10.23	Aeroflex Incorporated Key Employee Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.19 to Form 10-K for the fiscal year ended June 20, 2001).

10.24	Trust Under Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.20 to Form 10-K for the fiscal year ended June 30, 2001).

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

10.29	Form of Warrant Exchange Agreement. (Incorporated by reference to Exhibit 99.2 of Report on Form 8-K filed July 2, 2003).

10.30	Form of MCE Shareholders’ Agreement. (Incorporated by reference to Exhibit 99.3 of Report on Form 8-K filed July 2, 2003).

10.31	Employment Agreement between Aeroflex Incorporated and John Adamovich, Jr., dated November 9, 2005. (Incorporated by reference to Exhibit 10.1 of Report on Form 8-K filed on November 15, 2005).

10.32

Stock Purchase Agreement dated as of July 31, 2003, by and among Racal Instruments Group Limited, Aeroflex and IFR Systems Limited, a wholly-owned subsidiary of Aeroflex Incorporated. (Incorporated by reference to Exhibit 99.1 to Report on Form 8-K dated July 31, 2003).

10.33

Asset Purchase Agreement dated as of July 31, 2003, by and between Racal Instruments Inc. and Aeroflex Incorporated. (Incorporated by reference to Exhibit 99.2 to Report on Form 8-K dated July 31, 2003).

10.34

Asset Purchase Agreement dated as of July 31, 2003, by and among Racal Instruments Group Limited and Aeroflex Incorporated. (Incorporated by reference to Exhibit 99.3 to Report on Form 8-K dated July 31, 2003).

10.35	Employment Agreement between Aeroflex Incorporated and Carl Caruso dated November 6, 2003. (Incorporated by reference to Exhibit 10.2 to Report on Form 10-Q for the quarter ended December 31, 2003).

10.36

Employment Agreement between Aeroflex Incorporated and Charles Badlato dated November 6, 2003. (Incorporated by reference to Exhibit 10.1 to Report on Form 10-Q for the quarter ended December 31, 2003).

10.37

Amendment No. 4 to Employment Agreement between Aeroflex Incorporated and Harvey R. Blau dated as of May 13, 2004. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2004).

10.38

Amended No. 4 to Employment Agreement between Aeroflex Incorporated and Michael Gorin dated as of May 13, 2004. (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2004).

10.39

Amendment No. 4 to Employment Agreement between Aeroflex Incorporated and Leonard Borow dated May 13, 2004. (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2004).

10.40	Amendment No. 1 to Employment Agreement between Aeroflex Incorporated and Carl Caruso dated March 11, 2005. (Incorporated by reference to Exhibit 10.1 of Report on Form 8-K filed March 31, 2005).

10.41

Sale and Purchase Agreement, dated as of May 23, 2005, between UbiNetics Holdings Limited and Aeroflex Test Solutions Limited. (Incorporated by reference to Exhibit 10.1 to Report on Form 8-K filed May 27, 2005).

10.42	Deed of Guarantee, dated as of May 23, 2005, made between Aeroflex Incorporated and UbiNetics Holdings Limited. (Incorporated by reference to Exhibit 10.2 to Report on Form 8-K filed May 27, 2005).

10.43	Amendment No. 5 to Employment Agreement between Aeroflex Incorporated and Harvey R. Blau dated August 17, 2005. (Incorporated by reference to Exhibit 10.1 to Report on Form 8-K filed August 17, 2005).

10.44	Amendment No. 5 to Employment Agreement between Aeroflex Incorporated and Michael Gorin dated August 17, 2005. (Incorporated by reference to Exhibit 10.2 to Report on Form 8-K filed August 17, 2005).

10.45	Amendment No. 5 to Employment Agreement between Aeroflex Incorporated and Leonard Borow dated August 17, 2005. (Incorporated by reference to Exhibit 10.3 to Report on Form 8-K filed August 17, 2005).

10.46	Consulting and Retirement Agreement between Aeroflex Incorporated and Michael Gorin dated August 17, 2005. (Incorporated by reference to Exhibit 10.4 to Report on Form 8-K filed August 17, 2005).

21	The following is a list of the Registrant’s subsidiaries as of June 30, 2006:

Jurisdiction of
Name	Incorporation
Aeroflex Cambridge, Ltd.	England
Aeroflex Colorado Springs, Inc.	Delaware
Aeroflex / Inmet, Inc.	Michigan
Aeroflex International Ltd.	England
Aeroflex / KDI, Inc.	Michigan
Aeroflex / Metelics, Inc.	California
Aeroflex Microelectronics Solutions, Inc.	Michigan
Aeroflex Plainview, Inc.	Delaware
Aeroflex Powell, Inc.	Ohio
Aeroflex Systems Corp.	Delaware
Aeroflex / Weinschel, Inc.	Michigan
Aeroflex Wichita, Inc.	Delaware
Europtest, S.A.	France
MCE Technologies (Nanjing) Co., Ltd.	China
Racal Instruments Wireless Solutions Limited	England

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chairman of the Board pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Operating Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.4	Certification of Principal Accounting Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aeroflex Incorporated
Date: September 12, 2006
	By:	/s/ HARVEY R. BLAU
Harvey R. Blau, Chairman and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

/s/ Harvey R. Blau	Chairman of the Board	September 12, 2006
Harvey R. Blau	(Chief Executive Officer)

/s/ Leonard Borow	President, Chief Operating Officer,	September 12, 2006
Leonard Borow	Secretary and Director

/s/ John Adamovich, Jr.	Senior Vice President and	September 12, 2006
John Adamovich, Jr.	Chief Financial Officer

/s/ Charles Badlato	Vice President - Treasurer and	September 12, 2006
Charles Badlato	Assistant Secretary
(Principal Accounting Officer)

/s/ Paul Abecassis	Director	September 12, 2006
Paul Abecassis

/s/ John F. Benedik	Director	September 12, 2006
John F. Benedik

/s/ Milton Brenner	Director	September 12, 2006
Milton Brenner

/s/ Ernest E. Courchene, Jr.	Director	September 12, 2006
Ernest E. Courchene, Jr.

/s/ Michael A. Nelson	Director	September 12, 2006
Michael A. Nelson

/s/ Joseph Pompeo	Director	September 12, 2006
Joseph Pompeo

/s/ Barton D. Strong	Director	September 12, 2006
Barton D. Strong

AEROFLEX INCORPORATED

AND SUBSIDIARIES

FINANCIAL STATEMENTS AND SCHEDULES

COMPRISING ITEM 8 OF ANNUAL REPORT ON FORM 10-K

TO SECURITIES AND EXCHANGE COMMISSION

AS OF JUNE 30, 2006 AND 2005

AND FOR THE YEARS

ENDED JUNE 30, 2006, 2005 AND 2004

FINANCIAL STATEMENTS AND SCHEDULES

All other schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Aeroflex Incorporated:

We have audited management’s assessment, included in the accompanying Item 9A(b), Management’s Report on Internal Control Over Financial Reporting, that Aeroflex Incorporated (the Company) maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Aeroflex Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Aeroflex Incorporated maintained effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Aeroflex Incorporated maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Aeroflex Incorporated and subsidiaries as of June 30, 2006 and 2005, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2006, and our report dated September 12, 2006, expressed an unqualified opinion on those consolidated financial statements. Our report, dated September 12, 2006, refers to the Company’s adoption of FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, effective June 30, 2006, and the adoption of Statement of Financial Accounting Standards No. 123(R) Share-Based Payment, effective July 1, 2005.

Melville, New York
September 12, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Aeroflex Incorporated:

We have audited the accompanying consolidated balance sheets of Aeroflex Incorporated and subsidiaries as of June 30, 2006 and 2005, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2006. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 15(a)2.  These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aeroflex Incorporated and subsidiaries as of June 30, 2006, and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2006, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the consolidated financial statements, the Company adopted the provisions of FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, effective June 30, 2006. Also, as discussed in notes 1 and 9 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective July 1, 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Aeroflex Incorporated’s internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 12, 2006, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

Melville, New York
September 12, 2006

Aeroflex Incorporated
and Subsidiaries

Consolidated Balance Sheets
(In thousands)

	June 30,	June 30,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$10,387	$12,974
Marketable securities	28,332	—
Accounts receivable, less allowance for doubtful accounts of $1,350 and $1,210	120,296	101,317
Inventories	133,420	118,906
Deferred income taxes	24,732	18,499
Prepaid expenses and other current assets	11,187	11,107
Total current assets	328,354	262,803
Property, plant and equipment, net	77,940	78,195
Other assets	14,276	13,537
Intangible assets with definite lives, net	54,215	67,266
Goodwill	163,237	168,048
Total assets	$638,022	$589,849

See notes to consolidated financial statements

Aeroflex Incorporated
and Subsidiaries

Consolidated Balance Sheets
(continued)
(In thousands, except per share data)

	June 30,	June 30,
	2006	2005
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$607	$634
Accounts payable	37,832	35,907
Advance payments by customers	21,128	15,183
Income taxes payable	9,162	3,657
Accrued payroll and related expenses	17,440	15,222
Accrued expenses and other current liabilities	33,046	30,451
Total current liabilities	119,215	101,054
Long-term debt	3,558	4,190
Deferred income taxes	4,631	17,146
Other long-term liabilities	22,948	23,479
Total liabilities	150,352	145,869
Stockholders’ equity:
Preferred stock, par value $.10 per share; authorized 1,000 shares Series A Junior Participating Preferred Stock, par value $.10 per share, authorized 110 shares; none issued	—	—
Common stock, par value $.10 per share; authorized 110,000 shares; issued and outstanding 75,270 and 74,618 shares	7,527	7,462
Additional paid-in capital	384,870	372,666
Accumulated other comprehensive income	13,468	9,020
Retained earnings	81,805	54,846
	487,670	443,994
Less: Treasury stock, at cost (4 shares)	—	14
Total stockholders’ equity	487,670	443,980
Total liabilities and stockholders’ equity	$638,022	$589,849

See notes to consolidated financial statements

Aeroflex Incorporated
and Subsidiaries

Consolidated Statements of Earnings
(In thousands, except per share data)

	Years Ended June 30,
	2006	2005	2004
Net sales	$551,846	$463,371	$414,101
Cost of sales (including restructuring charges of $1,101 in 2006)	293,428	244,759	221,409
Gross profit	258,418	218,612	192,692
Selling, general and administrative costs (including restructuring charges of $2,113 and $3,124 in 2006 and 2005)	124,481	113,271	94,735
Research and development costs	75,900	61,399	49,972
Amortization of acquired intangibles	13,778	8,896	7,730
Acquired in-process research and development cost	—	2,974	4,220
	214,159	186,540	156,657
Operating income	44,259	32,072	36,035

Other income (expense)
Interest expense	(608)	(895)	(1,403)
Other income (expense)	1,666	1,844	(1,711)
Total other income (expense)	1,058	949	(3,114)
Income from continuing operations before income taxes	45,317	33,021	32,921
Provision for income taxes	17,221	14,377	12,457
Income from continuing operations	28,096	18,644	20,464
Discontinued operations
Income (loss) from discontinued operations, net of tax benefit of $(100) and $(1,030)	—	(791)	(2,158)
Income (loss) on disposal of operations, net of tax provision (benefit) of $355 and $(2,941)	—	(812)	(6,159)
Income (loss) from discontinued operations, net of tax	—	(1,603)	(8,317)
Income before cumulative effect of change in accounting principle	28,096	17,041	12,147
Cumulative effect of change in accounting principle, net of tax benefit of $490	(1,137)	—	—
Net income	$26,959	$17,041	$12,147
Income (loss) per common share:
Basic
Continuing operations	$0.37	$0.25	$0.30
Discontinued operations	—	(0.02)	(0.12)
Cumulative effect of change in accounting principle	(0.01)	—	—
Net income	$0.36	$0.23	$0.18

Diluted
Continuing operations	$0.37	$0.25	$0.29
Discontinued operations	—	(0.03)	(0.12)
Cumulative effect of change in accounting principle	(0.02)	—	—
Net income	$0.35	$0.22	$0.17
Weighted average number of common shares outstanding:
Basic	75,028	74,634	67,917
Diluted	76,576	75,885	69,931

See notes to consolidated financial statements

Aeroflex Incorporated and Subsidiaries
Consolidated Statements of Stockholders’ Equity
and Comprehensive Income
(In thousands)

					Accumulated
				Additional	Other Comp-				Compre-
		Common Stock		Paid-in	rehensive	Retained	Treasury Stock		hensive
	Total	Shares	Par Value	Capital	Income	Earnings	Shares	Cost	Income

Balance, July 1, 2003	$258,415	60,122	$6,012	$222,943	$3,816	$25,658	4	$(14)
Stock issued upon exercise of stock options, including tax benefit	7,639	910	91	7,548
Stock and options issued for acquisition of businesses	50,151	6,250	625	49,526	—	—	—	—
Stock issued in public offering	91,170	7,000	700	90,470	—	—	—	—
Deferred compensation	4	—	—	4	—	—	—	—
Other comprehensive income	7,571	—	—	—	7,571	—	—	—	$7,571
Net income	12,147	—	—	—	—	12,147	—	—	12,147
Balance, June 30, 2004	427,097	74,282	7,428	370,491	11,387	37,805	4	(14)	$19,718
Stock issued upon exercise of stock options, including tax benefit	2,625	386	39	2,586	—	—
Stock repurchase and retirement	(416)	(50)	(5)	(411)	—	—	—	—
Other comprehensive loss	(2,367)	—	—	—	(2,367)	—	—	—	$(2,367)
Net income	17,041	—	—	—	—	17,041	—	—	17,041
Balance, June 30, 2005	443,980	74,618	7,462	372,666	9,020	54,846	4	(14)	$14,674
Stock issued upon exercise of stock options, including tax benefit	5,913	691	69	5,844	—	—
Share-based compensation	6,772	—	—	6,772	—	—	—	—
Stock repurchase and retirement	(402)	(39)	(4)	(412)	—	—	(4)	14
Other comprehensive income	4,448	—	—	—	4,448	—	—	—	$4,448
Net income	26,959	—	—	—	—	26,959	—	—	26,959
Balance, June 30, 2006	$487,670	75,270	$7,527	$384,870	$13,468	$81,805	—	$—	$31,407

See notes to consolidated financial statements

Aeroflex Incorporated

and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended
	June 30,
	2006	2005	2004
Cash flows from operating activities:
Net income	$26,959	$17,041	$12,147
Cumulative effect of change in accounting principle, net of tax	1,137	—	—
Loss from discontinued operations, net of tax	—	1,603	8,317
Income from continuing operations	28,096	18,644	20,464
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Acquired in-process research and development	—	2,974	4,220
Depreciation and amortization	30,469	24,412	21,856
Deferred income taxes	(13,797)	(4,208)	(469)
Non - cash share based compensation	6,772	—	—
Excess tax benefits from share based compensation arrangements	(551)	—	—
Other, net	653	(219)	118
Change in operating assets and liabilities, net of effects from purchases of businesses:
Decrease (increase) in accounts receivable	(21,453)	160	(19,818)
Decrease (increase) in inventories	(11,716)	(18,853)	(5,291)
Decrease (increase) in prepaid expenses and other assets	496	(2,847)	2,241
Increase (decrease) in accounts payable, accrued expenses and other liabilities	17,728	17,767	2,619

Net cash provided by continuing operations	36,697	37,830	25,940
Net cash provided by (used in) discontinued operations	—	(1,219)	(1,840)
Net cash provided by operating activities	36,697	36,611	24,100

Cash flows from investing activities:
Payment for purchase of businesses, net of cash acquired	—	(117,825)	(61,760)
Capital expenditures	(15,492)	(15,636)	(11,138)
Proceeds from the sale of property, plant and equipment	116	1,644	220
Purchase of marketable securities	(348,545)	(634,807)	—
Proceeds from sale of marketable securities	320,213	634,807	—
Preacquisition tax refund received	1,232	—	—
Other, net	(77)	—	—

Net cash used in investing activities by continuing operations	(42,553)	(131,817)	(72,678)
Net cash provided by (used in) discontinued operations	—	14,171	(389)
Net cash used in investing activities	(42,553)	(117,646)	(73,067)

Cash flows from financing activities:
Net proceeds from issuance of common stock	—	—	91,170
Purchase and retirement of treasury stock	(402)	(416)	—
Borrowings under debt agreements	—	37	26,115
Debt repayments	(658)	(5,489)	(28,041)
Bank loan transaction costs	(308)	—	—
Excess tax benefits from share based compensation arrangements	551	—	—
Proceeds from the exercise of stock options and warrants	4,565	1,829	5,177
Amounts paid for withholding taxes on stock option exercises	(1,062)	(226)	(2,083)
Withholding taxes collected for stock option exercises	1,062	226	2,083
Net cash provided by (used in) financing activities	3,748	(4,039)	94,421
Effect of exchange rate changes on cash and cash equivalents	(479)	(454)	1,741

Net increase (decrease) in cash and cash equivalents	(2,587)	(85,528)	47,195
Cash and cash equivalents at beginning of period	12,974	98,502	51,307
Cash and cash equivalents at end of period	$10,387	$12,974	$98,502

See notes to consolidated financial statements

AEROFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             Summary of Significant Accounting Principles and Policies

The Company

Aeroflex Incorporated and its subsidiaries (the “Company”) design, engineer and manufacture microelectronic and test solution products that are sold primarily into the broadband communications, aerospace and defense markets.  Our fiscal year ends on June 30.

Presentation and Use of Estimates

Our financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”).  They consolidate our subsidiaries all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated.

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires that management of the Company make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities.  Among the more significant estimates included in our consolidated financial statements are revenue and cost recognition under long-term contracts, the valuation of accounts receivable, inventories and deferred tax assets; the  depreciable lives of fixed assets and useful lives of amortizable intangible assets; the valuation of assets acquired and liabilities assumed in business combinations; the recoverability of long-lived intangible assets and goodwill, share-based compensation; restructuring charges; asset retirement obligations and certain accrued expenses and contingencies.

The Company is subject to uncertainties such as impact of future events, economic, environmental and political factors, and changes in the business climate; therefore, actual results may differ from those estimates.  When no estimate in a given range is deemed to be better than any other when estimating contingent liabilities, the low end of the range is accrued.  Accordingly, the accounting estimates in the preparation of our consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes.  Changes in estimates are made when circumstances warrant.  Such changes and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements.

Certain reclassifications have been made to the 2005 and 2004 consolidated financial statements to conform to the 2006 presentation.

Cash and Cash Equivalents

All highly liquid investments having maturities of three months or less at the date of acquisition are considered to be cash equivalents.

Inventories

Inventories, including amounts related to long-term contracts accounted for under percentage-of-completion accounting, are stated at the lower of cost (first-in, first-out) or market.

Financial Instruments and Derivatives

Foreign currency contracts are used to protect us from fluctuations in exchange rates.  We enter into foreign currency contracts, which are not designated as hedges.  Thus the change in fair value is included in income currently, within other income (expense).  As of June 30, 2006, we had $2.6 million of notional value foreign currency forward contracts maturing through September 2006.  Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts.  The fair value of these contracts at June 30, 2006 was immaterial.

Our interest rate swap derivatives are designated as cash flow hedges.  As such, they are recorded on the balance sheet as assets or liabilities at their fair value, with changes in the fair value of such derivatives being recorded as components of other comprehensive income.

Marketable Securities

Marketable securities are considered as available-for-sale and are recorded at fair market value with unrealized gains and losses, net of taxes, reported as a separate component of shareholders’ equity.  Realized gains and losses and declines in market value judged to be other than temporary, of which there were none for the three years ended June 30, 2006, are included in other income.  Interest and dividends are also included in other income.  Marketable securities consist solely of auction rate bonds, whose carrying amount equaled their fair value as of June 30, 2006.  Auction rate notes represent long-term (generally, maturities of 10 years to 35 years from date of issuances) variable rate bonds tied to short-term interest rates that are reset through an auction process, which occurs every seven to thirty-five days, and are classified as available for sale securities. Auction rate notes are considered highly liquid by market participants because of the auction process.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, the selling price is fixed or determinable, and collectibility of the resulting receivable is reasonably assured.

For arrangements other than certain long-term contracts, revenue (including shipping and handling fees) is recognized when products are shipped and title has passed to the customer.  If title does not pass until the product reaches the customer’s delivery site, then recognition of the revenue is deferred until that time. Certain of our sales are to distributors which have a right to return some portion of product within eighteen months of sale.  We recognize revenue on these sales at the time of shipment to the distributor as the returns under these arrangements have been insignificant and can be reasonably estimated.  An estimate of such returns is recorded at the time sales are recognized.

Long-term contracts are accounted for in accordance with SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production Type Contracts.” We determine estimated contract profit rates and use the percentage-of-completion method to recognize revenues and associated costs as work  progresses on certain long-term contracts.  We measure the extent of progress toward completion generally based upon one of the following methods (based upon an assessment of which method most closely aligns to the underlying earnings process): (i) the units-of-delivery method, (ii) the cost-to-cost method, using the ratio of contract costs incurred as a percentage of total estimated costs at contract completion (based upon engineering and production estimates), or (iii) the achievement of contractual milestones.  Provisions for anticipated losses or revisions in estimated profits on contracts-in-process are recorded in the period in which such anticipated losses or revisions become evident.

Revenue from sales of products where software is other than incidental to their performance, including related software support and maintenance contracts is recognized in accordance with SOP-97-2, “Software Revenue Recognition.”

Acquisition Accounting

We use the purchase method to account for business combinations, whereby the total cost of an acquisition is allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition.  The allocation of the purchase price is dependent upon certain valuations and other studies, which contain estimates and assumptions.

Long-Lived Assets

We do not amortize goodwill, but instead test it annually for impairment and whenever events or circumstances indicate impairment might have occurred.  We evaluate the recoverability of goodwill using a two-step impairment test approach at the reporting unit level. In the first step, the overall fair value for the reporting unit is compared to its carrying amount including goodwill.  If the fair value of a reporting unit is less than the carrying amount, a second step is performed which compares the implied fair value of the reporting unit’s goodwill to the carrying amount of the goodwill.  The implied fair value for the goodwill is determined based on the difference between the fair value of the reporting unit and the fair value of its net identifiable assets.  If the implied fair value of the goodwill is less than its carrying amount, the difference is recognized as an impairment.

Our amortizable intangible assets, which are comprised primarily of developed technology, tradenames and customer related intangibles, are subject to amortization for periods ranging up to 16 years, principally on a straight-line basis.  Property, plant and equipment are stated at cost.  Depreciation of plant and equipment is provided over the estimated useful lives of the respective assets, principally on the straight-line basis.  Leasehold improvements are amortized over the life of the lease, including anticipated renewals, or the estimated life of the asset, which is shorter.

We periodically review its depreciable and amortizable long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable.  If the sum of the expected cash flows, undiscounted, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.

In April 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB Statement No. 143.”  FIN 47 clarifies the terms of FASB Statement No. 143 and requires an entity to recognize a liability for a conditional asset retirement obligation if there is sufficient information to reasonably estimate its fair value.   We adopted FIN 47 in the fourth quarter of fiscal 2006.   The adoption of FIN 47 resulted in the recognition of fixed assets and an asset retirement obligation liability for certain leased premises of $2.4 million each, accumulated depreciation of $1.6 million and an after tax charge of $1.1 million which is reflected as a cumulative effect of change in accounting principle. The impact to prior periods was not material, therefore no proforma information for prior periods is presented.

Research and Development Costs

We charge all research and development costs to expense as incurred.  See Note 3 for a discussion of acquired in-process research and development.  For our software products, costs incurred between the date of technological feasibility and the date that the software is available for general release are capitalized.  Historically, such costs have been insignificant.

Earnings Per Share

The consolidated statements of earnings present basic and diluted earnings per share.  Basic earnings per share is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share considers the potential effect of dilution on basic earnings per share assuming potentially dilutive securities that meet certain criteria, such as stock options, were outstanding since issuance.  The treasury stock method is used to determine the dilutive effect of potentially dilutive securities.

The following table reconciles basic shares outstanding to diluted shares outstanding:

	Years Ended June 30,
	2006	2005	2004
	(In thousands)

Basic shares outstanding	75,028	74,634	67,917
Effect of dilutive options	1,548	1,251	2,014
Diluted shares outstanding	76,576	75,885	69,931

Options to purchase 7.0 million shares at exercise prices ranging between $9.22 and $34.41 per share were not included in the computation of diluted earnings per share for the year ended June 30, 2006, because their effect would have been anti-dilutive.  Options to purchase 11.2 million shares at exercise prices ranging between $8.10 and $34.41 per share were not included in the computation of diluted earnings per share for the year ended June 30, 2005, because their effect would have been anti-dilutive.  Options to purchase 6.8 million shares at exercise prices ranging between $13.48 and $34.41 per share were not included in the computation of diluted earnings per share for the year ended June 30, 2004, because their effect would have been anti-dilutive.

Accounting for Share-Based Compensation

Prior to fiscal 2006, we applied the intrinsic value method to account for stock option grants.  Under the intrinsic value method, no compensation expense was recognized if the exercise price of our employee stock options equaled the market price of the underlying stock on the date of the grant.   Since all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant, no compensation cost was recognized in the accompanying consolidated statements of earnings prior to fiscal year 2006 on stock options granted to employees.

Effective July 1, 2005, we adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”) and now recognize the estimated fair value of share based compensation as an expense in our financial statements. This statement was adopted using the modified prospective method. Therefore, prior period financial statements have not been restated.  Under this method, in addition to reflecting compensation expense for new share based awards, expense is also recognized to reflect the remaining service period of outstanding awards that had been included in pro forma disclosures in prior periods.  SFAS No. 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows. The adoption of this pronouncement resulted in increased compensation expense of $6.8 million partially offset by a tax benefit of $2.6 million, which caused net income to decrease by $4.2 million or $0.05 per diluted share for the year ended June 30, 2006, as well as cash flows from financing activities increasing by $551,000 while cash flows from operating activities decreased  by the same amount for the year ended June 30, 2006.

Income Taxes

We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Foreign Currency Translations

The financial statements of our foreign subsidiaries are measured in their local currency and then translated into U.S. dollars using the current rate method.  Under the current rate method, assets and liabilities are translated using the exchange rate at the balance sheet date.  Revenues and expenses are translated at average rates prevailing throughout the year.

Gains and losses resulting from the translation of financial statements of the foreign subsidiaries are accumulated in other comprehensive income (loss) and presented as part of stockholders’ equity.  Realized and unrealized exchange gains or losses from the settlement of foreign currency transactions are reflected in other income (expense).

Comprehensive Income

Comprehensive income consists of net income and equity adjustments relating to foreign currency translation, fair value of derivatives and minimum pension liability and is presented in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income.

Recent Accounting Pronouncements Not Yet Adopted

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which (a) establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle, (b) addresses the reporting of a correction of an error by restating previously issued financial statements, and (c) is effective in fiscal years beginning after December 15, 2005.  The adoption of this statement is not expected to have a material effect on our consolidated financial statements when adopted on July 1, 2006.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  We are in the process of evaluating the impact FIN 48 will have on our consolidated financial statements.

2.           Discontinued Operations

As a result of continued operating losses, the Board of Directors of the Company, in February 2004, approved a formal plan to divest our thin film interconnect manufacturing operation (“MIC”) and to seek a strategic buyer.  This operation had previously been included in our Microelectronic Solutions segment.  As a result of this decision, we recorded a $9.1 million ($6.2 million, net of tax) loss on disposal. This charge included a cash requirement of $2.6 million primarily for existing equipment leases, and a non-cash charge of $6.5 million for the write down of goodwill, other intangibles and owned equipment.

In September 2004, we sold the stock of MIC for $8.8 million and recorded an additional loss on disposal of $1.3 million ($1.3 million, net of tax).  Since the sale of the stock created a capital loss for tax purposes and we have no current capital gains to offset it, we recorded a full valuation allowance against the tax benefit.  Under the terms of the sale agreements, we  retained certain liabilities relating to potential adverse environmental conditions that may have existed as of the date of sale, litigation pending against MIC as of the date of sale and product defects in products designed, developed, manufactured or sold by MIC prior to the sale date which result in a recall, withdrawal or market suspension of the product or result in injury to persons or property.  We believe these contingencies will not have a material adverse effect on our consolidated financial statements.

In June 2004, our Board of Directors approved a formal plan to divest our shock and vibration control device manufacturing business (“VMC”) and to seek a strategic buyer.  This operation had previously comprised the Isolator Products segment.  In March 2005, we sold the net assets of VMC for $8.4 million in cash and recorded a gain on disposition of $860,000 ($505,000, net of tax).  Under the terms of the sale agreements, we retained certain liabilities relating to adverse environmental conditions that existed at the premises occupied by VMC as of the date of sale, litigation pending against VMC as of the date of sale, and to the extent covered by insurance, for product liability for products sold prior to the closing date.  We recorded a reserve for the estimated remediation costs related to adverse environmental conditions that existed at the VMC premises when it was sold.

These business units have been reported as discontinued operations and, accordingly, income and losses from operations and the gain and (losses) on disposal have been reported separately from continuing operations.  Net sales and income (loss) from discontinued operations (including gains (losses) on disposal) for the years ended June 30, 2006, 2005 and 2004 were as follows:

	Years Ended June 30,
	2006	2005	2004
	(In thousands)

Net sales
MIC	$—	$3,313	$10,689
VMC	—	12,406	16,025
	$—	$15,719	$26,714

Income (loss) from discontinued operations
MIC	$—	$(1,140)	$(8,599)
VMC	—	(477)	282
Other	—	14	—
	$—	$(1,603)	$(8,317)

3.           Acquisitions of Businesses and Intangible Assets

Racal Instruments Wireless Solutions Group

On July 31, 2003, we acquired the Racal Instruments Wireless Solutions Group (“RIWS”) for cash of $38 million and a deferred payment of up to $16.5 million in either cash or Aeroflex common stock, at our option, depending on RIWS achieving certain performance goals for the year ending July 31, 2004.  We did not include this contingent consideration in its initial purchase price allocation as the payment of this consideration was not considered to be certain beyond a reasonable doubt at the date of acquisition.  Although we believe that the performance goals have not been met, the determination is not final. RIWS develops, manufactures and integrates digital wireless testing and measurement solutions.  The addition of RIWS testing solutions products and technologies enabled us to provide a full spectrum of wireless testing solutions from development to production and services primarily for infrastructure testing and mobile handset testing.

MCE Technologies, Inc.

On September 3, 2003, we acquired all of the outstanding stock of MCE Technologies, Inc. (“MCE”) for approximately 5.8 million shares of Aeroflex common stock with a fair value of approximately $43.5 million.  In addition, we discharged $22.8 million of MCE outstanding bank debt, other indebtedness and preferred stock.  Further, we issued fully vested stock options for 315,000 shares of Aeroflex common stock with exercise prices ranging from $2.88 to $9.59 in exchange for fully vested outstanding options of MCE.  The fair value of these options was approximately $2.4 million utilizing the Black-Scholes option pricing model.  MCE designs, manufactures and markets a broad range of microelectronic devices, components and multi-function modules servicing wireless, broadband infrastructure, satellite communications and defense markets.  These product offerings complemented  existing product lines.

Celerity Systems Inc. (CA)

On October 31, 2003, we acquired Celerity Systems Inc. (CA) (“Celerity”) for $4.0 million of cash, 428,000 shares of Aeroflex common stock with a fair market value of approximately $4.2 million and a release of certain liabilities totaling $1.8 million.  Celerity designs, develops and manufactures modular digital test and measurement solutions for the communications, satellite, wireless and broadband test markets, including broadband signal generators.  Celerity’s technology enhanced our automatic systems capability.

JcAIR Test Systems

On April 19, 2005, we acquired all of the outstanding stock of JcAIR Test Systems (“JcAIR”) for cash of $35 million.  JcAIR provides customized avionics test solutions in all areas of manual and automatic test equipment for manufacturing, repair and ground support operation.  The addition of JcAIR enhanced our avionics product portfolio by providing more complete testing solutions for the avionics system test market.

We allocated the purchase price, including the acquisition costs of approximately $445,000, based on the estimated fair value of the assets acquired and liabilities assumed as follows:

In thousands

Current assets (excluding cash of $568,000)	$9,897
Property, plant and equipment	1,525
Developed technology	12,000
Customer related intangibles	1,100
Goodwill	20,422
In-process research and development	200
Total assets acquired	45,144
Current liabilities	(5,898)
Deferred taxes	(4,369)
Total liabilities assumed	(10,267)
Net assets acquired	$34,877

The developed technology and customer related intangibles are being amortized on a straight-line basis over a range of 3 to 15 years.  The goodwill is not deductible for tax purposes.  At the acquisition date, we expensed the value of the acquired in-process research and development because it was not considered to have reached technological feasibility and had no alternative future uses.  The allocation to in-process research and development represents the estimated fair value of such incomplete research and development, at the acquisition date, based on future cash flows that have been adjusted by the respective projects’ completion percentage.  As of the acquisition date, cash flows from these projects were expected to commence in fiscal 2006.  A 24% risk adjusted discount rate was applied to the projects’ cash flows in determining fair value.   At the acquisition date, JcAIR was conducting development activities associated with the completion of the Mode 5 General Avionic Test Equipment sets.

SPG Division of UbiNetics Holdings Limited

On May 23, 2005, we acquired the stock of UbiNetics Limited, as well as certain assets located in India, Japan and Hong Kong, all of which constituted UbiNetics Holdings Limited’s SPG test and measurement business (“SPG”) for cash of $84 million and a deferred payment of up to approximately $4 million depending on SPG achieving certain performance goals for the year ending June 30, 2006.  We did not include this contingent consideration in its initial purchase price allocation as the payment of this consideration was not considered to be certain beyond a reasonable doubt at the date of acquisition.  SPG did not achieve the specified goals.  SPG develops, manufactures and integrates wireless test and measurement solutions specific to commercial wireless product development organizations and service operators.  The addition of SPG’s wireless test and measurement products and technologies enhanced our wireless product portfolio and enabled us to provide more complete testing solutions for the development, manufacturing and service markets.

We allocated the purchase price, including the acquisition costs of approximately $3.0 million, based on the estimated fair value of the assets acquired and liabilities assumed as follows:

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

The developed technology and customer related intangibles are being amortized on a straight-line basis over a range of 1 to 5 years.  The goodwill is not deductible for tax purposes.  At the acquisition date, we expensed the value of the acquired in-process research and development because it was not considered to have reached technological feasibility and had no alternative future uses.  The allocation to in-process research and development represents the estimated fair value of such incomplete research and development, at the acquisition date, based on future cash flows that have been adjusted by the respective projects’ completion percentage.  As of the acquisition date, cash flows from these projects were expected to commence in fiscal year 2006.  As of the acquisition date, cash flows were expected under two scenarios — base case (assuming the contingent payment is not earned) and earnout case (assuming the contingent payment is earned).  In determining fair value, a 24% risk adjusted discount rate was applied to the projects’ cash flows under the base case, and a 40% risk adjusted discount rate was applied to the projects’ cash flows under the earnout case.   At the acquisition date, SPG was conducting development activities associated with the completion of test mobile products used to test evolving 3G (third-generation) mobile communications networks and equipment that tests the functionality and performance of Wide-Band-Code-Division-Multiple-Access technology.

The operating results of JcAIR and SPG have been included in the consolidated statement of earnings and the Test Solutions segment from their respective acquisition dates.

Summarized below are the unaudited pro forma results of operations of the Company as if RIWS, MCE, Celerity, JcAIR and SPG had been acquired at the beginning of the fiscal periods presented.  The in-process research and development write-offs for JcAIR ($200,000) and SPG ($2.8 million) have been included in the June 30, 2005 pro forma income but not the June 30, 2004 pro forma income and the in-process research and development write-offs for RIWS ($2.7 million), MCE ($420,000) and Celerity ($1.1 million) have been included in the June 30, 2004 pro forma income in order to provide comparability to the respective historical periods.

	Pro Forma
	Years Ended
	June 30
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

Intangibles with Definite Lives

The components of amortizable intangible assets are as follows:

	As of June 30, 2006		As of June 30, 2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(In thousands)

Existing technology	$83,488	$33,155	$82,179	$20,665
Tradenames	2,328	2,009	2,321	1,457
Customer related	6,317	2,754	6,238	1,350
Total	$92,133	$37,918	$90,738	$23,472

The aggregate amortization expense for amortized intangible assets was $13.8 million, $8.9 million and $7.7 million for the years ended June 30, 2006, 2005 and 2004, respectively.

The estimated aggregate amortization expense for each of the next five fiscal years is as follows:

(In thousands)
2007	$12,452
2008	11,681
2009	9,188
2010	7,833
2011	3,589

Goodwill

The carrying amount of goodwill is as follows:

	Balance				Effect of	Balance
	as of	Adjustment	Adjustment	Adjustment	foreign	as of
	July 1, 2005	(Note a)	(Note b)	(Note c)	currency	June 30, 2006
	(In thousands)

Microelectronic
Solutions Segment	$46,688	$—	$—	$—	$—	$46,688
Test Solutions
Segment	121,360	(5,930)	(1,089)	83	2,125	116,549

Total	$168,048	$(5,930)	$(1,089)	$83	$2,125	$163,237

	Balance				Effect of	Balance
	as of	Acquisitions	Adjustment	Adjustment	foreign	as of
	July 1, 2004	(Note d)	(Note e)	(Note f)	currency	June 30, 2005
	(In thousands)

Microelectronic
Solutions Segment	$46,371	$—	$317	$—	$—	$46,688
Test Solutions
Segment	41,917	84,644	(2,059)	(1,912)	(1,230)	121,360

Total	$88,288	$84,644	$(1,742)	$(1,912)	$(1,230)	$168,048

Note a -                These adjustments to goodwill are primarily the result of tax adjustments related to the acquisitions of
Aeroflex International Ltd. and RIWS pertaining to pre-acquisition tax periods.

Note b -               This adjustment to goodwill relates to the write down of a pre-acquisition rent accrual for RIWS.

Note c -                These adjustments to goodwill pertain to final adjustments to the fair value of assets and liabilities assumed in the acquisitions of RIWS, JcAIR and the SPG Division of UbiNetics.

Note d -               Relates to the acquisition of JcAIR and SPG.

Note e -                These adjustments to goodwill pertain to final adjustments to the fair value of assets and liabilities assumed in the acquisitions of MCE in the Microelectronic Solutions segment and of RIWS and Celerity in the Test Solutions segment.

Note f -                  This adjustment to goodwill is a result of a reduction in the purchase price of RIWS in connection with the amount of actual working capital acquired as of the acquisition date.

4.             Restructuring Charges

In fiscal 2005, we initiated strategic plans to reorganize certain European operations in our Test Solutions business segment and recorded a charge of $3.1 million for workforce reductions primarily in management, sales, and engineering.  The restructuring charge was allocated entirely to selling, general and administrative costs.

In fiscal 2006, we initiated further steps to consolidate our three Test Solutions businesses in the United Kingdom.  The current plan, which is expected to be completed in the first half of fiscal 2007, contemplates the move of manufacturing operations into one facility and the creation of a shared-services environment for all finance and administrative functions.  In connection with this plan, approximately 40 employees will be terminated and certain contract positions will be eliminated.  In fiscal 2006, we recorded charges of $3.2 million primarily for workforce reductions in all departments. The workforce restructuring charge was allocated primarily to selling, general and administrative costs.

The following tables set forth the charges and payments related to the restructuring reserve, which is included in accrued expenses and other current liabilities in the accompanying balance sheet, for the years ended June 30, 2006 and 2005:

	Balance July 1,				Balance June 30,
	2005	Year Ended June 30, 2006			2006
		(In thousands)
		Net Addition
		to		Foreign
	Restructuring	Restructuring	Cash	Currency	Restructuring
	Reserve	Reserve	Payments	Impact	Reserve

Work force reduction	$924	$2,858	$(2,714)	$23	$1,091

Other	100	—	—	—	100

Total	$1,024	$2,858	$(2,714)	$23	$1,191

	Balance July 1,	Year Ended June 30, 2005			Balance June 30,
	2004	(In thousands)			2005
		Adjustments
		to		Foreign
	Restructuring	Restructuring	Cash	Currency	Restructuring
	Reserve	Reserve	Payments	Impact	Reserve

Work force reduction	$3	$3,124	$(2,128)	$(75)	$924

Other	120	—	(20)	—	100

Total	$123	$3,124	$(2,148)	$(75)	$1,024

5.             Inventories

Inventories consist of the following:

	June 30,
	2006	2005
	(In thousands)

Raw materials	$52,796	$43,158
Work-in-process	57,020	53,115
Finished goods	23,604	22,633
	$133,420	$118,906

Inventories include contracts-in-process of $37.4 million and $30.9 million at June 30, 2006 and 2005, respectively, which consist substantially of unbilled material, labor and overhead costs.  These unbilled costs are expected to be billed during the succeeding fiscal year.

6.             Property, Plant and Equipment

Property, plant and equipment consists of the following:

	June 30,		Estimated
	2006	2005	Useful Life
	(In thousands)		In Years

Land	$11,625	$11,478
Building and leasehold improvements	31,992	28,783	2 to 40
Machinery and equipment	104,124	92,389	2 to 10
Furniture and fixtures	17,411	14,867	3 to 10
Assets recorded under capital leases	6,110	6,110	2 to 30
	171,262	153,627
Less accumulated depreciation and
amortization	93,322	75,432
	$77,940	$78,195

Depreciation expense on property, plant and equipment was $16.7 million, $15.5 million and $14.1 million for the years ended June 30, 2006, 2005 and 2004, respectively.

Repairs and maintenance expense on property, plant and equipment was $6.2 million, $5.5 million and $5.5 million for the years ended June 30, 2006, 2005 and 2004, respectively.

7.             Product Warranty

We warrant our products against defects in design, materials and workmanship, generally for one year from their date of shipment.  A provision for estimated future costs relating to these warranties is recorded when revenue is recognized and is included in cost of goods sold.

Activity related to our product warranty liability was as follows:

	Years Ended June 30,
	2006	2005
	(In thousands)

Balance at beginning of period	$2,056	$1,702
Provision for warranty obligations	3,072	2,033
Liability assumed in acquisition
of businesses	—	167
Charges incurred	(2,571)	(1,840)
Foreign currency impact	26	(6)

Balance at end of period	$2,583	$2,056

8.             Long-Term Debt and Credit Arrangements

Long-term debt consists of the following:

	June 30,
	2006	2005
	(In thousands)

Revolving credit borrowings (a)	$—	$—
Mortgage (b)	2,150	2,475
Capitalized facility and equipment lease obligations (c)	1,990	2,260
Other	25	89
	4,165	4,824
Less current maturities	607	634
	$3,558	$4,190

Aggregate debt as of June 30, 2006 matures in each fiscal year as follows:

(In thousands)

2007	$607
2008	2,143
2009	328
2010	342
2011	360
Thereafter	385
$4,165

Interest paid was $608,000, $1.0 million and $1.2 million during the years ended June 30, 2006, 2005 and 2004, respectively.

(a)  On March 21, 2006, we executed a loan agreement with four banks which replaced a previous $50 million loan agreement.  The unsecured multi-currency revolving credit facility increased our line of credit to $100 million through March 2011.  Approximately $11.0 million in letters of credit issued under the previous facility constitute letters of credit issued under the new facility.  Under certain circumstances, at our request, the commitments under the credit facility may be increased by an additional $50 million to $150 million.  The interest rates on borrowings under this agreement are at varying rates depending on certain financial ratios with the current rate substantially equivalent to LIBOR plus ..575% (5.9% at June 30, 2006) on the revolving credit borrowings.  We paid closing fees of $308,000 including legal costs and are required to pay an annual facility fee of .175% on the entire credit line.

The terms of the loan agreement as most recently amended on August 28, 2006, require compliance with certain financial covenants including maintenance of various financial ratios, limitations on indebtedness, prohibition of the payment of cash dividends and certain other payments.  We are currently in full compliance with all of the covenants contained in the loan agreement.  At June 30, 2006, our available unused line of credit was approximately $89.0 million after consideration of outstanding letters of credit.

(b)  The mortgage on our Plainview, New York property for $2.2 million remains outstanding under the prior loan agreement.  The mortgage is payable in monthly installments of approximately $26,000 through March 2008 and a balloon payment of $1.6 million in April 2008.  We entered into an interest rate swap agreement for the outstanding amount under the mortgage agreement at approximately 7.6% in order to reduce the interest rate risk associated with these borrowings.  The fair market value of the interest rate swap agreements was $20,000 as of June 30, 2006 in favor of the banks.  If this mortgage was prepaid, although we have no intention of doing so, the $20,000 would be charged to the statement of operations at that time.

(c)  In connection with the acquisition of IFR, we assumed a capital lease obligation for $3.0 million on IFR’s Wichita, Kansas facility and certain equipment.  The obligation requires quarterly payments of approximately $100,000  through 2012 and bears interest at approximately 6.3%. The net book value of the capitalized leases was $1.5 million at June 30, 2006.

9.             Stockholders’ Equity

Stock Repurchase Program

During fiscal 2005, our Board of Directors authorized a stock repurchase program of up to 3.0 million shares of the Company’s Common Stock, subject to certain limitations imposed by our lending banks.  Purchases are made from time to time, depending upon market conditions at prices deemed appropriate by management.  During fiscal 2006 a total of 35,000 shares were repurchased for $402,000 and retired.  As of June 30, 2006, 85,000 shares have been repurchased and retired since the inception of this program for $818,000.  Since July 1, 2006, we have repurchased an additional 1.8 million shares for $17.2 million through September 11, 2006.

Stock Options and Warrants

Under our stock option plans, options may be granted to purchase shares of the Company’s Common Stock exercisable at prices generally equal to the fair market value on the date of grant.

In December 1993, the Board of Directors adopted the Outside Director Stock Option Plan (the “Directors’ Plan”) which provides options to non-employee directors that become exercisable in three installments.  The Directors’ Plan, as amended, covers 1.3 million shares of the Company’s Common Stock.  In November 1994, shareholders approved the Directors’ Plan and the 1994 Non-Qualified Stock Option Plan (the “1994 Plan”).  In November 1996, shareholders approved the 1996 Stock Option Plan (the “1996 Plan”).  In April 1998, the Board of Directors adopted the 1998 Stock Option Plan (the “1998 Plan”).  In January 2000, shareholders approved the 1999 Stock Option Plan (the “1999 Plan”).  In March 2000, the Board of Directors adopted the 2000 Stock Option Plan (the “2000 Plan”).  In November 2000, shareholders approved the Key Employee Stock Option Plan (the “Key Employee Plan”).  In June 2002, the Board of Directors adopted the 2002 Stock Option Plan (the “2002 Plan”).  In November 2002, shareholders approved the 2002 Outside Directors’ Stock Option Plan (the “2002 Directors’ Plan”), which provides options to non-employee directors that become exercisable in three installments.

The 1994 Plan, the 1996 Plan, the 1998 Plan, the 1999 Plan, the 2000 Plan, the Key Employee Plan and the 2002 Plan provide for options which become exercisable in one or more installments.  The 1994 Plan, the 1996 Plan and the 1998 Plan each cover 3.8 million shares of the Company’s Common Stock.  The 1999 Plan covers 2.3 million shares, the 2000 Plan covers 6.2 million shares, the Key Employee Plan covers 4.0 million shares, the 2002 Plan covers 1.5 million shares and the 2002 Directors’ Plan, as amended and approved by the shareholders in November 2005, covers 1.1 million shares. As of June 30, 2006, 3.1 million shares of the Company’s Common Stock are reserved and available for grants pursuant to these plans.

During fiscal 2005 and fiscal 2004, in connection with certain of its acquisitions, and the hiring of employees, we issued to employees, who are not executive officers, options to purchase 310,000 and 710,000 shares respectively, of Common Stock which were not covered by one of the above plans.

The exercise period for all stock options does not exceed ten years from the date of grant.  Stock option grants to individuals generally become exercisable in substantively equal tranches over a service period of up to five years and the exercise price is equal to the stock price at the grant date for all plans.   We have elected to recognize compensation cost on a straight line basis over the requisite service period for the entire award.

Our stock option plans allow employees to use shares received from the exercise of options only to satisfy the tax withholding requirements.  During fiscal years 2006, 2005 and 2004, no payroll tax on stock option exercises was withheld from employees in shares of the Company’s Common Stock.

The weighted average grant date fair value of stock options granted for the years ended June 30, 2006, 2005 and 2004 was $8.86, $5.07 and $6.99, respectively.   The total intrinsic value of stock options exercised for the years ended June 30, 2006, 2005 and 2004 was $3.6 million, $2.2 million and $6.8 million, respectively.

The fair value of each share option award is estimated on the date of grant using the Black-Scholes option-pricing model based on the weighted average assumptions noted in the following table.  Expected volatilities are based on historical volatility of our shares using daily price observations over a period consistent with the expected life.

We use the Securities and Exchange Commission’s safe harbor guidance in SAB 107 to estimate the expected life of options granted during fiscal 2006.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods similar to the expected life.

	Years Ended June 30,
	2006	2005	2004

Weighted average expected stock price volatility	92%	75%	76%
Weighted average expected option life	6.1 years	3.9 years	5.2 years
Average risk free interest rate	4.5%	3.8%	4.6%
Average dividend yield	—	—	—
Discount for post-vesting restrictions	N/A	N/A	N/A

Share based compensation expense is attributable to the granting, and the remaining requisite service periods, of stock options.  Compensation expense attributable to share based compensation in the fiscal year ended June 30, 2006 was $6.8 million ($4.2 million after tax, or basic and diluted earnings per share of $0.06 and $0.05, respectively).  As of June 30, 2006, the total unrecognized compensation cost related to nonvested stock awards was $6.8 million and the related weighted average period over which it is expected to be recognized is approximately 2.3 years.

Prior to our adoption of SFAS No. 123(R), we provided pro forma information regarding net earnings and net earnings per common share as if compensation cost for the Company’s share based awards had been determined in accordance with the fair value method prescribed therein.    The pro forma charge for compensation cost related to share based awards granted was recognized over the service period.  For stock options, the service period represents the period of time between the date of grant and the date each option becomes exercisable without consideration of certain acceleration provisions, such as change of control.

The following table illustrates the effect on the net earnings per common share as if the fair value method had been applied to all outstanding awards for the fiscal years ended June 30, 2005 and 2004:

	Years Ended June 30,
	2005	2004
	(In thousands)

Net income, as reported	$17,041	$12,147
Deduct: Total share based compensation expense
determined under fair value method for all awards,
net of related tax effects	(12,832)	(12,524)

Pro forma net income (loss)	$4,209	$(377)

Net income (loss) per share:
Basic, as reported	$0.23	$0.18

Basic, pro forma	$0.06	$(0.01)

Diluted, as reported	$0.22	$0.17

Diluted, pro forma	$0.06	$(0.01)

Additional information with respect to our stock options is as follows:

				Weighted
		Weighted		Average
		Average	Aggregate	Contractual Life
		Exercise	Intrinsic	Remaining in
	Shares	Price	Value (1)	Years
	(In thousands)		(In thousands)

Outstanding at June 30, 2005	15,384	$11.72
Granted	529	11.41
Forfeited	(459)	12.64
Expired	—	—
Exercised	(691)	6.61

Outstanding at June 30, 2006	14,763	$11.92	$28,278	5.4

Exercisable at June 30, 2006	13,435	$12.12	$25,640	5.1

Expected to vest at June 30, 2006	1,228	$9.86	$2,405	8.6

(1)             The intrinsic value is the result of multiplying shares by the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

The total fair value of shares vested during the year ended June 30, 2006 was $8.8 million.

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

Restricted Stock

In fiscal 2006 we granted 10,000 shares of Restricted Stock of which none vested or foreited in fiscal 2006.  This award had an estimated fair value of approximately $105,000 which will be recognized on a straight line basis over the requisite service period of two years.

10.          Comprehensive Income

The components of comprehensive income are as follows:

	Years Ended June 30,
	2006	2005	2004
	(In thousands)

Net income	$26,959	$17,041	$12,147
Unrealized gain (loss) on interest rate swap agreement, net of tax of $37, $21 and $72	63	54	139
Minimum pension liability adjustment, net of tax of $(349), (959), and $111	(548)	(1,424)	237
Foreign currency translation adjustment	4,933	(997)	7,195
Total comprehensive income (loss)	$31,407	$14,674	$19,718

Accumulated other comprehensive income (loss) is as follows:

	Unrealized
	Gain (Loss)	Minimum
	on Interest	Pension	Foreign
	Rate Swap	Liability	Currency
	Agreements	Adjustment	Translation	Total
	(net of tax)	(net of tax)	Adjustment	(net of tax)
	(In thousands)

Balance, July 1, 2003	$(268)	$(2,445)	$6,529	$3,816
Annual change	139	237	7,195	7,571
Balance, June 30, 2004	(129)	(2,208)	13,724	11,387
Annual change	54	(1,424)	(997)	(2,367)
Balance, June 30, 2005	(75)	(3,632)	12,727	9,020
Annual change	63	(548)	4,933	4,448
Balance, June 30, 2006	$(12)	$(4,180)	$17,660	$13,468

11.          Income Taxes

The amount of income from continuing operations before taxes attributable to domestic and foreign operations are as follows

	Year ended June 30, 2006
	2006	2005	2004
Domestic	$50,927	$43,288	$34,631
Foreign	(5,610)	(10,267)	(1,710)
	$45,317	$33,021	$32,921

The provision for income taxes from continuing operations consists of the following:

	Years Ended June 30,
	2006	2005	2004
	(In thousands)

Current:
Federal	$26,623	$18,267	$10,827
State and local	3,029	1,666	2,076
Foreign	1,366	(1,348)	23
	31,018	18,585	12,926

Deferred:
Federal	(9,447)	(3,823)	1,637
State and local	24	803	(493)
Foreign	(4,374)	(1,188)	(1,613)
	(13,797)	(4,208)	(469)
	$17,221	$14,377	$12,457

The provision for income taxes varies from the amount computed by applying the U.S. Federal income tax rate to income from continuing operations before income taxes as a result of the following:

	Years Ended June 30,
	2006	2005	2004
	(In thousands)

Tax at statutory rate	$15,861	$11,557	$11,523

Non-deductible acquired in-process research and development charge	—	1,050	1,092
Undistributed earnings of foreign subsidiaries	(1,306)	(1,368)	(1,283)
Valuation allowance against foreign loss	516	1,480	—
State and local income tax	1,992	1,532	1,185
Domestic manufacturing credit	(664)	—	—
Non deductible foreign interest	514	—	—
Research and development credit and other, net	308	126	(60)
	$17,221	$14,377	$12,457

Deferred tax assets and liabilities consist of:

	June 30,
	2006	2005
	(In thousands)

Accounts receivable	$373	$287
Inventories	12,788	10,351
Accrued expenses and other current liabilities	11,571	7,861
Current assets	24,732	18,499
Other long-term liabilities	14,956	6,834
Capital loss carryforwards	8,191	8,200
Tax loss carryforwards	4,480	5,171
Tax credit carryforwards	44	354
Less: valuation allowance	(12,237)	(12,078)
Non-current assets	15,434	8,481
Property, plant and equipment	(2,503)	(3,800)
Intangibles	(17,562)	(21,827)
Long-term liabilities	(20,065)	(25,627)
Net non-current assets (liabilities)	(4,631)	(17,146)
Total	$20,101	$1,353

We recorded credits of $1.3 million, $796,000 and $2.5 million to additional paid-in capital during the years ended June 30, 2006, 2005 and 2004, respectively, in connection with the tax benefit related to compensation deductions on the exercise of stock options.

The tax loss carryforwards and tax credit carryforwards expire through 2023.

Deferred tax assets have resulted primarily from our future deductible temporary differences and net operating loss and capital carry forwards.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company’s ability to realize its deferred tax assets depends upon the generation of sufficient future taxable income to allow for the utilization in the periods in which temporary differences become deductible. If such estimates and related assumptions change in the future, we may be required to record additional valuation allowances against our deferred tax assets resulting in additional income tax expense in our consolidated statements of earnings. Management evaluates the realizability of the deferred tax assets and the need for additional valuation allowances quarterly.  At this time, based on current facts and circumstances, management believes that it is more likely than not that we will realize benefit for our gross deferred tax assets, except those deferred tax assets against which a valuation allowance has been recorded.

We recorded a valuation allowance primarily against foreign and state net operating loss carryforwards, capital loss carryforwards and certain other tax credit carryforwards which we believe are likely to expire before they can be utilized.

Deferred taxes have not been provided on undistributed earnings of foreign subsidiaries since we expect that substantially all of these earnings will be permanently reinvested in foreign operations.  Determination of the amount of unrecognized deferred U.S. income tax liabilities and potential foreign tax credits is not practical to calculate because of the complexity of this hypothetical calculation.

During the fourth quarter we repatriated $1.5 million of foreign earnings. This $1.5 million dividend was an extraordinary dividend that qualified under provisions of the American Jobs Creation Act for the 85 percent dividend received deduction.

We are undergoing routine audits by taxing authorities of its state income tax returns covering periods from 2002 to 2004.  We believe that the probable outcome of these various audits will not materially affect our consolidated financial statements.

We made income tax payments of $25.7 million, $14.0 million and $12.7 million and received refunds of $2.9 million, $9,000 and $202,000 during the years ended June 30, 2006, 2005 and 2004 respectively.

12.          Employment Contracts

We have employment agreements with our officers and certain other key employees for periods through December 31, 2009 with annual remuneration ranging from $135,000 to $450,000, plus cost of living adjustments and, in some cases, additional compensation based upon earnings of the Company.  Future aggregate minimum payments under these contracts are $2.4 million per year.  Certain of the contracts provide for a three-year consulting period at the expiration of the employment term at two-thirds of salary.  In addition, these officers have the option to terminate their employment agreements upon a change in control of the Company, as defined, and receive lump sum payments equal to the salary and bonus, if any, for the remainder of the term.

13.          Employee Benefit Plans

401(k) and Profit Sharing Plans

All employees of the Company and certain subsidiaries who are not members of a collective bargaining agreement are eligible to participate in a company sponsored 401(k) plan.  Each participant has the option to contribute a portion of his or her compensation and receive a discretionary employer matching contribution.  Furthermore, employees of one subsidiary are eligible to participate in a qualified profit sharing plan and receive an allocation of a discretionary share of the subsidiary’s profits.  For fiscal years ended June 30, 2006, 2005 and 2004, these 401(k) and profit sharing plans had an aggregate expense of $4.0 million, $3.8 million and $3.3 million, respectively.

Defined Benefit Pension Plans

Effective January 1, 1994, we established a Supplemental Executive Retirement Plan (the “SERP”) which provides retirement, death and disability benefits to certain of its officers.  The SERP is currently unfunded, however there are funds being held in a Rabbi Trust for the SERP consisting primarily of cash surrender value of life insurance policies.  Those assets (which are included in other assets) totaled $6.3 million and $5.5 million at June 30, 2006 and 2005, respectively, and are not considered in the fair value of plan assets.  The measurement date for the SERP is June 30.

We acquired MCE on September 3, 2003, including its defined benefit pension plan (the “MCE Plan”).  The MCE Plan has been frozen since December 31, 1993.  The measurement date for the MCE Plan is March 31.

Obligations and Funded Status:

	June 30,
	2006	2005
	(In thousands)

Change in projected benefit obligation
Benefit obligation at beginning of year	$18,654	$12,145
Service cost	147	305
Interest cost	1,079	990
Plan participants’ contributions	—	—
Amendments	—	—
Actuarial (gain) loss	378	5,382
Acquisition	—	—
Benefits paid	(408)	(168)
Benefit obligation at end of year	$19,850	$18,654

Change in plan assets
Fair value of plan assets at beginning of year	$2,111	$1,839
Actual return on plan assets	258	101
Acquisitions	—	—
Employer contributions	384	339
Plan participants’ contributions	—	—
Benefits paid	(408)	(168)
Fair value of plan assets at end of year	$2,345	$2,111

Funded status	$(17,505)	$(16,543)
Unrecognized net transition asset	386	424
Unrecognized net actuarial loss (gain)	7,904	8,308
Unrecognized prior service cost (benefit)	—	—
Net amount recognized	$(9,215)	$(7,811)

Amounts recognized in the statement of financial position consist of:

	June 30,
	2006	2005
	(In thousands)

Prepaid cost	$—	$—
Accrued benefit cost (included in other long-term liabilities)	(16,238)	(13,974)
Intangible assets (included in other assets)	386	424
Accumulated other comprehensive income	6,637	5,739
Net amount recognized	$(9,215)	$(7,811)

The accumulated benefit obligation for all defined benefit pension plans was $18.6 million and $16.1 million at June 30, 2006 and 2005, respectively.

Information for pension plans with accumulated benefit obligations and projected benefit obligations in excess of plan assets is as follows:

	June 30,
	2006	2005
	(In thousands)

Projected benefit obligation	$(19,850)	$(18,654)
Accumulated benefit obligation	(18,583)	(16,085)
Fair value of plan assets	2,345	2,111

Components of Net Periodic Benefit Cost

	Years Ended June 30,
	2006	2005	2004
	(In thousands)

Service cost	$147	$305	$417
Interest cost	1,079	990	653
Expected return on plan assets	(162)	(145)	(104)
Amortization of net transition (asset) obligation	38	38	38
Recognized actuarial (gain) loss	687	451	200
Net periodic benefit cost	$1,789	$1,639	$1,204

Additional Information

	Years Ended June 30,
	2006	2005	2004
	(In thousands)

Increase (decrease) in minimum liability included in other comprehensive income	$898	$2,383	$(348)

Assumptions

Weighted-average assumptions used to determine benefit obligations

	SERP		MCE Plan
	June 30,		June 30,
	2006	2005	2006	2005

Discount rate	6.25%	5.25%	6.00%	5.75%
Rate of compensation increase	3.00%	0.00%	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost

	SERP			MCE Plan
	Years Ended June 30,			Years Ended June 30,
	2006	2005	2004	2006	2005	2004

Discount rate	5.25%	6.25%	6.00%	5.75%	5.75%	6.25%
Expected long-term return on plan assets	N/A	N/A	N/A	7.75%	7.75%	7.75%
Rate of compensation increase	3.00%	0.00%	0.00%	N/A	N/A	N/A

In determining the long-term rate of return for the MCE Plan, we consider the historical rates of return, the nature of the Plan’s investment and an expectation of the Plan’s investment strategy.

Plan Assets

The MCE pension plan weighted-average asset allocations at June 30, 2006 and 2005 by asset category are as follows:

	June 30,
	2006	2005

Actual asset allocation:
Equity securities	70.26%	70.20%
Debt securities	26.28	27.62
Other	3.46	2.18
Total	100.00%	100.00%

Target asset allocation:
Equity securities	60.00%	60.00%
Debt securities	40.00	40.00
Total	100.00%	100.00%

The target policy was set to maximize returns with consideration to the long-term nature of the obligations and maintaining a lower level of overall volatility through the allocation to debt securities.  During the year, the asset allocation is reviewed for adherence to the target policy and is rebalanced periodically towards the target weights.

We expect to contribute approximately $1.5 million to the MCE pension and SERP plans in the fiscal year ending June 30, 2007.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Years Ending June 30,
(In thousands)

2007	$1,551
2008	1,551
2009	1,562
2010	1,567
2011	1,578
Years 2012-2016	7,934

14.          Commitments and Contingencies

Operating Leases

Several of our operating facilities and certain machinery and equipment are leased under agreements expiring through 2020.  The leases for machinery and equipment generally contain options to purchase at the then fair market value of the related leased assets.

Future minimum payments under operating leases as of June 30, 2006 are as follows for the fiscal years:

(In thousands)
2007	$8,174
2008	6,121
2009	4,458
2010	3,288
2011	2,319
Thereafter	10,977
Future minimum lease payments	35,337
Sub-lease income	2,953
Net minimum lease payments	$32,384

Rental expense was $9.7 million, $9.6 million and $8.7 million during the fiscal years 2006, 2005 and 2004, respectively.  Sub-lease rental income was $1.1 million, $1.2 million and $1.1 million for the fiscal years 2006, 2005 and 2004, respectively.

Legal Matters

We are involved in various routine legal matters.  Management believes the outcome of these matters will not have a materially adverse effect on our consolidated financial statements.

15.                               Business Segments

Our business segments, and major products included in each segment, are as follows:

Microelectronic Solutions (“AMS”):

•                  Microelectronic Components, Sub-assemblies and Modules

•                  Integrated Circuits

•                  Motion Control Systems

Test Solutions (“ATS”):

•                  Instrument Products and Test Systems

We manufacture advanced technology systems and components for commercial industry, government and defense contractors.  Approximately 29%, 32% and 34% of our sales for the fiscal years 2006, 2005 and 2004, respectively, were to agencies of the United States government or to prime defense contractors or subcontractors of the United States government.  No one customer constituted more than 5% of sales during any year in the periods presented.  Inter-segment sales were not material and have been eliminated from the tables below.

Most of our operations are located in the United States; however, we also have operations in Europe and Asia.  Each of Aeroflex International Limited, which we acquired in May 2002, RIWS, which we acquired in July 2003, and SPG, which we acquired in May 2005, have significant operations in the United Kingdom.  Specifically, net sales from facilities located in the United Kingdom, all of which are in the ATS segment, were approximately $153 million, $131 million and $121 million for the fiscal years 2006, 2005 and 2004, respectively.  Total assets of the United Kingdom operations were $216 million, $206 million and $115 million for the fiscal years ended June 30, 2006, 2005 and 2004, respectively.

Our sales to customers by geographic region were:

	Years Ended June 30,
	2006	2005	2004

United States	58%	60%	64%
Europe and the Middle East	27	27	26
Asia and Australia	13	12	9
Other Regions	2	1	1
	100%	100%	100%

	Years Ended June 30,
	2006	2005	2004
		(In thousands)
		(Restated) (1)	(Restated) (2)
Business Segment Data:
Net sales:
Microelectronic Solutions (“AMS”)	$241,052	$207,868	$178,929
Test Solutions (“ATS”)	310,794	255,503	235,172
Net sales	$551,846	$463,371	$414,101
Segment adjusted operating income (3):
AMS	$58,467	$46,193	$40,478
ATS	25,923	22,002	20,244
General corporate expenses	(15,279)	(20,289)	(12,737)
	69,111	47,906	47,985
Amortization of acquired intangibles
AMS	(2,134)	(2,154)	(1,982)
ATS	(11,644)	(6,742)	(5,748)
Share based compensation
AMS	(1,488)	—	—
ATS	(1,851)	—	—
Corporate	(3,433)	—	—
Restructuring charges- ATS	(3,214)	(3,124)	—
Acquired in-process research and development- AMS	—	—	(420)
- ATS	—	(2,974)	(3,800)
Current period impact of acquisition related adjustment to inventory - ATS	(1,088)	(840)	—
Interest expense	(608)	(895)	(1,403)
Other income (expense), net	1,666	1,844	(1,711)
Income from continuing operations before income taxes	$45,317	$33,021	$32,921

Total assets:
AMS	$186,531	$180,498	$192,606
ATS	387,160	377,664	240,505
Corporate	64,331	31,687	96,653
Assets of discontinued operations	—	—	21,627
Total assets	$638,022	$589,849	$551,391
Capital expenditures:
AMS	$6,255	$6,997	$4,108
ATS	8,904	8,560	6,076
Corporate	333	79	954
Total capital expenditures	$15,492	$15,636	$11,138
Depreciation and amortization expense:
AMS	$8,949	$9,073	$8,227
ATS	21,347	15,183	13,549
Corporate	173	156	80
Total depreciation and amortization expense	$30,469	$24,412	$21,856

(1)                   Restated for the transfer of the Motion Control Systems business from ATS to AMS due to an internal reorganization.  Sales and operating income for the Motion Control Systems business was $14.9 million and $816,000, respectively, for the year ended June 30, 2005.

(2)                   Restated for the transfer of the Motion Control Systems business from ATS to AMS due to an internal reorganization.  Sales and operating loss for the Motion Control Systems business was $14.4 million and $1.6 million, respectively, for the year ended June 30, 2004.

(3)                   Management evaluates the operating results of the two segments based upon reported operating income, before costs related to amortization of acquired intangibles, share based compensation, restructuring and the impact of acquisition related adjustments to inventory and acquired in-process research and development charges.

Quarterly Financial Data (Unaudited):

(In thousands, except per share amounts)

	Quarter				Year Ended
2006	First	Second	Third	Fourth	June 30,

Net sales	$125,648	$135,156	$140,528	$150,514	$551,846
Gross profit	58,926	64,554	67,066	67,872	258,418
Income from continuing operations	$4,527	$7,775	$7,746	$8,048	$28,096
Income from continuing operations per share:
Basic	$0.06	$0.10	$0.10	$0.11	$0.37
Diluted	$0.06	$0.10	$0.10	$0.10	$0.37

	Quarter				Year Ended
2005	First	Second	Third	Fourth	June 30,

Net sales	$109,183	$112,469	$113,754	$127,965	$463,371
Gross profit	51,332	53,481	53,791	60,008	218,612
Income from continuing operations	$6,400	$6,142	$3,867	$2,235	$18,644
Income from continuing operations per share:
Basic	$0.09	$0.08	$0.05	$0.03	$0.25
Diluted	$0.08	$0.08	$0.05	$0.03	$0.25

Since per share information is computed independently for each quarter and the full year, based on the respective average number of common and common equivalent shares outstanding, the sum of the quarterly per share amounts does not necessarily equal the per share amounts for each year.

AEROFLEX INCORPORATED

AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Column A	Column B	Column C			Column D		Column E
		Additions
			Charged
	Balance at	Charged to	to other				Balance at
	beginning of	costs and	accounts -		Deductions -		end of
Description	period	expenses	describe		describe		period

YEAR ENDED JUNE 30, 2006:

Allowance for doubtful accounts	$1,210	$278	$—		$138	(B)	$1,350

YEAR ENDED JUNE 30, 2005:

Allowance for doubtful accounts	$1,618	$(486)	$170	(A)	$92	(B)	$1,210

YEAR ENDED JUNE 30, 2004:

Allowance for doubtful accounts	$1,487	$87	$340	(A)	$296	(B)	$1,618

Note:      (A)  —  Acquired in purchase of businesses.

(B)            —  Net write-offs of uncollectible amounts.

AEROFLEX INCORPORATED
INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation, as amended. (Incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended September 30, 2001).

3.2	By-Laws, as amended. (Incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 8-K filed on August 17, 2005).

4.1	Rights agreement, dated as of August 13, 1998, between Aeroflex Incorporated and American Stock Transfer Company (Incorporated by reference to Exhibit 4 to report on Form 8-K filed August 14, 1998).

4.2	Code of Ethics for Chairman, Chief Executive Officer and Senior Financial Officers of Aeroflex Incorporated.

10.1

Fifth Amended and Restated Loan and Security Agreement dated as of February 14, 2003 among the Registrant, certain of its subsidiaries, JPMorgan Chase Bank and Fleet National Bank. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended December 31, 2002).

10.2

Eighth Amendment Agreement dated March 21, 2006, between and among Aeroflex Incorporated, and certain of its domestic subsidiaries, Bank of America, N.A. as the Fronting Bank and Administrative Agent and JPMorgan Chase Bank, N.A., as Syndication Agent (incorporated by reference to Exhibit 10.3 of Form 8-K filed on March 27, 2006).

10.3

Credit Agreement, dated March 21, 2006, between and among Aeroflex Incorporated, Aeroflex Test Solutions Limited, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent Incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed on March 27, 2006).

10.4

Guarantee Agreement, dated March 21, 2006, between Aeroflex Incorporated and certain of its domestic subsidiaries, and JPMorgan Chase Bank, N.A., as Administrative Agent Incorporated by reference to Exhibit 10.2 of Form 8-K filed on March 27, 2006).

10.5

First Amendment Agreement, dated August 28, 2006, to the Credit Agreement, by and among Aeroflex Incorporated, Aeroflex Test Solutions, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.1 of Report on Form 8-K filed on September 1, 2006).

10.6	1994 Non-Qualified Stock Option Plan. (Incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K for the year ended June 30, 1994).

10.7	1994 Outside Directors Stock Option Plan. (Incorporated by reference to Exhibit 10.3 of Annual Report on Form 10-K for the year ended June 30, 1994).

10.8	Employment Agreement between Aeroflex Incorporated and Harvey R. Blau. (Incorporated by reference to Exhibit 10.1 to Report on Form 10-Q for the quarter ended March 31, 1999).

10.9	Employment Agreement between Aeroflex Incorporated and Michael Gorin. (Incorporated by reference to Exhibit 10.2 to Report on Form 10-Q for the quarter ended March 31, 1999).

10.10	Employment Agreement between Aeroflex Incorporated and Leonard Borow. (Incorporated by reference to Exhibit 10.3 to Report on Form 10-Q for the quarter ended March 31, 1999).

10.11	1996 Stock Option Plan. (Incorporated by reference to Exhibit A to Definitive schedule 14A filed September 30, 1996).

10.12	1998 Stock Option Plan. (Incorporated by reference to Exhibit 10 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

10.13	1999 Stock Option Plan. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8, Registration Statement #333-31654).

10.14	Key Employee Stock Option Plan. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8, Registration Statement #333-53622).

10.15	2000 Stock Option Plan, as amended. (Incorporated by reference to Exhibit 4 to Registration Statement on Form S-8, #333-97027).

10.16	2002 Stock Option Plan. (Incorporated by reference to Exhibit 4 to Registration Statement on Form S-8, #333-97029).

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

10.23	Aeroflex Incorporated Key Employee Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.19 to Form 10-K for the fiscal year ended June 20, 2001).

10.24	Trust Under Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.20 to Form 10-K for the fiscal year ended June 30, 2001).

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

10.29	Form of Warrant Exchange Agreement. (Incorporated by reference to Exhibit 99.2 of Report on Form 8-K filed July 2, 2003).

10.30	Form of MCE Shareholders’ Agreement. (Incorporated by reference to Exhibit 99.3 of Report on Form 8-K filed July 2, 2003).

10.31	Employment Agreement between Aeroflex Incorporated and John Adamovich, Jr., dated November 9, 2005. (Incorporated by reference to Exhibit 10.1 of Report on Form 8-K filed on November 15, 2005).

10.32

Stock Purchase Agreement dated as of July 31, 2003, by and among Racal Instruments Group Limited, Aeroflex and IFR Systems Limited, a wholly-owned subsidiary of Aeroflex Incorporated. (Incorporated by reference to Exhibit 99.1 to Report on Form 8-K dated July 31, 2003).

10.33

Asset Purchase Agreement dated as of July 31, 2003, by and between Racal Instruments Inc. and Aeroflex Incorporated. (Incorporated by reference to Exhibit 99.2 to Report on Form 8-K dated July 31, 2003).

10.34

Asset Purchase Agreement dated as of July 31, 2003, by and among Racal Instruments Group Limited and Aeroflex Incorporated. (Incorporated by reference to Exhibit 99.3 to Report on Form 8-K dated July 31, 2003).

10.35	Employment Agreement between Aeroflex Incorporated and Carl Caruso dated November 6, 2003. (Incorporated by reference to Exhibit 10.2 to Report on Form 10-Q for the quarter ended December 31, 2003).

10.36

Employment Agreement between Aeroflex Incorporated and Charles Badlato dated November 6, 2003. (Incorporated by reference to Exhibit 10.1 to Report on Form 10-Q for the quarter ended December 31, 2003).

10.37

Amendment No. 4 to Employment Agreement between Aeroflex Incorporated and Harvey R. Blau dated as of May 13, 2004. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2004).

10.38

Amended No. 4 to Employment Agreement between Aeroflex Incorporated and Michael Gorin dated as of May 13, 2004. (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2004).

10.39

Amendment No. 4 to Employment Agreement between Aeroflex Incorporated and Leonard Borow dated May 13, 2004. (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2004).

10.40	Amendment No. 1 to Employment Agreement between Aeroflex Incorporated and Carl Caruso dated March 11, 2005. (Incorporated by reference to Exhibit 10.1 of Report on Form 8-K filed March 31, 2005).

10.41

Sale and Purchase Agreement, dated as of May 23, 2005, between UbiNetics Holdings Limited and Aeroflex Test Solutions Limited. (Incorporated by reference to Exhibit 10.1 to Report on Form 8-K filed May 27, 2005).

10.42	Deed of Guarantee, dated as of May 23, 2005, made between Aeroflex Incorporated and UbiNetics Holdings Limited. (Incorporated by reference to Exhibit 10.2 to Report on Form 8-K filed May 27, 2005).

10.43	Amendment No. 5 to Employment Agreement between Aeroflex Incorporated and Harvey R. Blau dated August 17, 2005. (Incorporated by reference to Exhibit 10.1 to Report on Form 8-K filed August 17, 2005).

10.44	Amendment No. 5 to Employment Agreement between Aeroflex Incorporated and Michael Gorin dated August 17, 2005. (Incorporated by reference to Exhibit 10.2 to Report on Form 8-K filed August 17, 2005).

10.45	Amendment No. 5 to Employment Agreement between Aeroflex Incorporated and Leonard Borow dated August 17, 2005. (Incorporated by reference to Exhibit 10.3 to Report on Form 8-K filed August 17, 2005).

10.46	Consulting and Retirement Agreement between Aeroflex Incorporated and Michael Gorin dated August 17, 2005. (Incorporated by reference to Exhibit 10.4 to Report on Form 8-K filed August 17, 2005).

21	The following is a list of the Registrant’s subsidiaries as of June 30, 2006:

Jurisdiction of
Name	Incorporation
Aeroflex Cambridge, Ltd.	England
Aeroflex Colorado Springs, Inc.	Delaware
Aeroflex / Inmet, Inc.	Michigan
Aeroflex International Ltd.	England
Aeroflex / KDI, Inc.	Michigan
Aeroflex / Metelics, Inc.	California
Aeroflex Microelectronics Solutions, Inc.	Michigan
Aeroflex Plainview, Inc.	Delaware
Aeroflex Powell, Inc.	Ohio
Aeroflex Systems Corp.	Delaware
Aeroflex / Weinschel, Inc.	Michigan
Aeroflex Wichita, Inc.	Delaware
Europtest, S.A.	France
MCE Technologies (Nanjing) Co., Ltd.	China
Racal Instruments Wireless Solutions Limited	England

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chairman of the Board pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Operating Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.4	Certification of Principal Accounting Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.