Form 10-K/A
period 2006-06-30
AEROFLEX INC
filed 2006-09-19
CIK 2601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

This Annual Report on Form 10-K/A is being filed to include previously omitted conformed versions of the signed Reports of Independent Registered Public Accounting Firm, dated September 12, 2006 and the signed consent of the Company’s independent registered public accounting firm.   The Company’s code of ethics was previously filed as Exhibit 4.2 and it is now filed under Exhibit 14.

Except as described above, no other changes have been made to the original Form 10-K, and this Form 10-K/A does not amend, update or change the financial statements or any other Items or disclosures in the original Form 10-K. This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures, including any exhibits to the Form 10-K affected by subsequent events.

PART IV

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

10.42	Deed of Guarantee, dated as of May 23, 2005, made between Aeroflex Incorporated and UbiNetics Holdings Limited. (Incorporated by reference to Exhibit 10.2 to Report on Form 8-K filed May 27, 2005).

10.43	Amendment No. 5 to Employment Agreement between Aeroflex Incorporated and Harvey R. Blau dated August 17, 2005. (Incorporated by reference to Exhibit 10.1 to Report on Form 8-K filed August 17, 2005).

10.44	Amendment No. 5 to Employment Agreement between Aeroflex Incorporated and Michael Gorin dated August 17, 2005. (Incorporated by reference to Exhibit 10.2 to Report on Form 8-K filed August 17, 2005).

10.45	Amendment No. 5 to Employment Agreement between Aeroflex Incorporated and Leonard Borow dated August 17, 2005. (Incorporated by reference to Exhibit 10.3 to Report on Form 8-K filed August 17, 2005).

10.46	Consulting and Retirement Agreement between Aeroflex Incorporated and Michael Gorin dated August 17, 2005. (Incorporated by reference to Exhibit 10.4 to Report on Form 8-K filed August 17, 2005).

14	Code of ethics for Chairman, Chief Executive Officer and Senior Financial Officers of Aeroflex Incorporated.

21	The following is a list of the Registrant’s subsidiaries as of June 30, 2006:

Jurisdiction of
Name	Incorporation
Aeroflex Cambridge, Ltd.	England
Aeroflex Colorado Springs, Inc.	Delaware
Aeroflex / Inmet, Inc.	Michigan
Aeroflex International Ltd.	England
Aeroflex / KDI, Inc.	Michigan
Aeroflex / Metelics, Inc.	California
Aeroflex Microelectronics Solutions, Inc.	Michigan
Aeroflex Plainview, Inc.	Delaware
Aeroflex Powell, Inc.	Ohio
Aeroflex Systems Corp.	Delaware
Aeroflex / Weinschel, Inc.	Michigan
Aeroflex Wichita, Inc.	Delaware
Europtest, S.A.	France
MCE Technologies (Nanjing) Co., Ltd.	China
Racal Instruments Wireless Solutions Limited	England

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chairman of the Board pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Operating Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.4	Certification of Principal Accounting Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aeroflex Incorporated
Date: September 19, 2006
	By:	/s/ John Adamovich, Jr.
John Adamovich, Jr., Senior Vice President and Chief
Financial Officer

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

/s/ KPMG LLP

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

/s/ KPMG LLP

Melville, New York
September 12, 2006

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

10.42	Deed of Guarantee, dated as of May 23, 2005, made between Aeroflex Incorporated and UbiNetics Holdings Limited. (Incorporated by reference to Exhibit 10.2 to Report on Form 8-K filed May 27, 2005).

10.43	Amendment No. 5 to Employment Agreement between Aeroflex Incorporated and Harvey R. Blau dated August 17, 2005. (Incorporated by reference to Exhibit 10.1 to Report on Form 8-K filed August 17, 2005).

10.44	Amendment No. 5 to Employment Agreement between Aeroflex Incorporated and Michael Gorin dated August 17, 2005. (Incorporated by reference to Exhibit 10.2 to Report on Form 8-K filed August 17, 2005).

10.45	Amendment No. 5 to Employment Agreement between Aeroflex Incorporated and Leonard Borow dated August 17, 2005. (Incorporated by reference to Exhibit 10.3 to Report on Form 8-K filed August 17, 2005).

10.46	Consulting and Retirement Agreement between Aeroflex Incorporated and Michael Gorin dated August 17, 2005. (Incorporated by reference to Exhibit 10.4 to Report on Form 8-K filed August 17, 2005).

14	Code of ethics for Chairman, Chief Executive Officer and Senior Financial Officers of Aeroflex Incorporated.

21	The following is a list of the Registrant’s subsidiaries as of June 30, 2006:

Jurisdiction of
Name	Incorporation
Aeroflex Cambridge, Ltd.	England
Aeroflex Colorado Springs, Inc.	Delaware
Aeroflex / Inmet, Inc.	Michigan
Aeroflex International Ltd.	England
Aeroflex / KDI, Inc.	Michigan
Aeroflex / Metelics, Inc.	California
Aeroflex Microelectronics Solutions, Inc.	Michigan
Aeroflex Plainview, Inc.	Delaware
Aeroflex Powell, Inc.	Ohio
Aeroflex Systems Corp.	Delaware
Aeroflex / Weinschel, Inc.	Michigan
Aeroflex Wichita, Inc.	Delaware
Europtest, S.A.	France
MCE Technologies (Nanjing) Co., Ltd.	China
Racal Instruments Wireless Solutions Limited	England

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chairman of the Board pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Operating Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.4	Certification of Principal Accounting Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.