Form 10-Q
period 2006-09-30
AEROFLEX INC
filed 2006-11-08
CIK 2601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2006

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

November 6, 2006	73,531,190
(Date)	(Number of Shares)

AEROFLEX INCORPORATED

AND SUBSIDIARIES

INDEX

PART I: FINANCIAL INFORMATION

Item 1 -	UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2006 and June 30, 2006

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
Three Months Ended September 30, 2006 and 2005

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended September 30, 2006 and 2005

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Item 2 -	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Three Months Ended September 30, 2006 and 2005

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

SIGNATURES

EXHIBIT INDEX

CERTIFICATIONS

Aeroflex Incorporated
and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(In thousands)

	September 30,	June 30,
	2006	2006
Assets

Current assets:
Cash and cash equivalents	$14,741	$10,387
Marketable securities	16,271	28,332
Accounts receivable, less allowance for doubtful accounts of $1,386 and $1,350	117,127	120,296
Inventories	137,366	133,420
Deferred income taxes	24,770	24,732
Prepaid expenses and other current assets	10,008	11,187
Total current assets	320,283	328,354

Property, plant and equipment, net	77,733	77,940
Other assets	15,968	14,276
Intangible assets with definite lives, net	51,330	54,215
Goodwill	173,300	163,237

Total assets	$638,614	$638,022

See notes to unaudited condensed consolidated financial statements

Aeroflex Incorporated
and Subsidiaries

Unaudited Condensed Consolidated Balance Sheet (continued)

(In thousands, except per share data)

	September 30,	June 30,
	2006	2006
Liabilities and Stockholders’ Equity

Current liabilities:
Current portion of long-term debt	$607	$607
Accounts payable	34,621	37,832
Advance payments by customers	21,472	21,128
Income taxes payable	9,281	9,162
Accrued payroll expenses	19,268	17,440
Accrued expenses and other current liabilities	42,826	33,046
Total current liabilities	128,075	119,215

Long-term debt	3,488	3,558
Deferred income taxes	3,340	4,631
Other long-term liabilities	22,991	22,948
Total liabilities	157,894	150,352

Stockholders’ equity:
Preferred stock, par value $.10 per share; authorized 1,000 shares Series A Junior Participating Preferred Stock, par value $.10 per share, authorized 110; none issued	—	—
Common stock, par value $.10 per share; authorized 110,000 shares; issued and outstanding 73,523 and 75,270 shares	7,352	7,527
Additional paid-in capital	368,756	384,870
Accumulated other comprehensive income	15,648	13,468
Retained earnings	88,964	81,805
Total stockholders’ equity	480,720	487,670

Total liabilities and stockholders’ equity	$638,614	$638,022

See notes to unaudited condensed consolidated financial statements

Aeroflex Incorporated
and Subsidiaries

Unaudited Condensed Consolidated Statements of Earnings

(In thousands, except per share data)

	Three months ended
	September 30,
	2006	2005

Net sales	$136,835	$125,648
Cost of sales	73,081	66,722
Gross profit	63,754	58,926

Selling, general and administrative costs	31,400	30,251
Research and development costs	17,748	17,964
Amortization of acquired intangibles	3,237	3,457
	52,385	51,672
Operating income	11,369	7,254

Other income (expense)
Interest expense	(151)	(160)
Other income (expense)	(31)	91
Total other income (expense)	(182)	(69)

Income before income taxes	11,187	7,185
Provision for income taxes	4,028	2,658
Net income	$7,159	$4,527

Net income per common share:
Basic	$0.10	$0.06
Diluted	$0.09	$0.06

Weighted average number of common shares outstanding:
Basic	74,736	74,758
Diluted	75,984	75,699

See notes to unaudited condensed consolidated financial statements

Aeroflex Incorporated
and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three months ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income	$7,159	$4,527
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,611	7,624
Deferred income taxes	(1,443)	(2,308)
Non - cash share based compensation	940	2,014
Excess tax benefits from share based compensation arrangements	(1)	(139)
Other, net	98	26
Change in operating assets and liabilities, net of effects from purchases of businesses:
Decrease (increase) in accounts receivable	2,770	5,485
Decrease (increase) in inventories	(3,543)	(3,705)
Decrease (increase) in prepaid expenses and other assets	(458)	(1,308)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(446)	(4,590)
Net cash provided by operating activities	12,687	7,626

Cash flows from investing activities:
Capital expenditures	(3,872)	(3,511)
Purchase of marketable securities	(193,183)	(7,952)
Proceeds from sale of marketable securities	205,244	7,952
Other, net	(135)	21
Net cash provided by (used in) investing activities	8,054	(3,490)

Cash flows from financing activities:
Purchase and retirement of treasury stock	(17,233)	(45)
Debt repayments	(70)	(101)
Excess tax benefits from share based compensation arrangements	1	139
Proceeds from the exercise of stock options	63	286
Amounts paid for withholding taxes on stock option exercises	(7)	(127)
Withholding taxes collected for stock option exercises	7	127
Net cash provided by (used in) financing activities	(17,239)	279
Effect of exchange rate changes on cash and cash equivalents	852	104

Net increase (decrease) in cash and cash equivalents	4,354	4,519
Cash and cash equivalents at beginning of period	10,387	12,974
Cash and cash equivalents at end of period	$14,741	$17,493

See notes to unaudited condensed consolidated financial statements

AEROFLEX INCORPORATED

AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.             Basis of Presentation

The condensed consolidated financial statements of Aeroflex Incorporated and Subsidiaries (the “Company”) presented herein have been prepared by the Company and are unaudited.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly our financial position, results of operations and cash flows as of and for all periods presented have been made.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been omitted.  We suggest that you read these condensed consolidated financial statements in conjunction with the audited financial statements and notes thereto included in the Company’s June 30, 2006 annual report to shareholders.

Results of operations for the three month periods are not necessarily indicative of results of operations for future interim periods or for the full fiscal year ended June 30, 2007.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  Actual results could differ from those estimates.

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

Long-term contracts are accounted for in accordance with SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”  We determine estimated contract profit rates and use the percentage-of-completion method to recognize revenues and associated costs as work progresses on certain long-term contracts.  We measure the extent of progress toward completion generally based upon one of the following methods (based upon an assessment of which method most closely aligns to the underlying earnings process): (i) the units-of-delivery method, (ii) the cost-to-cost method, using the ratio of contract costs incurred as a percentage of total estimated costs at contract completion (based upon engineering and production estimates), or (iii) the achievement of contractual milestones.  Provisions for anticipated losses or revisions in estimated profits on contracts-in-process are recorded in the period in which such anticipated losses or revisions become evident.

Revenue from sales of products where software is other than incidental to their performance, including related software support and maintenance contracts is recognized in accordance with SOP-97-2, “Software Revenue Recognition.” Accordingly, revenue for software is recognized when the software is delivered, assuming all of the above criteria for revenue recognition are met.  When a customer purchases software together with post contract support, we allocate a portion of the fee to post contract support for its fair value based on the contractual renewal rate.  Post contract support fees are deferred and recognized as revenue ratably over the term of the related contract.

Financial Instruments and Derivatives

Foreign currency contracts are used to protect us from fluctuations in exchange rates.  We entered into foreign currency contracts, which are not designated as hedges, and the change in fair value is included in income currently, within other income (expense).  As of September 30, 2006, we had $1.9 million of notional value foreign currency forward contracts maturing through December 2006.  Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts.  The fair value of these contracts at September 30, 2006 was immaterial.

Our interest rate swap derivatives are designated as cash flow hedges.  As such, they are recorded on the balance sheet as assets or liabilities at their fair value, with changes in the fair value of such derivatives recorded as a component of other comprehensive income.

Marketable Securities

Marketable securities are classified as available-for-sale and are recorded at fair market value with unrealized gains and losses, net of taxes, reported as a separate component of shareholders’ equity.  Realized gains and losses and declines in market value judged to be other than temporary, of which there were none for the three months ended September 30, 2006 and 2005, are included in other income.  Interest and dividends are also included in other income.  Marketable securities consist solely of auction rate bonds whose carrying amount equaled their fair value as of September 30, 2006.

Recently Issued Accounting Standards Not Yet Adopted

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109”  (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure.  FIN 48 becomes effective for us in our fiscal year ending June 30, 2008.  We are in the process of evaluating the impact, if any, FIN 48 will have on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”) to clarify the definition of fair value, establish a framework for measuring fair value in GAAP and expand the disclosures on fair value measurements.  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.  SFAS No. 157 becomes effective for us in our fiscal year ending June 30, 2009.  We are currently evaluating the impact, if any, of the provisions of SFAS No. 157 on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans,” (“SFAS No. 158”) which requires the recognition of a plan’s funded status as an asset or liability in the statement of financial position.  It requires that the plan’s assets and its obligations that determine its funded status be measured as of the end of the employer’s fiscal year. The requirement to recognize the funded status and the disclosure requirements are effective as of the end of our fiscal year ending June 30, 2007 and the requirement to measure the funded status at the end of the fiscal year is effective as of June 30, 2009.  We are currently evaluating the impact of the provisions of SFAS No. 158 on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”) to provide guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated.  Under SAB No. 108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the effect of the cumulative misstatement on the current year’s ending balance sheet.  SAB No. 108 will become effective for us in our fiscal year ending June 30, 2007.  We are currently evaluating the impact, if any, of the provisions of SAB No. 108 on our consolidated financial statements.

In March 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue 06-3,“How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation).”  A consensus was reached that entities may adopt a policy of presenting sales taxes and other similar taxes in the income statement on either a gross or net basis.  If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes.  The guidance is effective for periods beginning after December 15, 2006.  We present sales net of sales taxes.  This issue will not impact the method for recording these sales taxes in our consolidated financial statements.

2.             Acquisition of Businesses and Intangible Assets

On July 31, 2003, we acquired the Racal Instruments Wireless Solutions Group (“RIWS”) for cash of $38 million and a deferred payment of up to $16.5 million in either cash or Aeroflex common stock, at our option, depending on RIWS achieving certain performance goals for the year ending July 31, 2004. In October 2006, a final determination was made requiring us to pay $9.2 million, which we paid in cash.  We did not include this contingent consideration in any previously issued balance sheet as the payment of this consideration was not considered to be certain beyond a reasonable doubt.  As of September 30, 2006, we have accrued this liability and increased goodwill.

Intangible Assets with Definite Lives

The components of amortizable intangible assets are as follows:

	September 30, 2006
	(In thousands)
	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value

Existing technology	$84,015	$36,323	$47,692
Tradenames	2,331	2,089	242
Customer related intangibles	6,348	2,952	3,396
Total	$92,694	$41,364	$51,330

The aggregate amortization expense for amortized intangible assets was $3.2 million and $3.5 million for the three months ended September 30, 2006 and 2005, respectively.

The estimated aggregate amortization expense for each of the twelve month periods ending September 30, is as follows:

(In thousands)

2007	$12,419
2008	11,020
2009	9,049
2010	6,743
2011	3,234

Goodwill

The carrying amount of goodwill is as follows:

	Balance		Effect of	Balance
	as of	Adjustment	Foreign	as of
	July 1, 2006	(Note a)	Currency	September 30, 2006
		(In thousands)

Microelectronic Solutions segment	$46,688	$—	$—	$46,688
Test Solutions segment	116,549	9,309	754	126,612
Total	$163,237	$9,309	$754	$173,300

Note a -        This adjustment to goodwill is for the accrual of the final determination of the deferred payment due on the RIWS acquisition and related legal fees. The payment was made in October 2006.

3.             Restructuring Charges

In fiscal 2006, we initiated steps to consolidate our three Test Solutions businesses in the United Kingdom.  Pursuant to the plan, which is expected to be completed in the first half of fiscal 2007, our manufacturing operations were moved into one facility and we created a shared-services environment for all finance and administrative functions.  In connection with this plan, approximately 40 employees have been terminated and certain contract positions will be eliminated.  In fiscal 2006, we recorded charges of $3.2 million primarily for workforce reductions in all departments.  In the first quarter of fiscal 2007, we recorded an additional charge of $100,000 for workforce reductions.  As of September 30, 2006, approximately $888,000 remains to be paid and is included in accrued liabilities.  The workforce restructuring charges were allocated primarily to selling, general and administrative costs.

The following table sets forth the charges and payments related to the restructuring reserve, which is included in accrued expenses and other current liabilities in the accompanying balance sheet, for the period ended September 30, 2006:

					Balance
	Balance July 1,				September 30,
	2006	Three Months Ended September 30, 2006			2006
		(In thousands)
		Net Addition
		to		Foreign
	Restructuring	Restructuring	Cash	Currency	Restructuring
	Reserve	Reserve	Payments	Impact	Reserve

Work force reduction	$1,091	$100	$(317)	$14	$888

Other	100	—	—	—	100

Total	$1,191	$100	$(317)	$14	$988

4.             Earnings Per Share

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

The following table reconciles basic shares outstanding to diluted shares outstanding:

	Three Months Ended
	September 30,
	2006	2005
	(In thousands)

Basic Shares Outstanding	74,736	74,758
Add: Effect of dilutive stock options	1,248	941
Diluted Shares Outstanding	75,984	75,699

For the three months ended September 30, 2006, options to purchase 8.0 million shares at exercise prices ranging between $8.55 and $34.41 per share were not included in the computation of diluted EPS as their effect would have been anti-dilutive. For the three months ended September 30, 2005, options to purchase 10.6 million shares at exercise prices ranging between $8.10 and $34.41 per share were not included in the computation of diluted EPS as their effect would have been anti-dilutive.

5.             Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended
	September 30,
	2006	2005
	(In thousands)

Net income	$7,159	$4,527

Minimum pension liability adjustment, net of tax provision (benefit) of $0 and $(16)	—	16

Unrealized gain (loss) on interest rate swap agreements, net of tax provision (benefit) of $(3) and $15	(6)	25

Foreign currency translation adjustment	2,186	(2,255)

Total comprehensive income	$9,339	$2,313

Accumulated other comprehensive income (loss) is as follows:

		Unrealized
	Minimum	Gain (Loss)
	Pension	on Interest	Foreign
	Liability	Rate Swap	Currency
	Adjustment	Agreements	Translation	Total
	(net of tax)	(net of tax)	Adjustment	(net of tax)
		(In thousands)

Balance, June 30, 2006	$(4,180)	$(12)	$17,660	$13,468
Three months’ activity	—	(6)	2,186	2,180
Balance, September 30, 2006	$(4,180)	$(18)	$19,846	$15,648

The foreign currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

6.             Inventories

Inventories consist of the following:

	September 30,	June 30,
	2006	2006
	(In thousands)

Raw materials	$64,460	$52,796
Work in process	53,690	57,020
Finished goods	19,216	23,604
	$137,366	$133,420

7.             Product Warranty

We warrant our products against defects in design, materials and workmanship, generally for one year from their date of shipment.  A provision for estimated future costs relating to these warranties is recorded when revenue is recognized and is included in cost of sales. Quarterly we analyze our warranty liability for reasonableness based on a 15-month history of warranty costs incurred, the nature of the products shipped subject to warranty and anticipated warranty trends.

Activity related to our product warranty liability was as follows:

	Three Months Ended
	September 30,
	2006	2005
	(In thousands)

Balance at beginning of period	$2,583	$2,056
Provision for warranty obligations	581	819
Cost of warranty obligations	(577)	(547)
Foreign currency impact	7	(9)

Balance at end of period	$2,594	$2,319

8.            Bank Loan Agreements

On March 21, 2006, we executed a loan agreement with four banks for an unsecured multi-currency revolving credit facility that provides for borrowings under a line of credit of up to $100 million through March 2011.   Under certain circumstances, upon our request, the commitments under the credit facility may be increased by an additional $50 million to $150 million.  The interest rates on borrowings under this agreement are at varying rates depending on certain financial ratios with the current rate substantially equivalent to LIBOR plus ..575% (5.9% at September 30, 2006) on the revolving credit borrowings.  We are required to pay an annual facility fee of .175% on the entire credit line.

The terms of the loan agreement, as amended on August 28, 2006, require compliance with certain financial covenants including maintenance of various financial ratios, limitations on indebtedness and treasury stock repurchases, and prohibition of the payment of cash dividends and certain other payments.  We are currently in full compliance with all of the covenants contained in the loan agreement.  At September 30, 2006 there were no borrowings outstanding under the revolving credit facility and our available unused line of credit was approximately $89.0 million after consideration of $11.0 million of outstanding letters of credit.

9.             Defined Benefit Pension Plans

Effective January 1, 1994, we established a Supplemental Executive Retirement Plan (the “SERP”) which provides retirement, death and disability benefits to certain of our officers.  A substantial portion of the obligations under the SERP are unfunded.  On September 3, 2003, we acquired MCE, including its defined benefit pension plan (the “MCE Plan”).  The MCE Plan has been frozen since December 31, 1993.

Components of Net Periodic Benefit Cost

	Three Months Ended
	September 30,
	2006	2005
	(In thousands)

Service cost	$46	$126
Interest cost	270	248
Expected return on plan assets	(40)	(36)
Amortization of net transition (asset) obligation	9	9
Recognized actuarial (gain) loss	172	113
Net periodic benefit cost	$457	$460

We previously disclosed in the notes to our financial statements for the year ended June 30, 2006, that we expected to contribute $1.5 million to the MCE pension and SERP plans in the fiscal year ended June 30, 2007.   As of September 30, 2006, $237,000 of contributions have been made.

Due to the retirement in 2005 of one of our officers, we are required to make payments of $674,000 in fiscal year ending June 30, 2007 and $628,000 in each fiscal year thereafter pursuant to the SERP.  Payments cease December 31, 2015 or upon death, whichever is later.

10.      Share Based Compensation

We have several stock option plans that are described under the caption “Stock Options and Warrants” in footnote 9 of our June 30, 2006 consolidated financial statements.  As of September 30, 2006, 3.1 million shares of the Company’s Common Stock were reserved and available to be granted pursuant to these plans.

Compensation expense attributable to share based compensation was $940,000 ($601,000 after tax), or $.01 for both basic and diluted earnings per share for the three months ended September 30, 2006 and $2.0 million ($1.3 million after tax), or $.01 for both basic and diluted earnings per share for the three months ended September 30, 2005.   As of September 30, 2006, the total unrecognized compensation cost related to nonvested stock awards was $6.0 million and the related weighted average period over which it is expected to be recognized is approximately 2.2 years.

A summary of our stock option plans as of September 30, 2006 and changes during the three month period then ended, is presented below:

		Weighted		Weighted Average
		Average	Aggregate	Contractual Life
		Exercise	Intrinsic	Remaining in
	Shares	Price	Value (1)	Years
	(In thousands)		(In thousands)

Outstanding at July 1, 2006	14,763	$11.92
Granted	10	10.77
Exercised	(7)	8.31
Expired	—	—
Forfeited	(94)	10.71

Outstanding at September 30, 2006	14,672	$11.93	$18,057	5.1

Exercisable at September 30, 2006	13,509	$12.09	$17,193	4.8

Options expected to vest at September 30, 2006	1,080	$10.06	$780	8.5

(1)  The intrinsic value of a stock option is the amount by which the market value of the underlying stock on September 30, 2006 exceeds the exercise price of the option.

The weighted average grant date fair value of stock options granted for the three months ended September 30, 2006 and 2005 was $7.95 and $7.29, respectively.   The total intrinsic value of stock options exercised for the three months ended September 30, 2006 and 2005 was $19,000 and $366,000, respectively, on the exercise dates.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended
	September 30,
	2006	2005

Weighted average expected stock price volatility	84%	95%
Weighted average expected option life	6.0 years	6.2 years
Average risk free interest rate	4.8%	4.1%
Average dividend yield	—	—
Discount for post-vesting restrictions	N/A	N/A

Cash received from stock option exercises for the three months ended September 30, 2006 and 2005 was $63,000 and $286,000, respectively.   The tax benefit received from stock option exercises for the three months ended September 30, 2006 and 2005 was $6,000 and $139,000, respectively.

Restricted Stock

In fiscal 2006, we granted 10,000 shares of Restricted Stock of which none vested and none were forfeited during the three months ended September 30, 2006.  At the grant date, this award had an estimated fair value of approximately $105,000 which is being recognized as compensation expense, on a straight line basis over the requisite service period of two years.

11.          Stock Repurchase Program

During fiscal 2005, our Board of Directors authorized a stock repurchase program of up to 3.0 million shares of the Company’s Common Stock, subject to certain limitations imposed by our lending banks.  Purchases are made from time to time, depending upon market conditions at prices deemed appropriate by management.  During the first quarter of fiscal 2007, a total of 1,753,838 shares were repurchased for $17.2 million and retired.  Since the inception of this program, 1,838,838 shares have been repurchased for $18.0 million and retired, including 85,000 shares repurchased in prior fiscal years.

12.          Contingencies

We are involved in various routine legal matters.  We believe the outcome of these matters will not have a material adverse effect on our consolidated financial statements.

13.          Business Segments

Our business segments and major products included in each segment, are as follows:

Microelectronic Solutions (“AMS”)

•      Microelectronic Components, Sub-assemblies and Modules

•      Integrated Circuits

•      Motion Control Systems

Test Solutions (“ATS”)

•      Instrument Products and Test Systems

We are a manufacturer of advanced technology systems and components for commercial industry, government and defense contractors.  Approximately 29% and 26% of our sales for the three months ended September 30, 2006 and 2005, respectively, were to agencies of the United States government or to prime defense contractors or subcontractors of the United States government.  No one customer constituted more than 10% of sales during any of the periods presented.  Inter-segment sales were not material and have been eliminated from the tables below.

Most of our operations are located in the United States; however, we also have operations in Europe and Asia.  Aeroflex International Limited, which was acquired in May 2002, RIWS, which was acquired in July 2003, and SPG, which was acquired in May 2005, all have significant operations in the United Kingdom.  Specifically, net sales from facilities located in the United Kingdom were approximately $36.8 million and $34.9 million for the three months ended September 30, 2006 and 2005, respectively.  Total assets of the United Kingdom operations were $225.6 million as of September 30, 2006.

Revenues, based on the customers’ locations, attributed to the United States and other regions are as follows:

	For the Three Months Ended
	September 30,
	2006	2005
	(In thousands)

United States of America	$77,300	$76,266
Europe and Middle East	40,915	29,888
Asia and Australia	17,421	18,279
Other regions	1,199	1,215
	$136,835	$125,648

Selected financial data by segment is as follows:

	For the Three Months Ended
	September 30,
	2006	2005
	(In thousands)
Net sales:
Microelectronic solutions (“AMS”)	$64,627	$54,823
Test solutions (“ATS”)	72,208	70,825
Net sales	$136,835	$125,648

Segment adjusted operating income (1):
AMS	$16,012	$13,527
ATS	4,834	4,253
General corporate expense	(5,200)	(3,967)
	15,646	13,813

Amortization of acquired intangibles
- AMS	(487)	(534)
- ATS	(2,750)	(2,923)
Share based compensation
- AMS	(249)	(351)
- ATS	(243)	(434)
- Corporate	(448)	(1,229)
Restructuring charges - ATS (2)	(100)	—
Current period impact of acquisition related adjustment to inventory - ATS	—	(1,088)
Operating income (GAAP)	11,369	7,254
Interest expense	(151)	(160)
Other income (expense), net	(31)	91
Income before income taxes	$11,187	$7,185

(1)   Management evaluates the operating results of the two segments based upon pre-tax operating income, before costs related to restructuring, amortization of acquired intangibles, share based compensation and the impact of any acquisition related adjustments to inventory.

(2)   The operating income of the ATS segment has been adjusted to exclude the restructuring charges for the reorganization of its ATS segment, primarily its European operations.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Overview

We earn revenues and generate cash from the sale of microelectronic and test solution products into the broadband communications, aerospace and defense markets.  Overall, we seek to strengthen and expand our proprietary technologies and to broaden the applications for existing technologies.

In the microelectronic solutions segment, our business strategy has been to use our design, engineering and manufacturing know-how of application specific multi-function module and space hybrid microcircuits to provide more content on classified satellite programs and position ourselves for increased outsourcing by major satellite manufacturers; increase the content of application integrated circuits in the CT scan market; and participate in the “3G” wireless communications build-out.  Concerning the test solutions segment, our business strategy has been to use our design, development, and manufacturing capabilities to provide a broad line of test equipment to leading manufacturers and service providers in a) the wireless industry, b) the military and private mobile radio industry and c) the commercial and military avionics industries.  Over the years, we have made acquisitions to enter new markets or to increase our penetration of existing markets.

Day to day, our management style focuses on driving operating efficiencies throughout the business and the maintenance of a conservative capital structure.

In March 2006, we initiated steps to further consolidate our three Test Solutions businesses in the United Kingdom.  Pursuant to the plan, which is expected to be completed in the first half of fiscal 2007, our manufacturing operations were moved into one facility and we created a shared-services environment for all finance and administrative functions.  In connection with this plan, approximately 40 employees have been terminated and certain contract positions will be eliminated.  In fiscal 2006 we recorded a charge of $3.2 million for workforce reductions in all departments.  In the first quarter of fiscal 2007, we recorded a charge of $100,000 for workforce reductions.  At September 30, 2006, approximately $888,000 remains to be paid and is included in accrued liabilities.  The workforce restructuring charges were allocated primarily to selling, general and administrative costs. The restructuring is expected to generate a savings of approximately $5.0 million per year.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Net Sales.  Net sales increased 9% to $136.8 million for the three months ended September 30, 2006 from $125.6 million for the three months ended September 30, 2005.  Net sales in the microelectronic solutions (“AMS”) segment increased 18% to $64.6 million for the three months ended September 30, 2006 from $54.8 million for the three months ended September 30, 2005 primarily as a result of increased volume of microelectronic modules, components and integrated circuits.  Net sales in the test solutions (“ATS”) segment increased 2% to $72.2 million for the three months ended September 30, 2006 from $70.8 million for the three months ended September 30, 2005 primarily due to increased volume as a result of new product introductions in our wireless business.

Gross Profit.  Gross profit equals net sales less cost of sales.  Cost of sales includes materials, direct labor and overhead expenses such as engineering labor, fringe benefits, allocable occupancy costs, depreciation and manufacturing supplies.

Three Months
Ended		% of		% of		% of
September 30,	AMS	sales	ATS	sales	Total	sales
(In thousands, except percentages)
2006	$31,817	49.2%	$31,937	44.2%	$63,754	46.6%
2005	28,001	51.1%	30,925	43.7%	58,926	46.9%

Gross profit increased $3.8 million, or 14%, in the AMS segment primarily due to the increased sales volume in integrated circuits and components.  Margin percentages decreased 1.9% to 49.2% primarily due to a highly profitable satellite related shipment for microelectronic modules, which included a performance bonus, in last year’s first quarter.  This decrease was partially offset by an increase in margin percentage in our integrated circuits products.

Gross profit increased $1.0 million, or 3%, and by 50 basis points as a percentage of sales, in the ATS segment primarily as a result of our radio test products.

Selling, General and Administrative Costs.  Selling, general and administrative costs include office and management salaries, fringe benefits, commissions, insurance and professional fees.

Three Months
Ended		% of		% of			% of
September 30,	AMS	sales	ATS	sales	Corporate	Total	sales
(In thousands, except percentages)
2006	$9,772	15.1%	$15,980	22.1%	$5,648	$31,400	22.9%
2005	8,752	16.0%	16,304	23.0%	5,195	30,251	24.1%

Selling, general and administrative costs increased by $1.0 million, or 12%, in the AMS segment primarily due to general increases in expenses related to the increase in sales.  As a percentage of sales, AMS selling, general and administrative costs decreased 90 basis points.  Selling, general and administrative costs decreased by $324,000, or 2%, in the ATS segment primarily as a result of cost reduction efforts.   Corporate selling, general and administrative expenses increased by $453,000 resulting from increased personnel and benefits costs partially offset by a reduction in share based compensation expense.

Research and Development Costs.  Research and development costs include material, engineering labor and allocated overhead.

Three Months
Ended		% of		% of		% of
September 30,	AMS	sales	ATS	sales	Total	sales
(In thousands, except percentages)
2006	$6,280	9.7%	$11,468	15.9%	$17,748	13.0%
2005	6,074	11.1%	11,890	16.8%	17,964	14.3%

Self funded research and development costs increased $206,000, or 3%, in the AMS segment.  Research and development costs decreased $422,000, or 4%, in the ATS segment mainly due to cost savings resulting from our restructuring efforts in our UK operations partially offset by increased development cost for a new militarized frequency synthesizer.

Amortization of Acquired Intangibles.  Amortization decreased $220,000 or 6%.

Other Income (Expense).  Interest expense was $151,000 in the current quarter and $160,000 in the prior year.  Other expense of $31,000 for the three months ended September 30, 2006 consisted primarily of a foreign currency loss of $410,000 partially offset by interest income of $364,000.  Other income of $91,000 for the three months ended September 30, 2005 consisted primarily of interest income of $88,000 partially offset by a foreign currency loss of $71,000.  The increase in interest income is a result of higher average balances of cash, cash equivalents and marketable securities due to operating cash flow.

Provision for Income Taxes.  The income tax provision was $4.0 million (an effective income tax rate of 36.0%) for the three months ended September 30, 2006 and $2.7 million (an effective income tax rate of 37.0%) for the three months ended September 30, 2005.  The effective income tax rate for the two periods differed from the amount computed by applying the U.S. Federal income tax rate to income before income taxes primarily due to foreign, state and local income taxes.   We anticipate the rate to be 36% for the balance of the year.  We paid $5.6 million and $1.8 million for income taxes for the three months ended September 30, 2006 and 2005, respectively.

Net Income.   Net income for the three months ended September 30, 2006 was $7.2 million, or 5.2% of sales, versus $4.5 million, or 3.6% of sales, for the three months ended September 30, 2005.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Liquidity and Capital Resources

As of September 30, 2006, we had $192 million in working capital and our current ratio was 2.5 to 1.  Our available unused line of credit under an unsecured multi-currency $100 million revolving credit facility that expires in March 2011 is approximately $89 million at September 30, 2006, after consideration of letters of credit.  Under certain circumstances, at our request, the commitments under the credit facility may be increased by an additional $50 million to $150 million.   The interest rate on revolving credit borrowings under this agreement is at various rates depending upon certain financial ratios, with the current rate substantially equivalent to LIBOR plus .575% (5.9% at September 30, 2006).

The terms of the loan agreement require compliance with certain covenants including maintenance of various financial ratios, limitation on indebtedness and treasury stock repurchases, and prohibition of the payment of cash dividends.  We are currently in full compliance with all of the covenants contained in our loan agreement, as amended to date.  We expect to be in compliance with all covenants for the foreseeable future.

For the three months ended September 30, 2006, our operations provided cash of $12.7 million, our investing activities provided cash of $8.1 million, primarily from the sale of marketable securities (net of purchases) of $12.1 million, partially offset by $3.9 million of capital expenditures, and our financing activities used cash of $17.2 million, primarily for the purchase and retirement of treasury stock.  In October 2006, $9.2 million was paid in a final determination of the Racal acquisition earnout.

We believe our cash, cash equivalents and marketable securities coupled with internally generated funds and available borrowings under lines of credit will be sufficient for our working capital requirements, capital expenditure needs and the servicing of our debt for the foreseeable future.  One of our pension plans currently is unfunded, but is expected to be funded from the cash surrender value of life insurance policies that are being held in a rabbi trust.  We do not believe that the amount of the pension obligations remaining after application of such policy proceeds will be material to our annual cash flows.  Our cash, cash equivalents and marketable securities coupled with our available borrowings under lines of credit, are available to fund acquisitions and other potential large cash needs that may arise.

The following table summarizes, as of September 30, 2006, our obligations and commitments to make future payments under debt, operating leases and employment agreements:

	Payments due by period
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
			(In thousands)

Long-term debt	$4,095	$607	$2,403	$700	$385
Operating leases	34,880	8,225	10,708	5,365	10,582
Employment and consulting contracts	5,094	2,128	2,668	298	—
Total	$44,069	$10,960	$15,779	$6,363	$10,967

The operating lease commitments shown in the above table have not been reduced by future minimum sub-lease rentals of $5.1 million.

In the normal course of business, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment.  None of these obligations are individually significant.  We do not expect that these commitments will have a material adverse affect on our liquidity.

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

Long-term contracts are accounted for in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contractors.”  We determine estimated contract profit rates and use the percentage-of-completion method to recognize revenues and associated costs as work progresses on certain long-term contracts.  We measure the extent of progress toward completion generally based upon one of the following methods (based upon an assessment of which method most closely aligns to the underlying earnings process): (i) the units-of-delivery method, (ii) the cost-to-cost method, using the ratio of contract costs incurred as a percentage of total estimated costs at contract completion (based upon engineering and production estimates), or (iii) the achievement of contractual milestones.  Provisions for anticipated losses or revisions in estimated profits on contracts-in-process are recorded in the period in which such anticipated losses or revisions become evident.

Revenue from sales of products where software is other than incidental to their performance, including related software support and maintenance contracts is recognized in accordance with SOP-97-2, “Software Revenue Recognition.”  Accordingly, revenue for software is recognized when the software is delivered, assuming all of the above criteria for revenue recognition are met.  When a customer purchases software together with post contract support, we allocate a portion of the fee to post contract support for its fair value based on the contractual renewal rate.  Post contract support fees are deferred and recognized as revenue ratably over the term of the related contract.

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

In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in the impairment of goodwill and other long-lived assets, as well as a reduction in the useful lives of such depreciable or amortizable long lived assets.  Impairment charges and the reduction in useful lives could have a material impact on our results of operations and financial conditions.

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

If our actual results are not as favorable as the forecasted results used in our impairment reviews of goodwill,  and other long-lived assets, impairment charges may be necessary which could have a material effect on our results of operations and financial condition.

Although we did not experience impairment of goodwill and other long-lived assets during fiscal 2006, in response to recent operating results in certain businesses within our test solutions segment (which has goodwill of approximately $126.6 million at September 30, 2006), we may conduct another impairment review prior to June 30, 2007.

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

We record a valuation allowance to reduce our deferred tax assets to the amounts of future tax benefit that is more likely than not to be realized.  While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, there is no assurance that sufficient taxable income will be generated in future years within the relevant jurisdictions or that tax strategies will continue to be prudent.  Accordingly, the valuation allowance might need to be increased to cover additional deferred tax assets that may not be realizable.  Any increase in the valuation allowance could have a material adverse impact on our income tax provision and net earnings in the period in which such determination is made.

Share-Based Compensation

With the adoption of SFAS No. 123(R) on July 1, 2005, we record the fair value of share based compensation awards as an expense.  In order to determine the fair value of stock options on the date of grant, the Company utilizes the Black-Scholes option-pricing model.  Inherent in this model are assumptions related to expected stock price volatility, option life, risk-free interest rate and dividend yield.  Expected volatilities are based on historical volatility of our shares using daily price observations over a period consistent with the expected life.  We use the safe harbor guidance in SAB 107 to estimate the expected life of options granted during fiscal 2006 and the first quarter of fiscal 2007.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods similar to the expected life.  While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock price volatility and option life assumptions require a greater level of judgment which makes them critical accounting estimates.

Issued But Not Adopted Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure.  FIN 48 becomes effective for us in our fiscal year ending June 30, 2008.  We are in the process of evaluating the impact, if any, FIN 48 will have on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”) to clarify the definition of fair value, establish a framework for measuring fair value in GAAP and expand the disclosures on fair value measurements.  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.  SFAS No. 157 becomes effective for us in our fiscal year ending June 30, 2009.  We are currently evaluating the impact, if any, of the provisions of SFAS No. 157 on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans,” (“SFAS No. 158”) which requires the recognition of a plan’s funded status as an asset or liability in the statement of financial position.  It requires that the plan’s assets and its obligations that determine its funded status be measured as of the end of the employer’s fiscal year. The requirement to recognize the funded status and the disclosure requirements are effective as of the end of our fiscal year ending June 30, 2007 and the requirement to measure the funded status at the end of the fiscal year is effective as of June 30, 2009.  We are currently evaluating the impact of the provisions of SFAS No. 158 on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”) to provide guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated.  Under SAB No. 108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the effect of the cumulative misstatement on the current year’s ending balance sheet.  SAB No. 108 will become effective for us in our fiscal year ending June 30, 2007.  We are currently evaluating the impact, if any, of the provisions of SAB No. 108 on our consolidated financial statements.

In March 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation).”  A consensus was reached that entities may adopt a policy of presenting sales taxes and other similar taxes in the income statement on either a gross or net basis.  If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes.  The guidance is effective for periods beginning after December 15, 2006.  We present sales net of sales taxes.  This issue will not impact the method for recording these sales taxes in our consolidated financial statements.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates and to foreign currency exchange rates.  Most of our debt is at fixed rates of interest or at a variable rate with an interest rate swap agreement which effectively converts the variable rate debt into fixed rate debt.  Therefore, if market interest rates increase by 10% from levels at September 30, 2006, the effect on our net income as well as the fair value of our swap would be insignificant.  Most of our invested cash, cash equivalents and marketable securities are at variable rates of interest.  If market interest rates decrease by 10 percent from levels at September 30, 2006, the effect on our net income would be insignificant.  If foreign currency exchange rates (primarily the British Pound and the Euro) change by 10% from levels at September 30, 2006, the effect on our other comprehensive income would be approximately $17.3 million.  Foreign currency contracts are used to protect us from short-term fluctuations in exchange rates principally related to outstanding trade receivables.  We periodically enter into foreign currency contracts, which are not designated as hedges, and the change in fair value is included in income currently, within other income (expense).  As of September 30, 2006, we had $1.9 million of notional value foreign currency forward contracts maturing through December 2006.  Notional amounts do not quantify risk or represent assets or liabilities, but are used in the calculation of cash settlements under the contracts.  The fair value of these contracts at September 30, 2006 was immaterial.

ITEM 4 – CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2006, to ensure that information to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors from the risk factors disclosed in the Form 10-K for the year ended June 30, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

			Total Number of	Maximum Number
			Shares Purchased	of Shares that
Issuer Purchases of Equity Securities (1)			to date as Part of	May Yet be
	Total Number of		Publicly	Purchased under
	Shares	Average Price	Announced Plans	the Plans or
Period	Purchased (2)	Paid Per Share	or Programs	Programs

July 2006	—	$—	85,000	2,915,000
August 2006	1,064,571	$9.66	1,149,571	1,850,249
September 2006	689,267	$10.01	1,838,838	1,161,162

(1)          For description of our stock repurchase program, see Note 11 to the Unaudited Condensed Consolidated Financial Statements.

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

AEROFLEX INCORPORATED
(REGISTRANT)

November 8, 2006	By:	/s/John Adamovich, Jr.
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