Form 10-Q
period 2006-12-31
AEROFLEX INC
filed 2007-02-07
CIK 2601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended                                                      December 31, 2006

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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

February 5, 2007	73,640,702
(Date)	(Number of Shares)

AEROFLEX INCORPORATED

AND SUBSIDIARIES

Aeroflex Incorporated

and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(In thousands)

	December 31,	June 30,
	2006	2006
Assets

Current assets:
Cash and cash equivalents	$14,923	$10,387
Marketable securities	—	28,332
Accounts receivable, less allowance for doubtful accounts of $1,926 and $1,350	118,120	120,296
Inventories	146,528	133,420
Deferred income taxes	24,948	24,732
Prepaid expenses and other current assets	13,823	11,187
Total current assets	318,342	328,354

Property, plant and equipment, net	79,051	77,940
Other assets	16,350	14,276
Intangible assets with definite lives, net	49,479	54,215
Goodwill	177,594	163,237

Total assets	$640,816	$638,022

See notes to unaudited condensed consolidated financial statements

Aeroflex Incorporated

and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(continued)

(In thousands, except per share data)

	December 31,	June 30,
	2006	2006
Liabilities and Stockholders’ Equity

Current liabilities:
Current portion of long-term debt	$607	$607
Accounts payable	30,237	37,832
Advance payments by customers	22,190	21,128
Income taxes payable	3,144	9,162
Accrued payroll expenses	16,893	17,440
Accrued expenses and other current liabilities	38,007	33,046
Total current liabilities	111,078	119,215

Long-term debt	3,397	3,558
Deferred income taxes	2,644	4,631
Other long-term liabilities	23,656	22,948
Total liabilities	140,775	150,352

Stockholders’ equity:
Preferred stock, par value $.10 per share; authorized 1,000 shares:
Series A Junior Participating Preferred Stock, par value $.10 per share, authorized 110 shares ; none issued	—	—
Common stock, par value $.10 per share; authorized 110,000 shares; issued and outstanding 73,628 and 75,270 shares	7,363	7,527
Additional paid-in capital	370,476	384,870
Accumulated other comprehensive income	24,058	13,468
Retained earnings	98,144	81,805
Total stockholders’ equity	500,041	487,670

Total liabilities and stockholders’ equity	$640,816	$638,022

See notes to unaudited condensed consolidated financial statements

Aeroflex Incorporated

and Subsidiaries

Unaudited Condensed Consolidated Statements of Earnings

(In thousands, except per share data)

	Three months ended
	December 31,

	2006	2005

Net sales	$145,314	$135,156
Cost of sales	76,769	70,602
Gross profit	68,545	64,554

Selling, general and administrative costs	32,750	30,556
Research and development costs	18,444	18,290
Amortization of acquired intangibles	3,188	3,433
	54,382	52,279
Operating income	14,163	12,275

Other income (expense)
Interest expense	(144)	(147)
Other income (expense)	(96)	661
Total other income (expense)	(240)	514

Income before income taxes	13,923	12,789
Provision for income taxes	4,743	5,015
Net income	$9,180	$7,774

Net income per common share:
Basic	$0.12	$0.10
Diluted	$0.12	$0.10

Weighted average number of common shares outstanding:
Basic	73,689	74,875
Diluted	75,441	75,990

See notes to unaudited condensed consolidated financial statements

Aeroflex Incorporated

and Subsidiaries

Unaudited Condensed Consolidated Statements of Earnings

(In thousands, except per share data)

	Six Months Ended
	December 31,

	2006	2005

Net sales	$282,149	$260,804
Cost of sales	149,850	137,324
Gross profit	132,299	123,480

Selling, general and administrative costs	64,150	60,808
Research and development costs	36,192	36,254
Amortization of acquired intangibles	6,425	6,889
	106,767	103,951
Operating income	25,532	19,529

Other income (expense)
Interest expense	(295)	(307)
Other income (expense)	(127)	752
Total other income (expense)	(422)	445

Income before income taxes	25,110	19,974
Provision for income taxes	8,771	7,672
Net income	$16,339	$12,302

Net income per common share:

Basic	$0.22	$0.16
Diluted	$0.22	$0.16

Weighted average number of common shares outstanding:
Basic	74,212	74,816
Diluted	75,713	75,845

See notes to unaudited condensed consolidated financial statements.

Aeroflex Incorporated

and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six months ended
	December 31,
	2006	2005
Cash flows from operating activities:
Net income	$16,339	$12,302
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	15,207	15,197
Deferred income taxes	(2,933)	(3,837)
Non - cash share based compensation	1,954	3,458
Excess tax benefits from share based compensation arrangements	(231)	(401)
Other, net	624	204
Change in operating assets and liabilities,
Decrease (increase) in accounts receivable	2,445	(2,952)
Decrease (increase) in inventories	(10,848)	(7,805)
Decrease (increase) in prepaid expenses and other assets	(4,344)	(1,639)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(9,076)	311
Net cash provided by operating activities	9,137	14,838

Cash flows from investing activities:
Capital expenditures	(8,381)	(7,504)
Purchase of marketable securities	(268,667)	(74,555)
Proceeds from sale of marketable securities	296,999	67,552
Contingent payment for purchase of business	(9,246)	—
Other, net	62	96
Net cash provided by (used in) investing activities	10,767	(14,411)

Cash flows from financing activities:
Purchase and retirement of treasury stock	(17,233)	(153)
Debt repayments	(161)	(192)
Excess tax benefits from share based compensation arrangements	231	401
Proceeds from the exercise of stock options	506	1,805
Amounts paid for withholding taxes on stock option exercises	(353)	(145)
Withholding taxes collected for stock option exercises	353	145
Net cash provided by (used in) financing activities	(16,657)	1,861
Effect of exchange rate changes on cash and cash equivalents	1,289	249

Net increase (decrease) in cash and cash equivalents	4,536	2,537
Cash and cash equivalents at beginning of period	10,387	12,974
Cash and cash equivalents at end of period	$14,923	$15,511

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

Results of operations for the three and six month periods are not necessarily indicative of results of operations for future interim periods or for the full fiscal year ended June 30, 2007.

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

Long-term contracts are accounted for in accordance with SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”  We determine estimated contract profit rates and use the percentage-of-completion method to recognize revenues and associated costs as work progresses on certain long-term contracts.  We measure the extent of progress toward completion based upon one of the following methods (based upon an assessment of which method most closely aligns to the underlying earnings process): (i) the units-of-delivery method, (ii) the cost-to-cost method, using the ratio of contract costs incurred as a percentage of total estimated costs at contract completion (based upon engineering and production estimates), or (iii) the achievement of contractual milestones.  Provisions for anticipated losses or revisions in estimated profits on contracts-in-process are recorded in the period in which such anticipated losses or revisions become evident.

Revenue from sales of products where software is other than incidental to their performance, including related software support and maintenance contracts, is recognized in accordance with SOP-97-2, “Software Revenue Recognition.”  Accordingly, revenue for software is recognized when the software is delivered, assuming all of the above criteria for revenue recognition are met.  When a customer purchases software together with post contract support, we allocate a portion of the fee to the post contract support for its fair value based on the contractual renewal rate.  Post contract support fees are deferred in advanced payments by customers and recognized as revenue ratably over the term of the related contract.

Financial Instruments and Derivatives

Foreign currency contracts are used to protect us from fluctuations in exchange rates.  We entered into foreign currency contracts, which are not designated as hedges, and the change in fair value is included in income currently, within other income (expense).  As of December 31, 2006, we had $4.6 million of notional value foreign currency forward contracts maturing through April 2007.  Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts.  The fair value of these contracts at December 31, 2006 was immaterial.

Our interest rate swap derivatives are designated as cash flow hedges.  As such, they are recorded on the balance sheet as assets or liabilities at their fair value, with changes in the fair value of such derivatives recorded as a component of other comprehensive income.

Marketable Securities

Marketable securities are classified as available-for-sale and are recorded at fair market value with unrealized gains and losses, net of taxes, reported as a separate component of shareholders’ equity.  Realized gains and losses and declines in market value judged to be other than temporary, of which there were none for the three and six months ended December 31, 2006 and 2005, are included in other income.  Interest and dividends are also included in other income.  Marketable securities consist solely of auction rate bonds whose carrying amount equaled their fair value.

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

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”) to clarify the definition of fair value, establish a framework for measuring fair value in GAAP and expand the disclosures on fair value measurements.  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).  SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.  SFAS No. 157 becomes effective for us in our fiscal year ending June 30, 2009.  We are currently evaluating the impact, if any, of the provisions of SFAS No. 157 on our consolidated financial statements.

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

2.                 Acquisition of Businesses and Intangible Assets

On July 31, 2003, we acquired the Racal Instruments Wireless Solutions Group (“RIWS”) for cash of $38 million and a deferred payment of up to $16.5 million in either cash or Aeroflex common stock, at our option, depending on RIWS achieving certain performance goals for the year ending July 31, 2004. In October 2006, a final determination of the deferred payment was made requiring us to pay $9.2 million, which we paid in cash and charged to goodwill.  We did not include this contingent consideration in any previously issued balance sheet as the payment of this consideration was not considered to be certain beyond a reasonable doubt.

Intangible Assets with Definite Lives

The components of amortizable intangible assets are as follows:

	December 31, 2006
	(In thousands)
	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value

Existing technology	$86,785	$(40,785)	$46,000
Tradenames	2,342	(2,126)	216
Customer related intangibles	6,486	(3,223)	3,263
Total	$95,613	$(46,134)	$49,479

The aggregate amortization expense for amortized intangible assets was $3.2 million and $3.4 million for the three months ended December 31, 2006 and 2005, respectively and $6.4 million and $6.9 million for the six months ended December 31, 2006 and 2005, respectively.

The estimated aggregate amortization expense for each of the twelve month periods ending December 31, is as follows:

(In thousands)

2007	$13,640
2008	11,682
2009	8,940
2010	4,800
2011	2,288

Goodwill

The carrying amount of goodwill is as follows:

	Balance		Effect of	Balance
	as of	Adjustment	Foreign	as of
	July 1, 2006	(Note a)	Currency	December 31, 2006
	(In thousands)

Microelectronic Solutions segment	$46,688	$—	$—	$46,688
Test Solutions segment	116,549	9,246	5,111	130,906
Total	$163,237	$9,246	$5,111	$177,594

Note a — This adjustment to goodwill is for the payment of the final determination of the deferred payment due on the RIWS acquisition.  The payment was made in October 2006.

3.                 Restructuring Charges

In fiscal 2006, we initiated steps to consolidate our three Test Solutions businesses in the United Kingdom.  Pursuant to the plan, which is substantially complete, our manufacturing operations were moved into one facility and we created a shared-services environment for all finance and administrative functions.  In connection with this plan, approximately 40 employees have been terminated and certain contract positions were eliminated.  In fiscal 2006, we recorded charges of $3.2 million primarily for workforce reductions in all departments.  During the six months ended December 31, 2006, we recorded an additional charge of $100,000 for workforce reductions.  As of December 31, 2006, approximately $323,000 remains to be paid and is included in accrued liabilities.  The workforce restructuring charges were allocated primarily to selling, general and administrative costs.

In the third quarter of fiscal 2007, we plan to effectuate further restructuring activity in the Wireless division of our Test Solutions businesses in the United Kingdom.  Pursuant to the plan, approximately 25 employees will be terminated and certain contract positions will be eliminated.  The plan is expected to cost approximately $1.4 million in severance costs.

The following table sets forth the charges and payments related to the restructuring reserve, which is included in accrued expenses and other current liabilities in the accompanying balance sheet, for the six months ended December 31, 2006:

					Balance
	Balance July 1,				December 31,
	2006	Six Months Ended December 31, 2006			2006
		(In thousands)

		Net Addition
		to		Foreign
	Restructuring	Restructuring	Cash	Currency	Restructuring
	Reserve	Reserve	Payments	Impact	Reserve

Work force reduction	$1,091	$100	$(930)	$62	$323

Other	100	—	(100)	—	—

Total	$1,191	$100	$(1,030)	$62	$323

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

The following table reconciles basic shares outstanding to diluted shares outstanding:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
	(In thousands)

Basic Shares Outstanding	73,689	74,875	74,212	74,816
Add: Effect of dilutive stock options	1,752	1,115	1,501	1,029

Diluted Shares Outstanding	75,441	75,990	75,713	75,845

Options to purchase 7.2 million shares at exercise prices ranging between $8.55 and $34.41 per share were outstanding as of December 31, 2006 but were not included in the computation of diluted EPS as their effect would have been anti-dilutive. Options to purchase 10.1 million shares at exercise prices ranging between $8.16 and $34.41 per share were outstanding as of December 31, 2005 but were not included in the computation of diluted EPS as their effect would have been anti-dilutive.

5.                 Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
	(In thousands)
Net income	$9,180	$7,774	$16,339	$12,302

Minimum pension liability adjustment, net of tax provision (benefit) of $0 and $0 in 2006 and $0 and $(16) in 2005	—	—	—	16

Unrealized gain (loss) on interest rate swap agreements, net of tax provision (benefit) of $(1) and $3 in 2006 and $8 and $23 in 2005	4	13	(2)	37

Foreign currency translation adjustment	8,405	(2,795)	10,592	(5,049)

Total comprehensive income	$17,589	$4,992	$26,929	$7,306

Accumulated other comprehensive income (loss) is as follows:

		Unrealized
	Minimum	Gain (Loss)
	Pension	on Interest	Foreign
	Liability	Rate Swap	Currency
	Adjustment	Agreements	Translation	Total
	(net of tax)	(net of tax)	Adjustment	(net of tax)
	(In thousands)

Balance, June 30, 2006	$(4,180)	$(12)	$17,660	$13,468
Six months activity	—	(2)	10,592	10,590
Balance, December 31, 2006	$(4,180)	$(14)	$28,252	$24,058

The foreign currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

6.                 Inventories

Inventories consist of the following:

	December 31,	June 30,
	2006	2006
	(In thousands)

Raw materials	$70,212	$52,796
Work in process	53,924	57,020
Finished goods	22,392	23,604
	$146,528	$133,420

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

Activity related to our product warranty liability was as follows:

	Six Months Ended
	December 31,
	2006	2005
	(In thousands)

Balance at beginning of period	$2,583	$2,056
Provision for warranty obligations	1,652	1,780
Cost of warranty obligations	(1,486)	(1,379)
Foreign currency impact	45	(19)

Balance at end of period	$2,794	$2,438

8.                 Bank Loan Agreements

On March 21, 2006, we executed a loan agreement with four banks for an unsecured multi-currency revolving credit facility that provides for borrowings under a line of credit of up to $100 million through March 2011.   Under certain circumstances, upon our request, the commitments under the credit facility may be increased by an additional $50 million to $150 million.  The interest rates on borrowings under this agreement are at varying rates depending on certain financial ratios with the current rate substantially equivalent to LIBOR plus .575% (5.9% at December 31, 2006) on the revolving credit borrowings.  We are required to pay an annual facility fee of .175% on the entire credit line.

The terms of the loan agreement, as amended on August 28, 2006, require compliance with certain financial covenants including maintenance of various financial ratios, limitations on indebtedness and treasury stock repurchases, and prohibition of the payment of cash dividends and certain other payments.  We are currently in full compliance with all of the covenants contained in the loan agreement.  At December 31, 2006 there were no borrowings outstanding under the revolving credit facility and our available unused line of credit was approximately $89.0 million after consideration of $11.0 million of outstanding letters of credit.

9.                 Defined Benefit Pension Plans

Effective January 1, 1994, we established a Supplemental Executive Retirement Plan (the “SERP”) which provides retirement, death and disability benefits to certain of our officers.  A substantial portion of the obligations under the SERP are unfunded.  On September 3, 2003, we acquired MCE, including its defined benefit pension plan, which has been frozen since December 31, 1993.

Components of Net Periodic Benefit Cost

	Six Months Ended
	December 31,
	2006	2005
	(In thousands)

Service cost	$93	$257
Interest cost	539	495
Expected return on plan assets	(81)	(73)
Amortization of net transition (asset) obligation	19	19
Recognized actuarial (gain) loss	344	225
Net periodic benefit cost	$914	$923

We previously disclosed in the notes to our financial statements for the year ended June 30, 2006, that we expected to contribute $1.5 million to the MCE pension and SERP plans in the fiscal year ended June 30, 2007.   As of December 31, 2006, $426,000 of contributions have been made.

Due to the retirement in 2005 of one of our officers, we are required to make payments of $674,000 in fiscal year ending June 30, 2007 and $628,000 in each fiscal year thereafter pursuant to the SERP.  Payments cease December 31, 2015 or upon death, whichever is later.

10.          Share Based Compensation

We have several stock option plans that are described under the caption “Stock Options and Warrants” in footnote 9 of our June 30, 2006 consolidated financial statements.  As of December 31, 2006, 3.1 million shares of the Company’s Common Stock were reserved and available to be granted pursuant to these plans.

Compensation expense attributable to share based compensation was $1.0 million ($670,000 after tax), or $0.01 for both basic and diluted earnings per share, for the three months ended December 31, 2006 and $1.4 million ($860,000 after tax), or $.01 for both basic and diluted earnings per share, for the three months ended December 31, 2005.   Compensation expense attributable to share based compensation was $2.0 million ($1.3 million after tax), or $0.02 for both basic and diluted earnings per share, for the six months ended December 31, 2006 and $3.5 million ($2.1 million after tax), or $.03 for both basic and diluted earnings per share, for the six months ended December 31, 2005.  As of December 31, 2006, the total unrecognized compensation cost related to nonvested stock awards was $5.0 million and the related weighted average period over which it is expected to be recognized is approximately 1.7 years.

A summary of our stock option plans as of December 31, 2006 and changes during the six month period then ended, is presented below:

		Weighted		Weighted Average
		Average	Aggregate	Contractual Life
		Exercise	Intrinsic	Remaining in
	Shares	Price	Value (1)	Years
	(In thousands)		(In thousands)

Outstanding at July 1, 2006	14,763	$11.92
Granted	10	10.77
Exercised	(169)	7.13
Expired	—	—
Forfeited	(135)	10.94

Outstanding at December 31, 2006	14,469	$11.98	$27,682	4.9

Exercisable at December 31, 2006	13,492	$12.13	$25,775	4.6

Options expected to vest at December 31, 2006	908	$10.00	$1,739	8.4

(1)             The intrinsic value of a stock option is the amount by which the market value of the underlying stock on December 31, 2006 exceeds the exercise price of the option.

The weighted average grant date fair value of stock options granted for the three months ended December 31, 2005 was $8.49.  There were no stock options granted in the three months ended December 31, 2006.  The weighted average grant date fair value of stock options granted for the six months ended December 31, 2006 and 2005 was $7.95 and $8.30, respectively.

The fair value of each option grant (none in the three months ended December 31, 2006) was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Weighted average expected stock price volatility	N/A	94%	84%	94%
Weighted average expected option life	N/A	6.2 years	6.0 years	6.2 years
Average risk free interest rate	N/A	4.6%	4.8%	4.5%
Average dividend yield	N/A	—	—	—
Discount for post-vesting restrictions	N/A	N/A	N/A	N/A

The total intrinsic value of stock options exercised for the three months ended December 31, 2006 and 2005 was $831,000 and $707,000, respectively, on the exercise dates.   The total intrinsic value of stock options exercised for the six months ended December 31, 2006 and 2005 was $850,000 and $1.1 million, respectively, on the exercise dates.

Cash received from stock option exercises for the three months ended December 31, 2006 and 2005 was $442,000 and $1.5 million, respectively.   Cash received from stock option exercises for the six months ended December 31, 2006 and 2005 was $506,000 and $1.8 million, respectively.  The tax benefit received from stock option exercises for the three months ended December 31, 2006 and 2005 was $299,000 and $262,000, respectively.    The tax benefit received from stock option exercises for the six months ended December 31, 2006 and 2005 was $305,000 and $401,000, respectively.

Restricted Stock

In fiscal 2006, we granted 10,000 shares of Restricted Stock of which 5,000 vested and none were forfeited during the six months ended December 31, 2006.  At the grant date, this award had an estimated fair value of approximately $105,000 which is being recognized as compensation expense, on a straight line basis over the requisite service period of two years.

11.   Stock Repurchase Program

During fiscal 2005, our Board of Directors authorized a stock repurchase program of up to 3.0 million shares of the Company’s Common Stock, subject to certain limitations imposed by our lending banks.  Purchases are made from time to time, depending upon market conditions at prices deemed appropriate by management.  For the six months ended December 31, 2006, approximately 1.8 million shares were repurchased for $17.2 million and retired.  Since the inception of this program, approximately 1.8 million shares have been repurchased for $18.0 million and retired, including 85,000 shares repurchased in prior fiscal years.

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

13.   Business Segments

Our business segments and major products included in each segment, are as follows:

Microelectronic Solutions (“AMS”)

•                  Microelectronic Components, Sub-assemblies and Modules

•                  Integrated Circuits

•                  Motion Control Systems

Test Solutions (“ATS”)

•                  Instrument Products and Test Systems

We are a manufacturer of advanced technology systems and components for commercial industry, government and defense contractors.  Approximately 30% and 30% of our sales for the three months ended December 31, 2006 and 2005, and 29% and 28% for the six months ended December 31, 2006 and 2005, respectively, were to agencies of the United States government or to prime defense contractors or subcontractors of the United States government.  No one customer constituted more than 10% of sales during any of the periods presented.  Inter-segment sales were not material and have been eliminated from the tables below.

Most of our operations are located in the United States; however, we also have operations in Europe and Asia.  Aeroflex International Limited, which was acquired in May 2002, RIWS, which was acquired in July 2003, and the SPG division of UbiNetics Holdings Limited, which was acquired in May 2005, all have significant operations in the United Kingdom.  Specifically, net sales from facilities located in the United Kingdom were approximately $80.3 million and $71.3 million for the six months ended December 31, 2006 and 2005, respectively.  Total assets of the United Kingdom operations were $233.4 million as of December 31, 2006.

Revenues, based on the customers’ locations, attributed to the United States and other regions are as follows:

	For the Three Months Ended
	December 31,
	2006	2005
	(In thousands)

United States of America	$89,560	$82,593
Europe and Middle East	38,411	31,080
Asia and Australia	16,163	20,216
Other regions	1,180	1,267
	$145,314	$135,156

	For the Six Months Ended
	December 31,
	2006	2005
	(In thousands)

United States of America	$166,860	$158,859
Europe and Middle East	79,326	60,967
Asia and Australia	33,584	38,495
Other regions	2,379	2,483
	$282,149	$260,804

Selected financial data by segment is as follows:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Net sales:
Microelectronic solutions (“AMS”)	$62,592	$58,869	$127,219	$113,692
Test solutions (“ATS”)	82,722	76,287	154,930	147,112
Net sales	$145,314	$135,156	$282,149	$260,804

Segment adjusted operating income (1):
AMS	$14,842	$15,395	$30,854	$28,924
ATS	7,808	5,900	12,642	10,152
General corporate expense	(4,285)	(4,145)	(9,485)	(8,112)
Adjusted operating income	18,365	17,150	34,011	30,964

Amortization of acquired intangibles
— AMS	(440)	(533)	(927)	(1,067)
— ATS	(2,748)	(2,900)	(5,498)	(5,822)
Share based compensation
— AMS	(277)	(373)	(526)	(726)
— ATS	(259)	(377)	(502)	(811)
— Corporate	(478)	(692)	(926)	(1,921)
Restructuring charges - ATS (2)	—	—	(100)	—
Current period impact of acquisition related adjustment to inventory — ATS	—	—	—	(1,088)
Operating income (GAAP)	14,163	12,275	25,532	19,529
Interest expense	(144)	(147)	(295)	(307)
Other income (expense), net	(96)	661	(127)	752
Income before income taxes	$13,923	$12,789	$25,110	$19,974

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

In the microelectronic solutions segment, our business strategy has been to use our design, engineering and manufacturing know-how of application specific multi-function module and space hybrid microcircuits to provide more content on classified satellite programs and position ourselves for increased outsourcing by major satellite manufacturers; increase the content of application integrated circuits in the CT scan market; and participate in the “3G” wireless communications build-out.  Concerning the test solutions segment, our business strategy has been to use our design, development, and manufacturing capabilities to provide a broad line of test equipment to leading manufacturers and service providers in the wireless industry, the military and private mobile radio industry and the commercial and military avionics industries.  Over the years, we have made acquisitions to enter new markets or to increase our penetration of existing markets.

Day to day, our management style focuses on driving operating efficiencies throughout the business and the maintenance of a conservative capital structure.

In fiscal 2006, we initiated steps to consolidate our three Test Solutions businesses in the United Kingdom.  Pursuant to the plan, which is substantially complete, our manufacturing operations were moved into one facility and we created a shared-services environment for all finance and administrative functions.  In connection with this plan, approximately 40 employees have been terminated and certain contract positions were eliminated.  In fiscal 2006 we recorded a charge of $3.2 million for workforce reductions in all departments.    During the first six months of fiscal 2007, we recorded an additional charge of $100,000 for workforce reductions.  As of December 31, 2006, approximately $323,000 remains to be paid and is included in accrued liabilities.  The workforce restructuring charges were allocated primarily to selling, general and administrative costs.

In the third quarter of fiscal 2007, we plan to effectuate further restructuring activity in the Wireless division of our Test Solutions businesses in the United Kingdom.  Pursuant to the plan, approximately 25 employees will be terminated and certain contract positions will be eliminated.  The plan is expected to cost approximately $1.4 million in severance costs and generate annual savings of approximately $4.6 million.

Three Months ended December 31, 2006 Compared to Three Months Ended December 31, 2005

Net Sales.  Net sales increased 8% to $145.3 million for the three months ended December 31, 2006 from $135.2 million for the three months ended December 31, 2005.  Net sales in the microelectronic solutions (“AMS”) segment increased 6% to $62.6 million for the three months ended December 31, 2006 from $58.9 million for the three months ended December 31, 2005 primarily as a result of increased volume of integrated circuits, components and microelectronic modules.  Net sales in the test solutions (“ATS”) segment increased 8% to $82.7 million for the three months ended December 31, 2006 from $76.3 million for the three months ended December 31, 2005 as a result of an increase in volume in our wireless and radar test business.  The increased volume in our wireless business was partially due to new product introductions.

Gross Profit.  Gross profit equals net sales less cost of sales.  Cost of sales includes materials, direct labor and overhead expenses such as engineering labor, fringe benefits, allocable occupancy costs, depreciation and manufacturing supplies.

Three Months
Ended		% of		% of		% of
December 31,	AMS	sales	ATS	sales	Total	sales
(In thousands, except percentages)
2006	$31,874	50.9%	$36,671	44.3%	$68,545	47.2%
2005	30,202	51.3%	34,352	45.0%	64,554	47.8%

Gross profit increased $1.7 million, or 6%, in the AMS segment due primarily to components and microelectronic modules.  Margin percentages decreased 0.4% to 50.9% primarily due to a change in sales mix related to integrated circuits.

Gross profit increased $2.3 million, or 7%, in the ATS segment primarily as a result of an increase in volume in wireless and radio test products.  Margin percentages decreased 0.7% to 44.3% primarily due to sales mix.

Selling, General and Administrative Costs.  Selling, general and administrative costs include office and management salaries, fringe benefits, commissions, insurance and professional fees.

Three Months
Ended		% of		% of			% of
December 31,	AMS	sales	ATS	sales	Corporate	Total	sales
(In thousands, except percentages)
2006	$10,467	16.7%	$17,520	21.2%	$4,763	$32,750	22.5%
2005	9,633	16.4%	16,086	21.1%	4,837	30,556	22.6%

Selling, general and administrative costs increased by $834,000, or 9%, in the AMS segment primarily due to general increases in expenses related to the increase in sales.   Selling, general and administrative costs increased by $1.4 million, or 9%, in the ATS segment primarily as a result of general increases in expenses related to the increase in sales combined with an unfavorable impact from foreign currency exchange rates.  Corporate selling, general and administrative expenses remained relatively unchanged.

Research and Development Costs.  Research and development costs include material, engineering labor and allocated overhead.

Three Months
Ended		% of		% of		% of
December 31,	AMS	sales	ATS	sales	Total	sales
(In thousands, except percentages)
2006	$6,843	10.9%	$11,601	14.0%	$18,444	12.7%
2005	5,546	9.4%	12,744	16.7%	18,290	13.5%

Self funded research and development costs increased $1.3 million, or 23%, in the AMS segment primarily due to development costs for integrated circuits and microelectronic modules.  Research and development costs decreased $1.1 million, or 9%, in the ATS segment mainly due to restructuring efforts in our wireless business combined with cost saving initiatives in radar, offset by increased development costs in radio test.

Amortization of Acquired Intangibles.  Amortization decreased $245,000, or 7%.

Other Income (Expense).  Interest expense was $144,000 in the current quarter and $147,000 in the prior year’s comparable quarter.  Other income (expense) of $(96,000) for the three months ended December 31, 2006 consisted primarily of foreign exchange loss of $(367,000) offset by interest income of $161,000.  Other income of $661,000 for the three months ended December 31, 2005 consisted primarily of a favorable building lease termination gain of $459,000 and interest income of $249,000.  The decrease in interest income was due to the lower balances in cash, cash equivalents and marketable securities due to $17.2 million of purchases of treasury stock and $9.2 million contingent acquisition payment in the current year.

Provision for Income Taxes.  The income tax provision was $4.7 million (an effective income tax rate of 34.1%) for the three months endedDecember 31, 2006 and $5.0 million (an effective income tax rate of 39.2%) for the three months ended December 31, 2005.  The effective income tax rate for the two periods differed from the amount computed by applying the U.S. Federal income tax rate to income before income taxes due to foreign, state and local income taxes, and, for the three months ended December 31, 2005, a state rate change and a tax audit adjustment, both of which were fully reflected in that quarter.  We anticipate the rate to be 35% for the balance of the year.   We paid $11.8 million for the three months ended December 31, 2006 and $9.7 million for the three months ended December 31, 2005 for income taxes.

Net Income.  Net income for the three months ended December 31, 2006 was $9.2 million, or 6.3% of sales, versus $7.8 million, or 5.8% of sales, for the three months ended December 31, 2005.

Six Months ended December 31, 2006 Compared to Six Months Ended December 31, 2005

Net Sales.  Net sales increased 8% to $282.1 million for the six months ended December 31, 2006 from $260.8 million for the six months ended December 31, 2005.  Net sales in the AMS segment increased 12% to $127.2 million for the six months ended December 31, 2006 from $113.7 million for the six months ended December 31, 2005 as a result of an increase in volume of components, integrated circuits and microelectronic modules.   Net sales in the ATS segment increased 5% to $154.9 million for the six months ended December 31, 2006 from $147.1 million for the six months ended December 31, 2005 as a result of an increase in volume of radar test and new product introductions in our wireless business.

Gross Profit.

Six Months
Ended		% of		% of		% of
December 31,	AMS	sales	ATS	sales	Total	sales
(In thousands, except percentages)
2006	$63,690	50.1%	$68,609	44.3%	$132,299	46.9%
2005	58,203	51.2%	65,277	44.4%	123,480	47.3%

AMS gross profit increased approximately $5.5 million, or 9%, due to increased sales volumes of integrated circuits and components.   Margin percentages decreased 1.1% to 50.1% largely due to a highly profitable satellite related shipment for microelectronic modules, which included a performance bonus, in last year’s first quarter, and a change in sales mix related to integrated circuits.

ATS gross profit increased $3.3 million, or 5%, due to increases in sales volume.  Margin percentages declined  0.1% to 44.3%.

Selling, General and Administrative Costs.

Six Months
Ended		% of		% of			% of
December 31,	AMS	sales	ATS	sales	Corporate	Total	sales
(In thousands, except percentages)
2006	$20,239	15.9%	$33,500	21.6%	$10,411	$64,150	22.7%
2005	18,385	16.2%	32,390	22.0%	10,033	60,808	23.3%

Selling, general and administrative costs increased by $1.9 million, or 10%, in the AMS segment primarily due to general increases in expenses related to the increase in sales.  Selling, general and administrative costs increased by $1.1 million, or 3%, in the ATS segment primarily as a result of a general increase in sales, offset by cost reduction efforts in our wireless business.  Corporate selling, general and administrative expenses increased by $378,000, or 4%, primarily due to increased personnel and benefit costs offset by a reduction in share based compensation.

Research and Development Costs.

Six Months
Ended		% of		% of		% of
December 31,	AMS	sales	ATS	sales	Total	sales
(In thousands, except percentages)
2006	$13,123	10.3%	$23,069	14.9%	$36,192	12.8%
2005	11,620	10.2%	24,634	16.7%	36,254	13.9%

Self funded research and development costs increased $1.5 million, or 13%, in the AMS segment primarily due to development costs for microelectronic modules and integrated circuits.  Research and development decreased $1.6 million, or 6%, in the ATS segment primarily due to restructuring efforts in our wireless business, combined with cost saving initiatives in radar, offset by increased development costs in radio test.

Amortization of Acquired Intangibles.  Amortization decreased $464,000, or 7%.

Other Income (Expense).   Interest expense decreased to $295,000 for the six months ended December 31, 2006 from $307,000 for the six months ended December 31, 2005.  Other expense of $(127,000) for the six months ended December 31, 2006 consisted primarily of foreign currency transaction losses of $(777,000) offset by interest income of $526,000.  Other income of $752,000 for the six months ended December 31, 2005 consisted primarily of interest income of $337,000 and a favorable building lease termination gain of $459,000.   The increase in interest income was due to higher levels of cash in the first three months of the current year and an increase in interest rates.

Provision for Income Taxes.  The income tax provision was $8.8 million (an effective income tax rate of 34.9%) for the six months ended December 31, 2006 and $7.7 million (an effective income tax rate of 38.4%) for the six months ended December 31, 2005.  The effective income tax rate for the two periods differed from the amount computed by applying the U.S. Federal income tax rate to income before income taxes due to foreign, state and local income taxes, and for the six months ended December 31, 2005, a state rate change and a tax audit adjustment, both of which were fully reflected in that period.  We anticipate the rate to be 35% for the balance of the year.  We paid $17.4 million for the six months ended December 31, 2006, and $11.6 million for the six months ended December 31, 2005, for income taxes.

Net Income.  Net income for the six months ended December 31, 2006 was $16.3 million, or 5.8% of sales, versus $12.3 million, or 4.7% of sales, for the six months ended December 31, 2005.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Liquidity and Capital Resources

As of December 31, 2006, we had $207 million in working capital and our current ratio was 2.9 to 1.  Our available unused line of credit under an unsecured multi-currency $100 million revolving credit facility that expires in March 2011 is approximately $89 million at December 31, 2006, after consideration of letters of credit.  Under certain circumstances, at our request, the commitments under the credit facility may be increased by an additional $50 million to $150 million.   The interest rate on revolving credit borrowings under this agreement is at various rates depending upon certain financial ratios, with the current rate substantially equivalent to LIBOR plus .575% (5.9% at December 31, 2006).

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

For the six months ended December 31, 2006, our operations provided cash of $9.1 million. Our investing activities provided cash of $10.8 million, primarily from the sale of marketable securities (net of purchases) of $28.3 million, partially offset by $8.4 million of capital expenditures and $9.2 million paid in a final determination of the Racal acquisition earnout.  Our financing activities used cash of $16.7 million, primarily for the purchase and retirement of treasury stock.

We believe our cash, cash equivalents and marketable securities coupled with internally generated funds and available borrowings under lines of credit will be sufficient for our working capital requirements, capital expenditure needs and the servicing of our debt for the foreseeable future.  One of our pension plans currently is unfunded, but is expected to be funded from the cash surrender value of life insurance policies that are being held in a rabbi trust.  We do not believe that the amount of the pension obligations remaining after application of such policy proceeds will be material to our annual cash flows.  Our cash, cash equivalents and marketable securities, coupled with our available borrowings under lines of credit, are available to fund acquisitions and other potential large cash needs that may arise.

The following table summarizes, as of December 31, 2006, our obligations and commitments to make future payments under debt, operating leases and employment agreements:

	Payments due by period
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(In thousands)

Long-term debt	$4,004	$607	$2,312	$700	$385
Operating leases	38,200	8,787	11,148	6,092	12,173
Employment and consulting contracts	6,565	2,886	3,679	—	—
Total	$48,769	$12,280	$17,139	$6,792	$12,558

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

Long-term contracts are accounted for in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contractors.”  We determine estimated contract profit rates and use the percentage-of-completion method to recognize revenues and associated costs as work progresses on certain long-term contracts.  We measure the extent of progress toward completion based upon one of the following methods (based upon an assessment of which method most closely aligns to the underlying earnings process): (i) the units-of-delivery method, (ii) the cost-to-cost method, using the ratio of contract costs incurred as a percentage of total estimated costs at contract completion (based upon engineering and production estimates), or (iii) the achievement of contractual milestones.  Provisions for anticipated losses or revisions in estimated profits on contracts-in-process are recorded in the period in which such anticipated losses or revisions become evident.

Revenue from sales of products where software is other than incidental to their performance, including related software support and maintenance contracts is recognized in accordance with SOP-97-2, “Software Revenue Recognition.”  Accordingly, revenue for software is recognized when the software is delivered, assuming all of the above criteria for revenue recognition are met.  When a customer purchases software together with post contract support, we allocate a portion of the fee to the post contract support for its fair value based on the contractual renewal rate.  Post contract support fees are deferred and recognized as revenue ratably over the term of the related contract.

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

Although we did not experience impairment of goodwill and other long-lived assets during fiscal 2006 and through December 31, 2006, in response to recent operating results in certain businesses within our test solutions segment (which has goodwill of approximately $130.9 million at December 31, 2006), we may conduct additional impairment reviews prior to June 30, 2007.

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

Share-Based Compensation

With the adoption of SFAS No. 123(R) on July 1, 2005, we record the fair value of share based compensation awards as an expense.  In order to determine the fair value of stock options on the date of grant, the Company utilizes the Black-Scholes option-pricing model.  Inherent in this model are assumptions related to expected stock price volatility, option life, risk-free interest rate and dividend yield.  Expected volatilities are based on historical volatility of our shares using daily price observations over a period consistent with the expected life.  We use the safe harbor guidance in SAB 107 to estimate the expected life of options granted during fiscal 2006 and year to date through the second quarter of fiscal 2007.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods similar to the expected life.  While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock price volatility and option life assumptions require a greater level of judgment which makes them critical accounting estimates.

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

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”) to clarify the definition of fair value, establish a framework for measuring fair value in GAAP and expand the disclosures on fair value measurements.  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).  SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.  SFAS No. 157 becomes effective for us in our fiscal year ending June 30, 2009.  We are currently evaluating the impact, if any, of the provisions of SFAS No. 157 on our consolidated financial statements.

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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates and to foreign currency exchange rates.  Most of our debt is at fixed rates of interest or at a variable rate with an interest rate swap agreement which effectively converts the variable rate debt into fixed rate debt.  Therefore, if market interest rates increase by 10% from levels at December 31, 2006, the effect on our net income as well as the fair value of our swap would be insignificant.  Most of our invested cash, cash equivalents and marketable securities are at variable rates of interest.  If market interest rates decrease by 10 percent from levels at December 31, 2006, the effect on our net income would be insignificant.  If foreign currency exchange rates (primarily the British Pound and the Euro) change by 10% from levels at December 31, 2006, the effect on our other comprehensive income would be approximately $18.2 million.  Foreign currency contracts are used to protect us from short-term fluctuations in exchange rates principally related to outstanding trade receivables.  We periodically enter into foreign currency contracts, which are not designated as hedges, and the change in fair value is included in income currently, within other income (expense).  As of December 31, 2006, we had $4.6 million of notional value foreign currency forward contracts maturing through April 2007.  Notional amounts do not quantify risk or represent assets or liabilities, but are used in the calculation of cash settlements under the contracts.  The fair value of these contracts at December 31, 2006 was immaterial.

ITEM 4 — CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2006, to ensure that information to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors

There have been no material changes in our risk factors from the risk factors disclosed in the Form10-K for the year ended June 30, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

			Total Number of	Maximum Number
			Shares Purchased	of Shares that
Issuer Purchases of Equity Securities (1) (2)			to date as Part of	May Yet be
	Total Number of		Publicly	Purchased under
	Shares	Average Price	Announced Plans	the Plans or
Period	Purchased	Paid Per Share	or Programs	Programs

October 2006	—	$—	1,838,838	1,161,162
November 2006	—	$—	1,838,838	1,161,162
December 2006	—	$—	1,838,838	1,161,162

(1) For description of our stock repurchase program, see Note 11 to the Unaudited Condensed Consolidated Financial Statements.

(2)    All purchases are made in open market transactions.  Our 3.0 million share stock buyback program has been in effect since May 23, 2005.  There is no time limit on the repurchases to be made under the plan.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

	Item 4.	Submission of Matters to a Vote of Security Holders

	(a)	The Registrant held its Annual Meeting of Stockholders on November 9, 2006.

	(b)	Not applicable.

(c)	(1)

Three directors were elected at the Annual Meeting to serve until the Annual Meeting of Stockholders in 2009.  The names of these directors and votes cast in favor of their election and shares withheld are as follows:

Name	Votes For	Votes Withheld

Harvey R. Blau	65,409,255	3,564,924

Michael A. Nelson	65,368,450	3,605,729

Joseph E. Pompeo	65,336,576	3,637,603

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibits

10.1

First Amendment to the Aeroflex Incorporated Deferred Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (Date of Report: November 21, 2006) filed with the Commission on November 22, 2006).

10.2

Amendment No. 6 to the Employment Agreement by and between Aeroflex Incorporated and Harvey R. Blau (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (Date of Report: November 21, 2006) filed with the Commission on November 22, 2006).

10.3

Amendment No. 6 to the Employment Agreement by and between Aeroflex Incorporated and Leonard Borow (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (Date of Report: November 21, 2006) filed with the Commission on November 22, 2006).

10.4

Amendment No. 1 to Employment Agreement by and between Aeroflex Incorporated and John Adamovich, Jr. (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (Date of Report: November 21, 2006) filed with the Commission on November 22, 2006).

10.5

Employment Agreement, dated December 5, 2006, between Aeroflex Incorporated and John E. Buyko (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (Date of Report: December 5, 2006) filed with the Commission on December 7, 2006).

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

AEROFLEX INCORPORATED
(REGISTRANT)

February 7, 2007	By:	/s/ John Adamovich, Jr.
John Adamovich, Jr.
Sr. Vice President and
Chief Financial Officer

EXHIBIT INDEX

10.1                           First Amendment to the Aeroflex Incorporated Deferred Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (Date of Report: November 21, 2006) filed with the Commission on November 22, 2006).

10.2                           Amendment No. 6 to the Employment Agreement by and between Aeroflex Incorporated and Harvey R. Blau (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (Date of Report: November 21, 2006) filed with the Commission on November 22, 2006).

10.3                           Amendment No. 6 to the Employment Agreement by and between Aeroflex Incorporated and Leonard Borow (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (Date of Report: November 21, 2006) filed with the Commission on November 22, 2006).

10.4                           Amendment No. 1 to Employment Agreement by and between Aeroflex Incorporated and John Adamovich, Jr. (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (Date of Report: November 21, 2006) filed with the Commission on November 22, 2006).

10.5                           Employment Agreement, dated December 5, 2006, between Aeroflex Incorporated and John E. Buyko (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (Date of Report: December 5, 2006) filed with the Commission on December 7, 2006).

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