Form 10-Q
period 2007-03-31
AEROFLEX INC
filed 2007-05-09
CIK 2601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2007

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

May 7, 2007	74,537,275
(Date)	(Number of Shares)

AEROFLEX INCORPORATED

AND SUBSIDIARIES

Aeroflex Incorporated

and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(In thousands)

	March 31,	June 30,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$13,476	$10,387
Marketable securities	10,576	28,332
Accounts receivable, less allowance for doubtful accounts of $1,909 and $1,350	129,192	120,296
Inventories	147,763	133,420
Deferred income taxes	24,159	24,732
Prepaid expenses and other current assets	13,159	11,187
Total current assets	338,325	328,354

Property, plant and equipment, net	79,129	77,940
Other assets	16,271	14,276
Intangible assets with definite lives, net	46,228	54,215
Goodwill	177,522	163,237

Total assets	$657,475	$638,022

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$607	$607
Accounts payable	39,325	37,832
Advance payments by customers	21,724	21,128
Income taxes payable	817	9,162
Accrued payroll expenses	20,392	17,440
Accrued expenses and other current liabilities	39,041	33,046
Total current liabilities	121,906	119,215

Long-term debt	3,327	3,558
Deferred income taxes	1,251	4,631
Other long-term liabilities	24,002	22,948
Total liabilities	150,486	150,352

Stockholders’ equity:
Preferred stock, par value $.10 per share; authorized 1,000 shares Series A Junior Participating Preferred Stock, par value $.10 per share, authorized 110 shares; none issued	—	—
Common stock, par value $.10 per share; authorized 110,000 shares; issued and outstanding 73,689 and 75,270 shares	7,369	7,527
Additional paid-in capital	372,187	384,870
Accumulated other comprehensive income	23,800	13,468
Retained earnings	103,633	81,805
Total stockholders’ equity	506,989	487,670

Total liabilities and stockholders’ equity	$657,475	$638,022

See notes to unaudited condensed consolidated financial statements.

Aeroflex Incorporated

and Subsidiaries

Unaudited Condensed Consolidated Statements of Earnings

(In thousands, except per share data)

	Three months ended March 31,
	2007	2006

Net sales	$150,271	$140,527
Cost of sales	79,460	73,461
Gross profit	70,811	67,066

Selling, general and administrative costs	33,907	30,863
Research and development costs	20,360	20,488
Amortization of acquired intangibles	3,225	3,440
	57,492	54,791
Operating income	13,319	12,275

Other income (expense)
Company Sale Transaction expenses (See note 2)	(4,319)	—
Interest expense	(237)	(144)
Other income (expense)	819	586
Total other income (expense)	(3,737)	442

Income before income taxes	9,582	12,717
Provision for income taxes	4,093	4,971
Net income	$5,489	$7,746

Net income per common share:
Basic	$0.07	$0.10
Diluted	$0.07	$0.10

Weighted average number of common shares outstanding:
Basic	73,775	75,133
Diluted	75,714	77,230

See notes to unaudited condensed consolidated financial statements.

Aeroflex Incorporated and Subsidiaries

Unaudited Condensed Consolidated Statements of Earnings

(In thousands, except per share data)

	Nine Months Ended
	March 31,
	2007	2006

Net sales	$432,420	$401,332
Cost of sales	229,310	210,785
Gross profit	203,110	190,547

Selling, general and administrative costs	98,057	91,672
Research and development costs	56,552	56,742
Amortization of acquired intangibles	9,650	10,329
	164,259	158,743
Operating income	38,851	31,804

Other income (expense)
Company Sale Transaction expenses (See note 2)	(4,319)	—
Interest expense	(532)	(451)
Other income (expense)	692	1,338
Total other income (expense)	(4,159)	887

Income before income taxes	34,692	32,691
Provision for income taxes	12,864	12,642
Net Income	$21,828	$20,049

Net income per common share:

Basic	$0.29	$0.27
Diluted	$0.29	$0.26

Weighted average number of common shares
outstanding:
Basic	74,066	74,922
Diluted	75,713	76,306

See notes to unaudited condensed consolidated financial statements.

Aeroflex Incorporated

and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended
	March 31,
	2007	2006

Cash flows from operating activities:
Net income	$21,828	$20,049
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	22,824	22,780
Deferred income taxes	(3,548)	(4,966)
Share based compensation expense	3,212	5,011
Non — cash restructuring charges	651	—
Excess tax benefits from share based compensation arrangements	(354)	(1,167)
Other, net	488	411
Change in operating assets and liabilities, net of effects from purchases of businesses:
Decrease (increase) in accounts receivable	(9,407)	(3,698)
Decrease (increase) in inventories	(11,520)	(10,692)
Decrease (increase) in prepaid expenses and other assets	(3,689)	185
Increase (decrease) in accounts payable, accrued expenses and other liabilities	2,271	(1,941)
Net cash provided by operating activities	22,756	25,972

Cash flows from investing activities:
Contingent payment for purchase of business	(9,246)	—
Capital expenditures	(13,338)	(10,577)
Purchase of marketable securities	(444,134)	(205,669)
Sale of marketable securities	461,890	187,081
Proceeds from preacquisition tax refund	—	1,232
Other, net	351	130
Net cash provided by (used in) investing activities	(4,477)	(27,803)

Cash flows from financing activities:
Purchase of treasury stock	(17,233)	(283)
Debt repayments	(231)	(283)
Bank loan transaction fees	—	(308)
Excess tax benefits from share based compensation arrangements	354	1,167
Proceeds from the exercise of stock options	845	3,494
Withholding taxes paid for stock option exercises	(403)	(895)
Withholding taxes collected for stock option exercises	403	895
Net cash provided by (used in) financing activities	(16,265)	3,787
Effect of exchange rate changes on cash and cash equivalents	1,075	706

Net increase (decrease) in cash and cash equivalents	3,089	2,662
Cash and cash equivalents at beginning of period	10,387	12,974
Cash and cash equivalents at end of period	$13,476	$15,636

See notes to unaudited condensed consolidated financial statements.

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

Results of operations for the three and nine month periods are not necessarily indicative of results of operations for future interim periods or for the full fiscal year ended June 30, 2007.

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

Revenue from sales of products where software is other than incidental to their performance, including related software support and maintenance contracts, is recognized in accordance with SOP-97-2, “Software Revenue Recognition.”  Accordingly, revenue for software is recognized when the software is delivered, assuming all of the above criteria for revenue recognition are met.  When a customer purchases software together with post contract support, we allocate a portion of the fee to the post contract support for its fair value based on the contractual renewal rate.  Post contract support fees are deferred in Advance Payments By Customers and recognized as revenue ratably over the term of the related contract.

Financial Instruments and Derivatives

Foreign currency contracts are used to protect us from fluctuations in exchange rates.  We entered into foreign currency contracts, which are not designated as hedges, and the change in fair value is included in income currently, within other income (expense).  As of March 31, 2007, we had $3.0 million of notional value foreign currency forward contracts maturing through June 2007.  Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts.  The fair value of these contracts at March 31, 2007 was immaterial.

Our interest rate swap derivatives are designated as cash flow hedges.  As such, they are recorded on the balance sheet as assets or liabilities at their fair value, with changes in the fair value of such derivatives recorded as a component of other comprehensive income.

Marketable Securities

Marketable securities are classified as available-for-sale and are recorded at fair market value with unrealized gains and losses, net of taxes, reported as a separate component of stockholders’ equity.  Realized gains and losses and declines in market value judged to be other than temporary, of which there were none for the three and nine months ended March 31, 2007 and 2006, are included in other income.  Interest and dividends are also included in other income.  Marketable securities consist solely of auction rate bonds whose carrying amount equaled their fair value.

Recently Issued Accounting Standards Not Yet Adopted

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure.  FIN 48 becomes effective for us on July 1, 2007.  We are in the process of evaluating the impact, if any, FIN 48 will have on our consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No. 159”) to permit all entities to elect, at specified election dates, to measure eligible financial instruments at fair value.  An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred.  SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157.  An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption.  The Company is currently evaluating the impact of the provisions of SFAS No. 159 on its consolidated financial statements, if any, when it becomes effective for the fiscal year ending June 30, 2009.

2.  Sale of Aeroflex Incorporated

On March 2, 2007, we entered into an agreement to be acquired by investment entities affiliated with General Atlantic LLC and Francisco Partners II, L.P. (“Company Sale Transaction”).  In the transaction our shareholders would receive $13.50 per share in cash in exchange for their shares. The agreement contains a provision under which we were permitted to solicit alternative acquisition proposals from third parties through April 18, 2007. (See Conditional Acquisition Proposal below). In the event we accept a superior proposal received prior to April 19, 2007, a break up fee of $15 million plus up to $7.5 million of expenses would be payable by the Company and if received after April 18, 2007, the fee would increase to $30 million plus up to $7.5 million of expenses.  The closing of the transaction is subject to the approval of our shareholders and other customary conditions.  A special meeting of our shareholders has been scheduled for May 30, 2007 for shareholders of record on April 23, 2007.  Through March 31, 2007, we have incurred and accrued $4.3 million of costs related to this transaction See note 13 for related shareholder litigation.

Conditional Acquisition Proposal

On April 18, 2007, we received a non-binding proposal from Veritas Capital, subject to due diligence and other conditions, for a leveraged recapitalization of Aeroflex. Our shareholders would receive a cash dividend of $14 per share and retain in the aggregate 21.2% of fully diluted common equity in a then significantly leveraged entity. Under the proposal, Veritas Capital and co-investors to be identified would acquire convertible preferred stock of Aeroflex, which on an as converted fully diluted basis would represent 78.8% of our common stock, and the proceeds would partially fund the payment of the cash dividend.  There is no assurance that the proposal from Veritas Capital will result in a definitive proposal, a definitive agreement or a consummated transaction.

The consummation of either of the two transactions discussed above will constitute a change in control of the Company for purposes of certain plans and agreements.  Such change in control may require the payment of certain amounts under certain employment agreements and would require (a) the full funding of our Supplemental Executive Retirement Plan and (b) the immediate vesting of all unexpired and unexercised stock options.

3.     Acquisition of Businesses and Intangible Assets

On July 31, 2003, we acquired the Racal Instruments Wireless Solutions Group (“RIWS”) for cash of $38 million and a deferred payment of up to $16.5 million in either cash or Aeroflex common stock, at our option, depending on RIWS achieving certain performance goals for the year ending July 31, 2004. In October 2006, a final determination of the deferred payment was made requiring us to pay $9.2 million, which we paid in cash and recorded as an increase to goodwill.  We did not include this contingent consideration in any previously issued balance sheet as the payment of this consideration was not considered to be certain beyond a reasonable doubt.

Intangible Assets with Definite Lives

The components of amortizable intangible assets are as follows:

	March 31, 2007
	(In thousands)
	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value

Existing technology	$86,745	$43,790	$42,955
Tradenames	2,342	2,150	192
Customer related intangibles	6,483	3,402	3,081
Total	$95,570	$49,342	$46,228

The aggregate amortization expense for amortizable intangible assets was $3.2 million and $3.4 million for the three months ended March 31, 2007 and 2006, respectively and $9.6 million and $10.3 million for the nine months ended March 31, 2007 and 2006, respectively.

The estimated aggregate amortization expense for each of the twelve month periods ending March 31, is as follows:

(In thousands)

2008	$12,184
2009	9,821
2010	8,579
2011	5,288
2012	2,470

Goodwill

The carrying amount of goodwill is as follows:

	Balance		Effect of	Balance
	as of	Adjustment	Foreign	as of
	July 1, 2006	(Note a)	Currency	March 31, 2007
	(In thousands)

Microelectronic Solutions segment	$46,688	$—	$—	$46,688
Test Solutions segment	116,549	9,246	5,039	130,834
Total	$163,237	$9,246	$5,039	$177,522

Note a -	This adjustment to goodwill is for the payment of the final determination of the deferred payment due on the RIWS acquisition. The payment was made in October 2006.

4.         Restructuring Charges

In fiscal 2006, we initiated steps to consolidate our three Test Solutions businesses in the United Kingdom.  Pursuant to the plan, which is substantially complete, our manufacturing operations were moved into one facility and we created a shared-services environment for all finance and administrative functions.  In connection with this plan, approximately 40 employees were terminated and certain contract positions were eliminated.  In fiscal 2006, we recorded charges of $3.2 million primarily for workforce reductions in all departments.  During the nine months ended March 31, 2007, we recorded an additional charge of $100,000 for these workforce reductions.  As of March 31, 2007, approximately $110,000 remains to be paid and is included in accrued liabilities.  The workforce restructuring charges were allocated solely to general and administrative costs.

In the third quarter of fiscal 2007, we initiated and completed restructuring activity in the Wireless division of our Test Solutions businesses in the United Kingdom.  Pursuant to the plan, 23 employees were terminated resulting in $1.4 million of severence costs and, certain contract positions were eliminated. We abandoned a leased facility and recorded a fixed asset impairment charge, which in the aggregate amounted to $651,000.  During the nine months ended March 31, 2007, we recorded approximately $2.0 million in restructuring costs all of which was paid as of March 31, 2007.

The following table sets forth the charges and payments related to the restructuring reserve, which is included in accrued expenses and other current liabilities in the accompanying balance sheet, for the nine months ended March 31, 2007:

	Balance July 1,				Balance
	2006	Nine Months Ended March 31, 2007			March 31, 2007
			(In thousands)
		Net Addition
		to		Foreign
	Restructuring	Restructuring	Cash	Currency	Restructuring
	Reserve	Reserve	Payments	Impact	Reserve

Work force reduction	$1,091	$1,490	$(2,540)	$69	$110

Other	100	—	(100)	—	—

Total	$1,191	$1,490	$(2,640)	$69	$110

5.	Earnings Per Share

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

The following table reconciles basic shares outstanding to diluted shares outstanding:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(In thousands)

Basic Shares Outstanding	73,775	75,133	74,066	74,922
Add: Effect of dilutive stock options	1,939	2,097	1,647	1,384

Diluted Shares Outstanding	75,714	77,230	75,713	76,306

Options to purchase 7.0 million shares at exercise prices ranging between $10.72 and $34.41 per share were outstanding as of March 31, 2007 but were not included in the computation of diluted EPS as their effect would have been anti-dilutive. Options to purchase 7.1 million shares at exercise prices ranging between $9.22 and $34.41 per share were outstanding as of March 31, 2006 but were not included in the computation of diluted EPS as their effect would have been anti-dilutive.

6.	Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(In thousands)

Net income	$5,489	$7,746	$21,828	$20,049

Minimum pension liability adjustment, net of tax provision (benefit) of $0 and $0 in 2007 and $0 and $(16) in 2006	—	—	—	16

Unrealized gain (loss) on interest rate swap agreements, net of tax provision (benefit) of $1 and $0 in 2007 and $9 and $31 in 2006	2	15	—	52

Foreign currency translation adjustment	(260)	478	10,332	(4,571)

Total comprehensive income	$5,231	$8,239	$32,160	$15,546

Accumulated other comprehensive income (loss) is as follows:

		Unrealized
	Minimum	Gain (Loss)
	Pension	on Interest	Foreign
	Liability	Rate Swap	Currency
	Adjustment	Agreements	Translation	Total
	(net of tax)	(net of tax)	Adjustment	(net of tax)
	(In thousands)

Balance, June 30, 2006	$(4,180)	$(12)	$17,660	$13,468
Nine months activity	—	—	10,332	10,332
Balance, March 31, 2007	$(4,180)	$(12)	$27,992	$23,800

The foreign currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

7.	Inventories

Inventories consist of the following:

	March 31,	June 30,
	2007	2006
	(In thousands)

Raw materials	$69,877	$52,796
Work in process	54,872	57,020
Finished goods	23,014	23,604
	$147,763	$133,420

8.	Product Warranty

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

Activity related to our product warranty liability was as follows:

	Nine Months Ended
	March 31,
	2007	2006
	(In thousands)

Balance at beginning of period	$2,583	$2,056
Provision for warranty obligations	2,407	2,753
Cost of warranty obligations	(2,266)	(2,148)
Foreign currency impact	45	(18)

Balance at end of period	$2,769	$2,643

9.	Bank Loan Agreements

On March 21, 2006, we executed a loan agreement with four banks for an unsecured multi-currency revolving credit facility that provides for borrowings under a line of credit of up to $100 million through March 2011.   Under certain circumstances, upon our request, the commitments under the credit facility may be increased by an additional $50 million to $150 million.  The interest rates on borrowings under this agreement are at varying rates depending on certain financial ratios with the current rate substantially equivalent to LIBOR plus .575% (5.9% at March 31, 2007) on the revolving credit borrowings.  We are required to pay an annual facility fee of .175% on the entire credit line.

The terms of the loan agreement, as amended on August 28, 2006, require compliance with certain financial covenants including maintenance of various financial ratios, limitations on indebtedness and treasury stock repurchases, and prohibition of the payment of cash dividends and certain other payments.  We are currently in full compliance with all of the covenants contained in the loan agreement.  At March 31, 2007 there were no borrowings outstanding under the revolving credit facility and our available unused line of credit was approximately $89.0 million after consideration of $11.0 million of outstanding letters of credit.

10.	Defined Benefit Pension Plans

Effective January 1, 1994, we established a Supplemental Executive Retirement Plan (the “SERP”) which provides retirement, death and disability benefits to certain of our officers.  A substantial portion of the obligations under the SERP are unfunded.  On September 3, 2003, we acquired MCE, including its defined benefit pension plan, which has been frozen since December 31, 1993.

Components of Net Periodic Benefit Cost

	Nine Months Ended
	March 31,
	2007	2006
	(In thousands)

Service cost	$141	$385
Interest cost	809	743
Expected return on plan assets	(121)	(109)
Amortization of net transition (asset) obligation	28	28
Recognized actuarial (gain) loss	515	338
Net periodic benefit cost	$1,372	$1,385

We previously disclosed in the notes to our financial statements for the year ended June 30, 2006 that we expected to contribute $1.5 million to the MCE pension and SERP plans in the fiscal year ended June 30, 2007.   As of March 31, 2007, $583,000 of contributions have been made.

Due to the retirement in 2005 of one of our officers, we are required to make payments of $674,000 in fiscal year ending June 30, 2007 and $628,000 in each fiscal year thereafter pursuant to the SERP.  Payments cease December 31, 2015 or upon death, whichever is later.

11.	Share Based Compensation

We have several stock option plans that are described under the caption “Stock Options and Warrants” in note 9 of our June 30, 2006 consolidated financial statements.  As of March 31, 2007, 3.0 million shares of the Company’s Common Stock were reserved and available to be granted pursuant to these plans.

Compensation expense attributable to share based compensation was $1.3 million ($807,000 after tax), or $.01 for both basic and diluted earnings per share, for the three months ended March 31, 2007 and $1.6 million ($943,000 after tax), or $.01 for both basic and diluted earnings per share, for the three months ended March 31, 2006.   Compensation expense attributable to share based compensation was $3.2 million ($2.1 million after tax), or $.03 for both basic and diluted earnings per share, for the nine months ended March 31, 2007 and $5.0 million ($3.1 million after tax), or $.04 for both basic and diluted earnings per share, for the nine months ended March 31, 2006.  As of March 31, 2007, the total unrecognized compensation cost related to nonvested stock awards was $5.0 million and the related weighted average period over which it is expected to be recognized is approximately 1.6 years.

A summary of our stock option plans as of March 31, 2007 and changes during the nine month period then ended, is presented below:

		Weighted		Weighted Average
		Average	Aggregate	Contractual Life
		Exercise	Intrinsic	Remaining in
	Shares	Price	Value (1)	Years
	(In thousands)		(In thousands)

Outstanding at July 1, 2006	14,763	$11.92
Granted	185	12.94
Exercised	(229)	6.72
Expired	—	—
Forfeited	(225)	12.39

Outstanding at March 31, 2007	14,494	$12.01	$38,779	4.7

Exercisable at March 31, 2007	13,545	$12.14	$35,905	4.5

Options expected to vest at March 31, 2007	883	$10.18	$2,628	8.3

(1) The intrinsic value of a stock option is the amount by which the market value of the underlying stock on March 31, 2007 exceeds the exercise price of the option.

The weighted average grant date fair value of stock options granted for the three months ended March 31, 2007 and 2006 was $8.25 and $9.67, respectively.   The weighted average grant date fair value of stock options granted for the nine months ended March 31, 2007 and 2006 was $8.23 and $8.85, respectively.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

Weighted average expected stock price volatility	67%	89%	68%	92%
Weighted average expected option life	5.8 years	6.0 years	5.8 years	6.1 years
Average risk free interest rate	4.5%	4.6%	4.6%	4.5%
Average dividend yield	—	—	—	—
Discount for post-vesting restrictions	N/A	N/A	N/A	N/A

The total intrinsic value of stock options exercised for the three months ended March 31, 2007 and 2006 was $384,000 and $2.1 million, respectively, on the exercise dates.   The total intrinsic value of stock options exercised for the nine months ended March 31, 2007 and 2006 was $1.2 million and $3.1 million, respectively, on the exercise dates.

Cash received from stock option exercises for the three months ended March 31, 2007 and 2006 was $340,000 and $1.7 million, respectively.   Cash received from stock option exercises for the nine months ended March 31, 2007 and 2006 was $845,000 and $3.5 million, respectively.  The tax benefit received from stock option exercises for the three months ended March 31, 2007 and 2006 was $140,000 and $766,000, respectively.    The tax benefit received from stock option exercises for the nine months ended March 31, 2007 and 2006 was $445,000 and $1.2 million, respectively.

Restricted Stock

In fiscal 2006, we granted 10,000 shares of Restricted Stock of which 5,000 vested and none were forfeited during the nine months ended March 31, 2007.  At the grant date, this award had an estimated fair value of approximately $105,000 which is being recognized as compensation expense, on a straight line basis over the requisite service period of two years.

12.	Stock Repurchase Program

During fiscal 2005, our Board of Directors authorized a stock repurchase program of up to 3.0 million shares of the Company’s Common Stock, subject to certain limitations imposed by our lending banks.  Purchases are made from time to time, depending upon market conditions at prices deemed appropriate by management.  For the nine months ended March 31, 2007, approximately 1.8 million shares were repurchased for $17.2 million and retired.  Since the inception of this program, approximately 1.8 million shares have been repurchased for $18.0 million and retired, including 85,000 shares repurchased in prior fiscal years.

13.	Contingencies

In March 2007, four separate plaintiffs filed putative class action lawsuits in the Supreme Court, State of New York, County of Nassau concerning the proposed acquisition of the Company by entities directly and indirectly owned by an investment group consisting of investment entities affiliated with General Atlantic LLC and Francisco Partners II, L.P. pursuant to a merger agreement dated March 2, 2007 (see note 2).  Plaintiffs have since moved to consolidate the four putative class action lawsuits.  The plaintiffs seek, among other things, an order of the court that would prevent the consummation of the merger and direct defendants to obtain a transaction in the best interest of the shareholders.  On April 23, 2007, plaintiff Jack Trugman (“Trugman”) filed an amended putative class action complaint, generally alleging that the Company’s directors breached their fiduciary duties by approving a transaction that benefits themselves, to the detriment of the Company’s stockholders, and that the Company, General Atlantic LLC and Francisco Partners II, L.P. aided and abetted the directors’ alleged breach of fiduciary duties.  On April 23, 2007, defendants (i) moved to dismiss Trugman’s amended complaint for failure to state a claim upon which relief may be granted and (ii) filed their opposition to Trugman’s application for expedited discovery.  On May 3, 2007, the Court denied Trugman’s application for expedited discovery.  A hearing on defendants’ motion to dismiss has been set for May 10, 2007.

During the quarter ended March 31, 2007, we became aware that certain Bidirectional Multipurpose Transceivers sold by the Company’s Colorado Springs subsidiary since 1999, may have been subject to International Traffic in Arms Regulations (“ITAR”).  Accordingly, we filed a detailed Voluntary Disclosure with the Directorate of Defense Trade Controls, United States Department of State, describing the details of the possible inadvertent misclassification.  Simultaneously, the Company has filed a Commodity Jurisdiction Application explaining its belief that the product is not subject to ITAR and requesting a determination that such product is not ITAR controlled.  At this time, it is not possible to determine whether any fines or other penalties will be asserted against us, or the materiality of any outcome.

We are involved in various routine legal matters. We believe the outcome of these matters will not have a material adverse effect on our consolidated financial statements.

14.	Business Segments

Our business segments and major products included in each segment, are as follows:

Microelectronic Solutions (“AMS”)

•                  Microelectronic Components, Sub-assemblies and Modules

•                  Integrated Circuits

•                  Motion Control Systems

Test Solutions (“ATS”)

•                  Instrument Products and Test Systems

We are a manufacturer of advanced technology systems and components for commercial industry, government and defense contractors.  Approximately 35% and 31% of our sales for the three months ended March 31, 2007 and 2006, and 31% and 29% for the nine months ended March 31, 2007 and 2006, respectively, were to agencies of the United States government or to prime defense contractors or subcontractors of the United States government.  No one customer constituted more than 10% of sales during any of the periods presented.  Inter-segment sales were not material and have been eliminated from the tables below.

Most of our operations are located in the United States; however, we also have operations in Europe and Asia.  Aeroflex International Limited, which was acquired in May 2002, RIWS, which was acquired in July 2003, and the SPG division of UbiNetics Holdings Limited, which was acquired in May 2005, all have significant operations in the United Kingdom.  Specifically, net sales from facilities located in the United Kingdom were approximately $118.2 million and $116.0 million for the nine months ended March 31, 2007 and 2006, respectively.  Total assets of the United Kingdom operations were $229.8 million as of March 31, 2007.

Revenues, based on the customers’ locations, attributed to the United States and other regions are as follows:

	For the Three Months Ended
	March 31,
	2007	2006
	(In thousands)

United States of America	$88,225	$76,074
Europe and Middle East	40,565	46,586
Asia and Australia	18,994	15,052
Other regions	2,487	2,815
	$150,271	$140,527

	For the Nine Months Ended
	March 31,
	2007	2006
	(In thousands)

United States of America	$255,086	$234,933
Europe and Middle East	119,890	107,553
Asia and Australia	52,578	53,548
Other regions	4,866	5,298
	$432,420	$401,332

Selected financial data by segment is as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Net sales:
Microelectronic solutions (“AMS”)	$67,087	$61,126	$194,306	$174,818
Test solutions (“ATS”)	83,184	79,401	238,114	226,514
Net sales	$150,271	$140,527	$432,420	$401,332

Segment adjusted operating income(1):
AMS	$16,693	$12,854	$47,547	$41,778
ATS	6,959	9,296	19,601	19,448
General corporate expense	(3,810)	(3,704)	(13,295)	(11,816)
Adjusted operating income	19,842	18,446	53,853	49,410

Amortization of acquired intangibles
— AMS	(441)	(534)	(1,368)	(1,601)
— ATS	(2,784)	(2,906)	(8,282)	(8,728)
Share based compensation
— AMS	(210)	(258)	(736)	(984)
— ATS	(250)	(361)	(752)	(1,172)
— Corporate	(798)	(933)	(1,724)	(2,854)
Restructuring charges — ATS(2)	(2,040)	(1,179)	(2,140)	(1,179)
Current period impact of acquisition related adjustment to inventory — ATS	—	—	—	(1,088)
Operating income (GAAP)	13,319	12,275	38,851	31,804
Company Sale Transaction expenses	(4,319)	—	(4,319)	—
Interest expense	(237)	(144)	(532)	(451)
Other income (expense), net	819	586	692	1,338
Income before income taxes	$9,582	$12,717	$34,692	$32,691

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

15.	Subsequent Event

On April 12, 2007, we purchased 100% of the outstanding stock of Micro-Metrics, Inc. (“MMI”) for $9.9 million of cash and repaid approximately $700,000 of MMI’s bank debt.  MMI, located in Londonderry, New Hampshire, is a design and full service manufacturer of both standard and application specific RF/Microwave diodes and semiconductor devices.  MMI strengthens our hi-reliability, hi-performance RF/Microwave product portfolio of semiconductor solutions.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Sale of Aeroflex Incorporated

On March 2, 2007, we entered into an agreement to be acquired by investment entities affiliated with General Atlantic LLC and Francisco Partners II, L.P. (“Company Sale Transaction”).  In the transaction our shareholders would receive $13.50 per share in cash in exchange for their shares. The agreement contains a provision under which we were permitted to solicit alternative acquisition proposals from third parties through April 18, 2007. (See Conditional Acquisition Proposal below). In the event we accept a superior proposal received prior to April 19, 2007, a break up fee of $15 million plus up to $7.5 million of expenses would be payable by the Company and if received after April 18, 2007, the fee would increase to $30 million plus up to $7.5 million of expenses.  The closing of the transaction is subject to the approval of our shareholders and other customary conditions.  A special meeting of our shareholders has been scheduled for May 30, 2007 for shareholders of record on April 23, 2007.  Through March 31, 2007, we have incurred and accrued approximately $4.3 million of cost related to this transaction. See note 13 for related shareholder litigation.

Conditional Acquisition Proposal

On April 18, 2007, we received a non-binding proposal from Veritas Capital, subject to due diligence and other conditions, for a leveraged recapitalization of Aeroflex. Our shareholders would receive under this proposal a cash dividend of $14 per share and retain in the aggregate 21.2% of fully diluted common equity in a then significantly leveraged entity. Under the proposal, Veritas Capital and co-investors to be identified would acquire convertible preferred stock of Aeroflex, which on an as converted fully diluted basis would represent 78.8% of our common stock, and the proceeds would partially fund the payment of the cash dividend.  There is no assurance that the proposal from Veritas Capital will result in a definitive proposal, a definitive agreement or a consummated transaction.

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

In fiscal 2006, we initiated steps to consolidate our three Test Solutions businesses in the United Kingdom.  Pursuant to the plan, which is substantially complete, our manufacturing operations were moved into one facility and we created a shared-services environment for all finance and administrative functions.  In connection with this plan, approximately 40 employees were terminated and certain contract positions were eliminated.  In fiscal 2006, we recorded charges of $3.2 million primarily for workforce reductions in all departments.  During the nine months ended March 31, 2007, we recorded an additional charge of $100,000 for these workforce reductions.  As of March 31, 2007, approximately $110,000 remains to be paid and is included in accrued liabilities.  The workforce restructuring charges were allocated solely to general and administrative costs.

In the third quarter of fiscal 2007, we initiated and completed restructuring activity in the Wireless division of our Test Solutions businesses in the United Kingdom. Pursuant to the plan, 23 employees were terminated resulting in $1.4 million of severance costs and, certain contract positions were eliminated. We abandoned a leased facility and recorded a fixed asset impairment charge, which in the aggregate amounted to $651,000. During the nine months ended March 31, 2007, we recorded approximately $2.0 million in restructuring costs, all of which was paid as of March 31, 2007.

Three Months ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Net Sales.  Net sales increased 7% to $150.3 million for the three months ended March 31, 2007 from $140.5 million for the three months ended March 31, 2006.  Net sales in the microelectronic solutions (“AMS”) segment increased 10% to $67.1 million for the three months ended March 31, 2007 from $61.1 million for the three months ended March 31, 2006 primarily as a result of increased volume of integrated circuits and to a lesser extent microelectronic modules and components.  Net sales in the test solutions (“ATS”) segment increased 5% to $83.2 million for the three months ended March 31, 2007 from $79.4 million for the three months ended March 31, 2006 as a result of an increase in volume in our radio test and radar test businesses.

Gross Profit.  Gross profit equals net sales less cost of sales.  Cost of sales includes materials, direct labor and overhead expenses such as engineering labor, fringe benefits, allocable occupancy costs, depreciation and manufacturing supplies.

Three Months
Ended		% of		% of		% of
March 31,	AMS	sales	ATS	sales	Total	sales
(In thousands, except percentages)
2007	$34,242	51.0%	$36,569	44.0%	$70,811	47.1%
2006	28,933	47.3%	38,133	48.0%	67,066	47.7%

Gross profit increased $5.3 million, or 18%, in the AMS segment as a result of higher sales and increased margins. Margin percentages increased 4% to 51.0% primarily due to a change in sales mix related to integrated circuits, microelectronic modules and to a lesser extent components.

Gross profit decreased $1.6 million, or 4%, in the ATS segment primarily as a result of a decrease in volume in wireless and frequency synthesizer products partially offset by increase sales volume of radio test equipment. Margin percentages decreased 4% to 44.0% primarily due to sales mix resulting partially from the delay of the scheduled shipment of a high margin product into the fourth quarter of 2007.

Selling, General and Administrative Costs.  Selling, general and administrative costs include office and management salaries, fringe benefits, commissions, insurance and professional fees.

Three Months
Ended		% of		% of			% of
March 31,	AMS	sales	ATS	sales	Corporate	Total	sales
(In thousands, except percentages)
2007	$10,260	15.3%	$19,039	22.9%	$4,608	$33,907	22.6%
2006	9,569	15.7%	16,657	21.0%	4,637	30,863	22.0%

Selling, general and administrative costs increased by $691,000, or 7%, in the AMS segment primarily due to general increases in expenses related to the increase in sales.   Selling, general and administrative costs increased by $2.4 million, or 14%, in the ATS segment primarily as a result of general increases in expenses related to the increase in sales and a $1.1 million increase in restructuring expenses.

Research and Development Costs.  Research and development costs include material, engineering labor and allocated overhead.

Three Months
Ended		% of		% of		% of
March 31,	AMS	sales	ATS	sales	Total	sales
(In thousands, except percentages)
2007	$7,499	11.2%	$12,861	15.5	$20,360	13.5%
2006	6,767	11.1%	13,721	17.3%	20,488	14.6%

Self funded research and development costs increased $732,000, or 11%, in the AMS segment primarily due to development costs for integrated circuits and microelectronic modules.  Research and development costs decreased $860,000 or 6%, in the ATS segment mainly due to non-repeat expenses in the prior year for frequency synthesizer products and cost saving initiatives in radar, partially offset by increased development costs in radio test.

Amortization of Acquired Intangibles.  Amortization decreased $215,000, or 6%.

Other Income (Expense).  Interest expense was $237,000 in the current quarter and $144,000 in the prior year’s comparable quarter.  Other income of $819,000 for the three months ended March 31, 2007 consisted primarily of interest income of $177,000, foreign exchange gain of $79,000 and miscellaneous income of $563,000.  Other income of $586,000 for the three months ended March 31, 2006 consisted primarily of interest income of $447,000.  The decrease of $270,000 in interest income was due to the lower balances in cash, cash equivalents and marketable securities.   In the three months ended March 31, 2007, $4.3 million of expenses, consisting primarily of professional fees, were incurred in connection with the sale of the company.

Provision for Income Taxes.  The income tax provision was $4.1 million (an effective income tax rate of 42.7%) for the three months ended March 31, 2007 and $5.0 million (an effective income tax rate of 39.1%) for the three months ended March 31, 2006.  The effective income tax rate for the two periods differed from the amount computed by applying the U.S. Federal income tax rate to income before income taxes primarily due to foreign, state and local income taxes and the impact of Company Sale Transaction expenses incurred in fiscal 2007, certain of which are not deductible for tax purposes.  These non-deductible transaction expenses are the primary reason for the increase in the effective income tax rate in fiscal 2007.    We anticipate the effective rate to be 37% for the balance of the year.   We paid $6.8 million for the three months ended March 31, 2007 and $8.3 million for the three months ended March 31, 2006 for income taxes.

Nine Months ended March 31, 2007 Compared to Nine Months Ended March 31, 2006

Net Sales.  Net sales increased 8% to $432.4 million for the nine months ended March 31, 2007 from $401.3 million for the nine months ended March 31, 2006.  Net sales in the AMS segment increased 11% to $194.3 million for the nine months ended March 31, 2007 from $174.8 million for the nine months ended March 31, 2006 as a result of an increase in volume of integrated circuits, components and microelectronic modules.   Net sales in the ATS segment increased 5% to $238.1 million for the nine months ended March 31, 2007 from $226.5 million for the nine months ended March 31, 2006 as a result of an increase in volume of radio test and radar test and new product introductions in our wireless business.

Gross Profit.

Nine Months
Ended		% of		% of		% of
March 31,	AMS	sales	ATS	sales	Total	sales
(In thousands, except percentages)
2007	$97,932	50.4%	$105,178	44.2%	$203,110	47.0%
2006	87,136	49.8%	103,411	45.7%	190,547	47.5%

AMS gross profit increased $10.8 million, or 12%, primarily due to increased sales volumes of integrated circuits, components  and microelectronic modules.   Margin percentages increased 0.6% to 50.4% primarily due to sales mix.

ATS gross profit increased $1.8 million, or 2%, primarily due to increases in radio test sales volume partially offset by decreased sales volume of frequency synthesizers and changes in sales mix of wireless products, Margin percentages declined 1.5% to 44.2% primarily due to product mix.

Selling, General and Administrative Costs.

Nine Months
Ended		% of		% of			% of
March 31,	AMS	sales	ATS	sales	Corporate	Total	sales
(In thousands, except percentages)
2007	$30,498	15.7%	$52,540	22.0%	$15,019	$98,057	22.7%
2006	27,954	16.0%	49,048	21.7%	14,670	91,672	22.8%

Selling, general and administrative costs increased by $2.5 million, or 9%, in the AMS segment primarily due to general increases in expenses related to the increase in sales.  Selling, general and administrative costs increased by $3.5 million, or 7%, in the ATS segment primarily as a result of a general increase in sales and a $1.2 million increase in restructuring expenses, partially offset by cost reduction efforts in our wireless business.

Research and Development Costs.

Nine Months
Ended		% of		% of		% of
March 31,	AMS	sales	ATS	sales	Total	sales
(In thousands, except percentages)
2007	$20,623	10.6%	$35,929	15.1%	$56,552	13.1%
2006	18,387	10.5%	38,355	16.9%	56,742	14.1%

Self funded research and development costs increased $2.2 million, or 12%, in the AMS segment primarily due to development costs for microelectronic modules and integrated circuits. Research and development costs decreased $2.4 million, or 6%, in the ATS segment primarily due to restructuring efforts in our wireless business, combined with cost saving initiatives in radar, offset by increased development costs in radio test.

Amortization of Acquired Intangibles.  Amortization decreased $679,000, or 7%.

Other Income (Expense).   Interest expense increased to $532,000 for the nine months ended March 31, 2007 from $451,000 for the nine months ended March 31, 2006.  Other income of $692,000 for the nine months ended March 31, 2007 consisted primarily of interest income of $702,000 and other miscellaneous income of $688,000, offset by foreign currency transaction losses of $698,000.  Other income of $1.3 million for the nine months ended March 31, 2006 consisted primarily of interest income of $784,000 and a favorable building lease termination gain of $459,000.   The increase in interest income was due to higher levels of cash in the first three months of the current year and an increase in interest rates.  In the nine months ended March 31, 2007, $4.3 million of expenses, consisting primarily of professional fees, were incurred in connection with the sale of the Company.

Provision for Income Taxes.  The income tax provision was $12.9 million (an effective income tax rate of 37.1%) for the nine months ended March 31, 2007 and $12.6 million (an effective income tax rate of 38.7%) for the nine months ended March 31, 2006.  The effective income tax rate for the two periods differed from the amount computed by applying the U.S. Federal income tax rate to income before income taxes primarily due to foreign, state and local income taxes, and for the nine months ended March 31, 2006, a state rate change and a tax audit adjustment and for the nine months ended March 31, 2007, the impact of Company Sale Transaction expenses incurred in fiscal 2007, certain of which are not deductible for tax purposes.  We anticipate the effective rate to be 37% for the balance of the year.  We paid $24.2 million for the nine months ended March 31, 2007, and $19.9 million for the nine months ended March 31, 2006, for income taxes.

Net Income.  Net income for the nine months ended March 31, 2007 was $21.8 million, or 5.0% of sales, versus $20.0 million, or 5.0% of sales, for the nine months ended March 31, 2006.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Liquidity and Capital Resources

As of March 31, 2007, we had $216.4 million in working capital and our current ratio was 2.8 to 1.  Our available unused line of credit under an unsecured multi-currency $100 million revolving credit facility that expires in March 2011 is approximately $89 million at March 31, 2007, after consideration of letters of credit.  Under certain circumstances, at our request, the commitments under the credit facility may be increased by an additional $50 million to $150 million.   The interest rate on revolving credit borrowings under this agreement is at various rates depending upon certain financial ratios, with the current rate substantially equivalent to LIBOR plus .575% (5.9% at March 31, 2007).

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

For the nine months ended March 31, 2007, our operations provided cash of $22.8 million. Our investing activities used cash of $4.5 million, primarily due to $13.3 million of capital expenditures and $9.2 million paid in a final determination of the Racal acquisition earnout, partially offset by the sale of marketable securities (net of purchases) of $17.8 million.  Our financing activities used cash of $16.3 million, primarily for the purchase and retirement of treasury stock.

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

The following table summarizes, as of March 31, 2007, our obligations and commitments to make future payments under debt, operating leases and employment agreements:

	Payments due by period
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(In thousands)

Long-term debt	$3,934	$607	$2,242	$700	$385
Operating leases	37,780	8,299	11,394	5,792	12,295
Employment and consulting contracts	6,011	2,632	3,379	—	—
Total	$47,725	$11,538	$17,015	$6,492	$12,680

The operating lease commitments shown in the above table have not been reduced by future minimum sub-lease rentals of $4.3 million through 2011.

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

Share-Based Compensation

With the adoption of SFAS No. 123(R) on July 1, 2005, we record the fair value of share based compensation awards as an expense.  In order to determine the fair value of stock options on the date of grant, the Company utilizes the Black-Scholes option-pricing model.  Inherent in this model are assumptions related to expected stock price volatility, option life, risk-free interest rate and dividend yield.  Expected volatilities are based on historical volatility of our shares using daily price observations over a period consistent with the expected life.  We use the safe harbor guidance in SAB 107 to estimate the expected life of options granted during fiscal 2006 and year to date through the third quarter of fiscal 2007.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods similar to the expected life.  While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock price volatility and option life assumptions require a greater level of judgment which makes them critical accounting estimates.

Issued But Not Adopted Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure.  FIN 48 becomes effective for us on July 1, 2007.  We are in the process of evaluating the impact, if any, FIN 48 will have on our consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No. 159”) to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value.  An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred.  SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157.  An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption.  The Company is currently evaluating the impact of the provisions of SFAS No. 159 on its consolidated financial statements, if any, when it becomes effective for the fiscal year ending June 30, 2009.

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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates and to foreign currency exchange rates.  Most of our debt is at fixed rates of interest or at a variable rate with an interest rate swap agreement which effectively converts the variable rate debt into fixed rate debt.  Therefore, if market interest rates increase by 10% from levels at March 31, 2007, the effect on our net income as well as the fair value of our swap would be insignificant.  Most of our invested cash, cash equivalents and marketable securities are at variable rates of interest.  If market interest rates decrease by 10 percent from levels at March 31, 2007, the effect on our net income would be insignificant.  If foreign currency exchange rates (primarily the British Pound and the Euro) change by 10% from levels at March 31, 2007, the effect on our other comprehensive income would be approximately $18.0 million.  Foreign currency contracts are used to protect us from short-term fluctuations in exchange rates principally related to outstanding trade receivables.  We periodically enter into foreign currency contracts, which are not designated as hedges, and the change in fair value is included in income currently, within other income (expense).  As of March 31, 2007, we had $3.0 million of notional value foreign currency forward contracts maturing through June 2007.  Notional amounts do not quantify risk or represent assets or liabilities, but are used in the calculation of cash settlements under the contracts.  The fair value of these contracts at March 31, 2007 was immaterial.

ITEM 4 — CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2007, to ensure that information to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In March 2007, four separate plaintiffs filed putative class action lawsuits in the Supreme Court, State of New York, County of Nassau concerning the proposed acquisition of the Company by entities directly and indirectly owned by an investment group consisting of investment entities affiliated with General Atlantic LLC and Francisco Partners II, L.P. pursuant to a merger agreement dated March 2, 2007.  Plaintiffs have since moved to consolidate the four putative class action lawsuits.  The plaintiffs seek, among other things, an order of the court that would prevent the consummation of the merger and direct defendants to obtain a transaction in the best interest of the shareholders.  On April 23, 2007, plaintiff Jack Trugman (“Trugman”) filed an amended putative class action complaint, generally alleging that the Company’s directors breached their fiduciary duties by approving a transaction that benefits themselves, to the detriment of the Company’s stockholders, and that the Company, General Atlantic LLC and Francisco Partners II, L.P. aided and abetted the directors’ alleged breach of fiduciary duties.  On April 23, 2007, defendants (i) moved to dismiss Trugman’s amended complaint for failure to state a claim upon which relief may be granted and (ii) filed their opposition to Trugman’s application for expedited discovery.  On May 3, 2007, the Court denied Trugman’s application for expedited discovery.  A hearing on defendants’ motion to dismiss has been set for May 10, 2007.

During the quarter ended March 31, 2007, we became aware that certain Bidirectional Multipurpose Transceivers sold by the Company’s Colorado Springs subsidiary since 1999, may have been subject to International Traffic in Arms Regulations (“ITAR”). Accordingly, the Company has filed a detailed Voluntary Disclosure with the Directorate of Defense Trade Controls, United States Department of State, describing the details of the possible inadvertent misclassification. Simultaneously, the Company has filed a Commodity Jurisdiction Application explaining its belief that the product is not subject to ITAR and requesting a determination that such product is not ITAR controlled. At this time, it is not possible to determine whether any fines or other penalties will be asserted against the Company, or the materiality of any outcome.

We are involved in other routine legal matters. We believe the outcome of these matters will not have a material adverse effect on our consolidated financial statements.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from the risk factors disclosed in the Form10-K for the year ended June 30, 2006, except for risks related to the proposed acquisition of the Company as described in note 2.  If the merger is not consummated, under certain circumstances we may be required to pay a termination fee plus reimbursement of out-of-pocket expenses to the proposed acquirers, which amounts could be significant.  The proposed transaction may disrupt our current plans and operations and create potential difficulties in employee retention.  The effect of the announcement of the merger or any subsequent announcements related to the merger may affect our business relationships.  We have incurred and may continue to incur significant amounts of costs and fees related to the merger.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibits

2.1

Agreement and Plan of Merger, dated as of March 2, 2007, among Aeroflex Incorporated, AF Holdings, Inc. and AF Merger Sub, Inc. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (Date of Report: March 2, 2007) filed with the Commission on March 5, 2007)

4.1

Amendment to Rights Agreement, dated as of March 2, 2007, to the Rights Agreement dated as of August 13, 1998 between Aeroflex Incorporated and American Stock Transfer & Trust Company (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (Date of Report: March 2, 2007) filed with the Commission on March 5, 2007)

10.1

Amendment No. 2 to Employment Agreement, dated January 30, 2007, between Aeroflex Incorporated and John Adamovich, Jr. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (Date of Report: January 30, 2007) filed with the Commission on February 2, 2007)

10.2

Amendment to 2002 Outside Directors’ Stock Option Plan dated as of March 1, 2007 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (Date of Report: March 2, 2007) filed with the Commission on March 5, 2007)

10.3

Letter Agreement between Harvey R. Blau and the Company dated as of March 2, 2007 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (Date of Report: March 2, 2007) filed with the Commission on March 5, 2007)

10.4

Letter Agreement between Leonard Borow and the Company dated as of March 2, 2007 (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (Date of Report: March 2, 2007) filed with the Commission on March 5, 2007)

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	31.3	Certification of Chief Operating Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	31.4	Certification of Principal Accounting Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

	32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEROFLEX INCORPORATED
(REGISTRANT)

May 8, 2007	By:	/s/ John Adamovich, Jr.
John Adamovich, Jr.
Sr. Vice President and
Chief Financial Officer

EXHIBIT INDEX

2.1

Agreement and Plan of Merger, dated as of March 2, 2007, among Aeroflex Incorporated, AF Holdings, Inc. and AF Merger Sub, Inc. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (Date of Report: March 2, 2007) filed with the Commission on March 5, 2007)

4.1

Amendment to Rights Agreement, dated as of March 2, 2007, to the Rights Agreement dated as of August 13, 1998 between Aeroflex Incorporated and American Stock Transfer & Trust Company (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (Date of Report: March 2, 2007) filed with the Commission on March 5, 2007)

10.1

Amendment No. 2 to Employment Agreement, dated January 30, 2007, between Aeroflex Incorporated and John Adamovich, Jr. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (Date of Report: January 30, 2007) filed with the Commission on February 2, 2007)

10.2

Amendment to 2002 Outside Directors’ Stock Option Plan dated as of March 1, 2007 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (Date of Report: March 2, 2007) filed with the Commission on March 5, 2007)

10.3

Letter Agreement between Harvey R. Blau and the Company dated as of March 2, 2007 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (Date of Report: March 2, 2007) filed with the Commission on March 5, 2007)

10.4

Letter Agreement between Leonard Borow and the Company dated as of March 2, 2007 (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (Date of Report: March 2, 2007) filed with the Commission on March 5, 2007)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Operating Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.4	Certification of Principal Accounting Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002