Form 10-Q
period 2008-12-31
AEROFLEX INC
filed 2009-02-17
CIK 2601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2008
Commission File Number 000-02324

AEROFLEX INCORPORATED

(Exact name of Registrant as specified in its Charter)

DELAWARE	11-1974412
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

35 South Service Road
P.O. Box 6022
Plainview, N.Y.	11803-0622
(Address of principal executive offices)	(Zip Code)
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

Yes	☐	No	☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

February 17, 2009	1,000

(Date)	(Number of Shares)

AEROFLEX INCORPORATED
AND SUBSIDIARIES

INDEX

		PAGE

PART I: FINANCIAL INFORMATION

Item 1 -	UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
	December 31, 2008 and June 30, 2008	2

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended December 31, 2008 and 2007
	Six Months Ended December 31, 2008 and
	Periods from July 1, 2007 to August 14, 2007
	and August 15, 2007 to December 31, 2007	3 - 4

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended December 31, 2008 and
	Periods from July 1, 2007 to August 14, 2007
	and August 15, 2007 to December 31, 2007	5

	NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	6 - 36

Item 2 -	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS
	Three and Six Months Ended December 31, 2008 and 2007	37– 53

Item 3 -	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	53

Item 4T -	CONTROLS AND PROCEDURES	53

PART II: OTHER INFORMATION

Item 1 -	LEGAL PROCEEDINGS	54

Item 1A-	RISK FACTORS	55

Item 2 -	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	55

Item 3 -	DEFAULTS UPON SENIOR SECURITIES	55

Item 4 -	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	55

Item 5 -	OTHER INFORMATION	55

Item 6 -	EXHIBITS	56

SIGNATURES		57

EXHIBIT INDEX		58

CERTIFICATIONS		59 - 63

Aeroflex Incorporated
and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except share and per share data )

	December 31,	June 30,
	2008	2008
	Successor Entity	Successor Entity
Assets
Current assets:
Cash and cash equivalents	$73,664	$54,149
Accounts receivable, less allowance for doubtful accounts of $2,219 and $2,683	122,798	147,983
Inventories	127,772	134,891
Deferred income taxes	32,937	27,039
Prepaid expenses and other current assets	12,216	12,184
Total current assets	369,387	376,246

Property, plant and equipment, net	97,544	104,649
Non-current marketable securities	17,750	19,960
Deferred financing costs, net	28,127	30,185
Other assets	15,511	18,560
Intangible assets with definite lives, net	299,752	344,866
Intangible assets with indefinite lives	114,728	123,378
Goodwill	448,765	461,155

Total assets	$1,391,564	$1,478,999

Liabilities and Stockholder's Equity
Current liabilities:
Current portion of long-term debt	$4,070	$5,574
Accounts payable	34,705	39,382
Advance payments by customers and deferred revenue	28,148	27,144
Income taxes payable	8,009	1,936
Accrued payroll expenses	18,111	24,525
Accrued expenses and other current liabilities	58,159	56,830
Total current liabilities	151,202	155,391

Long-term debt	878,501	873,237
Deferred income taxes	135,340	159,457
Defined benefit plan obligations	6,099	6,263
Other long-term liabilities	24,738	8,003
Total liabilities	1,195,880	1,202,351

Stockholder's equity:
Common stock, par value $.10 per share; authorized 1,000 shares; issued and outstanding 1,000 shares	-	-
Additional paid-in capital	382,765	381,666
Accumulated other comprehensive income (loss)	(70,652)	407
Accumulated deficit	(116,429)	(105,425)
Total stockholder's equity	195,684	276,648

Total liabilities and stockholder's equity	$1,391,564	$1,478,999

See notes to unaudited condensed consolidated financial statements.

Aeroflex Incorporated and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(In thousands)

	Three Months Ended December 31,
	2008	2007
	Successor Entity	Successor Entity

Net sales	$156,815	$160,757
Cost of sales	83,656	106,124
Gross profit	73,159	54,633

Selling, general and administrative costs	34,174	32,972
Research and development costs	17,075	19,922
Amortization of acquired intangibles	14,622	20,939
Company sale transaction expenses	-	1,314
	65,871	75,147
Operating income (loss)	7,288	(20,514)

Other income (expense)
Interest expense	(21,250)	(21,977)
Other income (expense), net	9,327	2,176
Total other income (expense)	(11,923)	(19,801)

Income (loss) from continuing operations before income taxes	(4,635)	(40,315)
Provision (benefit) for income taxes	(528)	(11,247)
Income (loss) from continuing operations	(4,107)	(29,068)

Income (loss) from discontinued operations, net of tax	-	(527)

Net income (loss)	$(4,107)	$(29,595)

See notes to unaudited condensed consolidated financial statements.

Aeroflex Incorporated and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(In thousands)

	Six Months Ended	August 15, 2007	July 1, 2007
	December 31, 2008	to December 31, 2007	to August 14, 2007
	Successor Entity	Successor Entity	Predecessor Entity

Net sales	$297,660	$262,772	$38,221
Cost of sales	157,142	170,884	22,861
Gross profit	140,518	91,888	15,360

Selling, general and administrative costs	65,658	51,956	19,031
Research and development costs	34,104	30,402	12,178
Amortization of acquired intangibles	32,590	31,409	1,692
Acquired in-process research and development costs	-	24,340	-
Company sale transaction expenses	-	31,609	3,717
	132,352	169,716	36,618
Operating income (loss)	8,166	(77,828)	(21,258)

Other income (expense)
Interest expense	(42,465)	(33,113)	(275)
Other income (expense), net	12,413	1,921	294
Total other income (expense)	(30,052)	(31,192)	19

Income (loss) from continuing operations before income taxes	(21,886)	(109,020)	(21,239)
Provision (benefit) for income taxes	(10,882)	(30,416)	(6,831)
Income (loss) from continuing operations	(11,004)	(78,604)	(14,408)

Income (loss) from discontinued operations, net of tax	-	(1,489)	(2,508)

Net income (loss)	$(11,004)	$(80,093)	$(16,916)

See notes to unaudited condensed consolidated financial statements.

Aeroflex Incorporated
and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended	August 15, 2007	July 1, 2007
	December 31,	to December 31,	to August 14,
	2008	2007	2007
	Successor Entity	Successor Entity	Predecessor Entity
Cash flows from operating activities:
Net income (loss)	$(11,004)	$(80,093)	$(16,916)
Loss from discontinued operations, net of tax	-	1,489	2,508
Income (loss) from continuing operations	(11,004)	(78,604)	(14,408)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	43,651	39,889	3,662
Acquired in-process research and development costs	-	24,340	-
Acquisition related adjustment to cost of sales	-	33,317	-
Acquisition related adjustment to sales	176	1,659	-
Deferred income taxes	(18,808)	(3,262)	5,284
Non - cash share based compensation	977	2,146	214
Amortization of deferred financing costs	2,399	1,236	217
Paid in kind interest	7,889	3,956	-
Excess tax benefits from share based compensation arrangements	-	-	(12,542)
Other, net	(80)	434	(24)
Change in operating assets and liabilities, net of effects from purchases of businesses:
Decrease (increase) in accounts receivable	12,687	(34,164)	47,889
Decrease (increase) in inventories	(4,698)	11,982	(12,885)
Decrease (increase) in prepaid expenses and other assets	1,224	30,741	(26,899)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	7,247	(68,007)	21,246

Net cash provided by (used in) continuing operations	41,660	(34,337)	11,754
Net cash provided by (used in) discontinued operations	-	(2,029)	(461)
Net cash provided by (used in) operating activities	41,660	(36,366)	11,293

Cash flows from investing activities:
Acquisition of Predecessor Entity, net of cash acquired	-	(1,118,293)	-
Payments for purchase of business, net of cash acquired	-	1,522	-
Capital expenditures	(8,353)	(5,211)	(1,088)
Proceeds from the sale of property, plant and equipment	866	24	-
Purchase of marketable securities	-	(547,178)	(53,828)
Proceeds from sale of marketable securities	-	512,558	63,328
Other	(12)	-	-

Net cash provided by (used in) investing activities by continuing operations	(7,499)	(1,156,578)	8,412
Net cash provided by (used in) discontinued operations	-	(12)	(6)
Net cash provided by (used in) investing activities	(7,499)	(1,156,590)	8,406

Cash flows from financing activities:
Proceeds from issuance of common stock	-	378,350	-
Borrowings under debt agreements	-	870,000	-
Debt repayments	(4,129)	(3,134)	(29)
Debt financing costs	(340)	(27,315)	(477)
Excess tax benefits from share based compensation arrangements	-	-	12,542
Proceeds from the exercise of stock options and warrants	-	-	583
Amounts paid for withholding taxes on stock option exercises	-	(14,142)	(56)
Withholding taxes collected for stock option exercises	-	14,142	56
Net cash provided by (used in) financing activities	(4,469)	1,217,901	12,619
Effect of exchange rate changes on cash and cash equivalents	(10,177)	317	178

Net increase in cash and cash equivalents	19,515	25,262	32,496
Cash and cash equivalents at beginning of period	54,149	-	13,000
Cash and cash equivalents at end of period	$73,664	$25,262	$45,496

See notes to unaudited condensed consolidated financial statements.

AEROFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.           Basis of Presentation

The condensed consolidated financial statements of Aeroflex Incorporated and Subsidiaries (the “Company”, “we”, or “our’’) presented herein are unaudited.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly our financial position, results of operations and cash flows as of and for all periods presented have been made.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been omitted.  These condensed consolidated financial statements should be read in conjunction with the Company’s June 30, 2008 audited financial statements and notes thereto.

Results of operations for the three and six months ended December 31, 2008 are not necessarily indicative of results of operations for future interim periods or for the full fiscal year ending June 30, 2009.

The Company and its Sale
We design, engineer and manufacture microelectronics and test solution and measurement equipment that are sold primarily to the broadband communications, aerospace and defense markets. Our fiscal year ends on June 30.

On August 15, 2007, the Company was acquired by affiliates of or funds managed by The Veritas Capital Fund Ill, L.P. (“Veritas”), Golden Gate Private Equity, Inc. (“Golden Gate”) and GS Direct, L.L.C. (“GS Direct”) and certain members of management (“the Merger”) (see Note 3).

Presentation and Use of Estimates

Our financial statements are prepared in conformity with U.S. GAAP. We consolidate our subsidiaries, all of which, except for Test Evolution Corporation (see Note 4), are wholly owned. All significant intercompany balances and transactions have been eliminated.

The condensed consolidated financial statements presented as of December 31, 2008 and June 30, 2008, and for the three months ended December 31, 2008 and 2007, the six months ended December 31, 2008 and the period from August 15, 2007 to December 31, 2007 represent the Company subsequent to the Merger (the “Successor” or “Successor Entity”), whereas the condensed consolidated financial statements for the period from July 1, 2007 to August 14, 2007 represent the Company prior to the Merger (the “Predecessor” or “Predecessor Entity”). The purchase method of accounting was applied effective August 15, 2007 in connection with the Merger. Therefore, our condensed consolidated financial statements for periods before August 15, 2007 are presented on a different basis than those for the periods after August 14, 2007 and, as such, are not comparable.

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires that management of the Company make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the more significant estimates included in our consolidated financial statements are revenue and cost recognition under long-term contracts; the valuation of accounts receivable, inventories, investments and deferred tax assets; the depreciable lives of fixed assets and useful lives of amortizable intangible assets; the valuation of assets acquired and liabilities assumed in business combinations; the recoverability of long-lived amortizable intangible assets and goodwill, as well as net assets of discontinued operations; share-based compensation; restructuring charges; asset retirement obligations and certain accrued expenses and contingencies.

We are subject to uncertainties such as the impact of future events, economic, environmental and political factors, and changes in the business climate; therefore, actual results may differ from those estimates. When no estimate in a given range is deemed to be better than any other when estimating contingent liabilities, the low end of the range is accrued. The accounting estimates used in the preparation of our consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Changes in estimates are made when circumstances warrant them. Such changes and refinements in estimation methodologies are reflected in reported results of operations. If material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements.

Cash and Cash Equivalents
All highly liquid investments having maturities of three months or less at the date of acquisition are considered to be cash equivalents.

Marketable Securities
Marketable securities are classified as available-for-sale and are recorded at fair value with unrealized gains and losses reported as a separate component of stockholder’s equity. Realized gains and losses and declines in market value judged to be other than temporary, of which there were none, are included in other income (expense). Interest income is also included in other income.

At December 31, 2008, our marketable securities consisted primarily of $17.8 million of auction rate securities, which is net of a $2.2 million valuation allowance. Auction rate securities represent long-term (generally maturities of ten years to thirty-five years from the date of issuance) variable rate bonds tied to short-term interest rates that are reset through an auction process, which occurs every seven to thirty-five days, and are classified as available for sale securities. All but one (with the one security having a carrying value of $1.7 million and a AA rating) of our auction rate securities retain a triple-A rating by at least one nationally recognized statistical rating organization. In addition, certain of our auction rate securities are backed by student loans whose principal and interest are federally guaranteed by the Family Federal Education Loan Program. Through December 31, 2008, we have collected all interest payments on all our auction rate securities when due, and since early February 2008 (when auctions began to fail) have redeemed $26.5 million of auction rate securities at par.

At December 31, 2008, the par value of our auction rate securities was $20.0 million; however we have concluded that the fair value of our auction rate securities as of that date was $17.8 million.  Since many auctions are failing and given that there is currently no active secondary market for our investment in auction rate securities, the determination of fair value was based on the following factors:

•	continuing illiquidity;
•	lack of action by the issuers to establish different forms of financing to replace or redeem these securities; and
•	the credit quality of the underlying securities.

If fair values were to continue to be below cost for a prolonged period of time, we would consider various factors in determining whether to recognize an other than temporary impairment charge, including the length of time and the extent to which the fair value has been below the cost basis, the current financial condition of the issuer and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

Auction rate securities are classified as non-current assets in the accompanying December 31, 2008 and June 30, 2008 consolidated balance sheets.

Inventories
Inventories, including amounts related to long-term contracts accounted for under percentage-of-completion accounting, are stated at the lower of cost (first-in, first-out) or market.

Financial Instruments and Derivatives
Foreign currency contracts are used in certain circumstances to protect us from fluctuations in exchange rates. We enter into foreign currency contracts, which are not designated as hedges. Thus the change in fair value is included in income as it occurs, within other income (expense). As of December 31, 2008, we had $8.1 million of notional value foreign currency forward contracts maturing through March 2009. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts. The fair value of these contracts was a $792,000 liability at December 31, 2008 and a $13,000 asset at June 30, 2008.

Our interest rate swap derivatives are designated as cash flow hedges. As such, they are recorded on the balance sheet as assets or liabilities at their fair value, with changes in the fair value of such derivatives, net of taxes, recorded as a component of other comprehensive income. The fair value of the interest rate swap derivatives as of December 31, 2008 was a liability of $18.2 million ($11.5 million, net of taxes) and as of June 30, 2008 was an asset of $2.2 million ($1.4 million, net of taxes).

Revenue Recognition
We recognize revenue when persuasive evidence of an arrangement exists, the selling price is fixed or determinable, and collectibility of the resulting receivable is reasonably assured.

For arrangements other than certain long-term contracts, revenue (including shipping and handling fees) is recognized when products are shipped and title has passed to the customer. If title does not pass until the product reaches the customer’s delivery site, recognition of the revenue is deferred until that time. Certain of our sales are to distributors which have a right to return some portion of product within up to eighteen months of sale. We recognize revenue on these sales at the time of shipment to the distributor as the returns under these arrangements have been insignificant and can be reasonably estimated. A provision for such estimated returns is recorded at the time sales are recognized.

Long-term contracts are accounted for in accordance with SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”  We determine estimated contract profit rates and use the percentage-of-completion method to recognize revenues and associated costs as work progresses on certain long-term contracts. We measure the extent of progress toward completion generally based upon one of the following methods (based upon an assessment of which method most closely aligns to the underlying earnings process), (i) the units-of-delivery method, (ii) the cost-to-cost method, using the ratio of contract costs incurred as a percentage of total estimated costs at contract completion (based upon engineering and production estimates), or (iii) the achievement of contractual milestones. Provisions for anticipated losses or revisions in estimated profits on contracts-in-process are recorded in the period in which such anticipated losses or revisions become evident.

Revenue from sales of products where software is other than incidental to their performance, including related software support and maintenance contracts is recognized in accordance with SOP 97-2, “Software Revenue Recognition.” Accordingly, revenue for software is recognized when the software is delivered, if all of the above criteria for revenue recognition are met.

When a customer purchases software together with post contract support, we allocate a portion of the fee to the post contract support for its fair value based on the contractual renewal rate or the amount the support is sold for on a standalone basis. Post contract support fees are deferred in Advance Payments by Customers and Deferred Revenue, and recognized as revenue ratably over the term of the related contract.

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

Long-Lived Assets
We test goodwill annually for impairment and whenever events or circumstances indicate impairment might have occurred. We evaluate the recoverability of goodwill using a two-step impairment test approach at the reporting unit level. In the first step, which is used to identify potential impairments, the overall fair value for the reporting unit is compared to its carrying amount including goodwill. If the fair value of a reporting unit is less than the carrying amount, a second step is performed which compares the implied fair value of the reporting unit’s goodwill to the carrying amount of the goodwill. The implied fair value for the goodwill is determined based on the difference between the fair value of the reporting unit and the fair value of its net identifiable assets. If the implied fair value of the goodwill is less than its carrying amount, the difference is recognized as an impairment.

Our amortizable intangible assets, which are comprised primarily of developed technology and customer related intangibles, are subject to amortization over periods ranging up to 11 years, on a straight-line basis. Property, plant and equipment are stated at cost. Depreciation of plant and equipment is provided over the estimated useful lives of the respective assets, principally on a straight-line basis. Leasehold improvements are amortized over the life of the lease, including anticipated renewals, or the estimated life of the asset, whichever is shorter.

We periodically review our depreciable and amortizable long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.

Research and Development Costs
We charge all research and development costs to expense as incurred, except those of our software products for which costs incurred between the date of product technological feasibility and the date that the software is available for general release are capitalized. We use a working model of the software or a detailed program design to assess technological feasibility. There were no software development costs capitalized for the three months ended December 31, 2008 and 2007 and the periods from August 15, 2007 to December 31, 2007 and July 1, 2007 to August 14, 2007. Approximately $209,000 of software development costs were capitalized during the six months ended December 31, 2008.  Capitalized software development costs are amortized to cost of sales based on the higher of a) the percentage of revenue for units delivered to total anticipated revenue for the related product or b) on a straight-line basis.  Capitalized software development costs of $445,000 and $1.2 million were included in Other Assets at December 31, 2008 and June 30, 2008, respectively.

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

Foreign Currency Translations
The financial statements of our foreign subsidiaries are measured in their local currency and then translated into U.S. dollars using the current rate method. Under the current rate method, assets and liabilities are translated using the exchange rate at the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing throughout the year.

Gains and losses resulting from the translation of financial statements of foreign subsidiaries are accumulated in other comprehensive income (loss) and presented as part of stockholder’s equity. Realized and unrealized foreign currency exchange gains (losses) from the settlement of foreign currency transactions are reflected in other income (expense) and amounted to $8.8 million and $1.4 million for the three months ended December 31, 2008 and 2007, respectively, and $11.2 million, $1.0 million and $193,000 for the six months ended December 31, 2008 and the periods from August 15, 2007 to December 31, 2007 and July 1, 2007 to August 14, 2007, respectively.

Comprehensive Income
Comprehensive income consists of net income (loss) and equity adjustments relating to foreign currency translation, changes in fair value of certain derivatives and non-current marketable securities and adjustments to the minimum pension liability.

Recently Adopted Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements,” to clarify the definition of fair value, establish a framework for measuring fair value and expand the disclosures on fair value measurements.  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).  SFAS 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13.”  This FSP amends SFAS 157 to exclude certain leasing transactions accounted for under previously existing accounting guidance.  However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination, regardless of whether those assets and liabilities are related to leases.

In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date for FASB Statement No. 157.”  This FSP permits the delayed application of SFAS 157 for nonfinancial assets and nonfinancial liabilities, as defined in this FSP, except for those that are recognized or disclosed at fair value in the financial statements at least annually, until the beginning of our fiscal 2010.  As of July 1, 2008, we adopted SFAS 157 (see Note 8), with the exception of its application to nonfinancial assets and nonfinancial liabilities, which we will defer in accordance with FSP No. FAS 157-2.  We are currently evaluating the impact on our consolidated financial statements of adopting SFAS 157 at the beginning of fiscal 2010 for such nonfinancial assets and nonfinancial liabilities.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  The FSP was effective upon issuance, including prior periods for which financial statements were not issued.  Revisions resulting from a change in the valuation technique or its application will be accounted for as a change in accounting estimate following the guidance in SFAS 154, “Accounting Changes and Error Corrections.”  However, the disclosure provisions in SFAS 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application.  We adopted SFAS 157 and FSP FAS 157-3 beginning in our fiscal 2009 first quarter (see Note 8).  As of December 31, 2008, we have a $2.2 million valuation allowance against the value of our auction rate securities.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value.  An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred.  SFAS 159 became effective for us as of July 1, 2008.  As we did not elect the fair value option for our financial instruments (other than those already measured at fair value in accordance with SFAS No. 157), the adoption of this standard did not have an impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2007, the FASB issued SFAS 141(R), “Business Combinations.” SFAS 141(R) replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for us for acquisitions consummated on or after July 1, 2009.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51.” SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact, if any, the provisions of SFAS 160 will have on our consolidated financial statements.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.”  SFAS 161 requires qualitative disclosures about a company’s objectives and strategies for using derivative instruments, quantitative disclosures of the fair values and gains and losses of these derivative instruments in a tabular format, as well as more information about liquidity by requiring disclosure of a derivative contract’s credit-risk-related contingent features.  SFAS 161 also requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. We are currently evaluating the disclosure requirements of SFAS 161. As this is a disclosure-only standard, there will be no impact on our consolidated financial statements as a result of its adoption. SFAS 161 becomes effective for our March 2009 interim consolidated financial statements.

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets.”  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.” This FSP also adds certain disclosures to those already prescribed in SFAS 142.  FSP 142-3 becomes effective for the annual and interim periods within the year, beginning in our fiscal 2010. The guidance for determining useful lives must be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements must be applied prospectively to all intangible assets recognized as of the effective date.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions in this FSP.  Early application of this FSP is prohibited.  We have not issued any share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents.

In November 2008, the FASB ratified the consensus reached on EITF Issue No. 08-6, “Accounting for Equity Method Investment Considerations.”  EITF No. 08-6 addresses questions about the potential effect of SFAS No. 141(R) and SFAS No. 160 on equity-method accounting.  The primary issues include how the initial carrying value of an equity method investment should be determined, how to account for any subsequent purchases and sales of additional ownership interests, and whether the investor must separately assess its underlying share of the investee’s indefinite-lived intangible assets for impairment.  The effective date of EITF No. 08-6 coincides with that of SFAS No. 141(R) and SFAS No. 160 and is to be applied on a prospective basis beginning in the Company’s fiscal 2010.  Early adoption is not permitted for entities that previously adopted an alternate accounting policy.

2.     Discontinued Operations

As a result of continued operating losses, in June 2007 our then board of directors approved a formal plan to divest our radar business (“Radar”) and to seek a strategic buyer. This business had previously been included in the Test Solutions segment.  As a result of this decision, the operating results of Radar, net of taxes, had been classified in the consolidated statements of operations as discontinued operations for all periods presented. We recorded a loss on disposal of $3.7 million ($2.4 million, net of tax) in the predecessor period July 1, 2007 to August 14, 2007, to reflect the net assets of Radar at their net realizable value based on the May 15, 2008 sale of the business for $750,000. The sale agreement provided for additional contingent consideration, which is not included in the calculation of the loss on disposal as realization is not probable.

Net sales and income (loss) from discontinued operations (including impairment charges), which were solely related to Radar, were as follows:

	Three Months	August 15, 2007	July 1, 2007
	Ended	to	to
	December 31,	December 31,	August 14,
	2007	2007	2007
	(In thousands)

Net sales	$372	$578	$120
Income (loss) from discontinued
operations before income taxes	$(647)	$(1,831)	$(3,861)
Income tax (benefit)	(120)	(342)	(1,353)
Income (loss) from discontinued
operations	$(527)	$(1,489)	$(2,508)

In March 2005, we sold the net assets of our shock and vibration control device manufacturing business (“VMC”).  Under the terms of the sale agreements, we retained certain liabilities relating to adverse environmental conditions that existed at the premises occupied by VMC as of the date of sale.  We recorded a liability for the estimated remediation costs related to adverse environmental conditions that existed at the VMC premises when it was sold.  The accrued environmental liability at December 31, 2008 is $1.1 million, of which $322,000 is expected to be paid within one year.

3.         Company Sale Transaction

The Merger on August 15, 2007 was funded by a $378.4 million equity investment by Veritas, Golden Gate, GS Direct and certain members of our management and the majority of the proceeds from term loans aggregating $525 million and two exchangeable unsecured credit facilities totaling $345 million.  An advisory agreement with the non-management equity investors or their designated affiliates requires us to pay advisory services fees of $2.3 million for fiscal 2009.  Refer to Note 3 to our June 30, 2008 annual financial statements for complete details of our Merger and the Terminated Merger.

In connection with the Merger and Terminated Merger, for the periods from August 15, 2007 to December 31, 2007 and July 1, 2007 to August 14, 2007, we incurred Company sale transaction and related expenses that we expensed as incurred of $31.6 million and $3.7 million, respectively, consisting primarily of merger-related severance and other change of control related payments, a merger termination fee and the related lawsuit settlement charge and legal and other professional fees (“Company Sale Transaction expenses”).

The Merger constituted a change in control of the Company. In accordance with GAAP, the Company recorded its assets and liabilities at fair value as of the date of the Merger, whereby the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Independent third-party appraisers were engaged to assist management and perform valuations of certain of the tangible and intangible assets acquired.

We allocated the purchase price, including the acquisition costs of approximately $22.9 million, based on the estimated fair value of the assets acquired and liabilities assumed as follows:

(In thousands)
Current assets (excluding cash of $45.5 million)	$335,252
Property, plant and equipment	111,804
Other assets	16,537
Developed technology	195,500
Customer related intangible assets	211,582
Other acquired intangible assets	6,290
Intangible assets with indefinite lives (tradenames)	122,870
Goodwill	452,756
In-process research and development	24,340
Total assets acquired	1,476,931
Current liabilities	(137,751)
Long-term liabilities	(220,887)
Total liabilities assumed	(358,638)
Net assets acquired	$1,118,293

At the acquisition date, the acquired in-process research and development (IPR&D) was not considered to have reached technological feasibility and had no alternative future uses. Therefore, the fair value of the IPR&D of $24.3 million was expensed at the time of the acquisition in operating costs. The allocation to in-process research and development represents the estimated fair value of such incomplete research and development, at the acquisition date, based on future cash flows.  As of the acquisition date, cash flows from these projects were expected to commence in fiscal year 2009. In determining the fair values of IPR&D, risk adjusted discount rates that ranged from 17% to 25% were applied to the projects’ cash flows, which have taken into account the respective projects’ completion percentage.

The unaudited pro forma results of operations presented below for the period from July 1, 2007 to August 14, 2007 are presented as though the Merger had occurred on July 1, 2006, after giving effect to purchase accounting adjustments relating to depreciation and amortization of the revalued assets, interest expense associated with the new credit facilities and other acquisition-related adjustments in connection with the Merger. The pro forma results of operations are not necessarily indicative of the combined results that would have occurred had the Merger been consummated at July 1, 2006, nor are they necessarily indicative of future operating results.

Period from
July 1, 2007 to
August 14, 2007
Predecessor
(In thousands)

Net sales	$38,178
Net income (loss)	$(27,554)

In connection with the consummation of the Merger, we entered into amended employment agreements with all participants, excluding one retired participant, in our unfunded Supplemental Executive Retirement Plan (“the “SERP”) that provided for specified payments, plus, for certain participants, 6% interest per annum from August 15, 2007, in full satisfaction of the benefits payable under the SERP.  In accordance with the terms of those agreements, we made a payment of $16.6 million in December 2008 and a final payment of $3.2 million in January 2009, which was included in accrued expenses at December 31, 2008.  The actuarially determined liability to the one remaining retired participant in the SERP, who will receive monthly payments through at least December 15, 2015, was $6.7 million at December 31, 2008, of which $628,000 and $6.1 million is included in accrued expenses and defined benefit plan obligations, respectively.

4.       Acquisition of Businesses and Intangible Assets

Test Evolution Corporation

On October 1, 2007, we purchased 40% of the outstanding stock of Test Evolution Corporation (“TEC”) for $4.0 million ($2.0 million at closing and $2.0 million paid in October 2008). TEC, located in Massachusetts, develops and manufactures digital, analog and RF semiconductor automated test equipment. We have determined that we have control of this company and have consolidated TEC’s assets and liabilities and results of operations, all of which were insignificant, into our financial statements commencing October 1, 2007. The non-controlling interest of 60% in each of the equity and operations of TEC are not material to our consolidated financial statements and have been included in other long-term liabilities and other income (expense), respectively.  TEC is included in our Test Solutions segment.

Gaisler Research AB

On June 30, 2008, we acquired the stock of Gaisler Research AB (“Gaisler”) for $12.7 million cash (net of $2.7 million cash acquired), plus up to another $15 million over the next three years provided specified EBITDA targets are achieved.  Located in Sweden, Gaisler provides integrated circuit software products and services to European space system suppliers, plus other U.S., Japanese and Russian space agencies. Gaisler is included in our Microelectronic Solutions segment.

We preliminarily allocated the purchase price, including acquisition costs of approximately $379,000, based on the estimated fair value of the assets acquired and liabilities assumed as follows:

(In thousands)
Current assets (excluding cash of $2.7 million)	$987
Property, plant and equipment	62
Developed technology	2,920
Customer related intangibles	1,650
Tradenames	508
Goodwill	8,424
In-process research and development	635
Total assets acquired	15,186
Current liabilities	(1,096)
Deferred taxes	(1,423)
Total liabilities assumed	(2,519)
Net assets acquired	$12,667

As of December 31, 2008, we were in the process of completing our assessment of the fair value of certain assets and liabilities as of the date of acquisition which is expected to be finalized upon the receipt and completion of additional information and analysis during fiscal 2009.

The customer related intangibles and developed technology are being amortized on a straight-line basis over a range of 1 to 7 years.

On a pro forma basis, had the Gaisler acquisition taken place as of the beginning of fiscal 2008, our results of operations would not have been materially affected.

Intangible Assets with Definite Lives
The components of amortizable intangible assets are as follows:

	December 31, 2008		June 30, 2008
	(In thousands)
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Developed technology	$188,760	$44,288	$198,420	$29,631
Customer related intangibles	207,266	56,685	213,232	42,433
Non-compete arrangements	6,290	1,591	6,290	1,012
Total	$402,316	$102,564	$417,942	$73,076

The aggregate amortization expense for amortizable intangible assets was $14.6 million and $20.9 million for the three months ended December 31, 2008 and 2007, respectively and $32.6 million, $31.4 million and $1.7 million for the six months ended December 31, 2008 and the periods August 15, 2007 to December 31, 2007 and July 1, 2007 to August 14, 2007, respectively.

The estimated aggregate amortization expense for each of the twelve-month periods ending December 31, is as follows:

(In thousands)

2009	$57,471
2010	56,676
2011	56,468
2012	54,060
2013	40,805

Goodwill

The carrying amount of goodwill is as follows:

	AMS	ATS	Total
	(In thousands)

Balance at June 30, 2007 (predecessor entity)	$51,321	$130,641	$181,962
Goodwill adjustment recorded in purchase accounting from allocation of purchase price (1)	243,456	27,373	270,829
Balance at August 15, 2007 (successor entity)	294,777	158,014	452,791
Acquisition of Test Evolution Corporation	-	1,868	1,868
Acquisition of Gaisler	8,261	-	8,261
Impact of foreign currency translation	(268)	(1,497)	(1,765)
Balance at June 30, 2008 (successor entity)	302,770	158,385	461,155
Final adjustment to goodwill recorded in purchase accounting	494	(529)	(35)
Adjustment to goodwill for acquisition of Gaisler	163	-	163
Impact of foreign currency translation	(2,141)	(10,377)	(12,518)
Balance at December 31, 2008 (successor entity)	$301,286	$147,479	$448,765

(1)	The predecessor entity goodwill has been written off in purchase accounting for the Merger.

5.       Restructuring Charges

In fiscal 2008, we initiated actions to restructure our U.K. business units by further consolidating our manufacturing, research and development and selling, general and administrative activities. In addition, we initiated a restructuring in our Whippany, New Jersey, component manufacturing facility to address a slowdown in sales of its integrated products line.  These actions resulted in the termination of approximately 151 employees, which resulted in restructuring costs, principally severance, for the periods from August 15, 2007 to December 31, 2007 and July 1, 2007 to August 14, 2007 of $1.0 million ($379,000 in cost of sales, $233,000 in selling, general and administrative costs and $433,000 in research and development costs) and $3.8 million ($1.6 million in selling, general and administrative costs and $2.2 million in research and development costs), respectively. Substantially all of the workforce reduction costs were paid prior to June 30, 2008.  In May 2008, we incurred other restructuring charges including $2.6 million of accrued contractual commitments under operating leases for two facilities in the U.K. that we exited, which will be paid through December 2010. In addition, approximately $485,000 of fixed asset impairment charges were recorded in selling, general and administrative costs in the fourth quarter of fiscal 2008 for the write-off of leasehold improvements in the abandoned facilities.

For the six months ended December 31, 2008, in connection with continued restructuring activities, primarily to reduce certain manufacturing operations, we incurred $2.2 million of severance costs for an additional 55 employees terminated in our U.K. business unit ($1.6 million in cost of sales, $356,000 in selling, general and administrative costs and $225,000 in research and development costs).

The following table sets forth the charges and payments related to the restructuring liability for the periods indicated:

	Balance				Balance
	June 30,				December 31,
	2008	Six Months Ended December 31, 2008			2008
				Effect of
	Restructuring			foreign	Restructuring
	Liability	Net Additions	Cash Payments	currency	Liability
		(In thousands)
Work force reduction	$12	$2,210	$(2,022)	$-	$200

Other	3,242	-	(478)	(809)	1,955

Total	$3,254	$2,210	$(2,500)	$(809)	$2,155

6.       Inventories

Inventories consist of the following:

	December 31,	June 30,
	2008	2008
	(In thousands)

Raw materials	$59,342	$64,533
Work in process	45,179	41,056
Finished goods	23,251	29,302
	$127,772	$134,891

7.       Product Warranty

We warrant our products against defects in design, materials and workmanship, generally for one year from their date of shipment. A provision for estimated future costs relating to these warranties is recorded when the related revenue is recognized and is included in cost of sales. Quarterly we analyze our warranty liability for reasonableness based on a 15-month history of warranty costs incurred, the nature of the products shipped subject to warranty and anticipated warranty trends.

Activity related to our product warranty liability, which is reflected in accrued expenses and other current liabilities in the accompanying consolidated balance sheets, was as follows:

	Six Months	August 15, 2007	July 1, 2007
	Ended	to	to
	December 31,	December 31,	August 14,
	2008	2007	2007
	(In thousands)

Balance at beginning of period	$2,944	$3,002	$2,929
Provision for warranty obligations	1,256	1,320	469
Cost of warranty obligations	(1,446)	(1,306)	(394)
Foreign currency impact	(244)	4	(2)
Balance at end of period	$2,510	$3,020	$3,002

8.     Fair Value Measurements

We adopted the provisions of SFAS 157 for financial assets and liabilities as of July 1, 2008 and, as of December 31, 2008, have recorded a $2.2 million valuation allowance against the cost of our auction rate securities.  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability, in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants at the measurement date.  SFAS 157 also establishes a fair value hierarchy which requires the entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

SFAS 157 describes three levels of inputs that may be used to measure fair value:

Level 1:	Inputs based on quoted market prices for identical assets or liabilities in active markets at the measurement date.
Level 2:
Observable inputs other than quoted prices included in Level 1, such as quoted  prices for similar assets and liabilities in active markets; quoted prices for  identical or similar assets and liabilities in markets that are not active; or other  inputs that are observable or can be corroborated by observable market data.

Level 3:
Inputs reflect management’s best estimate of what market participants would  use in pricing the asset or liability at the measurement date.  The inputs are  unobservable in the market and significant to the instruments valuation.

The following table presents for each hierarchy level, financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Assets:
Non-current marketable securities	$-	$-	$17,750	$17,750
Liabilities:
Foreign currency forward contracts	$-	$792	$-	$792
Interest rate swap contracts	-	18,197	-	18,197
Total Liabilities	$-	$18,989	$-	$18,989

The following table presents the changes in the carrying value of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS No. 157 for the six months ended December 31, 2008:

Fair Value Measurements
Using Significant
Unobservable Inputs
(Level 3)
Auction
Rate
Securities
(In thousands)

Balance at June 30, 2008	$-
Transfers to Level 3	19,953
Total unrealized losses in accumulated other comprehensive income (loss)	(2,203)
Balance at December 31, 2008	$17,750

Non-Current Marketable Securities – Non-current marketable securities primarily consist of auction rate securities that currently have no active market from which we could obtain pricing.  Since we adopted SFAS 157 on July 1, 2008, auction rate securities have been classified as Level 3 as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities.  Since February 2008, when auctions for these securities began to fail, we have redeemed $26.5 million of auction rate securities at par. To date, we have collected all interest payments on all our auction rate securities when due. Furthermore, we have the intent and are able to hold these securities until the credit markets recover, or until maturity, if necessary.   However, based on a discounted cash flow analysis, which considered, among other items, the collateral underlying the securities, the credit worthiness of the issuer, the timing of future cash flows and liquidity risks, we have recorded a $2.2 million valuation allowance against the auction rate securities.

Foreign Currency Forward Contracts – The fair value of our foreign currency forward contracts were valued using a pricing model with all significant inputs based on observable market data such as measurement date spot and forward rates.

Interest Rate Swap Contracts – The fair value of our outstanding interest rate swap contracts were based on valuations received from the counterparties and corroborated by measurement date equivalent swap rates.

9.       Long Term Debt and Credit Agreements

On August 7, 2008, our 11.75% exchangeable senior unsecured loan in the amount of $225 million with an ultimate maturity on February 15, 2015 was refinanced with an unsecured senior note with the same interest rate and maturity date.  We may prepay the senior notes commencing August 15, 2011 at 105.875% of the principal amount prepaid, which decreases to 102.938% on August 15, 2012 and to 100% on or after August 15, 2013.  In addition, we may redeem up to 35% of the original aggregate principal balance of the senior notes, at any time prior to August 15, 2010, with the net proceeds of certain equity offerings at 111.75% of the principal amount redeemed.  On January 21, 2009, the SEC declared effective the Company’s exchange offer registration statement under which the unregistered unsecured senior notes may be exchanged for publicly registered 11.75% unsecured senior notes due February 15, 2015 with substantially identical terms as the exchanged notes.

As of December 31, 2008, we are in compliance with all of the covenants contained in our loan agreements.

In connection with our credit facilities, we capitalized deferred financing costs of $340,000, $27.3 million and $477,000 for the six months ended December 31, 2008 and the periods August 15, 2007 to December 31, 2007 and July 1, 2007 to August 14, 2007, respectively, primarily consisting of facility, legal and advisory fees.  We are amortizing these costs over the terms of the related facilities.  For the three months ended December 31, 2008 and 2007 we amortized $1.2 million and $969,000, respectively, to interest expense.  For the six months ended December 31, 2008 and the periods August 15, 2007 to December 31, 2007 and July 1, 2007 to August 14, 2007, we amortized $2.4 million, $1.2 million and $217,000, respectively, to interest expense.

Interest paid was $21.1 million for the six months ended December 31, 2008, $19.0 million for the period August 15, 2007 to December 31, 2007, and $57,000 for the period July 1, 2007 to August 14, 2007.

The fair value of our debt instruments are summarized as follows:

	December 31, 2008
	Carrying	Estimated
	Amount	Fair Value
	(In thousands)

Senior secured B-1 term loan	$393,857	$248,130
Senior secured B-2 term loan	123,080	81,233
Exchangeable senior unsecured loan	225,000	157,500
Senior subordinated unsecured term loan	139,229	90,499
Other	1,405	1,405
Total debt	$882,571	$578,767

The carrying value of debt of $878.8 million as of June 30, 2008 had a fair value of $804.2 million.

The estimated fair values of each of our debt instruments are based on quoted market prices for the same or similar issues. Fair value estimates related to our debt instruments are made at a specific point in time based on relevant market information.  These estimates are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

10.     Stockholder’s Equity

Share Based Compensation

Stock Options

All of our Predecessor Entity stock option plans were terminated on August 15, 2007. The Merger agreement provided that all stock options were cancelled and converted into the right to receive a cash payment equal to the number of shares of our common stock underlying the options multiplied by that amount, if any, by which $14.50 exceeded the exercise price, without interest and less any withholding taxes.  On August 15, 2007 we paid $43.9 million to option holders to cancel all options outstanding in connection with the Merger.

Member Interests

On August 15, 2007 certain members of our management were granted Class B member interests in a limited liability company (parent LLC) that is the ultimate parent of the Company, and which owns all of the common stock of the Parent. The parent LLC is a holding company with no operations or employees of its own. The parent LLC has two classes of membership interests, Class A and Class B. Our non-management equity investors, or their affiliates, and Company employees that made equity investments to partially fund the Merger are Class A members and Class B members consist of Company employees. Pursuant to the terms of the limited liability company operating agreement governing the parent LLC, the holders of Class B member interests are entitled to receive a percentage of all distributions, if any, made by the parent LLC after (x) the holders of the Class A members in the parent LLC have received a return of their invested capital, plus a 12% per annum internal rate of return (compounded annually) on their invested capital and (y) certain members of our management that received Class A interests for their capital contributions have received a special distribution in the aggregate amount of $3.2 million, together with a 12% per annum internal rate of return (compounded annually). The Class B member interests are non-transferable and vest ratably over five years, with any unvested interests reverting to the holders of Class A interests in the event they are forfeited or repurchased.

Compensation expense attributable to share based compensation was $489,000 ($308,000 after tax) for both the three months ended December 31, 2008 and 2007, $977,000 ($616,000 after tax) for the six months ended December 31, 2008, $2.1 million ($1.4 million after tax) for the period August 15, 2007 to December 31, 2007 and $214,000 ($135,000 after tax) for the period July 1, 2007 to August 14, 2007.

A summary of the changes to outstanding stock options from July 1, 2007 to August 15, 2007 is presented below:

		Weighted
		Average
		Exercise
	Shares	Price
	(In thousands)

Outstanding at June 30, 2007	13,003	$12.37
Granted	-	-
Forfeited	(27)	19.30
Expired	-	-
Exercised	(51)	11.39
Cancelled	(3,825)	18.74
Paid out on Merger	(9,100)	9.68
Outstanding at August 15, 2007	-

Cash received from stock option exercises was $583,000 for the period July 1, 2007 to August 14, 2007.  The tax benefit received from stock option exercises was $16.1 million for the period August 15, 2007 to December 31, 2007 and $41,000 for the period July 1, 2007 to August 14, 2007.

11.     Comprehensive Income

The components of comprehensive income (loss) are as follows:

	Three Months	Three Months	Six Months	August 15, 2007	July 1, 2007
	Ended	Ended	Ended	to	to
	December 31,	December 31,	December 31,	December 31,	August 14,
	2008	2007	2008	2007	2007
	(In thousands)

Net income (loss)	$(4,107)	$(29,595)	$(11,004)	$(80,093)	$(16,916)
Unrealized gain (loss) on interest rate swap agreements, net of tax provision (benefit) of ($6.5 million), ($1.4 million), ($7.6 million), ($1.4 million) and $0	(11,045)	(2,460)	(12,875)	(2,460)	-
Valuation allowance against non-current marketable securities	(1,448)	-	(2,203)	-	-
Foreign currency translation adjustment	(34,199)	(4,924)	(55,981)	(608)	(497)
Total comprehensive income (loss)	$(50,799)	$(36,979)	$(82,063)	$(83,161)	$(17,413)

Accumulated other comprehensive income (loss) is as follows:

	Unrealized
	Gain (Loss)	Valuation	Minimum
	on Interest	Allowance Against	Pension	Foreign
	Rate Swap	Non-Current	Liability	Currency
	Agreements	Marketable	Adjustment	Translation	Total
	(net of tax)	Securities	(net of tax)	Adjustment	(net of tax)
	(In thousands)

Balance, June 30, 2008	$1,411	$-	$(6)	$(998)	$407
Six months' activity	(12,875)	(2,203)	-	(55,981)	(71,059)
Balance, December 31, 2008	$(11,464)	$(2,203)	$(6)	$(56,979)	$(70,652)

The foreign currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.  The valuation allowance for non-current marketable securities is not adjusted for income taxes as it would create a capital loss carryforward upon realization for which we would record a valuation allowance against the related deferred tax asset.

12.     Legal Matters

During the quarter ended March 31, 2007, we became aware that certain RadHard bidirectional multipurpose transceivers sold by us since 1999 may have been subject to the licensing jurisdiction of the U.S. Department of State in accordance with the International Traffic in Arms Regulations (“ITAR”). Accordingly, we filed a Voluntary Disclosure with the Directorate of Defense Trade Controls, Department of State, describing the details of the possible inadvertent misclassification. Simultaneously, we filed a Commodity Jurisdiction request providing detailed information and data supporting our contention that the product is not subject to ITAR and requesting a determination that such product is not ITAR controlled. By letter dated November 15, 2007, we were informed that the U.S. Department of State had determined in response to our Commodity Jurisdiction request, that the product is subject to the licensing jurisdiction of the U.S. Department of State in accordance with ITAR. We requested reconsideration of this determination. On February 7, 2008, we filed an addendum to the above referenced Voluntary Disclosure advising the Directorate of Defense Trade Controls that other products sold by us similar in nature to the transceiver described above may also be subject to the ITAR. The Directorate of Defense Trade Controls agreed to extend our time to file such addendum to the Voluntary Disclosure until a decision was rendered with respect to our request for reconsideration of the determination in connection with the above-referenced Commodity Jurisdiction request. On August 5, 2008, we received a letter from the Office of Defense Trade Controls Compliance (“DTCC”) requesting that we provide documentation and/or information relating to our compliance initiatives after November 15, 2007 as well as the results of any product reviews conducted by us, and indicating that a civil penalty against us could be warranted in connection with this matter following the review of such materials. We have provided all of the materials and documentation requested by the DTCC.  Our request for reconsideration was denied by the Directorate of Defense Trade Controls on August 19, 2008 which determined that the product is subject to the licensing jurisdiction of the Department of State in accordance with ITAR. Accordingly, on September 18, 2008, we filed an addendum to our Voluntary Disclosure identifying other products that may have been subject to the licensing jurisdiction of the U.S. Department of State in accordance with the ITAR but were inadvertently misclassified.  At this time it is not possible to determine whether any fines or other penalties will be asserted against us, or the materiality of any outcome.

During May 2008, we became further aware that a certain product sold by our KDI subsidiary may have inadvertently been misclassified as not ITAR controlled. On August 5, 2008, we filed a Voluntary Disclosure with the Directorate of Defense Trade Controls, Department of State, describing the inadvertent misclassification of this product.  At this time it is not possible to determine whether any fines or other penalties will be asserted against us with respect to the foregoing matters, or the materiality of any outcome.

During November 2008, we became aware that our Hauppauge facility had shipped two ITAR controlled products to a foreign customer, but inadvertently had noted on the requisite paperwork that only one ITAR controlled product was included in the shipment.  We intend to file a voluntary disclosure with the Directorate of Defense Trade Controls, U.S. Department of State, informing them of this mistake.  At this time it is not possible to determine whether any fines or other penalties will be asserted against us, or the materiality of any outcome.

During January 2009, we became aware that a certain product sold by our Powell subsidiary, for which an ITAR marketing license had been properly issued by the U.S. Department of State, mistakenly was taken out of the country by an employee without first obtaining the required U.S. Customs signature upon departure.   We intend to file a voluntary disclosure shortly advising the U.S. Department of State of this mistake. At this time it is not possible to determine whether any fines or other penalties will be asserted against us, or the materiality of any outcome.

An amended class action complaint was filed against us and the Predecessor Entity’s board of directors on June 20, 2007 in the Supreme Court of the State of New York, Nassau County. The complaint alleges that the board breached its fiduciary duties to our stockholders (i) by issuing a preliminary proxy statement on June 5, 2007 that was issued in connection with seeking stockholder approval of the Merger and (ii) in approving certain amendments, that were allegedly beyond the scope of our corporate powers, to our SERP and the employment agreements of defendants Harvey R. Blau, our then Chairman and Chief Executive Officer, and Leonard Borow, our then President and Chief Operating Officer and currently, the Successor Entity’s President and Chief Executive Officer. We are currently in settlement discussions with the plaintiffs and have accrued an insignificant liability for the settlement.

We are also involved in various other claims and legal actions that arise in the ordinary course of business. We do not believe that the ultimate resolution of any of these actions will have a material adverse effect on our financial position, results of operations, liquidity or capital resources.

13.     Business Segments

Our business segments and major products included in each segment, are as follows:

Microelectronic Solutions (“AMS”)

•	Microelectronic Components, Sub-assemblies and Modules
•	Integrated Circuits
•	Motion Control Systems

Test Solutions (“ATS”)

•	Instrument Products and Test Systems

We are a manufacturer of advanced technology systems and components for commercial industry, government and defense contractors. Approximately 36% of our sales for the six months ended December 31, 2008, 29% of our sales for the period August 15, 2007 to December 31, 2007 and 21% for the period July 1, 2007 to August 14, 2007 were to agencies of the United States government or to prime defense contractors or subcontractors of the United States government. No one customer constituted more than 10% of sales during any of the periods presented. Inter-segment sales were not material and have been eliminated from the tables below.

The majority of our operations are located in the United States; however, we also have operations in Europe and Asia, with our most significant international operations in the U.K.  Net sales from facilities located in the U.K. were approximately $33.4 million and $49.1 million for the three months ended December 31, 2008 and 2007, respectively, and $67.8 million, $76.8 million and $11.7 million for the six months ended December 31, 2008 and the periods August 15, 2007 to December 31, 2007 and July 1, 2007 to August 14, 2007, respectively. Total assets of the U.K.     operations were $178.3 million and $237.5 million as of December 31, 2008 and June 30, 2008, respectively.

Net sales, based on the customers’ locations, attributed to the United States and other regions are as follows:

	Three Months	Three Months	Six Months	August 15, 2007	July 1, 2007
	Ended	Ended	Ended	to	to
	December 31,	December 31,	December 31,	December 31,	August 14,
	2008	2007	2008	2007	2007
	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)
	(In thousands)

United States of America	$97,042	$90,745	$172,057	$146,972	$21,183
Europe and Middle East	22,777	37,499	59,898	61,286	10,357
Asia and Australia	34,176	30,463	61,062	51,085	6,242
Other regions	2,820	2,050	4,643	3,429	439
	$156,815	$160,757	$297,660	$262,772	$38,221

Selected financial data by segment is as follows:

				August 15,
	Three Months	Three Months	Six Months	2007
	Ended	Ended	Ended	through	July 1, 2007
	December 31,	December 31,	December 31,	December 31,	to August 14,
	2008	2007	2008	2007	2007
	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)
	(In thousands)

Net sales:
Microelectronic solutions ("AMS")	$70,752	$71,503	$138,332	$119,899	$19,017
Test solutions ("ATS")	86,063	89,254	159,328	142,873	19,204
Net sales	$156,815	$160,757	$297,660	$262,772	$38,221

Segment adjusted operating income:
- AMS	$15,371	$16,987	$29,984	$32,220	$24
- ATS	15,974	12,789	25,604	23,357	(7,582)
- General corporate expense	(3,870)	(2,929)	(6,567)	(3,409)	(2,347)
Adjusted operating income (loss)	27,475	26,847	49,021	52,168	(9,905)

Amortization of acquired intangibles
- AMS	(8,462)	(12,585)	(19,139)	(18,843)	(279)
- ATS	(6,160)	(8,354)	(13,451)	(12,566)	(1,413)
Share based compensation
- AMS	-	-	-	-	(83)
- ATS	-	-	-	-	95
- Corporate	(489)	(489)	(977)	(2,146)	(226)
Restructuring charges
- ATS	(1,808)	(1,015)	(2,210)	(1,045)	(3,778)
One-time lease termination costs
- ATS	-	-	-	-	(576)
Merger related expenses - Corporate	(2,172)	(533)	(2,806)	(2,715)	(1,319)
Acquired in-process R&D costs
- AMS	-	-	-	(15,700)	-
- ATS	-	-	-	(8,640)	-
Current period impact of acquisition
related adjustments:
Inventory - AMS	-	(12,501)	-	(19,661)	(57)
Inventory - ATS	-	(8,416)	-	(13,656)	-
Depreciation - AMS	(286)	(293)	(572)	(439)	-
Depreciation - ATS	(676)	(823)	(1,414)	(1,235)	-
Depreciation - Corporate	(55)	(55)	(110)	(82)	-
Deferred revenue - ATS	(79)	(983)	(176)	(1,659)	-
Company sale transaction expenses	-	(1,314)	-	(31,609)	(3,717)
Operating income (loss) (GAAP)	7,288	(20,514)	8,166	(77,828)	(21,258)

Interest expense	(21,250)	(21,977)	(42,465)	(33,113)	(275)
Other income (expense), net	9,327	2,176	12,413	1,921	294
Income (loss) from continuing operations before income taxes	$(4,635)	$(40,315)	$(21,886)	$(109,020)	$(21,239)

Management evaluates the operating results of the two segments based upon pre-tax operating income, before costs related to restructuring, lease termination charges, amortization of acquired intangibles, share-based compensation, acquired in-process research and development costs, Company Sale Transaction expenses, merger related expenses and the impact of any acquisition related adjustments.

14.     Guarantor/Non-Guarantor Financial Information

The following supplemental condensed consolidating financial information sets forth, on an unconsolidated basis, the balance sheets and the statements of operations, and cash flows for Aeroflex Incorporated (the “Parent Company”), the Guarantor Subsidiaries and, on a combined basis, the Non-Guarantor Subsidiaries.  The supplemental condensed consolidating financial information reflects, for all fiscal periods presented, the investments of the Parent Company in the Guarantor Subsidiaries as well as the investments of the Parent Company and the Guarantor Subsidiaries in the Non-Guarantor Subsidiaries, in all cases, using the equity method.  The Parent Company’s purchase price allocation adjustments, including applicable intangible assets, arising from business acquisitions have been pushed down to the applicable subsidiary columns (see Notes 3 and 4).

Condensed Consolidating Statement of Operations
For the Three Months Ended December 31, 2008
(In thousands)

		Subsidiary	Subsidiary
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$-	$112,157	$45,852	$(1,194)	$156,815
Cost of sales	-	58,298	26,554	(1,196)	83,656
Gross profit	-	53,859	19,298	2	73,159
Selling, general and administrative costs	6,586	18,345	9,243	-	34,174
Research and development costs	-	11,275	5,800	-	17,075
Amortization of acquired intangibles	-	12,563	2,059	-	14,622
Operating income (loss)	(6,586)	11,676	2,196	2	7,288

Other income (expense):
Interest expense	(21,227)	(23)	-	-	(21,250)
Other income (expense), net	(725)	123	9,929	-	9,327
Intercompany charges	14,726	(14,653)	(73)	-	-
Income (loss) from continuing operations before income taxes	(13,812)	(2,877)	12,052	2	(4,635)
Provision (benefit) for income taxes	(4,387)	(218)	1,507	2,570	(528)
Income (loss) from continuing operations	(9,425)	(2,659)	10,545	(2,568)	(4,107)
Loss from discontinued operations, net of tax	-	-	-	-	-
Equity income (loss) of subsidiaries	5,318	10,663	-	(15,981)	-
Net income (loss)	$(4,107)	$8,004	$10,545	$(18,549)	$(4,107)

Condensed Consolidating Statement of Operations
For the Three Months Ended December 31, 2007
(In thousands)

		Subsidiary	Subsidiary
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$-	$110,287	$50,799	$(329)	$160,757
Cost of sales	-	74,611	31,748	(235)	106,124
Gross profit	-	35,676	19,051	(94)	54,633
Selling, general and administrative costs	4,006	17,758	11,208	-	32,972
Research and development costs	-	11,254	8,668	-	19,922
Amortization of acquired intangibles	-	18,197	2,742	-	20,939
Company sale transaction expenses	1,314	-	-	-	1,314
Operating income (loss)	(5,320)	(11,533)	(3,567)	(94)	(20,514)

Other income (expense):
Interest expense	(21,949)	(27)	(1)	-	(21,977)
Other income (expense), net	419	59	1,698	-	2,176
Intercompany charges	11,276	(10,448)	(828)	-	-
Income (loss) from continuing operations before income taxes	(15,574)	(21,949)	(2,698)	(94)	(40,315)
Provision (benefit) for income taxes	(4,638)	(6,536)	667	(740)	(11,247)
Income (loss) from continuing operations	(10,936)	(15,413)	(3,365)	646	(29,068)
Loss from discontinued operations, net of tax	-	(527)	-	-	(527)
Equity income (loss) of subsidiaries	(18,659)	(3,249)	-	21,908	-
Net income (loss)	$(29,595)	$(19,189)	$(3,365)	$22,554	$(29,595)

Condensed Consolidating Statement of Operations
For the Six Months Ended December 31, 2008
(In thousands)

		Subsidiary	Subsidiary
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$-	$207,798	$92,659	$(2,797)	$297,660
Cost of sales	-	108,752	51,240	(2,850)	157,142
Gross profit	-	99,046	41,419	53	140,518
Selling, general and administrative costs	10,459	36,330	18,869	-	65,658
Research and development costs	-	22,442	11,662	-	34,104
Amortization of acquired intangibles	-	27,876	4,714	-	32,590
Operating income (loss)	(10,459)	12,398	6,174	53	8,166

Other income (expense):
Interest expense	(42,410)	(45)	(10)	-	(42,465)
Other income (expense), net	(662)	365	12,710	-	12,413
Intercompany charges	36,912	(36,226)	(686)	-	-
Income (loss) from continuing operations before income taxes	(16,619)	(23,508)	18,188	53	(21,886)
Provision (benefit) for income taxes	(5,434)	(8,061)	2,703	(90)	(10,882)
Income (loss) from continuing operations	(11,185)	(15,447)	15,485	143	(11,004)
Equity income of subsidiaries	181	15,891	-	(16,072)	-
Net income (loss)	$(11,004)	$444	$15,485	$(15,929)	$(11,004)

Condensed Consolidating Statement of Operations
For the Period from August 15, 2007 to December 31, 2007
(In thousands)

		Subsidiary	Subsidiary
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$-	$182,745	$81,814	$(1,787)	$262,772
Cost of sales	-	120,899	51,825	(1,840)	170,884
Gross profit	-	61,846	29,989	53	91,888
Selling, general and administrative costs	8,353	27,252	16,351	-	51,956
Research and development costs	-	17,597	12,805	-	30,402
Amortization of acquired intangibles	-	27,295	4,114	-	31,409
Acquired in-process R&D costs	-	21,820	2,520	-	24,340
Company sale transaction expenses	31,609	-	-	-	31,609
Operating income (loss)	(39,962)	(32,118)	(5,801)	53	(77,828)

Other income (expense):
Interest expense	(33,073)	(41)	1	-	(33,113)
Other income (expense), net	744	37	1,140	-	1,921
Intercompany charges	17,200	(15,933)	(1,267)	-	-
Income (loss) from continuing operations before income taxes	(55,091)	(48,055)	(5,927)	53	(109,020)
Provision (benefit) for income taxes	(16,405)	(14,310)	1,465	(1,166)	(30,416)
Income (loss) from continuing operations	(38,686)	(33,745)	(7,392)	1,219	(78,604)
Loss from discontinued operations, net of tax	-	(1,489)	-	-	(1,489)
Equity in income (loss) of subsidiaries	(41,407)	(7,284)	-	48,691	-
Net income (loss)	$(80,093)	$(42,518)	$(7,392)	$49,910	$(80,093)

Condensed Consolidating Statement of Operations
For the Period from July 1, 2007 to August 14, 2007
(In thousands)

		Subsidiary	Subsidiary
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$-	$25,858	$12,809	$(446)	$38,221
Cost of sales	-	15,066	8,074	(279)	22,861
Gross profit	-	10,792	4,735	(167)	15,360
Selling, general and administrative costs	3,892	7,571	7,568	-	19,031
Research and development costs	-	5,526	6,652	-	12,178
Amortization of acquired intangibles	-	601	1,091	-	1,692
Company sale transaction expenses	3,717	-	-	-	3,717
Operating income (loss)	(7,609)	(2,906)	(10,576)	(167)	(21,258)

Other income (expense):
Interest expense	(261)	(14)	-	-	(275)
Other income (expense), net	157	27	110	-	294
Intercompany charges	5,544	(5,109)	(435)	-	-
Income (loss) from continuing operations before income taxes	(2,169)	(8,002)	(10,901)	(167)	(21,239)
Provision (benefit) for income taxes	(853)	(3,145)	(2,833)	-	(6,831)
Income (loss) from continuing operations	(1,316)	(4,857)	(8,068)	(167)	(14,408)
Loss from discontinued operations, net of tax	-	(2,508)	-	-	(2,508)
Equity in income (loss) of subsidiaries	(15,600)	(7,814)	-	23,414	-
Net income (loss)	$(16,916)	$(15,179)	$(8,068)	$23,247	$(16,916)

Condensed Consolidating Balance Sheet
As of December 31, 2008
(In thousands)

		Subsidiary	Subsidiary
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$47,270	$(365)	$26,759	$-	$73,664
Accounts receivable, net	-	74,875	47,923	-	122,798
Inventories	-	94,837	33,385	(450)	127,772
Deferred income taxes	5,003	23,560	4,374	-	32,937
Prepaid expenses and other current assets	3,060	4,440	4,716	-	12,216
Total current assets	55,333	197,347	117,157	(450)	369,387

Property, plant and equipment, net	13,063	64,100	20,381	-	97,544
Non-current marketable securities	17,750	-	-	-	17,750
Deferred financing costs	28,127	-	-	-	28,127
Other assets	12,494	2,340	677	-	15,511
Intangible assets with definite lives, net	-	264,141	35,611	-	299,752
Intangible assets with indefinite lives	-	90,229	24,499	-	114,728
Goodwill	(10)	411,646	37,129	-	448,765
Total assets	$126,757	$1,029,803	$235,454	$(450)	$1,391,564

Liabilities and Stockholder's Equity
Current liabilities:
Current portion of long-term debt	$3,750	$320	$-	$-	$4,070
Accounts payable	281	18,935	15,489	-	34,705
Deferred revenue, including advance payments	-	15,129	13,019	-	28,148
Income taxes payable	-	2,716	5,293	-	8,009
Accrued payroll expense	920	15,056	2,135	-	18,111
Accrued expenses and other current liabilities	34,366	11,745	12,048	-	58,159
Total current liabilities	39,317	63,901	47,984	-	151,202

Long-term debt	877,416	1,085	-	-	878,501
Deferred income taxes	(17,932)	139,389	13,972	(89)	135,340
Defined benefit plan obligations	6,099	-	-	-	6,099
Other long-term liabilities	19,311	449	4,978	-	24,738
Intercompany investment	(252,829)	4,876	247,953	-	-
Intercompany receivable/payable	(862,819)	895,652	(32,349)	(484)	-
Total liabilities	(191,437)	1,105,352	282,538	(573)	1,195,880

Stockholder's equity	318,194	(75,549)	(47,084)	123	195,684
Total liabilities and stockholder's equity	$126,757	$1,029,803	$235,454	$(450)	$1,391,564

Condensed Consolidating Balance Sheet
As of June 30, 2008
(In thousands)

		Subsidiary	Subsidiary
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$39,285	$(2,379)	$17,243	$-	$54,149
Accounts receivable, net	-	90,343	57,640	-	147,983
Inventories	-	91,856	43,537	(502)	134,891
Deferred income taxes	(2,352)	23,539	5,852	-	27,039
Prepaid expenses and other current assets	2,464	2,616	7,104	-	12,184
Total current assets	39,397	205,975	131,376	(502)	376,246

Property, plant and equipment, net	13,406	63,964	27,279	-	104,649
Non-current marketable securities	19,960	-	-	-	19,960
Deferred financing costs	30,185	-	-	-	30,185
Other assets	16,480	2,474	(394)	-	18,560
Intangible assets with definite lives, net	-	297,408	47,458	-	344,866
Intangible assets with indefinite lives	-	90,229	33,149	-	123,378
Goodwill	-	435,570	25,101	484	461,155
Total assets	$119,428	$1,095,620	$263,969	$(18)	$1,478,999

Liabilities and Stockholder's Equity
Current liabilities:
Current portion of long-term debt	$5,250	$324	$-	$-	$5,574
Accounts payable	554	19,882	18,946	-	39,382
Deferred revenue, including advance payments	-	8,621	18,523	-	27,144
Income taxes payable	409	-	1,527	-	1,936
Accrued payroll expense	2,106	18,200	4,219	-	24,525
Accrued expenses and other current liabilities	31,205	12,272	13,353	-	56,830
Total current liabilities	39,524	59,299	56,568	-	155,391

Long-term debt	872,152	1,085	-	-	873,237
Deferred income taxes	(12,254)	150,400	21,311	-	159,457
Defined benefit plan obligations	6,263	-	-	-	6,263
Other long-term liabilities	1,368	487	6,148	-	8,003
Intercompany investment	(248,051)	2,944	245,107	-	-
Intercompany receivable/payable	(895,004)	953,623	(58,619)	-	-
Total liabilities	(236,002)	1,167,838	270,515	-	1,202,351

Stockholder's equity	355,430	(72,218)	(6,546)	(18)	276,648
Total liabilities and stockholder's equity	$119,428	$1,095,620	$263,969	$(18)	$1,478,999

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended December 31, 2008
(In thousands)

			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Cash flows from operating activities:
Net income (loss)	$(11,004)	$444	$15,485	$(15,929)	$(11,004)
Changes in operating assets and liabilities and non-cash items, included in net earnings (loss)	23,477	5,928	7,330	15,929	52,664
Net cash provided by (used in) operating activities	12,473	6,372	22,815	-	41,660
Cash flows from investing activities:
Capital expenditures	(11)	(5,041)	(3,301)	-	(8,353)
Proceeds from the sale of property, plant and equipment	-	687	179	-	866
Other, net	(12)	-	-	-	(12)
Net cash provided by (used in) investing activities	(23)	(4,354)	(3,122)	-	(7,499)
Cash flows from financing activities:
Debt repayments	(4,125)	(4)	-	-	(4,129)
Debt financing costs	(340)	-	-	-	(340)
Net cash provided by (used in) financing activities	(4,465)	(4)	-	-	(4,469)
Effect of exchange rate changes on cash and cash equivalents	-	-	(10,177)	-	(10,177)
Net increase in cash and cash equivalents	7,985	2,014	9,516	-	19,515
Cash and cash equivalents at beginning of period	39,285	(2,379)	17,243	-	54,149
Cash and cash equivalents at end of period	$47,270	$(365)	$26,759	$-	$73,664

Condensed Consolidating Statement of Cash Flows
For the Period from August 15, 2007 to December 31, 2007
(In thousands)

			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Cash flows from operating activities:
Net income (loss)	$(80,093)	$(42,518)	$(7,392)	$49,910	$(80,093)
Loss from discontinued operations, net of tax	-	1,489	-	-	1,489
Income (loss) from continuing operations	(80,093)	(41,029)	(7,392)	49,910	(78,604)
Changes in operating assets and liabilities and non cash items, included in net income (loss)	42,282	59,349	(7,454)	(49,910)	44,267
Net cash provided by (used in) continuing operations	(37,811)	18,320	(14,846)	-	(34,337)
Net cash provided by (used in) discontinued operations	-	(2,029)	-	-	(2,029)
Net cash provided by (used in) operating activities	(37,811)	16,291	(14,846)	-	(36,366)
Cash flows from investing activities:
Acquisition of predecessor entity, net of cash acquired	(1,128,915)	(2,593)	13,215	-	(1,118,293)
Payment for purchase of businesses, net of cash acquired	1,522	-	-	-	1,522
Capital expenditures	(97)	(4,110)	(1,004)	-	(5,211)
Proceeds from the sale of property, plant and equipment	-	9	15	-	24
Purchase of marketable securities	(547,178)	-	-	-	(547,178)
Proceeds from sale of marketable securities	512,558	-	-	-	512,558
Net cash provided by (used in) investing activities of continuing operations	(1,162,110)	(6,694)	12,226	-	(1,156,578)
Net cash provided by (used in) discontinued operations	-	(12)	-	-	(12)
Net cash provided by (used in) investing activities	(1,162,110)	(6,706)	12,226	-	(1,156,590)
Cash flows from financing activities:
Proceeds from issuance of common stock	378,350	-	-	-	378,350
Borrowings under debt agreements	870,000	-	-	-	870,000
Debt repayments	(3,122)	(12)	-	-	(3,134)
Debt financing costs	(27,315)	-	-	-	(27,315)
Amounts paid for withholding taxes on stock option exercises	(14,142)	-	-	-	(14,142)
Witholding taxes collected for stock option exercises	14,142	-	-	-	14,142
Net cash provided by (used in) financing activities of continuing operations	1,217,913	(12)	-	-	1,217,901
Effect of exchange rate changes on cash and cash equivalents	-	-	317	-	317
Net increase in cash and cash equivalents	17,992	9,573	(2,303)	-	25,262
Cash and cash equivalents at beginning of period	-	-	-	-	-
Cash and cash equivalents at end of period	$17,992	$9,573	$(2,303)	$-	$25,262

Condensed Consolidating Statement of Cash Flows
For the Period from July 1, 2007 to August 14, 2007
(In thousands)

			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Cash flows from operating activities:
Net income (loss)	$(16,916)	$(15,179)	$(8,068)	$23,247	$(16,916)
Loss from discontinued operations, net of tax	-	2,508	-	-	2,508
Income (loss) from continuing operations	(16,916)	(12,671)	(8,068)	23,247	(14,408)
Changes in operating assets and liabilities and non cash items, included in net income (loss)	23,110	12,708	13,591	(23,247)	26,162
Net cash provided by (used in) continuing operations	6,194	37	5,523	-	11,754
Net cash provided by (used in) discontinued operations	-	(461)	-	-	(461)
Net cash provided by (used in) operating activities	6,194	(424)	5,523	-	11,293
Cash flows from investing activities:
Capital expenditures	(249)	(587)	(252)	-	(1,088)
Purchase of marketable securities	(53,828)	-	-	-	(53,828)
Proceeds from sale of marketable securities	63,328	-	-	-	63,328
Net cash provided by (used in) investing activities of continuing operations	9,251	(587)	(252)	-	8,412
Net cash provided by (used in) discontinued operations	-	(6)	-	-	(6)
Net cash provided by (used in) investing activities	9,251	(593)	(252)	-	8,406
Cash flows from financing activities:
Debt repayments	(26)	(3)	-	-	(29)
Debt financing costs	(477)	-	-	-	(477)
Excess tax benefits from share based compensation arrangements	12,542	-	-	-	12,542
Proceeds from the exercise of stock options and warrants	583	-	-	-	583
Amounts paid for withholding taxes on stock option exercises	(56)	-	-	-	(56)
Withholding taxes collected for stock option exercises	56	-	-	-	56
Net cash provided by (used in) financing activities of continuing operations	12,622	(3)	-	-	12,619
Effect of exchange rate changes on cash and cash equivalents	-	-	178	-	178
Net increase (decrease) in cash and cash equivalents	28,067	(1,020)	5,449	-	32,496
Cash and cash equivalents at beginning of period	6,807	(1,573)	7,766	-	13,000
Cash and cash equivalents at end of period	$34,874	$(2,593)	$13,215	$-	$45,496

ITEM 2 -	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading provider of highly specialized microelectronics and test and measurement equipment, primarily to the global aerospace and defense and broadband communications markets. We also design application specific integrated circuits (“ASICs”) for CT scan equipment for the medical industry. Founded in 1937, we have developed a substantial intellectual property portfolio that includes more than 150 patents, extensive know-how, years of collaborative research and development with our customers and a demonstrated history in space, validating the high quality performance of our products. We believe that the combination of our leading market positions, complementary portfolio of products, years of experience and engineering capabilities provides us with a competitive advantage and enables us to deliver high performance, high value products to our customers.

The Acquisition

On August 15, 2007, AX Acquisition and its parent consummated a merger with Aeroflex Incorporated. At the effective time of the merger, AX Acquisition was merged with and into Aeroflex Incorporated. Aeroflex Incorporated was the surviving corporation in the merger and became a wholly-owned subsidiary of the parent.

The acquisition was funded by:

•
equity investments in the parent of approximately $378.4 million by affiliates of, or funds managed by, The Veritas Capital Fund III, L.P., Golden Gate Private Equity, Inc. and GS Direct, L.L.C. (the “Sponsors”) and certain members of our management;

•	borrowings under a senior secured credit facility, consisting of $525.0 million under our term loan facility;

•	borrowings under an exchangeable senior unsecured credit facility, consisting of a $225.0 million term loan facility; and

•	borrowings under an exchangeable senior subordinated unsecured credit facility, consisting of a $120.0 million term loan facility.

On September 21, 2007, we entered into a $120.0 million senior subordinated unsecured credit facility to refinance the $120.0 million exchangeable senior subordinated unsecured credit facility.  On August 7, 2008, we entered into a $225.0 million senior unsecured credit facility to refinance the $225.0 million exchangeable senior unsecured credit facility.

Results of Operations

Refer to Notes 1 and 3 to our consolidated financial statements for details concerning the Company’s August 15, 2007 acquisition by affiliates of or funds managed by the Sponsors and certain members of our management and the basis upon which such consolidated financial statements are presented. For comparative purposes in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we combined the Predecessor period from July 1, 2007 to August 14, 2007 with the Successor period from August 15, 2007 to December 31, 2007 to form the six months ended December 31, 2007. This combination is not a GAAP presentation. However, we believe this presentation is useful to the reader as a comparison to the Successor period for the six months ended December 31, 2008.

The following table sets forth our historical results of operations as a percentage of net sales for the periods indicated below:

				Non-GAAP
				combined
				Predecessor
	Successor	Successor	Successor	and Successor	Successor	Predecessor
					Period	Period
	Three	Three	Six	Six	August 15,	July 1,
	Months	Months	Months	Months	2007	2007
	Ended	Ended	Ended	Ended	through	through
	December 31,	December 31,	December 31,	December 31,	December 31,	August 14,
	2008	2007	2008	2007	2007	2007

Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Costs of sales	53.3	66.0	52.8	64.4	65.0	59.8
Gross profit	46.7	34.0	47.2	35.6	35.0	40.2

Operating expenses:
Selling, general and administrative costs	21.8	20.5	22.0	23.6	19.8	49.8
Research and development costs	10.9	12.4	11.5	14.1	11.6	31.9
Amortization of acquired intangibles	9.3	13.1	11.0	11.0	11.9	4.4
Acquired in-process research and development costs	-	-	-	8.1	9.3	-
Company sale transaction expenses	-	0.8	-	11.7	12.0	9.7
Total operating expenses	42.0	46.8	44.5	68.5	64.6	95.8

Operating income (loss)	4.7	(12.8)	2.7	(32.9)	(29.6)	(55.6)

Interest expense	(13.6)	(13.7)	(14.3)	(11.1)	(12.6)	-
Other income (expense), net	6.0	1.4	4.2	0.7	0.7	-

Income (loss) from continuing operations before income taxes	(2.9)	(25.1)	(7.4)	(43.3)	(41.5)	(55.6)
Provision (benefit) for income taxes	(0.3)	(7.0)	(3.7)	(12.4)	(11.6)	(17.9)

Income (loss) from continuing operations	(2.6)	(18.1)	(3.7)	(30.9)	(29.9)	(37.7)
Discontinued operations	-	(0.3)	-	(1.3)	(0.6)	(6.6)
Net income (loss)	(2.6)%	(18.4)%	(3.7)%	(32.2)%	(30.5)%	(44.3)%

Management evaluates the operating results of the Company’s two segments based upon pre-tax operating income, before costs related to restructuring, lease termination charges, amortization of acquired intangibles, share-based compensation, acquired in-process research and development costs, Company Sale Transaction expenses, merger related expenses and the impact of any acquisition related adjustments.

The following table sets forth our net sales and adjusted operating income by business segment and reconciles adjusted operating income (loss) from continuing operations before income taxes for the periods indicated:

				Non-GAAP
				Combined
				Predecessor
	Successor	Successor	Successor	and Successor	Successor	Predecessor
	Three Months	Three Months	Six Months	Six Months	August 15, 2007
	Ended	Ended	Ended	Ended	through	July 1, 2007
	December 31,	December 31,	December 31,	December 31,	December 31,	to August 14,
	2008	2007	2008	2007	2007	2007
	(In thousands)
Net sales:
Microelectronic solutions ("AMS")	$70,752	$71,503	$138,332	$138,916	$119,899	$19,017
Test solutions ("ATS")	86,063	89,254	159,328	162,077	142,873	19,204
Net sales	$156,815	$160,757	$297,660	$300,993	$262,772	$38,221

Segment adjusted operating income:
- AMS	$15,371	$16,987	$29,984	$32,244	$32,220	$24
- ATS	15,974	12,789	25,604	15,775	23,357	(7,582)
- General corporate expense	(3,870)	(2,929)	(6,567)	(5,756)	(3,409)	(2,347)
Adjusted operating income (loss)	27,475	26,847	49,021	42,263	52,168	(9,905)

Amortization of acquired intangibles
- AMS	(8,462)	(12,585)	(19,139)	(19,122)	(18,843)	(279)
- ATS	(6,160)	(8,354)	(13,451)	(13,979)	(12,566)	(1,413)
Share based compensation
- AMS	-	-	-	(83)	-	(83)
- ATS	-	-	-	95	-	95
- Corporate	(489)	(489)	(977)	(2,372)	(2,146)	(226)
Restructuring charges
- ATS	(1,808)	(1,015)	(2,210)	(4,823)	(1,045)	(3,778)
One-time lease termination costs
- ATS	-	-	-	(576)	-	(576)
Merger related expenses - Corporate	(2,172)	(533)	(2,806)	(4,034)	(2,715)	(1,319)
Acquired in-process R&D costs
- AMS	-	-	-	(15,700)	(15,700)	-
- ATS	-	-	-	(8,640)	(8,640)	-
Current period impact of acquisition related adjustments:
Inventory - AMS	-	(12,501)	-	(19,718)	(19,661)	(57)
Inventory - ATS	-	(8,416)	-	(13,656)	(13,656)	-
Depreciation - AMS	(286)	(293)	(572)	(439)	(439)	-
Depreciation - ATS	(676)	(823)	(1,414)	(1,235)	(1,235)	-
Depreciation - Corporate	(55)	(55)	(110)	(82)	(82)	-
Deferred revenue - ATS	(79)	(983)	(176)	(1,659)	(1,659)	-
Company sale transaction expenses	-	(1,314)	-	(35,326)	(31,609)	(3,717)
Operating income (loss) (GAAP)	7,288	(20,514)	8,166	(99,086)	(77,828)	(21,258)

Interest expense	(21,250)	(21,977)	(42,465)	(33,388)	(33,113)	(275)
Other income (expense), net	9,327	2,176	12,413	2,215	1,921	294
Income (loss) from continuing operations before income taxes	$(4,635)	$(40,315)	$(21,886)	$(130,259)	$(109,020)	$(21,239)

Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007

Net Sales.  Net sales decreased 2% to $156.8 million for the three months ended December 31, 2008 from $160.8 million for the three months ended December 31, 2007.

Net sales in the microelectronic solutions (“AMS”) segment decreased 1% to $70.8 million for the three months ended December 31, 2008 from $71.5 million for the three months ended December 31, 2007 primarily due to a reduction in sales of microelectronic modules and components largely due to a general slowdown in the market combined with price erosion due to competition in Asia.  This reduction is partially offset by an increase in sales volume of integrated circuits and motion control products combined with additional sales from our acquisition of Gaisler in June 2008 ($922,000).  Net sales in the test solutions (“ATS”) segment decreased 4% to $86.1 million in 2008 from $89.3 million in 2007, due primarily to foreign currency exchange rates, and reductions in sales of radio test sets, offset by increases in sales of wireless products.  The change in foreign currency exchange rates has negatively impacted U.K. sales by approximately $10 million.   Further, the period ended December 31, 2008 was impacted by a purchase accounting adjustment to deferred revenue which reduced sales by $79,000; while the period ended December 31, 2007, was impacted by a purchase accounting adjustment to deferred revenue which reduced sales by $983,000.

Gross Profit.  Gross profit equals net sales less cost of sales. Cost of sales includes materials, direct labor, amortization of capitalized software development costs and overhead expenses such as engineering labor, fringe benefits, depreciation, allocable occupancy costs and manufacturing supplies.

On a consolidated basis, gross margin was 46.7% for the three months ended December 31, 2008 and 34.0% for the three months ended December 31, 2007.  For the three months ended December 31, 2007, gross margin was adversely affected by purchase accounting adjustments aggregating $22.4 million which (i) increased cost of sales in the 2007 period for the increase in the recorded value of the Company’s Sale Transaction date inventories by $20.9 million to eliminate manufacturing profits inherent in the inventories at that date; (ii) increased depreciation expense by $542,000 due to acquisition date fair value adjustments and (iii) reduced sales for the quarter by $983,000 related to eliminating selling profits inherent in certain deferred revenues.  In 2008, gross margin was adversely affected by (i) increased depreciation expense of $492,000 related to acquisition date fair value adjustments and (ii) eliminating selling profits inherent in certain deferred revenues which reduced sales for the quarter by $79,000.  Ignoring the purchase accounting adjustments, gross margin was 47.0% for the period ended December 31, 2008 and 47.7% for the period ended December 31, 2007.

Three Months	Gross Profit
Ended
December 31,		% of		% of		% of
(In thousands)	AMS	sales	ATS	sales	Total	sales

2008	$33,076	46.7%	$40,083	46.6%	$73,159	46.7%
2007	$22,244	31.1%	$32,389	36.3%	$54,633	34.0%

Gross margins in the AMS segment were 46.7% in 2008 and 31.1% in 2007.  Gross profit in 2008 was negatively impacted by purchase accounting adjustments of $199,000 versus $12.7 million in 2007. Ignoring the purchase accounting adjustments, gross margins were 47.0% in 2008 and 48.9% in 2007.  The decrease in gross margins is attributable to lower sales of microelectronic modules and components partially offset by an increase in sales of integrated circuit products.

Gross margins in the ATS segment were 46.6% in 2008 and 36.3% in 2007. Gross profit in 2008 was negatively impacted by purchase accounting adjustments of $372,000 versus $9.7 million in 2007. Ignoring the purchase accounting adjustments, gross margins were 47.0% in 2008 and 46.7% in 2007.

Selling, General and Administrative Costs.  Selling, general and administrative (“SG&A”) costs include sales, office and management salaries, fringe benefits, commissions, insurance and professional fees, as well as, merger related expenses.  On a consolidated basis SG&A costs increased 130 basis points as a percentage of sales from the quarter ended December 31, 2007 to the quarter ended December 31, 2008.  Excluding merger related expenses ($2.2 million in 2008 and $533,000 in 2007), stock compensation costs ($489,000 in 2008 and $489,000 in 2007), acquisition related depreciation expense ($293,000 in 2008 and $364,000 in 2007) and restructuring costs ($324,000 in 2008 and $203,000 in 2007) SG&A was $30.9 million in 2008 and $31.4 million in 2007 and increased 20 basis points as a percentage of sales.

Three Months	Selling, General and Administrative Costs
Ended
December 31,		% of		% of			% of
(In thousands)	AMS	sales	ATS	sales	Corporate	Total	sales

2008	$10,723	15.2%	$16,865	19.6%	$6,586	$34,174	21.8%
2007	$10,512	14.7%	$18,454	20.7%	$4,006	$32,972	20.5%

Selling, general and administrative costs increased $211,000, or 2%, in the AMS segment.  Selling, general and administrative costs decreased $1.6 million, or 9%, in the ATS segment largely due to general cost savings and the benefits of restructuring activities, as well as, a favorable impact from a change in foreign currency exchange rates.

Corporate general and administrative expenses increased $2.6 million primarily due to additional merger related expenses ($1.6 million) and other professional fees.

Selling, general and administrative expenses increased 50 basis points, as a percentage of sales, for AMS and decreased 110 basis points for ATS. Corporate general and administrative expenses increased 170 basis points as a percentage of consolidated sales.  Excluding merger related expenses, Corporate SG&A expenses increased 65 basis points.

Research and Development Costs. Research and development costs include materials, engineering labor and allocated overhead. On a consolidated basis, research and development expenses decreased 150 basis points as a percentage of sales.

Three Months	Research and Development Costs
Ended
December 31,		% of		% of		% of
(In thousands)	AMS	sales	ATS	sales	Total	sales

2008	$7,268	10.3%	$9,807	11.4%	$17,075	10.9%
2007	$7,538	10.5%	$12,384	13.9%	$19,922	12.4%

AMS segment self-funded research and development costs decreased $270,000, or 4%, primarily due to a reduction in microelectronic module projects.  As a percentage of sales, research and development costs decreased 20 basis points.

ATS segment self-funded research and development costs decreased $2.6 million, or 21%, primarily due to the closing of our Burnham facility combined with reductions related to the completion of certain projects in the wireless business.   Restructuring charges included in R&D were $161,000 in 2008 and $433,000 in 2007.

Restructuring costs.  The ATS segment incurred restructuring costs of $1.8 million in the three months ended December 31, 2008 ($1.3 million in cost of sales, $324,000 in S,G&A and $161,000 in R&D) related to further consolidation and reorganization efforts in our U.K. operations.  In comparison, in the three months ended December 31, 2007 the ATS segment incurred total restructuring costs of $1.0 million ($379,000 in cost of sales, $203,000 in S,G&A and $433,000 in R&D), which costs also relate to consolidation and reorganization efforts in our U.K. operations.

Amortization of Acquired Intangibles.  Amortization of acquired intangibles decreased $6.3 million in 2008 due to the impact of the change in foreign currency exchange rates, combined with the completion of amortization of acquired backlog. The AMS segment decreased $4.1 million and the ATS segment decreased $2.2 million.

Company Sale Transaction Expenses.  In the three months ended December 31, 2007, we incurred Company Sale Transaction expenses of $1.3 million, consisting primarily of professional fees.  There were no comparable costs in the current quarter.

Other Income (Expense).  Interest expense was $21.3 million in the three months ended December 31, 2008 and $22.0 million in the three months ended December 31, 2007.  Other income (expense) of $9.3 million for the three months ended December 31, 2008 consisted primarily of $8.8 million of foreign currency gains and $506,000 of interest income and other miscellaneous income, net. Other income (expense) of $2.2 million for the three months ended December 31, 2007 consisted primarily of $1.4 million of foreign currency gains, $533,000 of interest income and $258,000 of other miscellaneous expense.

Provision for Income Taxes.   The income tax benefit was $528,000 for the three months ended December 31, 2008, an effective income tax rate of 11.4%.  We had an income tax benefit of $11.2 million, an effective income tax rate of 27.9% for the three months ended December 31, 2007. The effective income tax rate for the two periods differed from the amount computed by applying the U.S. Federal income tax rate to income before income taxes primarily due to foreign, state and local income taxes.  We paid income taxes of $372,000 in the three months ended December 31, 2008 and $3.1 million in the three months ended December 31, 2007.

Income (loss) from Continuing Operations.  The loss from continuing operations was $4.1 million for the three months ended December 31, 2008 and $29.1 million for the three months ended December 31, 2007.  The improvement of $25.0 million was largely related to an increase in gross margin of $18.5 million (primarily due to a reduction in the effect of purchase accounting adjustments), an increase in foreign currency transaction gains of $7.4 million, a reduction in intangible asset amortization of $6.3 million, decreased R&D expense of $2.8 million and reduced Company sale transaction expenses of $1.3 million.  The improvement is offset by a reduced tax benefit of $10.7 million.

Six Months Ended December 31, 2008 Compared to Six Months Ended December 31, 2007

Net Sales.  Net sales decreased 1% to $297.7 million for the six months ended December 31, 2008 from $301.0 million for the six months ended December 31, 2007.

Net sales in the microelectronic solutions (“AMS”) segment decreased slightly to $138.3 million for the six months ended December 31, 2008 from $138.9 million for the six months ended December 31, 2007 primarily due to a reduction in sales volume of microelectronic modules and components, offset by increases in motion control products and integrated circuits combined with additional sales from our acquisition of Gaisler in June 2008 ($2.3 million).  Net sales in the test solutions (“ATS”) segment decreased 2% to $159.3 million in 2008 from $162.1 million in 2007.  The change in foreign currency exchange rates has negatively impacted U.K. sales by approximately $10 million.  Excluding the impact of foreign currency exchange rates, sales for the six months ended December 31, 2008 increased approximately $7 million as compared to the six months ended December 31, 2007 primarily due to an increase in sales of wireless products, partially offset by reductions in sales volume of synthetic test products.  The period ended December 31, 2008 was impacted by a purchase accounting adjustment to deferred revenue which reduced sales by $176,000; while the period ended December 31, 2007 was impacted by a purchase accounting adjustment to deferred revenue which reduced sales by $1.7 million.

Gross Profit.  On a consolidated basis, gross margin was 47.2% for the six months ended December 31, 2008 and 35.6% for the six months ended December 31, 2007.  In 2007, gross margin was adversely affected by purchase accounting adjustments aggregating $35.8 million which (i) increased cost of sales in the 2007 period for the increase in the recorded value of the Company’s Sale Transaction date inventories by $33.4 million to eliminate manufacturing profits inherent in the inventories at that date; (ii) increased depreciation expense by $813,000 due to acquisition date fair value adjustments and (iii) reduced sales for the six months by $1.7 million related to eliminating selling profits inherent in certain deferred revenues.  In 2008, gross margin was adversely affected by (i) increased depreciation expense of $1.0 million related to acquisition date fair value adjustments and (ii) eliminating selling profits inherent in certain deferred revenues which reduced sales for the six months by $176,000.  Ignoring the purchase accounting adjustments, gross margin was 47.6% for the period ended December 31, 2008 and 47.3% for the period ended December 31, 2007.

Six Months	Gross Profit
Ended
December 31,		% of		% of		% of
(In thousands)	AMS	sales	ATS	sales	Total	sales

2008	$65,096	47.1%	$75,422	47.3%	$140,518	47.2%
2007	$48,060	34.6%	$59,188	36.5%	$107,248	35.6%

Gross margins in the AMS segment were 47.1% in 2008 and 34.6% in 2007.  Gross profit in 2008 was negatively impacted by purchase accounting adjustments of $398,000 versus $20.0 million in 2007. Ignoring the purchase accounting adjustments, gross margins were 47.3% in 2008 and 49.0% in 2007.  The decrease in gross margins is principally attributable to lower sales volumes of microelectronic modules and components, partially offset by an increase in sales volume of integrated circuits.

Gross margins in the ATS segment were 47.3% in 2008 and 36.5% in 2007. Gross profit in 2008 was negatively impacted by purchase accounting adjustments of $786,000 versus $15.8 million in 2007. Ignoring the purchase accounting adjustments, gross margins were 47.8% in 2008 and 45.8% in 2007.  Gross margins increased principally due to increased sales and margins in our wireless products and increased margins in our synthetic test products due to product mix.

Selling, General and Administrative Costs.  On a consolidated basis SG&A costs decreased 160 basis points as a percentage of sales from the six months ended December 31, 2007 to the six months ended December 31, 2008. Excluding merger related expenses ($2.8 million in 2008 and $4.0 million in 2007), stock compensation costs ($977,000 in 2008 and $2.3 million in 2007), acquisition related depreciation expense ($608,000 in 2008 and $546,000 in 2007), restructuring costs ($356,000 in 2008 and $1.8 million in 2007) and a one-time lease termination cost ($575,000 in 2007), SG&A was $60.9 million in 2008 and $61.7 million in 2007, representing a reduction of 3 basis points as a percentage of sales.

Six Months	Selling, General and Administrative Costs
Ended
December 31,		% of		% of			% of
(In thousands)	AMS	sales	ATS	sales	Corporate	Total	sales

2008	$21,085	15.2%	$34,114	21.4%	$10,459	$65,658	22.0%
2007	$20,893	15.0%	$37,849	23.4%	$12,245	$70,987	23.6%

Selling, general and administrative costs increased $192,000, or 1%, in the AMS segment.  Selling, general and administrative costs decreased $3.7 million, or 10%, in the ATS segment largely due to a $1.5 million reduction in restructuring costs and one time lease termination fees ($575,000) incurred in 2007.

Corporate general and administrative expenses decreased $1.8 million due to reductions in merger related expenses ($1.2 million) and stock-based compensation ($1.4 million) which are partially offset by increases in professional fees.

Selling, general and administrative expenses increased 20 basis points, as a percentage of sales, for AMS and decreased 200 basis points for ATS. Excluding restructuring costs ($356,000 in 2008 and $1.8 million in 2007), a one-time lease termination cost ($575,000 in 2007), stock compensation adjustment ($89,000 favorable impact in 2007), acquisition related depreciation expense ($479,000 in 2008 and $446,000 in 2007), the decrease for ATS was 80 basis points. Corporate general and administrative expenses decreased 55 basis points as a percentage of consolidated sales and excluding the merger related expenses, acquisition related depreciation and stock compensation costs, there was an increase of 30 basis points.

Research and Development Costs. On a consolidated basis, research and development expenses decreased 260 basis points as a percentage of sales.

Six Months	Research and Development Costs
Ended
December 31,		% of		% of		% of
(In thousands)	AMS	sales	ATS	sales	Total	sales

2008	$14,599	10.6%	$19,505	12.2%	$34,104	11.5%
2007	$15,164	10.9%	$27,416	16.9%	$42,580	14.1%

AMS segment self-funded research and development costs decreased $565,000, or 4%, primarily due to a reduction of microelectronic module projects.  As a percentage of sales, research and development costs decreased 30 basis points.

ATS segment self-funded research and development costs decreased $7.9 million, or 29%, primarily due to a reduction of $2.4 million in restructuring costs in our wireless business, the closing of our Burnham facility and reductions related to the completion of certain product development projects.

Acquired In-Process Research and Development Costs.  During the six months ended December 31, 2007 and in connection with the Company Sale Transaction, we recorded and immediately expensed $24.3 million of acquired in-process research and development (“IPR&D”) costs ($15.7 million in the AMS segment and $8.6 million in the ATS segment).  There were no comparable costs in the current period.

Restructuring costs.  The ATS segment incurred restructuring costs of $2.2 million in the six months ended December 31, 2008 ($1.6 million in cost of sales, $356,000 in S,G&A and $225,000 in R&D) related to further consolidation and reorganization efforts in our U.K. operations.  In comparison, in the six months ended December 31, 2007 the ATS segment incurred total restructuring costs of $4.8 million, ($379,000 in cost of sales, $1.8 million in S,G&A and $2.6 million in R&D), which costs also relate to consolidation and reorganization efforts in our U.K. operations.

Amortization of Acquired Intangibles.  Amortization of acquired intangibles decreased $511,000 in 2008 due to the impact of the change in foreign currency exchange rates, combined with the completion of amortization of acquired backlog.  The amortization for the AMS segment remained relatively unchanged and the ATS segment decreased $528,000.

Company Sale Transaction Expenses.  In the six months ended December 31, 2007, we incurred Company Sale Transaction expenses of $35.3 million, consisting primarily of merger related change of control, severance and other compensation payments, a break-up fee and its related lawsuit settlement charge and legal and other professional fees.  There were no comparable costs in the current period.

Other Income (Expense).  Interest expense was $42.5 million in the six months ended December 31, 2008 and $33.4 million in the six months ended December 31, 2007. The increase is due to the addition of $870 million of debt to finance the purchase of the Company on August 15, 2007.  Other income (expense) of $12.4 million for the six months ended December 31, 2008 consisted primarily of $11.2 million of foreign currency gains and $1.2 million of interest income and other miscellaneous income, net. Other income (expense) of $2.2 million for the six months ended December 31, 2007 consisted primarily of $1.2 million of foreign currency gains and $1.0 million of interest income and other miscellaneous income (expense), net.

Provision for Income Taxes.   The income tax benefit was $10.9 million for the six months ended December 31, 2008, an effective income tax rate of 49.7%.  We had an income tax benefit of $37.2 million, an effective income tax rate of 28.6% for the six months ended December 31, 2007. The effective income tax rate for the two periods differed from the amount computed by applying the U.S. Federal income tax rate to income before income taxes primarily due to foreign, state and local income taxes and, for 2007, the tax benefit was decreased for the impact of certain Company sale transaction expenses that were not deductible for tax purposes, as well as nondeductible IPR&D.  We paid income taxes of $2.4 million in the six months ended December 31, 2008 and $3.7 million in the six months ended December 31, 2007.

Income (loss) from Continuing Operations.  The loss from continuing operations was $11.0 million for the six months ended December 31, 2008 and $93.0 million for the six months ended December 31, 2007.  The improvement of $82.0 million was largely related to an increase in gross profit, primarily due to a reduction in the effect of purchase accounting adjustments, combined with other expenses incurred in FY07 that were not repeated such as acquired IPR&D of $24.3 million and sale transaction expenses of $35.3 million partially offset by the related tax effects.

Liquidity and Capital Resources

As of December 31, 2008, we had $73.7 million of cash and cash equivalents, $218.2 million in working capital and our current ratio was 2.4 to 1.  As of June 30, 2008, we had $54.1 million of cash and cash equivalents, $220.9 million in working capital and our current ratio was 2.4 to 1.

At December 31, 2008, our marketable securities consisted primarily of $17.8 million of auction rate securities, net of a $2.2 million valuation allowance, discussed below. Auction rate securities represent long-term (generally maturities of ten years to thirty-five years from the date of issuance) variable rate bonds tied to short-term interest rates that are reset through an auction process, which occurs every seven to thirty-five days, and are classified as available for sale securities. All but one (with the one security having a carrying value of $1.7 million and a AA rating) of our auction rate securities retain a triple-A rating by at least one nationally recognized statistical rating organization. In addition, certain of our auction rate securities are backed by student loans whose principal and interest are federally guaranteed by the Family Federal Education Loan Program.  We have redeemed $26.5 million of auction rate securities at par since February 8, 2008.

Given the high credit quality of our auction rate securities and our intent and ability to hold these securities until liquidity returns to the market or maturity, if necessary, we believe we will recover the full principal amount of $20.0 million, in the future. However, at December 31, 2008, we concluded that the fair value of our auction rate securities was $17.8 million. Since many auctions are failing and given that there is currently no active secondary market for our investment in auction rate securities, the determination of fair value was based on the following:

•	continuing illiquidity;
•	lack of action by the issuers to establish different forms of financing to replace or redeem these securities; and
•	the credit quality of the underlying securities.

Should credit market disruptions continue or increase in magnitude, we may be required to record a further impairment on our investments or consider that an ultimate liquidity event may take longer than currently anticipated.

Auction rate securities are classified as non-current assets in the accompanying December 31, 2008 and June 30, 2008 consolidated balance sheets.

Our principal liquidity requirements are to service our debt and interest and meet our working capital and capital expenditure needs. As of December 31, 2008, we had $882.6 million of debt outstanding (of which $878.5 million was long-term), including approximately $517.0 million under our senior secured credit facility, $225.0 million unsecured debt under our unsecured senior credit facility and $139.2 million under our senior subordinated unsecured credit facility, including paid-in-kind interest. Additionally, at December 31, 2008 we were able to borrow an additional $50.0 million under the revolving portion of our senior secured credit facility.

The following is a summary of required principal repayments of long-term debt for the next five years and thereafter as of December 31, 2008:

Twelve months ended December 31,	(In thousands)
2009	$4,070
2010	5,590
2011	5,610
2012	5,635
2013	5,250
Thereafter	856,416
Total	$882,571

We expect that cash generated from operating activities and availability under the revolving portion of the senior secured credit facility will be our principal sources of liquidity. Our ability to make payments on and to refinance our indebtedness and to fund working capital needs and planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. Based on our current level of operations, we believe our cash flow from operations and available borrowings under our senior secured credit facility will be adequate to meet our liquidity needs for at least the next twelve months. We cannot assure you, however, that our business will generate sufficient cash flow from operations, or those future borrowings will be available to us under our senior secured credit facility in an amount sufficient to enable us to repay our indebtedness or to fund other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before the maturity thereof. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

Cash Flows

For the six months ended December 31, 2008, our cash flow provided by continuing operations was $41.7 million.  Our investing activities from continuing operations used cash of $7.5 million, primarily for $8.4 million of capital expenditures. Our financing activities used cash of $4.5 million, primarily to repay indebtedness ($4.1 million).

For the six months ended December 31, 2007, our cash flow used in continuing operations was $22.6 million.  Our investing activities from continuing operations used cash of $1.2 billion, primarily for payments of $1.1 billion to predecessor shareholders and option holders, net of cash acquired, $6.3 million of capital expenditures and the purchase (net of sales) of marketable securities of $25.1 million. Our financing activities provided cash of $1.2 billion, primarily from borrowings under our credit facilities of $870.0 million on August 15, 2007 and proceeds from the issuance of common stock of $378.4 million, also on August 15, 2007.

Capital Expenditures

Capital expenditures were $8.4 million and $6.3 for the six months ended December 31, 2008 and 2007, respectively.  Our capital expenditures primarily consist of equipment replacements.

Contractual Obligations

The following table summarizes our obligations and commitments to make future payments under debt, and other obligations as of December 31, 2008:

Payments Due By Period (1)
	(In millions)
		Less Than			After
	Total	1 Year	1 - 3 Years	4 - 5 Years	5 Years

Senior secured credit facility	$517.0	$3.8	$10.5	$10.5	$492.2
Senior subordinated unsecured credit facility	225.0	-	-	-	225.0
Subordinated unsecured credit facility	139.2	-	-	-	139.2
Other long-term debt	1.4	0.3	0.7	0.4	-
Operating leases (2)	19.5	6.0	8.2	3.3	2.0
Employment agreements	7.9	3.1	4.0	0.8	-
Advisory fee (3)	11.0	2.2	4.4	4.4	-
Total	$921.0	$15.4	$27.8	$19.4	$858.4

(1)	Amounts do not include interest payments.

(2)	The Company does not expect any future minimum sub-lease rentals associated with operating lease commitments shown in the above table.

(3)
The annual advisory fee is payable to our Sponsors throughout the term of an advisory agreement, which has an initial term expiring on December 31, 2013 and is automatically renewable for additional one year terms thereafter unless terminated. For purposes of this table we have assumed that such agreement terminates December 31, 2013. The annual fee will be the greater of $2.2 million or 1.8% of adjusted EBITDA for the prior fiscal year, as defined in the agreement.

In the normal course of business, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. None of these obligations are individually significant. We do not expect that these commitments, as of December 31, 2008, will have a material adverse affect on our liquidity.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have material current or future effect upon our financial condition or results of operations.

Seasonality

Historically our net sales and earnings increase sequentially from quarter to quarter within a fiscal year, but the first quarter is typically less than the previous year’s fourth quarter.

Accounting Policies Involving Significant Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the revenues and expenses during the period reported. The following accounting policies require us to make estimates and assumptions based on the circumstances, information available and our experience and judgment. These estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. If actual results differ significantly from our estimates, our financial statements could be materially impacted.

Revenues and Cost Recognition.  We recognize revenue when persuasive evidence of an arrangement exists, the selling price is fixed or determinable, and collectibility of the resulting receivable is reasonably assured.

For arrangements other than certain long-term contracts, revenue (including shipping and handling fees) is recognized when products are shipped and title has passed to the customer. If title does not pass until the product reaches the customer’s delivery site, recognition of the revenue is deferred until that time. Certain of our sales are to distributors which have a right to return some portion of product within up to eighteen months of sale. We recognize revenue on these sales at the time of shipment to the distributor as the returns under these arrangements have been insignificant and can be reasonably estimated. A provision for such estimated returns is recorded at the time sales are recognized.

Long-term contracts are accounted for in accordance with SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”  We determine estimated contract profit rates and use the percentage-of-completion method to recognize revenues and associated costs as work progresses on certain long-term contracts. We measure the extent of progress toward completion generally based upon one of the following methods (based upon an assessment of which method most closely aligns to the underlying earnings process), (i) the units-of-delivery method, (ii) the cost-to-cost method, using the ratio of contract costs incurred as a percentage of total estimated costs at contract completion (based upon engineering and production estimates), or (iii) the achievement of contractual milestones. Provisions for anticipated losses or revisions in estimated profits on contracts-in-process are recorded in the period in which such anticipated losses or revisions become evident.

Revenue from sales of products where software is other than incidental to their performance, including related software support and maintenance contracts is recognized in accordance with SOP-97-2, “Software Revenue Recognition.” Accordingly, revenue for software is recognized when the software is delivered, provided the requisite criteria for revenue recognition are met.

When a customer purchases software together with post contract support, we allocate a portion of the fee to the post contract support for its fair value based on the contractual renewal rate or the amount the support is sold for on a standalone basis. Post contract support fees are deferred in Advance Payments by Customers and Deferred Revenue and recognized as revenue ratably over the term of the related contract.

Inventories.  Inventories are valued at the lower of cost (first-in, first-out) or market.  Inventory levels are maintained in relation to expected sales volumes. We periodically evaluate the net realizable value of our inventory. Numerous analyses are applied including lower of cost or market analysis, forecasted sales requirements and forecasted warranty requirements. After taking these and other factors into consideration, such as technological changes, age and physical condition, appropriate adjustments are recorded to the inventory balance. If actual conditions differ from our expectation, then inventory balances may be over or under valued, which could have a material effect on our results of operations and financial condition.

Purchase Accounting and Recoverability of Long-Lived and Intangible Assets.  Determining the fair value of certain assets and liabilities acquired in a business combination is judgmental in nature and often involves the use of significant estimates and assumptions. There are various methods used to estimate the value of tangible and intangible assets acquired, such as discounted cash flow and market multiple approaches. Some of the more significant estimates and assumptions inherent in the two approaches include: projected future cash flows (including timing); discount rate reflecting the risk inherent in the future cash flows; perpetual growth rate; determination of appropriate market comparables; and the determination of whether a premium or a discount should be applied to comparables. There are also judgments made to determine the expected useful lives assigned to each class of assets and liabilities acquired. Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed. We perform an assessment of whether there is an indication that goodwill is impaired on an annual basis unless events or circumstances warrant a more frequent assessment. The impairment assessment involves, among other things, an estimation of the fair value of each of our reporting units. We engage an independent valuation expert using both a market value approach, when applicable and an income based approach to assist us in estimating those fair values. Such estimates are inherently subjective, and subject to change in future periods.

In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in the impairment of goodwill and other long lived assets, as well as a reduction in the useful lives of such depreciable or amortizable long lived assets. Impairment charges and the reduction in useful lives could have a material impact on our results of operations and financial condition.

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

Long-lived assets other than goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of any such asset may be impaired. We evaluate the recoverability of such assets by estimating future cash flows. If the sum of the undiscounted cash flows expected to result from the use of the assets and their eventual disposition is less than the carrying amount of the assets, we will recognize an impairment loss to the extent of the excess of the carrying amount of the assets over the discounted cash flows.

If our actual results are not as favorable as the forecasted results used in our impairment reviews of goodwill and other long-lived assets, impairment charges may be necessary which could have a material effect on our results of operations and financial condition.

Restructuring Charges.  When we incur a liability related to a restructuring charge, we estimate and record all appropriate expenses. These expenses include severance, retention bonuses, fringe benefits, asset impairment, buyout of leases and inventory write-downs. To the extent that our estimates differ from actual expenses, there could be significant additional expenses or reversals of previously recorded charges in the future.

Income Taxes.  Significant judgment is required in determining our worldwide income tax provision. In the ordinary course of a global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of revenue sharing and cost reimbursement arrangements among related entities, the process of identifying items of revenues and expense that qualify for preferential tax treatment and segregation of foreign and domestic income and expense to avoid double taxation. No assurance can be given that the final tax outcome of these matters will not be different than that which is reflected in our historical income tax provisions and accruals. Such differences could have a material effect on our income tax provision and net earnings in the period in which such determination is made.

We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, there is no assurance that sufficient taxable income will be generated in future years or that tax strategies will continue to be prudent. Accordingly, the valuation allowance might need to be increased to cover additional deferred tax assets that may not be realizable. Any increase in the valuation allowance could have a material adverse impact on our income tax provision and net earnings in the period in which such determination is made.

Share-Based Compensation.  We are required to record the fair value of share based compensation awards as an expense. In order to determine the fair value of stock options on the date of grant, the Company utilizes the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock price volatility, option life, risk-free interest rate and dividend yield. Expected volatilities are based on historical volatility of our shares using daily price observations over a period consistent with the expected life. We used the safe harbor guidance in Staff Accounting Bulletin (“SAB”) 107 to estimate the expected life of options granted during fiscal 2007 and 2006. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods similar to the expected life. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock price volatility and option life assumptions require a greater level of judgment which makes them critical accounting estimates.

Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements,” to clarify the definition of fair value, establish a framework for measuring fair value and expand the disclosures on fair value measurements.  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).  SFAS 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13.”  This FSP amends SFAS 157 to exclude certain leasing transactions accounted for under previously existing accounting guidance.  However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination, regardless of whether those assets and liabilities are related to leases.

In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date for FASB Statement No. 157.”  This FSP permits the delayed application of SFAS 157 for nonfinancial assets and nonfinancial liabilities, as defined in this FSP, except for those that are recognized or disclosed at fair value in the financial statements at least annually, until the beginning of our fiscal 2010.  As of July 1, 2008, we adopted SFAS 157 (see Note 8), with the exception of its application to nonfinancial assets and nonfinancial liabilities, which we will defer in accordance with FSP No. FAS 157-2.  We are currently evaluating the impact on our consolidated financial statements of adopting SFAS 157 at the beginning of fiscal 2010 for such nonfinancial assets and nonfinancial liabilities.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  The FSP was effective upon issuance, including prior periods for which financial statements were not issued.  Revisions resulting from a change in the valuation technique or its application will be accounted for as a change in accounting estimate following the guidance in SFAS 154, “Accounting Changes and Error Corrections.”  However, the disclosure provisions in SFAS 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application.  We adopted SFAS 157 and FSP FAS 157-3 beginning in our fiscal 2009 first quarter (see Note 8).  As of December 31, 2008, we have a $2.2 million valuation allowance against the value of our auction rate securities.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value.  An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred.  SFAS 159 became effective for us as of July 1, 2008.  As we did not elect the fair value option for our financial instruments (other than those already measured at fair value in accordance with SFAS No. 157), the adoption of this standard did not have an impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2007, the FASB issued SFAS 141(R), “Business Combinations.” SFAS 141(R) replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for us for acquisitions consummated on or after July 1, 2009.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51.” SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact, if any, the provisions of SFAS 160 will have on our consolidated financial statements.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.”  SFAS 161 requires qualitative disclosures about a company’s objectives and strategies for using derivative instruments, quantitative disclosures of the fair values and gains and losses of these derivative instruments in a tabular format, as well as more information about liquidity by requiring disclosure of a derivative contract’s credit-risk-related contingent features.  SFAS 161 also requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. We are currently evaluating the disclosure requirements of SFAS 161. As this is a disclosure-only standard, there will be no impact on our consolidated financial statements as a result of its adoption. SFAS 161 becomes effective for our March 2009 interim consolidated financial statements.

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets.”  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.” This FSP also adds certain disclosures to those already prescribed in SFAS 142.  FSP 142-3 becomes effective for the annual and interim periods within the year, beginning in our fiscal 2010. The guidance for determining useful lives must be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements must be applied prospectively to all intangible assets recognized as of the effective date.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions in this FSP.  Early application of this FSP is prohibited.  We have not issued any share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents.

In November 2008, the FASB ratified the consensus reached on EITF Issue No. 08-6, “Accounting for Equity Method Investment Considerations.”  EITF No. 08-6 addresses questions about the potential effect of SFAS No. 141(R) and SFAS No. 160 on equity-method accounting.  The primary issues include how the initial carrying value of an equity method investment should be determined, how to account for any subsequent purchases and sales of additional ownership interests, and whether the investor must separately assess its underlying share of the investee’s indefinite-lived intangible assets for impairment.  The effective date of EITF No. 08-6 coincides with that of SFAS No. 141(R) and SFAS No. 160 and is to be applied on a prospective basis beginning in the Company’s fiscal 2010.  Early adoption is not permitted for entities that previously adopted an alternate accounting policy.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.  We are subject to interest rate risk in connection with borrowings under our senior secured credit facility.  Although we currently have interest rate swap agreements hedging portions of this debt, these will expire before the borrowings are fully repaid. As of December 31, 2008, we have $517.0 million outstanding under the term-loan portion of our senior secured credit facility, some of which is subject to variable interest rates. Each change of 0.125% in interest rates would result in a $52,000 change in our annual interest expense on the un-hedged portion of the term-loan borrowings and a $63,000 change in our annual interest expense on the revolving loan borrowings, assuming the entire $50.0 million was outstanding.  Any debt we incur in the future may also bear interest at floating rates.

Foreign Currency Risk.  Foreign currency contracts are used in certain circumstances to protect us from fluctuations in exchange rates. We enter into foreign currency contracts, which are not designated as hedges. Thus the change in fair value is included in income as it occurs, within other income (expense). As of December 31, 2008, we had $8.1 million of notional value foreign currency forward contracts maturing through March 2009. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts. The fair value of these contracts was a $792,000 liability at December 31, 2008 and a $13,000 asset at June 30, 2008.  If foreign currency exchange rates (primarily the British pound and the Euro) change by 10% from the levels at December 31, 2008, the effect on our comprehensive income would be approximately $22.2 million.

Inflation Risk.  Inflation has not had a material impact on our results of operations or financial condition during the preceding three years.

ITEM 4T – CONTROLS AND PROCEDURES

Our disclosure controls and procedures under the Securities Exchange Act of 1934, as amended, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Principal Executive Officer and the Principal Financial Officer, with the assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2008 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

During the quarter ended March 31, 2007, we became aware that certain RadHard bidirectional multipurpose transceivers sold by us since 1999 may have been subject to the licensing jurisdiction of the U.S. Department of State in accordance with the International Traffic in Arms Regulations (“ITAR”). Accordingly, we filed a Voluntary Disclosure with the Directorate of Defense Trade Controls, Department of State, describing the details of the possible inadvertent misclassification. Simultaneously, we filed a Commodity Jurisdiction request providing detailed information and data supporting our contention that the product is not subject to ITAR and requesting a determination that such product is not ITAR controlled. By letter dated November 15, 2007, we were informed that the U.S. Department of State had determined in response to our Commodity Jurisdiction request, that the product is subject to the licensing jurisdiction of the U.S. Department of State in accordance with ITAR. We requested reconsideration of this determination. On February 7, 2008, we filed an addendum to the above referenced Voluntary Disclosure advising the Directorate of Defense Trade Controls that other products sold by us similar in nature to the transceiver described above may also be subject to the ITAR. The Directorate of Defense Trade Controls agreed to extend our time to file such addendum to the Voluntary Disclosure until a decision was rendered with respect to our request for reconsideration of the determination in connection with the above-referenced Commodity Jurisdiction request. On August 5, 2008, we received a letter from the Office of Defense Trade Controls Compliance (“DTCC”) requesting that we provide documentation and/or information relating to our compliance initiatives after November 15, 2007 as well as the results of any product reviews conducted by us, and indicating that a civil penalty against us could be warranted in connection with this matter following the review of such materials. We have provided all of the materials and documentation requested by the DTCC.  Our request for reconsideration was denied by the Directorate of Defense Trade Controls on August 19, 2008 which determined that the product is subject to the licensing jurisdiction of the Department of State in accordance with ITAR. Accordingly, on September 18, 2008, we filed an addendum to our Voluntary Disclosure identifying other products that may have been subject to the licensing jurisdiction of the U.S. Department of State in accordance with the ITAR but were inadvertently misclassified.  At this time it is not possible to determine whether any fines or other penalties will be asserted against us, or the materiality of any outcome.

During May 2008, we became further aware that a certain product sold by our KDI subsidiary may have inadvertently been misclassified as not ITAR controlled. On August 5, 2008, we filed a Voluntary Disclosure with the Directorate of Defense Trade Controls, Department of State, describing the inadvertent misclassification of this product.  At this time it is not possible to determine whether any fines or other penalties will be asserted against us with respect to the foregoing matters, or the materiality of any outcome.

During November 2008, we became aware that our Hauppauge facility had shipped two ITAR controlled products to a foreign customer, but inadvertently had noted on the requisite paperwork that only one ITAR controlled product was included in the shipment.  We intend to file a voluntary disclosure with the Directorate of Defense Trade Controls, U.S. Department of State, informing them of this mistake.  At this time it is not possible to determine whether any fines or other penalties will be asserted against us, or the materiality of any outcome.

During January 2009, we became aware that a certain product sold by our Powell subsidiary, for which an ITAR marketing license had been properly issued by the U.S. Department of State, mistakenly was taken out of the country by an employee without first obtaining the required U.S. Customs signature upon departure.   We intend to file a voluntary disclosure shortly advising the U.S. Department of State of this mistake. At this time it is not possible to determine whether any fines or other penalties will be asserted against us, or the materiality of any outcome.

An amended class action complaint was filed against us and the Predecessor Entity’s board of directors on June 20, 2007 in the Supreme Court of the State of New York, Nassau County. The complaint alleges that the board breached its fiduciary duties to our stockholders (i) by issuing a preliminary proxy statement on June 5, 2007 that was issued in connection with seeking stockholder approval of the Merger and (ii) in approving certain amendments, that were allegedly beyond the scope of our corporate powers, to our SERP and the employment agreements of defendants Harvey R. Blau, our then Chairman and Chief Executive Officer, and Leonard Borow, our then President and Chief Operating Officer and currently, the Successor Entity’s President and Chief Executive Officer. We are currently in settlement discussions with the plaintiffs and have accrued an insignificant liability for the settlement.

We are also involved in various other claims and legal actions that arise in the ordinary course of business. We do not believe that the ultimate resolution of any of these actions will have a material adverse effect on our financial position, results of operations, liquidity or capital resources.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from the risk factors disclosed in the Registration Statement on Form S-1 filed on February 2, 2009, and which became effective on February 11, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.  Exhibits

Exhibit No.	Exhibit Description

10.1
Amendment No.3 to Employment Agreement between Aeroflex Incorporated and Carl Caruso, effective December 24, 2008 (incorporated by reference to Exhibit 10.27 to Amendment No. 1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on January 16, 2009).

10.2
Amendment No. 1 to Employment Agreement between Aeroflex Incorporated  and Leonard Borow, effective December 31, 2008 (incorporated by  reference to Exhibit 10.28 to Amendment No. 1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on January 16, 2009).

10.3
Amendment No. 1 to Employment Agreement between Aeroflex Incorporated and John Buyko, effective December 31, 2008 (incorporated by  reference to Exhibit 10.29 to Amendment No. 1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on January 16, 2009).

10.4
Amendment No. 3 to Employment Agreement between Aeroflex Incorporated and John Adamovich, Jr., effective December 31, 2008 (incorporated by  reference to Exhibit 10.30 to Amendment No. 1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on January 16, 2009).

10.5
Amendment No. 2 to Employment Agreement between Aeroflex Incorporated and Charles Badlato, effective December 31, 2008 (incorporated by  reference to Exhibit 10.31 to Amendment No. 1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on January 16, 2009).

10.6
 Amendment No. 4 to Employment Agreement between Aeroflex Incorporated and Carl Caruso, effective December 31, 2008 (incorporated by  reference to Exhibit 10.32 to Amendment No. 1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on January 16, 2009).

31.1	Certification pursuant to Rules 13a-14(a)/15d-14a as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rules 13a-14(a)/15d-14a as adopted pursuant to Section 302 of the Sarbanes-Oxley Act 2002.

31.3	Certification pursuant to Rules 13a-14(a)/15d-14a as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEROFLEX INCORPORATED
(REGISTRANT)

February 17, 2009	/s/ John Adamovich, Jr.
John Adamovich, Jr.
Sr. Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description

10.1
Amendment No.3 to Employment Agreement between Aeroflex Incorporated and Carl Caruso, effective December 24, 2008 (incorporated by reference to Exhibit 10.27 to Amendment No. 1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on January 16, 2009).

10.2
Amendment No. 1 to Employment Agreement between Aeroflex Incorporated  and Leonard Borow, effective December 31, 2008 (incorporated by  reference to Exhibit 10.28 to Amendment No. 1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on January 16, 2009).

10.3
Amendment No. 1 to Employment Agreement between Aeroflex Incorporated and John Buyko, effective December 31, 2008 (incorporated by  reference to Exhibit 10.29 to Amendment No. 1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on January 16, 2009).

10.4
Amendment No. 3 to Employment Agreement between Aeroflex Incorporated and John Adamovich, Jr., effective December 31, 2008 (incorporated by  reference to Exhibit 10.30 to Amendment No. 1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on January 16, 2009).

10.5
Amendment No. 2 to Employment Agreement between Aeroflex Incorporated and Charles Badlato, effective December 31, 2008 (incorporated by  reference to Exhibit 10.31 to Amendment No. 1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on January 16, 2009).

10.6
 Amendment No. 4 to Employment Agreement between Aeroflex Incorporated and Carl Caruso, effective December 31, 2008 (incorporated by  reference to Exhibit 10.32 to Amendment No. 1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on January 16, 2009).

31.1	Certification pursuant to Rules 13a-14(a)/15d-14a as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rules 13a-14(a)/15d-14a as adopted pursuant to Section 302 of the Sarbanes-Oxley Act 2002.

31.3	Certification pursuant to Rules 13a-14(a)/15d-14a as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.