Form 10-Q
period 2009-03-31
AEROFLEX INC
filed 2009-05-14
CIK 2601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
__________________

FORM 10-Q
__________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2009
Commission File Number 000-02324
__________________________

AEROFLEX INCORPORATED

(Exact name of Registrant as specified in its Charter)

DELAWARE	11-1974412
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

35 South Service Road
P.O. Box 6022
Plainview, N.Y.	11803-0622
(Address of principal executive offices)	(Zip Code)
(516) 694-6700
(Registrant’s telephone number, including area code)
________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐                       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.
May 14, 2009	1,000

(Date)	(Number of Shares)

AEROFLEX INCORPORATED
AND SUBSIDIARIES

INDEX

		PAGE
	PART 1: FINANCIAL INFORMATION

Item 1	UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31, 2009 and June 30, 2008	2

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended March 31, 2009 and 2008
	Nine Months Ended March 31, 2009 and
	Periods from July 1, 2007 to August 14, 2007
	and August 15, 2007 to March 31, 2008	3 – 4

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended March 31, 2009 and
	Periods from July 1, 2007 to August 14, 2007
	and August 15, 2007 to March 31, 2008	5

	NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	6 – 38

Item 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
	RESULTS OF OPERATIONS
	Three and Nine Months Ended March 31, 2009 and 2008	39 – 53

Item 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	53

Item 4T	CONTROLS AND PROCEDURES	53

	PART II: OTHER INFORMATION

Item 1	LEGAL PROCEEDINGS	54

Item 1A	RISK FACTORS	55

Item 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	55

Item 3	DEFAULTS UPON SENIOR SECURITIES	55

Item 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	55

Item 5	OTHER INFORMATION	56

Item 6	EXHIBITS	56

SIGNATURES		57

EXHIBIT INDEX		58

CERTIFICATIONS		59 – 63

Aeroflex Incorporated
and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except share and per share data )

	March 31,	June 30,
	2009	2008
	Successor Entity	Successor Entity
Assets
Current assets:
Cash and cash equivalents	$53,931	$54,149
Accounts receivable, less allowance for doubtful accounts of $3,059 and $2,683	113,468	147,983
Inventories	137,854	134,891
Deferred income taxes	25,736	27,039
Prepaid expenses and other current assets	10,897	12,184
Total current assets	341,886	376,246

Property, plant and equipment, net	98,173	104,649
Non-current marketable securities	17,523	19,960
Deferred financing costs, net	26,947	30,185
Other assets	15,611	18,560
Intangible assets with definite lives, net	298,594	344,866
Intangible assets with indefinite lives	113,665	123,378
Goodwill	454,252	461,155

Total assets	$1,366,651	$1,478,999

Liabilities and Stockholder's Equity
Current liabilities:
Current portion of long-term debt	$5,383	$5,574
Accounts payable	36,811	39,382
Advance payments by customers and deferred revenue	32,731	27,144
Income taxes payable	11,373	1,936
Accrued payroll expenses	20,979	24,525
Accrued expenses and other current liabilities	34,359	56,830
Total current liabilities	141,636	155,391

Long-term debt	881,213	873,237
Deferred income taxes	123,448	159,457
Defined benefit plan obligations	6,043	6,263
Other long-term liabilities	23,314	8,003
Total liabilities	1,175,654	1,202,351

Stockholder's equity:
Common stock, par value $.10 per share; authorized 1,000 shares; issued and outstanding 1,000 shares	-	-
Additional paid-in capital	396,018	381,666
Accumulated other comprehensive income (loss)	(74,858)	407
Accumulated deficit	(130,163)	(105,425)
Total stockholder's equity	190,997	276,648

Total liabilities and stockholder's equity	$1,366,651	$1,478,999

See notes to unaudited condensed consolidated financial statements.

Aeroflex Incorporated and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(In thousands)

	Three Months Ended March 31,
	2009	2008
	Successor Entity	Successor Entity

Net sales	$139,439	$157,304
Cost of sales	72,834	88,068
Gross profit	66,605	69,236

Selling, general and administrative costs	30,954	32,194
Research and development costs	17,941	18,154
Amortization of acquired intangibles	14,956	20,872
Acquired in-process research and development costs	2,291	-
Company sale transaction expenses	-	850
	66,142	72,070
Operating income (loss)	463	(2,834)

Other income (expense)
Interest expense	(20,566)	(20,536)
Other income (expense), net	(47)	1,960
Total other income (expense)	(20,613)	(18,576)

Income (loss) from continuing operations before income taxes	(20,150)	(21,410)
Provision (benefit) for income taxes	(6,416)	(5,973)
Income (loss) from continuing operations	(13,734)	(15,437)

Income (loss) from discontinued operations, net of taxes	-	(968)

Net income (loss)	$(13,734)	$(16,405)

See notes to unaudited condensed consolidated financial statements.

Aeroflex Incorporated and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(In thousands)

	Nine Months Ended	August 15, 2007	July 1, 2007
	March 31, 2009	to March 31, 2008	to August 14, 2007
	Successor Entity	Successor Entity	Predecessor Entity

Net sales	$437,099	$420,076	$38,221
Cost of sales	229,976	258,952	22,861
Gross profit	207,123	161,124	15,360

Selling, general and administrative costs	96,612	84,150	19,031
Research and development costs	52,045	48,556	12,178
Amortization of acquired intangibles	47,546	52,281	1,692
Acquired in-process research and development costs	2,291	24,340	-
Company sale transaction expenses	-	32,459	3,717
	198,494	241,786	36,618
Operating income (loss)	8,629	(80,662)	(21,258)

Other income (expense)
Interest expense	(63,031)	(53,649)	(275)
Other income (expense), net	12,366	3,881	294
Total other income (expense)	(50,665)	(49,768)	19

Income (loss) from continuing operations before income taxes	(42,036)	(130,430)	(21,239)
Provision (benefit) for income taxes	(17,298)	(36,389)	(6,831)
Income (loss) from continuing operations	(24,738)	(94,041)	(14,408)

Income (loss) from discontinued operations, net of taxes	-	(2,457)	(2,508)

Net income (loss)	$(24,738)	$(96,498)	$(16,916)

See notes to unaudited condensed consolidated financial statements.

Aeroflex Incorporated
and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended	August 15, 2007	July 1, 2007
	March 31,	to March 31,	to August 14,
	2009	2008	2007
	Successor Entity	Successor Entity	Predecessor Entity
Cash flows from operating activities:
Net income (loss)	$(24,738)	$(96,498)	$(16,916)
Loss from discontinued operations, net of taxes	-	2,457	2,508
Income (loss) from continuing operations	(24,738)	(94,041)	(14,408)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	63,659	66,465	3,662
Acquired in-process research and development costs	2,291	24,340	-
Acquisition related adjustment to cost of sales	-	38,968	-
Acquisition related adjustment to sales	240	2,235	-
Deferred income taxes	(27,851)	(38,751)	5,284
Non - cash share based compensation	1,466	2,634	214
Amortization of deferred financing costs	3,579	2,812	217
Paid in kind interest	11,913	7,605	-
Excess tax benefits from share based compensation arrangements	-	-	(12,542)
Other, net	729	651	(24)
Change in operating assets and liabilities, net of effects from purchases of businesses:
Decrease (increase) in accounts receivable	21,185	(30,689)	47,889
Decrease (increase) in inventories	(14,451)	8,008	(12,885)
Decrease (increase) in prepaid expenses and other assets	2,253	24	(26,899)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(5,282)	(16,948)	21,246

Net cash provided by (used in) continuing operations	34,993	(26,687)	11,754
Net cash provided by (used in) discontinued operations	-	(3,133)	(461)
Net cash provided by (used in) operating activities	34,993	(29,820)	11,293

Cash flows from investing activities:
Acquisition of Predecessor Entity, net of cash acquired	-	(1,118,293)	-
Payments for purchase of businesses, net of cash acquired	(7,832)	1,522	-
Capital expenditures	(12,958)	(8,528)	(1,088)
Proceeds from the sale of property, plant and equipment	1,359	30	-
Purchase of marketable securities	-	(631,805)	(53,828)
Proceeds from sale of marketable securities	-	599,977	63,328
Other	(4)	-	-

Net cash provided by (used in) investing activities by continuing operations	(19,435)	(1,157,097)	8,412
Net cash provided by (used in) discontinued operations	-	(32)	(6)
Net cash provided by (used in) investing activities	(19,435)	(1,157,129)	8,406

Cash flows from financing activities:
Proceeds from issuance of common stock	-	378,350	-
Borrowings under debt agreements	-	870,000	-
Debt repayments	(4,129)	(4,453)	(29)
Debt financing costs	(340)	(27,436)	(477)
Excess tax benefits from share based compensation arrangements	-	-	12,542
Proceeds from the exercise of stock options and warrants	-	-	583
Amounts paid for withholding taxes on stock option exercises	-	(14,142)	(56)
Withholding taxes collected for stock option exercises	-	14,142	56
Net cash provided by (used in) financing activities	(4,469)	1,216,461	12,619
Effect of exchange rate changes on cash and cash equivalents	(11,307)	(2,305)	178

Net increase (decrease) in cash and cash equivalents	(218)	27,207	32,496
Cash and cash equivalents at beginning of period	54,149	-	13,000
Cash and cash equivalents at end of period	$53,931	$27,207	$45,496

See notes to unaudited condensed consolidated financial statements.

AEROFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

Results of operations for the three and nine months ended March 31, 2009 are not necessarily indicative of results of operations for future interim periods or for the full fiscal year ending June 30, 2009.

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

The condensed consolidated financial statements presented as of March 31, 2009 and June 30, 2008, and for the three months ended March 31, 2009 and 2008, the nine months ended March 31, 2009 and the period from August 15, 2007 to March 31, 2008 represent the Company subsequent to the Merger (the “Successor” or “Successor Entity”), whereas the condensed consolidated financial statements for the period from July 1, 2007 to August 14, 2007 represent the Company prior to the Merger (the “Predecessor” or “Predecessor Entity”). The purchase method of accounting was applied effective August 15, 2007 in connection with the Merger. Therefore, our condensed consolidated financial statements for periods before August 15, 2007 are presented on a different basis than those for the periods after August 14, 2007 and, as such, are not comparable.

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires that management of the Company make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the more significant estimates included in our consolidated financial statements are revenue and cost recognition under long-term contracts; the valuation of accounts receivable, inventories, investments and deferred tax assets; the depreciable lives of fixed assets and useful lives of amortizable intangible assets; the valuation of assets acquired and liabilities assumed in business combinations; the recoverability of long-lived amortizable intangible assets and goodwill; share-based compensation; restructuring charges; asset retirement obligations and certain accrued expenses and contingencies.

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

At March 31, 2009, our marketable securities consisted of $17.5 million of auction rate securities, which is net of a $2.4 million valuation allowance. Auction rate securities represent long-term (generally maturities of ten years to thirty-five years from the date of issuance) variable rate bonds tied to short-term interest rates that are reset through an auction process, which occurs every seven to thirty-five days, and are classified as available for sale securities. All but one (with the one security having a carrying value of $1.6 million and an A rating) of our auction rate securities retain a triple-A rating by at least one nationally recognized statistical rating organization. In addition, certain of our auction rate securities are backed by student loans whose principal and interest are federally guaranteed by the Family Federal Education Loan Program. Through March 31, 2009, we have collected all interest payments on all our auction rate securities when due, and since early February 2008 (when auctions began to fail) have redeemed $26.5 million of auction rate securities at par.

At March 31, 2009, the par value of our auction rate securities was $19.9 million; however we have estimated that the fair value of our auction rate securities as of that date was $17.5 million.  Since many auctions are failing and given that there is currently no active secondary market for our investment in auction rate securities, the determination of fair value was based on the following factors:

•	continuing illiquidity;
•	lack of action by the issuers to establish different forms of financing to replace or redeem these securities; and
•	the credit quality of the underlying securities.

As fair values have continued to be below cost, we have considered various factors in determining whether to recognize an other than temporary impairment charge, including the length of time and the extent to which the fair value has been below the cost basis, the current financial condition of the issuer and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

Auction rate securities are classified as non-current assets in the accompanying March 31, 2009 and June 30, 2008 consolidated balance sheets.

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

See Note 8 for more details.

Revenue Recognition
We recognize revenue when persuasive evidence of an arrangement exists, the selling price is fixed or determinable, and collectability of the resulting receivable is reasonably assured.

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

Research and Development Costs
We charge all research and development costs to expense as incurred, except those of our software products for which costs incurred between the date of product technological feasibility and the date that the software is available for general release are capitalized. We use a working model of the software or a detailed program design to assess technological feasibility. There were software development costs capitalized of $0 and $437,000 for the three months ended March 31, 2009 and 2008, respectively, and $437,000 and $0 for the periods from August 15, 2007 to March 31, 2008 and July 1, 2007 to August 14, 2007, respectively.  Approximately $209,000 of software development costs were capitalized during the nine months ended March 31, 2009.  Capitalized software development costs are amortized to cost of sales based on the higher of a) the percentage of revenue for units delivered to total anticipated revenue for the related product, or b) on a straight-line basis.  Capitalized software development costs of $331,000 and $1.2 million were included in Other Assets at March 31, 2009 and June 30, 2008, respectively.

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

Gains and losses resulting from the translation of financial statements of foreign subsidiaries are accumulated in other comprehensive income (loss) and presented as part of stockholder’s equity. Realized and unrealized foreign currency exchange gains (losses) from the settlement of foreign currency transactions are reflected in other income (expense) and amounted to $(669,000) and $820,000 for the three months ended March 31, 2009 and 2008, respectively, and $10.5 million, $1.8 million and $193,000 for the nine months ended March 31, 2009 and the periods from August 15, 2007 to March 31, 2008 and July 1, 2007 to August 14, 2007, respectively.

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

In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date for FASB Statement No. 157.”  This FSP permits the delayed application of SFAS 157 for nonfinancial assets and nonfinancial liabilities, as defined in this FSP, except for those that are recognized or disclosed at fair value in the financial statements at least annually, until the beginning of our fiscal 2010.  As of July 1, 2008, we adopted SFAS 157 (see Note 9), with the exception of its application to nonfinancial assets and nonfinancial liabilities, which we will defer in accordance with FSP No. FAS 157-2.  We are currently evaluating the impact on our consolidated financial statements of adopting SFAS 157 at the beginning of fiscal 2010 for such nonfinancial assets and nonfinancial liabilities.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  The FSP was effective upon issuance, including prior periods for which financial statements were not issued.  Revisions resulting from a change in the valuation technique or its application will be accounted for as a change in accounting estimate following the guidance in SFAS 154, “Accounting Changes and Error Corrections.”  However, the disclosure provisions in SFAS 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application.  We adopted SFAS 157 and FSP FAS 157-3 beginning in our fiscal 2009 first quarter (see Note 9).  As of March 31, 2009, we have a $2.4 million valuation allowance against the value of our auction rate securities.

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

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.”  SFAS 161 requires qualitative disclosures about a company’s objectives and strategies for using derivative instruments, quantitative disclosures of the fair values and gains and losses of these derivative instruments in a tabular format, as well as more information about liquidity by requiring disclosure of a derivative contract’s credit-risk-related contingent features.  SFAS 161 also requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments.  We adopted this disclosure-only standard beginning in our fiscal 2009 third quarter.

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

In November 2008, the FASB ratified the consensus reached on EITF Issue No. 08-6, “Accounting for Equity Method Investment Considerations.”  EITF No. 08-6 addresses questions about the potential effect of SFAS No. 141(R) and SFAS No. 160 on equity-method accounting.  The primary issues include how the initial carrying value of an equity method investment should be determined, how to account for any subsequent purchases and sales of additional ownership interests, and whether the investor must separately assess its underlying share of the investee’s indefinite-lived intangible assets for impairment.  The effective date of EITF No. 08-6 coincides with that of SFAS No. 141(R) and SFAS No. 160 and is to be applied on a prospective basis beginning in our fiscal 2010.  Early adoption is not permitted for entities that previously adopted an alternate accounting policy.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” principally to require publicly traded companies to provide disclosures about fair value of financial instruments in interim financial information.  The adoption of this disclosure-only guidance will not have an impact on our consolidated financial statements and is effective beginning with our fiscal 2009 interim period ending June 30, 2009.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably determined.  If the fair value of such assets or liabilities cannot be reasonably determined, then they would generally be recognized in accordance with SFAS No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss – an interpretation of FASB Statement No. 5.”  This FSP also amends the subsequent accounting for assets and liabilities arising from contingencies in a business combination and certain other disclosure requirements.  This FSP is effective for the Company for assets or liabilities arising from contingencies in business combinations that are consummated on or after July 1, 2009.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157 when there has been a significant decrease in market activity for a financial asset or liability in relation to normal activity and circumstances that may indicate that a transaction is not orderly. An entity is required to base its conclusion about whether a transaction was distressed on the weight of the evidence presented.  This FSP also re-affirms that the objective of fair value, when the market for an asset is not active, is the price that would be received to sell the asset in an orderly market (as opposed to a distressed or forced transaction).  Additional enhanced disclosures are also required in accordance with this FSP.  FSP No. FAS 157-4 must be applied prospectively and is effective for interim and annual periods ending after June 15, 2009.  We are currently evaluating the impact, if any, the provisions of FSP No. FAS 157-4 will have on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP No. FAS 115-2”).  FSP No. FAS 115-2 provides additional guidance on the timing of impairment recognition and greater clarity about the credit and noncredit components of impaired debt securities that are not expected to be sold.  FSP No. FAS 115-2 also requires additional disclosures about impairments in interim and annual reporting periods.  FSP No. FAS 115-2 is effective for the Company for the quarter ending June 30, 2009.  We are currently evaluating the impact the provisions of FSP No. FAS 115-2 and FAS 124-2 will have on our consolidated financial statements.

2.	Discontinued Operations

As a result of continued operating losses, in June 2007 our then board of directors approved a formal plan to divest our radar business (“Radar”) and to seek a strategic buyer. This business had previously been included in the Test Solutions segment.  As a result of this decision, the operating results of Radar, net of taxes, had been classified in the consolidated statements of operations as discontinued operations for all periods presented. We recorded a loss on disposal of $3.7 million ($2.4 million, net of tax) in the predecessor period July 1, 2007 to August 14, 2007, to reflect the net assets of Radar at their net realizable value based on the May 15, 2008 sale of the business for $750,000. The sale agreement provided for additional contingent consideration, which was not included in the calculation of the loss on disposal as realization was not probable.

Net sales and income (loss) from discontinued operations (including impairment charges), which were solely related to Radar, were as follows:

	Three Months	August 15, 2007	July 1, 2007
	Ended	to	to
	March 31,	March 31,	August 14,
	2008	2008	2007
	Successor	Successor	Predecessor
	(In thousands)

Net sales	$178	$756	$120

Income (loss) from discontinued operations before income taxes	$(1,190)	$(3,021)	$(3,861)
Income tax (benefit)	(222)	(564)	(1,353)
Income (loss) from discontinued operations	$(968)	$(2,457)	$(2,508)

3.	Company Sale Transaction

The Merger on August 15, 2007 was funded by (i) a $378.4 million equity investment by Veritas, Golden Gate, GS Direct and certain members of our management, (ii) the majority of the proceeds from term loans aggregating $525 million and (iii) two exchangeable unsecured credit facilities totaling $345 million.  An advisory agreement with the non-management equity investors or their designated affiliates requires us to pay advisory services fees of $2.3 million for fiscal 2009.  Refer to Note 3 to our June 30, 2008 annual financial statements for complete details of our Merger and the Terminated Merger.

In connection with the Merger and Terminated Merger, for the three months ended March 31, 2008 and the periods from August 15, 2007 to March 31, 2008 and July 1, 2007 to August 14, 2007, we incurred Company sale transaction and related expenses that we expensed as incurred of $850,000, $32.5 million and $3.7 million, respectively, consisting primarily of merger-related severance and other change of control related payments, a merger termination fee and the related lawsuit settlement charge and legal and other professional fees (“Company Sale Transaction expenses”).

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

At the acquisition date, the acquired in-process research and development (“IPR&D”) was not considered to have reached technological feasibility and had no alternative future uses. Therefore, the fair value of the IPR&D of $24.3 million was expensed at the time of the acquisition in operating costs. The allocation to IPR&D represents the estimated fair value of such incomplete research and development, at the acquisition date, based on future cash flows.  As of the acquisition date, cash flows from these projects were expected to commence in fiscal year 2009. In determining the fair values of IPR&D, risk adjusted discount rates that ranged from 17% to 25% were applied to the projects’ cash flows, which have taken into account the respective projects’ completion percentage.

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

In connection with the consummation of the Merger, we entered into amended employment agreements with all participants, excluding one retired participant, in our unfunded Supplemental Executive Retirement Plan (“the “SERP”) that provided for specified payments, plus, for certain participants, 6% interest per annum from August 15, 2007, in full satisfaction of the benefits payable under the SERP.  In accordance with the terms of those agreements, we made a payment of $16.6 million in December 2008 and a final payment of $3.2 million in January 2009.  The actuarially determined liability to the one remaining retired participant in the SERP, who will receive monthly payments through at least December 15, 2015, was $6.7 million at March 31, 2009, of which $628,000 and $6.0 million is included in Accrued Expenses and Defined Benefit Plan Obligations, respectively.

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

Gaisler Research AB

On June 30, 2008, we acquired the stock of Gaisler Research AB (“Gaisler”) for $12.3 million cash (net of $2.7 million cash acquired), plus up to another $15 million over the next three years provided specified EBITDA targets are achieved.  Located in Sweden, Gaisler provides integrated circuit software products and services to European space system suppliers, plus other U.S., Japanese and Russian space agencies. Gaisler is included in our Microelectronic Solutions segment.

We allocated the purchase price, including acquisition costs of approximately $379,000, based on the estimated fair value of the assets acquired and liabilities assumed as follows:

(In thousands)

Current assets (excluding cash of $2.7 million)	$987
Property, plant and equipment	62
Developed technology	7,550
Customer related intangibles	1,030
Non-compete arrangements	1,820
Tradenames	1,190
Goodwill	2,069
In-process research and development	2,300
Total assets acquired	17,008
Current liabilities	(1,076)
Deferred taxes	(3,245)
Total liabilities assumed	(4,321)
Net assets acquired	$12,687

The customer related intangibles and developed technology are being amortized on a straight-line basis over a range of 1 to 8 years.

On a pro forma basis, had the Gaisler acquisition taken place as of the beginning of fiscal 2008, our results of operations would not have been materially affected.

VI Technology, Inc.

On March 4, 2009, we acquired 100% of the stock of VI Technology, Inc. (VI Tech).  We paid $5.0 million in cash for approximately 29% of the stock of VI Tech, and the remaining approximately 71% of VI Tech stock was acquired by a limited liability company (parent LLC), that is our ultimate parent, in exchange for Class A membership interests in parent LLC with a fair value of $12.7 million.  Immediately following the consummation of these transactions, parent LLC contributed the 71% of VI Tech stock to the Company, giving us 100% ownership in VI Tech.  VI Tech, located in Austin, Texas, designs and manufactures independent automated test systems.  VI Tech is included in our Test Solutions segment.

We preliminarily allocated the purchase price, including acquisition costs of approximately $348,000, based on the estimated fair value of the assets acquired and liabilities assumed as follows:

(In thousands)

Current assets (excluding cash of $107,000)	$2,015
Property, plant and equipment	149
Other assets	37
Developed technology	3,752
Customer related intangibles	3,252
Tradenames	1,042
Non-compete arrangements	834
Goodwill	11,428
In-process research and development	626
Total assets acquired	23,135
Current liabilities	(1,908)
Deferred taxes	(3,286)
Total liabilities assumed	(5,194)
Net assets acquired	$17,941

The customer related intangibles and developed technology are being amortized on a straight-line basis over a range of 1 to 7 years.

On a pro forma basis, had the VI Tech acquisition taken place as of the beginning of fiscal 2009, our results of operations would not have been materially affected.

Intangible Assets with Definite Lives
The components of amortizable intangible assets are as follows:

	March 31, 2009		June 30, 2008
	(In thousands)
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Developed technology	$195,085	$52,455	$198,420	$29,631
Customer related intangibles	209,587	62,528	213,232	42,433
Non-compete arrangements	9,247	2,142	6,290	1,012
Tradenames	1,907	107	-	-
Total	$415,826	$117,232	$417,942	$73,076

The aggregate amortization expense for amortizable intangible assets was $15.0 million and $20.9 million for the three months ended March 31, 2009 and 2008, respectively, and $47.5 million, $52.3 million and $1.7 million for the nine months ended March 31, 2009 and the periods August 15, 2007 to March 31, 2008 and July 1, 2007 to August 14, 2007, respectively.

The estimated aggregate amortization expense for each of the twelve-month periods ending March 31, is as follows:

(In thousands)

2010	$59,359
2011	58,514
2012	58,313
2013	54,495
2014	35,241

Goodwill

The carrying amount of goodwill is as follows:

	AMS	ATS	Total
	(In thousands)

Balance at June 30, 2007 (predecessor entity)	$51,321	$130,641	$181,962
Goodwill adjustment recorded in purchase accounting from allocation of purchase price (1)	243,456	27,373	270,829
Balance at August 15, 2007 (successor entity)	294,777	158,014	452,791
Acquisition of Test Evolution Corporation	-	1,868	1,868
Acquisition of Gaisler	8,261	-	8,261
Impact of foreign currency translation	(268)	(1,497)	(1,765)
Balance at June 30, 2008 (successor entity)	302,770	158,385	461,155
Final adjustment to goodwill related to the Merger	494	(529)	(35)
Adjustment to goodwill for acquisitions(2)	(5,985)	11,428	5,443
Impact of foreign currency translation	(1,102)	(11,209)	(12,311)
Balance at March 31, 2009 (successor entity)	$296,177	$158,075	$454,252

(1)  The predecessor entity goodwill has been written off in purchase accounting for the Merger.
(2)  Goodwill was adjusted primarily due to finalizing purchase accounting for the Gaisler acquisition in the amount of $(6.2) million and the VI Tech acquisition in the amount of $11.4 million.

5.	Restructuring Charges

In fiscal 2008, we initiated actions to restructure our U.K. business units by further consolidating our manufacturing, research and development and selling, general and administrative activities. In addition, we initiated a restructuring in our Whippany, New Jersey, component manufacturing facility to address a slowdown in sales of its integrated products line.  These actions resulted in the termination of approximately 151 employees, which resulted in restructuring costs, principally severance, for the periods from August 15, 2007 to March 31, 2008 and July 1, 2007 to August 14, 2007 of $1.8 million ($486,000 in cost of sales, $498,000 in selling, general and administrative costs and $820,000 in research and development costs) and $3.8 million ($1.6 million in selling, general and administrative costs and $2.2 million in research and development costs), respectively. Substantially all of the workforce reduction costs were paid prior to June 30, 2008.  In May 2008, we incurred other restructuring charges including $2.6 million of accrued contractual commitments under operating leases for two facilities in the U.K. that we exited, which will be paid through December 2010. In addition, approximately $485,000 of fixed asset impairment charges were recorded in selling, general and administrative costs in the fourth quarter of fiscal 2008 for the write-off of leasehold improvements in the abandoned facilities.

For the nine months ended March 31, 2009, in connection with continued restructuring activities of certain manufacturing operations, we incurred $2.8 million of severance costs for an additional 61 employees terminated primarily in our U.K. business unit ($2.0 million in cost of sales, $463,000 in selling, general and administrative costs and $303,000 in research and development costs).

The following table sets forth the charges and payments related to the restructuring liability for the periods indicated:

	Balance				Balance
	June 30,				March 31,
	2008	Nine Months Ended March 31, 2009			2009
				Effect of
	Restructuring			foreign	Restructuring
	Liability	Net Additions	Cash Payments	currency	Liability
		(In thousands)

Work force reduction	$12	$2,792	$(2,334)	$(4)	$466

Other	3,242	-	(902)	(863)	1,477

Total	$3,254	$2,792	$(3,236)	$(867)	$1,943

6.	Inventories

Inventories consist of the following:

	March 31,	June 30,
	2009	2008
	(In thousands)

Raw materials	$64,421	$64,533
Work in process	52,868	41,056
Finished goods	20,565	29,302
	$137,854	$134,891

7.	Product Warranty

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

Activity related to our product warranty liability, which is reflected in accrued expenses and other current liabilities in the accompanying consolidated balance sheets, was as follows:

	Nine Months	August 15, 2007	July 1, 2007
	Ended	to	to
	March 31,	March 31,	August 14,
	2009	2008	2007
	Successor	Successor	Predecessor
	(In thousands)

Balance at beginning of period	$2,944	$3,002	$2,929
Provision for warranty obligations	2,028	2,136	469
Cost of warranty obligations	(2,147)	(2,115)	(394)
Foreign currency impact	(285)	7	(2)
Balance at end of period	$2,540	$3,030	$3,002

8.	Derivative Financial Instruments

We adopted SFAS No. 161 as of January 1, 2009. The adoption did not have an impact on our consolidated financial statements as it is a disclosure-only standard. We address certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. We enter into interest rate swap derivatives to manage the effects of interest rate movements on portions of our debt. We also enter into foreign currency forward contracts, not designated as hedging instruments, to protect us from fluctuations in exchange rates.

The fair values of our derivative financial instruments included in the condensed consolidated balance sheet as of March 31, 2009 are presented as follows:

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
(In thousands)	Location	Fair Value(1)	Location	Fair Value(1)
Derivatives designated as hedging instruments:
Interest rate swap contracts
	Not applicable	$-	Other long-term liabilities	$17,436

Derivatives not designated as hedging instruments:
Foreign currency forward contracts
	Not applicable	-	Accrued expenses and other current liabilities	33

Total Derivatives		$-		$17,469

(1)  See Note 9 for further information about how the fair values of derivative assets and liabilities are determined.

The amounts of the gains and losses related to our derivative financial instruments designated as hedging instruments are presented as follows:

			Location of Gain or (Loss)	Amount of Gain or (Loss)
	Amount of Gain or (Loss)		Reclassified from	Reclassified from
	Recognized in OCI on Derivative		Accumulated OCI into	Accumulated OCI into
(In thousands)	(Effective Portion) (1)		Income (Effective Portion)	Income (Effective Portion)
	Three Months	Nine Months		Three Months	Nine Months
Derivatives in Cash Flow	Ended	Ended		Ended	Ended
Hedging Relationships	March 31, 2009	March 31, 2009		March 31, 2009	March 31, 2009

Interest rate swap contracts	$479	$(12,396)	Interest expense	$(2,079)	$(4,161)

(1)  See Note 12 for additional information on changes to other accumulated comprehensive income (loss).

The amounts of the gains and losses related to our derivative financial instruments not designated as hedging instruments are presented as follows:

	Location of Gain or (Loss)	Amount of Gain or (Loss)
	Recognized in Earnings on	Recognized in Earnings on
(In thousands)	Derivative	Derivative
		Three Months	Nine Months
		Ended	Ended
		March 31, 2009	March 31, 2009

Derivatives Not Designated as Hedging
Instruments:
Foreign currency forward contracts	Other income (expense)	$759	$(46)

Interest Rate Swap Cash-Flow Hedges

We enter into interest rate swap contracts to manage the effects of interest rate movements on portions of our debt. Such contracts effectively fix the borrowing rates on floating rate debt to limit the exposure against the risk of rising rates.  We do not enter into interest rate swap contracts for speculative purposes and we have entered into transactions with counterparties that are rated investment grade. Our interest rate swap contracts, all of which were entered into in fiscal 2008 for an aggregate notional amount of $475 million, have varying maturities through February 2011.

Foreign Currency Contract Derivatives

Foreign currency contracts are used to protect us from fluctuations in exchange rates. We enter into foreign currency contracts, which are not designated as hedges. Thus the change in fair value is included in income as it occurs, within other income (expense). As of March 31, 2009, we had $10.7 million of notional value foreign currency forward contracts maturing through June 2009. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts.

9.	Fair Value Measurements

We adopted the provisions of SFAS 157 for financial assets and liabilities as of July 1, 2008 and, as of March 31, 2009, have recorded a $2.4 million valuation allowance against the cost of our auction rate securities.  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability, in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants at the measurement date.  SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

The following table presents for each hierarchy level, financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2009:

	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Assets:
Non-current marketable securities	$-	$-	$17,523	$17,523
Liabilities:
Foreign currency forward
contracts	$-	$33	$-	$33
Interest rate swap contracts	-	17,436	-	17,436
Total Liabilities	$-	$17,469	$-	$17,469

The following table presents the changes in the carrying value of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), as defined in SFAS No. 157, for the nine months ended March 31, 2009:

Fair Value Measurements
Using Significant
Unobservable Inputs
(Level 3)
Auction
Rate
Securities
(In thousands)

Balance at June 30, 2008	$-
Transfers to Level 3	19,945
Total unrealized losses in accumulated other comprehensive income (loss)	(2,422)
Balance at March 31, 2009	$17,523

Non-Current Marketable Securities – Non-current marketable securities consist of auction rate securities that currently have no active market from which we could obtain pricing.  Since we adopted SFAS 157 on July 1, 2008, auction rate securities have been classified as Level 3 as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities.  Since February 2008, when auctions for these securities began to fail, we have redeemed $26.5 million of auction rate securities at par. To date, we have collected all interest payments on all our auction rate securities when due. Furthermore, we have the intent and are able to hold these securities until the credit markets recover, or until maturity, if necessary.   However, based on a discounted cash flow analysis, which considered, among other items, the collateral underlying the securities, the credit worthiness of the issuer, the timing of future cash flows and liquidity risks, we have recorded a $2.4 million valuation allowance against the auction rate securities.

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

10.	Long Term Debt and Credit Agreements

On August 7, 2008, our 11.75% exchangeable senior unsecured loan in the amount of $225 million with an ultimate maturity on February 15, 2015 was refinanced with unsecured senior notes with the same interest rate and maturity date.  We may prepay the senior notes commencing August 15, 2011 at 105.875% of the principal amount prepaid, which decreases to 102.938% on August 15, 2012 and to 100% on or after August 15, 2013.  In addition, we may redeem up to 35% of the original aggregate principal balance of the senior notes, at any time prior to August 15, 2010, with the net proceeds of certain equity offerings at 111.75% of the principal amount redeemed.  On January 21, 2009, the SEC declared effective our exchange offer registration statement which resulted in the exchange of the unregistered unsecured senior notes for publicly registered 11.75% unsecured senior notes due February 15, 2015 with substantially identical terms as the exchanged notes.

As of March 31, 2009, we are in compliance with all of the covenants contained in our loan agreements.

In connection with our credit facilities, we capitalized deferred financing costs of $340,000, $27.4 million and $477,000 for the nine months ended March 31, 2009 and the periods August 15, 2007 to March 31, 2008 and July 1, 2007 to August 14, 2007, respectively, primarily consisting of facility, legal and advisory fees.  We are amortizing these costs over the terms of the related facilities.  For the three months ended March 31, 2009 and 2008 we amortized $1.2 million and $1.6 million, respectively, to interest expense.  For the nine months ended March 31, 2009 and the periods August 15, 2007 to March 31, 2008 and July 1, 2007 to August 14, 2007, we amortized $3.6 million, $2.8 million and $217,000, respectively, to interest expense.

Interest paid was $44.1 million for the nine months ended March 31, 2009, $35.7 million for the period August 15, 2007 to March 31, 2008, and $57,000 for the period July 1, 2007 to August 14, 2007.

The fair value of our debt instruments are summarized as follows:

	March 31, 2009
	Carrying	Estimated
	Amount	Fair Value
	(In thousands)

Senior secured B-1 term loan	$393,857	$248,130
Senior secured B-2 term loan	123,080	60,309
Senior unsecured loan	225,000	140,625
Senior subordinated unsecured term loan	143,253	75,208
Other	1,406	1,406
Total debt	$886,596	$525,678

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

11.	Stockholder’s Equity

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

Member Interests

On August 15, 2007 certain members of our management were granted Class B member interests in a limited liability company (parent LLC) that is the ultimate parent of the Company, and which owns all of the common stock of the Parent. The parent LLC is a holding company with no operations or employees of its own. The parent LLC has two classes of membership interests, Class A and Class B. Our non-management equity investors, or their affiliates, the selling shareholders of VI Tech and Company employees that made equity investments to partially fund the Merger are Class A members and Class B members consist of Company employees. Pursuant to the terms of the limited liability company operating agreement governing the parent LLC, the holders of Class B member interests are entitled to receive a percentage of all distributions, if any, made by the parent LLC after (x) the holders of the Class A members in the parent LLC have received a return of their invested capital, plus a 12% per annum internal rate of return (compounded annually) on their invested capital and (y) certain members of our management that received Class A interests for their capital contributions have received a special distribution in the aggregate amount of $3.2 million, together with a 12% per annum internal rate of return (compounded annually). The Class B member interests are non-transferable and vest ratably over five years, with any unvested interests reverting to the holders of Class A interests in the event they are forfeited or repurchased.

Compensation expense attributable to share based compensation was $489,000 ($308,000 after tax) and $488,000 ($307,000 after tax) for the three months ended March 31, 2009 and 2008, respectively, $1.5 million ($924,000 after tax) for the nine months ended March 31, 2009, $2.6 million ($1.7 million after tax) for the period August 15, 2007 to March 31, 2008 and $214,000 ($135,000 after tax) for the period July 1, 2007 to August 14, 2007.

A summary of the changes to outstanding stock options from July 1, 2007 to August 15, 2007 is presented below:

		Weighted
		Average
		Exercise
	Shares	Price
	(In thousands)

Outstanding at June 30, 2007	13,003	$12.37
Granted	-	-
Forfeited	(27)	19.30
Expired	-	-
Exercised	(51)	11.39
Cancelled	(3,825)	18.74
Paid out on Merger	(9,100)	9.68
Outstanding at August 15, 2007	-

Cash received from stock option exercises was $583,000 for the period July 1, 2007 to August 14, 2007.  The tax benefit received from stock option exercises was $16.1 million for the period August 15, 2007 to March 31, 2008 and $41,000 for the period July 1, 2007 to August 14, 2007.

12.           Comprehensive Income

The components of comprehensive income (loss) are as follows:

	Three Months	Three Months	Nine Months	August 15, 2007	July 1, 2007
	Ended	Ended	Ended	to	to
	March 31,	March 31,	March 31,	March 31,	August 14,
	2009	2008	2009	2008	2007
	Successor	Successor	Successor	Successor	Predecessor
	(In thousands)

Net income (loss)	$(13,734)	$(16,405)	$(24,738)	$(96,498)	$(16,916)
Unrealized gain (loss) on interest rate swap contracts, net of tax provision (benefit) of $282,000, ($1.5 million), ($7.3 million), ($2.9 million) and $0	479	(2,491)	(12,396)	(4,952)	-
Valuation allowance against non-current marketable securities	(219)	-	(2,422)	-	-
Foreign currency translation adjustment	(4,467)	(1,030)	(60,447)	(1,641)	(497)
Total comprehensive income (loss)	$(17,941)	$(19,926)	$(100,003)	$(103,091)	$(17,413)

Accumulated other comprehensive income (loss) is as follows:

	Unrealized
	Gain (Loss)	Valuation	Minimum
	on Interest	Allowance Against	Pension	Foreign
	Rate Swap	Non-Current	Liability	Currency
	Agreements	Marketable	Adjustment	Translation	Total
	(net of tax)	Securities	(net of tax)	Adjustment	(net of tax)
	(In thousands)

Balance, June 30, 2008	$1,411	$-	$(6)	$(998)	$407
Nine months' activity	(12,396)	(2,422)	-	(60,447)	(75,265)
Balance, March 31, 2009	$(10,985)	$(2,422)	$(6)	$(61,445)	$(74,858)

The foreign currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.  The valuation allowance for non-current marketable securities is not adjusted for income taxes as it would create a capital loss carryforward upon realization for which we would record a valuation allowance against the related deferred tax asset.

13.	Legal Matters

In March 2005, we sold the net assets of our shock and vibration control device manufacturing business (“VMC”).  Under the terms of the sale agreements, we retained certain liabilities relating to adverse environmental conditions that existed at the premises occupied by VMC as of the date of sale.  We recorded a liability for the estimated remediation costs related to adverse environmental conditions that existed at the VMC premises when it was sold.  The accrued environmental liability at March 31, 2009 is $1.0 million, of which $322,000 is expected to be paid within one year.

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

During May 2008, we became further aware that a certain product sold by our KDI subsidiary may have inadvertently been misclassified as not ITAR controlled. On August 5, 2008, we filed a Voluntary Disclosure with the Directorate of Defense Trade Controls, Department of State, describing the inadvertent misclassification of this product. In January 2009 we identified another product that should have been included in the August 5, 2008 disclosure.  We filed an initial disclosure with the Department of State identifying this product, and the Department of State instructed us to file an amendment to the August 5, 2008 disclosure.  That amendment was filed in April 2009. At this time it is not possible to determine whether any fines or other penalties will be asserted against us with respect to the foregoing matters, or the materiality of any outcome.

During November 2008, we became aware that our Hauppauge facility had shipped two ITAR controlled products to a foreign customer, but inadvertently had noted on the requisite paperwork that only one ITAR controlled product was included in the shipment. We filed a voluntary disclosure in January 2009, and that disclosure has been closed by the State Department and no fine or penalty was assessed.

During January 2009, we became aware that a certain product sold by our Powell subsidiary, for which an ITAR marketing license had been properly issued by the U.S. Department of State, mistakenly was taken out of the country by an employee without first obtaining the required U.S. Customs signature upon departure.   We have filed an initial disclosure relating to this issue and will file a detailed disclosure by June 6, 2009.  At this time it is not possible to determine whether any fines or other penalties will be asserted against us, or the materiality of any outcome.

In the third quarter of fiscal 2009, we became aware that a product sold and licensed to Raytheon U.K. was actually forwarded to an end user in Saudi Arabia.  Aeroflex did not identify that end user on the initial license application, so the product in question was forwarded to Saudi Arabia when it was only authorized to travel as far as the U.K.  We filed an initial disclosure concerning this matter in April 2009.  At this time it is not possible to determine whether any fines or penalties will be asserted against us, or the materiality of any outcome.

In March 2009 we became aware that Aeroflex’s subsidiary, Micrometrics, had inadvertently misclassified a component and shipped it to a foreign customer in Italy under the jurisdiction of the Export Administration Regulations (“EAR”) when it should have been shipped under the jurisdiction of the ITAR.  We filed an initial voluntary disclosure concerning this matter in April 2009.  At this time it is not possible to determine whether any fines or penalties will be asserted against us, or the materiality of any outcome.

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

We are a manufacturer of advanced technology systems and components for commercial industry, government and defense contractors. Approximately 35% of our sales for the nine months ended March 31, 2009, 29% of our sales for the period August 15, 2007 to March 31, 2008 and 21% for the period July 1, 2007 to August 14, 2007 were to agencies of the United States government or to prime defense contractors or subcontractors of the United States government. No one customer constituted more than 10% of sales during any of the periods presented. Inter-segment sales were not material and have been eliminated from the tables below.

The majority of our operations are located in the United States; however, we also have operations in Europe and Asia, with our most significant international operations in the U.K.  Net sales from facilities located in the U.K. were approximately $32.2 million and $37.9 million for the three months ended March 31, 2009 and 2008, respectively, and $100.0 million, $114.7 million and $11.7 million for the nine months ended March 31, 2009 and the periods August 15, 2007 to March 31, 2008 and July 1, 2007 to August 14, 2007, respectively. Total assets of the U.K. operations were $167.3 million and $237.5 million as of March 31, 2009 and June 30, 2008, respectively.

Net sales, based on the customers’ locations, attributed to the United States and other regions are as follows:

	Three Months	Three Months	Nine Months	August 15, 2007	July 1, 2007
	Ended	Ended	Ended	to	to
	March 31,	March 31,	March 31,	March 31,	August 14,
	2009	2008	2009	2008	2007
	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)
	(In thousands)

United States of America	$79,397	$82,942	$251,454	$229,914	$21,183
Europe and Middle East	43,583	36,318	103,481	97,604	10,357
Asia and Australia	14,201	34,273	75,263	85,358	6,242
Other regions	2,258	3,771	6,901	7,200	439
	$139,439	$157,304	$437,099	$420,076	$38,221

Selected financial data by segment is as follows:

				August 15,
	Three Months	Three Months	Nine Months	2007
	Ended	Ended	Ended	through	July 1, 2007
	March 31,	March 31,	March 31,	March 31,	to August 14,
	2009	2008	2009	2008	2007
	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)
	(In thousands)

Net sales:
Microelectronic solutions ("AMS")	$70,232	$77,380	$208,564	$197,279	$19,017
Test solutions ("ATS")	69,207	79,924	228,535	222,797	19,204
Net sales	$139,439	$157,304	$437,099	$420,076	$38,221

Segment adjusted operating income:
- AMS	$14,783	$19,143	$44,767	$51,363	$24
- ATS	8,700	11,010	34,304	34,367	(7,582)
- General corporate expense	(2,854)	(2,088)	(9,421)	(5,497)	(2,347)
Adjusted operating income (loss)	20,629	28,065	69,650	80,233	(9,905)

Amortization of acquired intangibles
- AMS	(8,829)	(12,621)	(27,968)	(31,464)	(279)
- ATS	(6,127)	(8,251)	(19,578)	(20,817)	(1,413)
Share based compensation
- AMS	-	-	-	-	(83)
- ATS	-	-	-	-	95
- Corporate	(489)	(488)	(1,466)	(2,634)	(226)
Restructuring charges
- AMS	-	(402)	-	(402)	-
- ATS	(582)	(355)	(2,792)	(1,400)	(3,778)
One-time lease termination costs
- ATS	-	-	-	-	(576)
Merger related expenses - Corporate	(815)	(534)	(3,621)	(3,249)	(1,319)
Acquired in-process R&D costs
- AMS	(1,665)	-	(1,665)	(15,700)	-
- ATS	(626)	-	(626)	(8,640)	-
Current period impact of acquisition related adjustments:
Inventory - AMS	-	(4,156)	-	(23,817)	(57)
Inventory - ATS	-	(1,495)	-	(15,151)	-
Depreciation - AMS	(285)	(293)	(857)	(732)	-
Depreciation - ATS	(629)	(823)	(2,043)	(2,058)	-
Depreciation - Corporate	(55)	(55)	(165)	(137)	-
Deferred revenue - ATS	(64)	(576)	(240)	(2,235)	-
Company sale transaction expenses	-	(850)	-	(32,459)	(3,717)
Operating income (loss) (GAAP)	463	(2,834)	8,629	(80,662)	(21,258)

Interest expense	(20,566)	(20,536)	(63,031)	(53,649)	(275)
Other income (expense), net	(47)	1,960	12,366	3,881	294
Income (loss) from continuing operations before income taxes	$(20,150)	$(21,410)	$(42,036)	$(130,430)	$(21,239)

Management evaluates the operating results of the two segments based upon pre-tax operating income, before costs related to restructuring, lease termination charges, amortization of acquired intangibles, share-based compensation, acquired in-process research and development costs, Company Sale Transaction expenses, merger related expenses and the impact of any acquisition related adjustments.

15.	Guarantor/Non-Guarantor Financial Information

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

Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2009
(In thousands)

		Subsidiary	Subsidiary
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$-	$100,972	$40,784	$(2,317)	$139,439
Cost of sales	-	52,418	22,170	(1,754)	72,834
Gross profit	-	48,554	18,614	(563)	66,605
Selling, general and administrative costs	4,214	18,790	7,950	-	30,954
Research and development costs	-	11,980	5,961	-	17,941
Amortization of acquired intangibles	-	12,706	2,250	-	14,956
Acquired in-process R&D costs	-	626	1,665	-	2,291
Operating income (loss)	(4,214)	4,452	788	(563)	463

Other income (expense):
Interest expense	(20,542)	(23)	(1)	-	(20,566)
Other income (expense), net	711	180	(938)	-	(47)
Intercompany charges	18,433	(18,115)	(318)	-	-
Income (loss) from continuing operations before income taxes	(5,612)	(13,506)	(469)	(563)	(20,150)
Provision (benefit) for income taxes	(2,805)	(7,207)	3,436	160	(6,416)
Income (loss) from continuing operations	(2,807)	(6,299)	(3,905)	(723)	(13,734)
Equity income (loss) of subsidiaries	(10,927)	(3,439)	-	14,366	-
Net income (loss)	$(13,734)	$(9,738)	$(3,905)	$13,643	$(13,734)

Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2008
(In thousands)

		Subsidiary	Subsidiary
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$-	$116,183	$42,862	$(1,741)	$157,304
Cost of sales	-	65,434	24,295	(1,661)	88,068
Gross profit	-	50,749	18,567	(80)	69,236
Selling, general and administrative costs	3,165	18,823	10,206	-	32,194
Research and development costs	-	11,069	7,085	-	18,154
Amortization of acquired intangibles	-	18,130	2,742	-	20,872
Company sale transaction expenses	850	-	-	-	850
Operating income (loss)	(4,015)	2,727	(1,466)	(80)	(2,834)

Other income (expense):
Interest expense	(20,513)	(27)	4	-	(20,536)
Other income (expense), net	706	27	1,227	-	1,960
Intercompany charges	10,122	(9,347)	(775)	-	-
Income (loss) from continuing operations before income taxes	(13,700)	(6,620)	(1,010)	(80)	(21,410)
Provision (benefit) for income taxes	(4,081)	(1,971)	250	(171)	(5,973)
Income (loss) from continuing operations	(9,619)	(4,649)	(1,260)	91	(15,437)
Loss from discontinued operations, net of taxes	-	(968)	-	-	(968)
Equity income (loss) of subsidiaries	(6,786)	(1,110)	-	7,896	-
Net income (loss)	$(16,405)	$(6,727)	$(1,260)	$7,987	$(16,405)

Condensed Consolidating Statement of Operations
For the Nine Months Ended March 31, 2009
(In thousands)

		Subsidiary	Subsidiary
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$-	$308,770	$133,443	$(5,114)	$437,099
Cost of sales	-	161,170	73,410	(4,604)	229,976
Gross profit	-	147,600	60,033	(510)	207,123
Selling, general and administrative costs	14,673	55,120	26,819	-	96,612
Research and development costs	-	34,422	17,623	-	52,045
Amortization of acquired intangibles	-	40,582	6,964	-	47,546
Acquired in-process R&D costs	-	626	1,665	-	2,291
Operating income (loss)	(14,673)	16,850	6,962	(510)	8,629

Other income (expense):
Interest expense	(62,952)	(68)	(11)	-	(63,031)
Other income (expense), net	49	545	11,772	-	12,366
Intercompany charges	55,345	(54,341)	(1,004)	-	-
Income (loss) from continuing operations before income taxes	(22,231)	(37,014)	17,719	(510)	(42,036)
Provision (benefit) for income taxes	(8,239)	(15,268)	6,139	70	(17,298)
Income (loss) from continuing operations	(13,992)	(21,746)	11,580	(580)	(24,738)
Equity income (loss) of subsidiaries	(10,746)	12,452	-	(1,706)	-
Net income (loss)	$(24,738)	$(9,294)	$11,580	$(2,286)	$(24,738)

Condensed Consolidating Statement of Operations
For the Period from August 15, 2007 to March 31, 2008
(In thousands)

		Subsidiary	Subsidiary
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$-	$298,928	$124,676	$(3,528)	$420,076
Cost of sales	-	186,333	76,120	(3,501)	258,952
Gross profit	-	112,595	48,556	(27)	161,124
Selling, general and administrative costs	11,518	46,075	26,557	-	84,150
Research and development costs	-	28,666	19,890	-	48,556
Amortization of acquired intangibles	-	45,425	6,856	-	52,281
Acquired in-process R&D costs	-	21,820	2,520	-	24,340
Company sale transaction expenses	32,459	-	-	-	32,459
Operating income (loss)	(43,977)	(29,391)	(7,267)	(27)	(80,662)

Other income (expense):
Interest expense	(53,586)	(68)	5	-	(53,649)
Other income (expense), net	1,450	64	2,367	-	3,881
Intercompany charges	27,322	(25,280)	(2,042)	-	-
Income (loss) from continuing operations before income taxes	(68,791)	(54,675)	(6,937)	(27)	(130,430)
Provision (benefit) for income taxes	(20,486)	(16,281)	1,715	(1,337)	(36,389)
Income (loss) from continuing operations	(48,305)	(38,394)	(8,652)	1,310	(94,041)
Loss from discontinued operations, net of taxes	-	(2,457)	-	-	(2,457)
Equity income (loss) of subsidiaries	(48,193)	(8,394)	-	56,587	-
Net income (loss)	$(96,498)	$(49,245)	$(8,652)	$57,897	$(96,498)

Condensed Consolidating Statement of Operations
For the Period from July 1, 2007 to August 14, 2007
(In thousands)

		Subsidiary	Subsidiary
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$-	$25,858	$12,809	$(446)	$38,221
Cost of sales	-	15,066	8,074	(279)	22,861
Gross profit	-	10,792	4,735	(167)	15,360
Selling, general and administrative costs	3,892	7,571	7,568	-	19,031
Research and development costs	-	5,526	6,652	-	12,178
Amortization of acquired intangibles	-	601	1,091	-	1,692
Company sale transaction expenses	3,717	-	-	-	3,717
Operating income (loss)	(7,609)	(2,906)	(10,576)	(167)	(21,258)

Other income (expense):
Interest expense	(261)	(14)	-	-	(275)
Other income (expense), net	157	27	110	-	294
Intercompany charges	5,544	(5,109)	(435)	-	-
Income (loss) from continuing operations before income taxes	(2,169)	(8,002)	(10,901)	(167)	(21,239)
Provision (benefit) for income taxes	(853)	(3,145)	(2,833)	-	(6,831)
Income (loss) from continuing operations	(1,316)	(4,857)	(8,068)	(167)	(14,408)
Loss from discontinued operations, net of taxes	-	(2,508)	-	-	(2,508)
Equity income (loss) of subsidiaries	(15,600)	(7,814)	-	23,414	-
Net income (loss)	$(16,916)	$(15,179)	$(8,068)	$23,247	$(16,916)

Condensed Consolidating Balance Sheet
As of March 31, 2009
(In thousands)

		Subsidiary	Subsidiary
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$28,608	$(752)	$26,075	$-	$53,931
Accounts receivable, net	-	74,123	39,345	-	113,468
Inventories	-	108,576	30,289	(1,011)	137,854
Deferred income taxes	(2,352)	23,831	4,257	-	25,736
Prepaid expenses and other current assets	2,189	3,730	4,978	-	10,897
Total current assets	28,445	209,508	104,944	(1,011)	341,886

Property, plant and equipment, net	12,893	65,840	19,440	-	98,173
Non-current marketable securities	17,523	-	-	-	17,523
Deferred financing costs	26,947	-	-	-	26,947
Other assets	12,691	2,298	622	-	15,611
Intangible assets with definite lives, net	-	261,116	37,478	-	298,594
Intangible assets with indefinite lives	-	90,229	23,436	-	113,665
Goodwill	(10)	423,281	30,981	-	454,252
Total assets	$98,489	$1,052,272	$216,901	$(1,011)	$1,366,651

Liabilities and Stockholder's Equity
Current liabilities:
Current portion of long-term debt	$5,063	$320	$-	$-	$5,383
Accounts payable	22	22,278	14,511	-	36,811
Deferred revenue, including advance payments	-	18,624	14,107	-	32,731
Income taxes payable	-	2,647	8,726	-	11,373
Accrued payroll expense	1,360	18,011	1,608	-	20,979
Accrued expenses and other current liabilities	15,249	9,976	9,134	-	34,359
Total current liabilities	21,694	71,856	48,086	-	141,636

Long-term debt	880,128	1,085	-	-	881,213
Deferred income taxes	(26,677)	135,557	14,497	71	123,448
Defined benefit plan obligations	6,043	-	-	-	6,043
Other long-term liabilities	18,452	434	4,428	-	23,314
Intercompany investment	(270,660)	30,964	239,696	-	-
Intercompany receivable/payable	(859,390)	892,486	(32,613)	(483)	-
Total liabilities	(230,410)	1,132,382	274,094	(412)	1,175,654

Stockholder's equity	328,899	(80,110)	(57,193)	(599)	190,997
Total liabilities and stockholder's equity	$98,489	$1,052,272	$216,901	$(1,011)	$1,366,651

Condensed Consolidating Balance Sheet
As of June 30, 2008
(In thousands)

		Subsidiary	Subsidiary
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$39,285	$(2,379)	$17,243	$-	$54,149
Accounts receivable, net	-	90,343	57,640	-	147,983
Inventories	-	91,856	43,537	(502)	134,891
Deferred income taxes	(2,352)	23,539	5,852	-	27,039
Prepaid expenses and other current assets	2,464	2,616	7,104	-	12,184
Total current assets	39,397	205,975	131,376	(502)	376,246

Property, plant and equipment, net	13,406	63,964	27,279	-	104,649
Non-current marketable securities	19,960	-	-	-	19,960
Deferred financing costs	30,185	-	-	-	30,185
Other assets	16,480	2,474	(394)	-	18,560
Intangible assets with definite lives, net	-	297,408	47,458	-	344,866
Intangible assets with indefinite lives	-	90,229	33,149	-	123,378
Goodwill	-	435,570	25,101	484	461,155
Total assets	$119,428	$1,095,620	$263,969	$(18)	$1,478,999

Liabilities and Stockholder's Equity
Current liabilities:
Current portion of long-term debt	$5,250	$324	$-	$-	$5,574
Accounts payable	554	19,882	18,946	-	39,382
Deferred revenue, including advance payments	-	8,621	18,523	-	27,144
Income taxes payable	409	-	1,527	-	1,936
Accrued payroll expense	2,106	18,200	4,219	-	24,525
Accrued expenses and other current liabilities	31,205	12,272	13,353	-	56,830
Total current liabilities	39,524	59,299	56,568	-	155,391

Long-term debt	872,152	1,085	-	-	873,237
Deferred income taxes	(12,254)	150,400	21,311	-	159,457
Defined benefit plan obligations	6,263	-	-	-	6,263
Other long-term liabilities	1,368	487	6,148	-	8,003
Intercompany investment	(248,051)	2,944	245,107	-	-
Intercompany receivable/payable	(895,004)	953,623	(58,619)	-	-
Total liabilities	(236,002)	1,167,838	270,515	-	1,202,351

Stockholder's equity	355,430	(72,218)	(6,546)	(18)	276,648
Total liabilities and stockholder's equity	$119,428	$1,095,620	$263,969	$(18)	$1,478,999

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended March 31, 2009
(In thousands)

			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Cash flows from operating activities:
Net income (loss)	$(24,738)	$(9,294)	$11,580	$(2,286)	$(24,738)
Changes in operating assets and liabilities and non-cash items, included in net earnings (loss)	26,373	18,186	12,886	2,286	59,731
Net cash provided by (used in) operating activities	1,635	8,892	24,466	-	34,993
Cash flows from investing activities:
Payment for purchase of businesses, net of cash acquired	(7,832)	-	-	-	(7,832)
Capital expenditures	(11)	(8,406)	(4,541)	-	(12,958)
Proceeds from the sale of property, plant and equipment	-	1,145	214	-	1,359
Other, net	(4)	-	-	-	(4)
Net cash provided by (used in) investing activities	(7,847)	(7,261)	(4,327)	-	(19,435)
Cash flows from financing activities:
Debt repayments	(4,125)	(4)	-	-	(4,129)
Debt financing costs	(340)	-	-	-	(340)
Net cash provided by (used in) financing activities	(4,465)	(4)	-	-	(4,469)
Effect of exchange rate changes on cash and cash equivalents	-	-	(11,307)	-	(11,307)
Net increase (decrease) in cash and cash equivalents	(10,677)	1,627	8,832	-	(218)
Cash and cash equivalents at beginning of period	39,285	(2,379)	17,243	-	54,149
Cash and cash equivalents at end of period	$28,608	$(752)	$26,075	$-	$53,931

Condensed Consolidating Statement of Cash Flows
For the Period from August 15, 2007 to March 31, 2008
(In thousands)

			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Cash flows from operating activities:
Net income (loss)	$(96,498)	$(49,245)	$(8,652)	$57,897	$(96,498)
Loss from discontinued operations, net of tax	-	2,457	-	-	2,457
Income (loss) from continuing operations	(96,498)	(46,788)	(8,652)	57,897	(94,041)
Changes in operating assets and liabilities and non cash items, included in net income (loss)	45,362	57,304	22,585	(57,897)	67,354
Net cash provided by (used in) continuing operations	(51,136)	10,516	13,933	-	(26,687)
Net cash provided by (used in) discontinued operations	-	(3,133)	-	-	(3,133)
Net cash provided by (used in) operating activities	(51,136)	7,383	13,933	-	(29,820)
Cash flows from investing activities:
Acquisition of predecessor entity, net of cash acquired	(1,128,915)	(2,593)	13,215	-	(1,118,293)
Payment for purchase of businesses, net of cash acquired	1,522	-	-	-	1,522
Capital expenditures	(258)	(6,380)	(1,890)	-	(8,528)
Proceeds from the sale of property, plant and equipment	-	15	15	-	30
Purchase of marketable securities	(631,805)	-	-	-	(631,805)
Proceeds from sale of marketable securities	599,977	-	-	-	599,977
Net cash provided by (used in) investing activities of continuing operations	(1,159,479)	(8,958)	11,340	-	(1,157,097)
Net cash provided by (used in) discontinued operations	-	(32)	-	-	(32)
Net cash provided by (used in) investing activities	(1,159,479)	(8,990)	11,340	-	(1,157,129)
Cash flows from financing activities:
Proceeds from issuance of common stock	378,350	-	-	-	378,350
Borrowings under debt agreements	870,000	-	-	-	870,000
Debt repayments	(4,434)	(19)	-	-	(4,453)
Debt financing costs	(27,436)	-	-	-	(27,436)
Amounts paid for withholding taxes on stock option exercises	(14,142)	-	-	-	(14,142)
Witholding taxes collected for stock option exercises	14,142	-	-	-	14,142
Net cash provided by (used in) financing activities of continuing operations	1,216,480	(19)	-	-	1,216,461
Effect of exchange rate changes on cash and cash equivalents	-	-	(2,305)	-	(2,305)
Net increase (decrease) in cash and cash equivalents	5,865	(1,626)	22,968	-	27,207
Cash and cash equivalents at beginning of period	-	-	-	-	-
Cash and cash equivalents at end of period	$5,865	$(1,626)	$22,968	$-	$27,207

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

Results of Operations

Refer to Notes 1 and 3 to our consolidated financial statements for details concerning the Company’s August 15, 2007 acquisition by affiliates of or funds managed by the Sponsors and certain members of our management and the basis upon which such consolidated financial statements are presented. For comparative purposes in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we combined the Predecessor period from July 1, 2007 to August 14, 2007 with the Successor period from August 15, 2007 to March 31, 2008 to form the nine months ended March 31, 2008. This combination is not a GAAP presentation. However, we believe this presentation is useful to the reader as a comparison to the Successor period for the nine months ended March 31, 2009.

The following table sets forth our historical results of operations as a percentage of net sales for the periods indicated below:

				Non-GAAP
				combined
				Predecessor
	Successor	Successor	Successor	and Successor	Successor	Predecessor
					Period	Period
	Three	Three	Nine	Nine	August 15,	July 1,
	Months	Months	Months	Months	2007	2007
	Ended	Ended	Ended	Ended	through	through
	March 31,	March 31,	March 31,	March 31,	March 31,	August 14,
	2009	2008	2009	2008	2008	2007

Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Costs of sales	52.2	56.0	52.6	61.5	61.6	59.8
Gross profit	47.8	44.0	47.4	38.5	38.4	40.2

Operating expenses:
Selling, general and administrative costs	22.2	20.5	22.1	22.5	20.0	49.8
Research and development costs	12.9	11.5	11.9	13.2	11.6	31.9
Amortization of acquired intangibles	10.7	13.3	10.9	11.8	12.5	4.4
Acquired in-process research and development costs	1.7	-	-	5.3	5.8	-
Company sale transaction expenses	-	0.5	0.5	7.9	7.7	9.7
Total operating expenses	47.5	45.8	45.4	60.7	57.6	95.8

Operating income (loss)	0.3	(1.8)	2.0	(22.2)	(19.2)	(55.6)

Interest expense	(14.8)	(13.1)	(14.4)	(11.8)	(12.8)	-
Other income (expense), net	-	1.3	2.8	0.9	0.9	-
	(14.8)	(11.8)	(11.6)	(10.9)	(11.9)	-
Income (loss) from continuing operations before income taxes	(14.5)	(13.6)	(9.6)	(33.1)	(31.1)	(55.6)
Provision (benefit) for income taxes	(4.6)	(3.8)	(3.9)	(9.4)	(8.7)	(17.9)

Income (loss) from continuing operations	(9.9)	(9.8)	(5.7)	(23.7)	(22.4)	(37.7)
Discontinued operations	-	(0.6)	-	(1.1)	(0.6)	(6.6)
Net income (loss)	(9.9)%	(10.4)%	(5.7)%	(24.8)%	(23.0)%	(44.3)%

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

The following table sets forth our net sales and adjusted operating income by business segment and reconciles Adjusted Operating Income (Loss) to Income (Loss) From Continuing Operations Before Income Taxes for the periods indicated:

				Non-GAAP
				Combined
				Predecessor
	Successor	Successor	Successor	and Successor	Successor	Predecessor
	Three Months	Three Months	Nine Months	Nine Months	August 15, 2007
	Ended	Ended	Ended	Ended	through	July 1, 2007
	March 31,	March 31,	March 31,	March 31,	March 31,	to August 14,
	2009	2008	2009	2008	2008	2007
	(In thousands)
Net sales:
Microelectronic solutions ("AMS")	$70,232	$77,380	$208,564	$216,296	$197,279	$19,017
Test solutions ("ATS")	69,207	79,924	228,535	242,001	222,797	19,204
Net sales	$139,439	$157,304	$437,099	$458,297	$420,076	$38,221

Segment adjusted operating income:
- AMS	$14,783	$19,143	$44,767	$51,387	$51,363	$24
- ATS	8,700	11,010	34,304	26,785	34,367	(7,582)
- General corporate expense	(2,854)	(2,088)	(9,421)	(7,844)	(5,497)	(2,347)
Adjusted operating income (loss)	20,629	28,065	69,650	70,328	80,233	(9,905)

Amortization of acquired intangibles
- AMS	(8,829)	(12,621)	(27,968)	(31,743)	(31,464)	(279)
- ATS	(6,127)	(8,251)	(19,578)	(22,230)	(20,817)	(1,413)
Share based compensation
- AMS	-	-	-	(83)	-	(83)
- ATS	-	-	-	95	-	95
- Corporate	(489)	(488)	(1,466)	(2,860)	(2,634)	(226)
Restructuring charges
- AMS	-	(402)	-	(402)	(402)	-
- ATS	(582)	(355)	(2,792)	(5,178)	(1,400)	(3,778)
One-time lease termination costs
- ATS	-	-	-	(576)	-	(576)
Merger related expenses - Corporate	(815)	(534)	(3,621)	(4,568)	(3,249)	(1,319)
Acquired in-process R&D costs
- AMS	(1,665)	-	(1,665)	(15,700)	(15,700)	-
- ATS	(626)	-	(626)	(8,640)	(8,640)	-
Current period impact of acquisition related adjustments:
Inventory - AMS	-	(4,156)	-	(23,874)	(23,817)	(57)
Inventory - ATS	-	(1,495)	-	(15,151)	(15,151)	-
Depreciation - AMS	(285)	(293)	(857)	(732)	(732)	-
Depreciation - ATS	(629)	(823)	(2,043)	(2,058)	(2,058)	-
Depreciation - Corporate	(55)	(55)	(165)	(137)	(137)	-
Deferred revenue - ATS	(64)	(576)	(240)	(2,235)	(2,235)	-
Company sale transaction expenses	-	(850)	-	(36,176)	(32,459)	(3,717)
Operating income (loss) (GAAP)	463	(2,834)	8,629	(101,920)	(80,662)	(21,258)

Interest expense	(20,566)	(20,536)	(63,031)	(53,924)	(53,649)	(275)
Other income (expense), net	(47)	1,960	12,366	4,175	3,881	294
Income (loss) from continuing operations before income taxes	$(20,150)	$(21,410)	$(42,036)	$(151,669)	$(130,430)	$(21,239)

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Net Sales.  Net sales decreased 11% to $139.4 million for the three months ended March 31, 2009 from $157.3 million for the three months ended March 31, 2008.

Net sales in the microelectronic solutions (“AMS”) segment decreased 9% to $70.2 million for the three months ended March 31, 2009 from $77.4 million for the three months ended March 31, 2008 primarily due to a reduction in sales of components due to a general slowdown in the market combined with a demand surge experienced in the prior year that was not repeated in the current year.  This reduction is partially offset by an increase in sales volume of integrated circuits combined with additional sales from our acquisition of Gaisler in June 2008 ($2.0 million).  Net sales in the test solutions (“ATS”) segment decreased 13% to $69.2 million in 2009 from $79.9 million in 2008.  The change in foreign currency exchange rates has negatively impacted our U.K. sales by approximately $11 million.  Excluding the impact of foreign currency exchange rates, sales for the three months ended March 31, 2009 increased $300,000 as compared to the three months ended March 31, 2008.   Increases in sales of wireless products were offset by reductions in sales of radio test sets and synthetic test products.  The period ended March 31, 2009 was impacted by a purchase accounting adjustment to deferred revenue which reduced sales by $64,000; while the period ended March 31, 2008, was impacted by a purchase accounting adjustment to deferred revenue which reduced sales by $576,000.

Gross Profit.  Gross profit equals net sales less cost of sales. Cost of sales includes materials, direct labor, amortization of capitalized software development costs and overhead expenses such as engineering labor, fringe benefits, depreciation, allocable occupancy costs and manufacturing supplies.

On a consolidated basis, gross margin was 47.8% for the three months ended March 31, 2009 and 44.0% for the three months ended March 31, 2008.  For the three months ended March 31, 2008, gross margin was adversely affected by purchase accounting adjustments aggregating $6.8 million which (i) increased cost of sales in the 2008 period for the increase in the recorded value of the Company’s Sale Transaction date inventories by $5.7 million to eliminate manufacturing profits inherent in the inventories at that date; (ii) increased depreciation expense by $542,000 due to acquisition date fair value adjustments and (iii) reduced sales for the quarter by $576,000 related to eliminating selling profits inherent in certain deferred revenues.  In 2009, gross margin was adversely affected by (i) increased depreciation expense of $475,000 related to acquisition date fair value adjustments and (ii) reduced sales for the quarter of $64,000 related to eliminating selling profits inherent in certain acquisition date deferred revenues.  Ignoring the purchase accounting adjustments, gross margin was 48.1% for both the period ended March 31, 2009 and the period ended March 31, 2008.

Three Months	Gross Profit
Ended
March 31,		% of		% of		% of
(In thousands)	AMS	sales	ATS	sales	Total	sales

2009	$33,095	47.1%	$33,510	48.4%	$66,605	47.8%
2008	$32,487	42.0%	$36,749	46.0%	$69,236	44.0%

Gross margins in the AMS segment were 47.1% in 2009 and 42.0% in 2008.  Gross profit was negatively impacted by purchase accounting adjustments of $198,000 in 2009 and $4.4 million in 2008. Ignoring the purchase accounting adjustments, gross margins were 47.4% in 2009 and 47.6% in 2008.

Gross margins in the ATS segment were 48.4% in 2009 and 46.0% in 2008. Gross profit was negatively impacted by purchase accounting adjustments of $340,000 versus $2.4 million in 2008. Ignoring the purchase accounting adjustments, gross margins were 48.9% in 2009 and 48.6% in 2008.

Selling, General and Administrative Costs.  Selling, general and administrative (“SG&A”) costs include sales, office and management salaries, fringe benefits, commissions, insurance and professional fees, as well as, merger related expenses.  On a consolidated basis SG&A costs decreased $1.2 million, yet increased 170 basis points as a percentage of sales from the quarter ended March 31, 2008 to the quarter ended March 31, 2009.  Excluding merger related expenses ($815,000 in 2009 and $534,000 in 2008), stock compensation costs ($489,000 in 2009 and $488,000 in 2008), acquisition related depreciation expense ($276,000 in 2009 and $364,000 in 2008) and restructuring costs ($107,000 in 2009 and $265,000 in 2008) SG&A was $29.3 million in 2009 and $30.5 million in 2008 and increased 170 basis points as a percentage of sales.

Three Months	Selling, General and Administrative Costs
Ended
March 31,		% of		% of			% of
(In thousands)	AMS	sales	ATS	sales	Corporate	Total	sales

2009	$11,019	15.7%	$15,721	22.7%	$4,214	$30,954	22.2%
2008	$10,650	13.8%	$18,379	23.0%	$3,165	$32,194	20.5%

Selling, general and administrative costs increased $369,000, or 3%, in the AMS segment.  Selling, general and administrative costs decreased $2.7 million, or 14%, in the ATS segment largely due to general cost savings and the benefits of restructuring activities and the related closing of the Burnham facility.

Corporate general and administrative expenses increased $1.0 million primarily due to increased professional fees related to acquisition investigations and SEC filings for debt refinancing.

Selling, general and administrative expenses increased 190 basis points, as a percentage of sales, for AMS and decreased 30 basis points for ATS. Corporate general and administrative expenses increased 100 basis points as a percentage of consolidated sales.  Excluding merger related expenses, Corporate SG&A expenses increased 75 basis points.

Research and Development Costs. Research and development costs include materials, engineering labor and allocated overhead. On a consolidated basis, research and development expenses decreased $213,000, yet increased 140 basis points as a percentage of sales.

Three Months	Research and Development Costs
Ended
March 31,		% of		% of		% of
(In thousands)	AMS	sales	ATS	sales	Total	sales

2009	$7,579	10.8%	$10,362	15.0%	$17,941	12.9%
2008	$7,544	9.7%	$10,610	13.3%	$18,154	11.5%

AMS segment self-funded research and development costs increased $35,000, resulting from an increase in integrated circuit projects partially offset by a reduction in microelectronic module projects.  As a percentage of sales, research and development costs increased 110 basis points. Restructuring charges included in R&D were $35,000 in 2008.  There were no comparable charges in 2009.

ATS segment self-funded research and development costs decreased $248,000, or 2%, as restructuring charges included in R&D were $80,000 in 2009 and $352,000 in 2008.

Restructuring Costs.  The AMS segment incurred restructuring costs of $402,000 in the three months ended March 31, 2008 ($107,000 in cost of sales, $260,000 in SG&A and 35,000 in R&D) related to severance for personnel reductions within our Whippany, New Jersey components manufacturing facility.  The ATS segment incurred restructuring costs of $582,000 in 2009 ($395,000 in cost of sales, $107,000 in SG&A and 80,000 in R&D) related to further consolidation and reorganization efforts primarily in our U.K. operations and $355,000 in 2008 which was also related to consolidation and reorganization efforts in our U.K. operations, primarily in R&D.

Amortization of Acquired Intangibles.  Amortization of acquired intangibles decreased $5.9 million in 2009 largely due to the impact of the change in foreign currency exchange rates, combined with the completion of amortization of acquired backlog recorded in the Merger. Amortization for the AMS segment decreased $3.8 million and the ATS segment decreased $2.1 million.

Other Income (Expense).  Interest expense increased $30,000 to $20.6 million in 2009.  Other income (expense) of $(47,000) for the three months ended March 31, 2009 consisted primarily of $(669,000) of foreign currency transaction losses and $622,000 of interest income and other miscellaneous income, net. Other income (expense) of $2.0 million for the three months ended March 31, 2008 consisted primarily of $820,000 of foreign currency transaction gains, $582,000 of interest income and $560,000 of other miscellaneous income.

Provision for Income Taxes.   The income tax benefit was $6.4 million for the three months ended March 31, 2009, an effective income tax rate of 31.8%.  We had an income tax benefit of $6.0 million, an effective income tax rate of 27.9% for the three months ended March 31, 2008. The effective income tax rate for the two periods differed from the amount computed by applying the U.S. Federal income tax rate to income before income taxes primarily due to foreign, state and local income taxes and for 2008, non-deductible merger expenses.  We paid income taxes of $597,000 in the three months ended March 31, 2009 and $3.5 million in the three months ended March 31, 2008.

Income (loss) from Continuing Operations.  The loss from continuing operations was $13.7 million for the three months ended March 31, 2009 and $15.4 million for the three months ended March 31, 2008.

Nine Months Ended March 31, 2009 Compared to Nine Months Ended March 31, 2008

Net Sales.  Net sales decreased 5% to $437.1 million for the nine months ended March 31, 2009 from $458.3 million for the nine months ended March 31, 2008.

Net sales in the microelectronic solutions (“AMS”) segment decreased 4% to $208.6 million for the nine months ended March 31, 2009 from $216.3 million for the nine months ended March 31, 2008 primarily due to a reduction in sales volume of components and microelectronic modules, offset by increases in integrated circuits and motion control products combined with additional sales from our acquisition of Gaisler in June 2008 ($4.4 million).  Net sales in the test solutions (“ATS”) segment decreased 6% to $228.5 million in 2009 from $242.0 million in 2008.  The change in foreign currency exchange rates has negatively impacted U.K. sales by approximately $20 million.  Excluding the impact of foreign currency exchange rates, sales for the nine months ended March 31, 2009 increased approximately $7 million as compared to the nine months ended March 31, 2008 primarily due to an increase in sales volume of wireless products, offset by a reduction in sales of radio test and synthetic products.  The period ended March 31, 2009 was impacted by a purchase accounting adjustment to deferred revenue which reduced sales by $240,000; while the period ended March 31, 2008 was impacted by a purchase accounting adjustment to deferred revenue which reduced sales by $2.2 million.

Gross Profit.  On a consolidated basis, gross margin was 47.4% for the nine months ended March 31, 2009 and 38.5% for the nine months ended March 31, 2008.  In 2008, gross margin was adversely affected by purchase accounting adjustments aggregating $42.6 million which (i) increased cost of sales in the 2008 period for the increase in the recorded value of the Company’s Sale Transaction date inventories by $39.0 million to eliminate manufacturing profits inherent in the inventories at that date; (ii) increased depreciation expense by $1.4 million due to acquisition date fair value adjustments and (iii) reduced sales for the nine months by $2.2 million related to eliminating selling profits inherent in certain acquisition date deferred revenues.  In 2009, gross margin was adversely affected by (i) increased depreciation expense of $1.5 million related to acquisition date fair value adjustments and (ii) reduced sales for the nine months by $240,000 related to eliminating profits inherent in certain acquisition date deferred revenue.  Ignoring the purchase accounting adjustments, gross margin was 47.8% for the period ended March 31, 2009 and 47.6% for the period ended March 31, 2008.

Nine Months	Gross Profit
Ended
March 31,		% of		% of		% of
(In thousands)	AMS	sales	ATS	sales	Total	sales

2009	$98,191	47.1%	$108,932	47.7%	$207,123	47.4%
2008	$80,547	37.2%	$95,937	39.6%	$176,484	38.5%

Gross margins in the AMS segment were 47.1% in 2009 and 37.2% in 2008.  Gross profit in 2009 included purchase accounting adjustments of $597,000 as compared to $24.4 million in 2008. Ignoring the purchase accounting adjustments, gross margins were 47.4% in 2009 and 48.5% in 2008.  The decrease in gross margins is principally attributable to decreased sales of components that generate higher margins, partially offset by increased sales of integrated circuit products combined with a favorable product mix in microelectronic modules and the acquisition of Gaisler in June 2008 ($3.0 million).

Gross margins in the ATS segment were 47.7% in 2009 and 39.6% in 2008. Gross profit in 2009 was negatively impacted by purchase accounting adjustments of $1.1 million versus $18.2 million in 2008. Ignoring the purchase accounting adjustments, gross margins were 48.1% in 2009 and 46.7% in 2008.  Gross margins increased principally due to increased sales and margins in our wireless products and increased margins in our synthetic test products due to product mix, and are partially offset by lower margins due to a reduction in sales of frequency synthesizer products.

Selling, General and Administrative Costs.  On a consolidated basis SG&A costs decreased 40 basis points as a percentage of sales from the nine months ended March 31, 2008 to the nine months ended March 31, 2009.  Excluding merger related expenses ($3.6 million in 2009 and $4.6 million in 2008), stock compensation costs ($1.5 million in 2009 and $2.8 million in 2008), acquisition related depreciation expense ($884,000 in 2009 and $911,000 in 2008), restructuring costs ($463,000 in 2009 and $2.1 million in 2008) and a one-time lease termination cost ($576,000 in 2008), SG&A was $90.2 million in 2009 and $92.2 million in 2008.

Nine Months	Selling, General and Administrative Costs
Ended
March 31,		% of		% of			% of
(In thousands)	AMS	sales	ATS	sales	Corporate	Total	sales

2009	$32,104	15.4%	$49,835	21.8%	$14,673	$96,612	22.1%
2008	$31,543	14.6%	$56,229	23.2%	$15,409	$103,181	22.5%

In the AMS segment, selling, general and administrative costs increased $561,000, or 2%.  As a percentage of sales, selling, general and administrative costs increased 80 basis points for AMS.  Excluding restructuring costs ($260,000 in 2008), stock compensation costs ($56,000 in 2008), acquisition related depreciation expense ($29,000 in 2009 and $30,000 in 2008), SG&A was $32.1 million in 2009 and $31.2 million in 2008, representing an increase of 100 basis points as a percentage of sales for AMS.

In the ATS segment, selling, general and administrative costs decreased $6.4 million, or 11%, largely due to a $1.4 million reduction in restructuring costs and one time lease termination fees of $576,000 incurred in 2008 combined with cost savings related to the closing of our Burnham facility.  As a percentage of sales, selling, general and administrative costs decreased 140 basis points for ATS.  Excluding restructuring costs ($463,000 in 2009 and $1.8 million in 2008), a one-time lease termination cost of $576,000 in 2008, stock compensation costs ($90,000 favorable impact in 2008), acquisition related depreciation expense ($690,000 in 2009 and $744,000 in 2008), SG&A was $48.7 million in 2009 and $53.2 million in 2008.

Corporate general and administrative expenses decreased $736,000 primarily due to a reduction in stock-based compensation.  As a percentage of sales, corporate general and administrative expenses remained relatively unchanged.

Research and Development Costs. On a consolidated basis, research and development expenses decreased 140 basis points as a percentage of sales.

Nine Months	Research and Development Costs
Ended
March 31,		% of		% of		% of
(In thousands)	AMS	sales	ATS	sales	Total	sales

2009	$22,178	10.6%	$29,867	13.1%	$52,045	11.9%
2008	$22,708	10.5%	$38,026	15.7%	$60,734	13.3%

AMS segment self-funded research and development costs decreased $530,000, or 2%, primarily due to a reduction of microelectronic module projects, partially offset by increases in components projects and costs related to our acquisition of Gaisler ($588,000).  As a percentage of sales, research and development costs increased 10 basis points.

ATS segment self-funded research and development costs decreased $8.2 million, or 21%, primarily due to (i) a reduction of $8.4 million in our wireless business relating to cost savings related to the closing of our Burnham facility and a reduction of wireless related projects and (ii) a reduction of $2.7 million in restructuring costs primarily in our wireless business partially offset by increased costs in our radio test products of $3.5 million.

Acquired In-Process Research and Development Costs.  During the nine months ended March 31, 2008 and in connection with the Company Sale Transaction, we recorded and immediately expensed $24.3 million of acquired IPR&D costs ($15.7 million in the AMS segment and $8.6 million in the ATS segment).  In 2009, we recorded and expensed $1.7 million of costs related to our acquisition of Gaisler in June 2008 and $626,000 of costs related to our acquisition of VI Technology in March 2009.

Restructuring Costs.  The AMS segment incurred total restructuring costs of $402,000 ($107,000 in cost of sales, $260,000 in SG&A and $35,000 in R&D), in the nine months ended March 31, 2008 which relate to severance for personnel reductions within our Whippany, New Jersey components manufacturing facility.

The ATS segment incurred restructuring costs of $2.8 million in the nine months ended March 31, 2009 ($2.0 million in cost of sales, $463,000 in SG&A and $303,000 in R&D).  In comparison, in the nine months ended March 31, 2008, the ATS segment incurred restructuring costs of $5.2 million ($379,000 in cost of sales, $1.8 million in SG&A and $3.0 million in R&D).  In both periods, the costs related to consolidation and reorganization efforts in our U.K. operations.

Amortization of Acquired Intangibles.  Amortization of acquired intangibles decreased $6.4 million in 2009 primarily due to the impact of the change in foreign currency exchange rates, combined with the completion of amortization of acquired backlog recorded in the Merger.  The amortization for the AMS segment decreased $3.8 million and the ATS segment decreased $2.6 million.

Company Sale Transaction Expenses.  In the nine months ended March 31, 2008, we incurred Company Sale Transaction expenses of $36.2 million, consisting primarily of merger related change of control, severance and other compensation payments, a break-up fee and its related lawsuit settlement charge and legal and other professional fees.  There were no comparable costs in the current period.

Other Income (Expense).  Interest expense was $63.0 million in the nine months ended March 31, 2009 and $53.9 million in the nine months ended March 31, 2008. The increase is due to the addition of $870 million of debt to finance the purchase of the Company on August 15, 2007 combined with refinancing of our $225.0 million Senior Subordinated Unsecured Credit Facility, which increased the interest rate on the facility to 11.75%.  Other income (expense) of $12.4 million for the nine months ended March 31, 2009 consisted primarily of $10.5 million of foreign currency transaction gains and $1.3 million of interest income. Other income (expense) of $4.2 million for the nine months ended March 31, 2008 consisted primarily of $2.0 million of foreign currency transaction gains and $1.6 million of interest income.

Provision for Income Taxes.   The income tax benefit was $17.3 million for the nine months ended March 31, 2009, an effective income tax rate of 41.2%.  We had an income tax benefit for the nine months ended March 31, 2008 of $43.2 million, an effective income tax rate of 28.5%. The effective income tax rate for the two periods differed from the amount computed by applying the U.S. Federal income tax rate to income before income taxes primarily due to foreign, state and local income taxes and, for 2008, the tax benefit was decreased for the impact of certain Company Sale Transaction expenses that were not deductible for tax purposes, as well as nondeductible IPR&D.  We paid income taxes of $3.0 million in the nine months ended March 31, 2009 and $7.3 million in the nine months ended March 31, 2008.

Income (loss) from Continuing Operations.  The loss from continuing operations was $24.7 million for the nine months ended March 31, 2009 and $108.4 million for the nine months ended March 31, 2008.

Liquidity and Capital Resources

As of March 31, 2009, we had $53.9 million of cash and cash equivalents, $200.3 million in working capital and our current ratio was 2.4 to 1.  As of June 30, 2008, we had $54.1 million of cash and cash equivalents, $220.9 million in working capital and our current ratio was 2.4 to 1.

At March 31, 2009, our marketable securities consisted of $17.5 million of auction rate securities, net of a $2.4 million valuation allowance, discussed below. Auction rate securities represent long-term (generally maturities of ten years to thirty-five years from the date of issuance) variable rate bonds tied to short-term interest rates that are reset through an auction process, which occurs every seven to thirty-five days, and are classified as available for sale securities. All but one (with the one security having a carrying value of $1.6 million and an A rating) of our auction rate securities retain a triple-A rating by at least one nationally recognized statistical rating organization. In addition, certain of our auction rate securities are backed by student loans whose principal and interest are federally guaranteed by the Family Federal Education Loan Program.  We have redeemed $26.5 million of auction rate securities at par since February 8, 2008.

Given the high credit quality of our auction rate securities and our intent and ability to hold these securities until liquidity returns to the market or maturity, if necessary, we believe we will recover the full principal amount of $19.9 million, in the future. However, at March 31, 2009, we estimated that the fair value of our auction rate securities was $17.5 million. Since many auctions are failing and given that there is currently no active secondary market for our investment in auction rate securities, the determination of fair value was based on the following:

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

Auction rate securities are classified as non-current assets in the accompanying March 31, 2009 and June 30, 2008 consolidated balance sheets.

Our principal liquidity requirements are to service our debt and interest and meet our working capital and capital expenditure needs. As of March 31, 2009, we had $886.6 million of debt outstanding (of which $881.2 million was long-term), including approximately $516.9 million under our senior secured credit facility, $225.0 million of unsecured senior notes and $143.3 million under our senior subordinated unsecured credit facility, including paid-in-kind interest. Additionally, at March 31, 2009 we were able to borrow an additional $50.0 million under the revolving portion of our senior secured credit facility.

The following is a summary of required principal repayments of long-term debt for the next five years and thereafter as of March 31, 2009:

Twelve months ended March 31,	(In thousands)
2010	$5,383
2011	5,590
2012	5,610
2013	5,635
2014	5,250
Thereafter	859,128
Total	$886,596

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

Cash Flows

For the nine months ended March 31, 2009, our cash flow provided by continuing operations was $35.0 million.  Our investing activities from continuing operations used cash of $19.4 million, primarily for $13.0 million of capital expenditures and $7.8 million of payments for purchase of businesses (net of cash acquired).  Our financing activities used cash of $4.5 million, primarily to repay $4.1 million of debt.

For the nine months ended March 31, 2008, our cash flow used in continuing operations was $14.9 million.  Our investing activities from continuing operations used cash of $1.1 billion, primarily for payments of $1.1 billion to predecessor shareholders and option holders, net of cash acquired, $9.6 million of capital expenditures and the purchase (net of sales) of marketable securities of $22.3 million. Our financing activities provided cash of $1.2 billion, primarily from borrowings under our credit facilities of $870.0 million on August 15, 2007 and proceeds from the issuance of common stock of $378.4 million, also on August 15, 2007.

Capital Expenditures

Capital expenditures were $13.0 million and $9.6 for the nine months ended March 31, 2009 and 2008, respectively.  Our capital expenditures primarily consist of equipment replacements.

Contractual Obligations

The following table summarizes our obligations and commitments to make future payments under debt, and other obligations as of March 31, 2009:

Payments Due By Period (1)
	(In millions)
		Less Than			After
	Total	1 Year	1 - 3 Years	4 - 5 Years	5 Years

Senior secured credit facility	$516.9	$5.1	$10.5	$10.5	$490.8
Senior unsecured notes	225.0	-	-	-	225.0
Subordinated unsecured credit facility	143.3	-	-	-	143.3
Other long-term debt	1.4	0.3	0.7	0.4	-
Operating leases (2)	19.6	6.0	8.4	3.6	1.6
Employment agreements	9.2	3.7	4.5	1.0	-
Advisory fee (3)	10.2	2.2	4.3	3.7	-
Total	$925.6	$17.3	$28.4	$19.2	$860.7

(1)	Amounts do not include interest payments.

(2)	The Company does not expect any future minimum sub-lease rentals associated with operating lease commitments shown in the above table.

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

In the normal course of business, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. None of these obligations are individually significant. We do not expect that these commitments, as of March 31, 2009, will have a material adverse affect on our liquidity.

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

Revenues and Cost Recognition.  We recognize revenue when persuasive evidence of an arrangement exists, the selling price is fixed or determinable, and collectability of the resulting receivable is reasonably assured.

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

Recently Adopted Accounting Pronouncements

See Note 1 of the condensed consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

See Note 1 of the condensed consolidated financial statements.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.  We are subject to interest rate risk in connection with borrowings under our senior secured credit facility.  Although we currently have interest rate swap agreements hedging portions of this debt, these will expire before the borrowings are fully repaid. As of March 31, 2009, we have $517 million outstanding under the term-loan portion of our senior secured credit facility, some of which is subject to variable interest rates. Each change of 0.125% in interest rates would result in a $58,000 change in our annual interest expense on the un-hedged portion of the term-loan borrowings and a $63,000 change in our annual interest expense on the revolving loan borrowings, assuming the entire $50.0 million was outstanding.  Any debt we incur in the future may also bear interest at floating rates.

Foreign Currency Risk.  Foreign currency contracts are used in certain circumstances to protect us from fluctuations in exchange rates. We enter into foreign currency contracts, which are not designated as hedges. Thus the change in fair value is included in income as it occurs, within other income (expense). As of March 31, 2009, we had $10.7 million of notional value foreign currency forward contracts maturing through June 2009. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts. The fair value of these contracts was a $33,000 liability at March 31, 2009 and a $13,000 asset at June 30, 2008.  If foreign currency exchange rates (primarily the British pound and the Euro) change by 10% from the levels at March 31, 2009, the effect on our comprehensive income would be approximately $20.5 million.

Inflation Risk.  Inflation has not had a material impact on our results of operations or financial condition during the preceding three years.

ITEM 4T – CONTROLS AND PROCEDURES

Our disclosure controls and procedures under the Securities Exchange Act of 1934, as amended, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Principal Executive Officer and the Principal Financial Officer, with the assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2009 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

In March 2005, we sold the net assets of our shock and vibration control device manufacturing business (“VMC”).  Under the terms of the sale agreements, we retained certain liabilities relating to adverse environmental conditions that existed at the premises occupied by VMC as of the date of sale.  We recorded a liability for the estimated remediation costs related to adverse environmental conditions that existed at the VMC premises when it was sold.  The accrued environmental liability at March 31, 2009 is $1.0 million, of which $322,000 is expected to be paid within one year.

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

During May 2008, we became further aware that a certain product sold by our KDI subsidiary may have inadvertently been misclassified as not ITAR controlled. On August 5, 2008, we filed a Voluntary Disclosure with the Directorate of Defense Trade Controls, Department of State, describing the inadvertent misclassification of this product.  In January 2009 we identified another product that should have been included in the August 5, 2008 disclosure.  We filed an initial disclosure with the Department of State identifying this product, and the Department of State instructed us to file an amendment to the August 5, 2008 disclosure.  That amendment was filed in April 2009.  At this time it is not possible to determine whether any fines or other penalties will be asserted against us with respect to the foregoing matters, or the materiality of any outcome.

During November 2008, we became aware that our Hauppauge facility had shipped two ITAR controlled products to a foreign customer, but inadvertently had noted on the requisite paperwork that only one ITAR controlled product was included in the shipment.  We filed a voluntary disclosure in January 2009, and that disclosure has been closed by the State Department and no fine or penalty was assessed.

During January 2009, we became aware that a certain product sold by our Powell subsidiary, for which an ITAR marketing license had been properly issued by the U.S. Department of State, mistakenly was taken out of the country by an employee without first obtaining the required U.S. Customs signature upon departure.   We have filed an initial disclosure relating to this issue and will file a detailed disclosure by June 6, 2009.  At this time it is not possible to determine whether any fines or other penalties will be asserted against us, or the materiality of any outcome.

In the third quarter of fiscal 2009, we became aware that a product sold and licensed to Raytheon U.K. was actually forwarded to an end user in Saudi Arabia.  Aeroflex did not identify that end user on the initial license application, so the product in question was forwarded to Saudi Arabia when it was only authorized to travel as far as the U.K.  We filed an initial disclosure concerning this matter in April 2009.  At this time it is not possible to determine whether any fines or penalties will be asserted against us, or the materiality of any outcome.

In March 2009 we became aware that Aeroflex’s subsidiary, Micrometrics, had inadvertently misclassified a component and shipped it to a foreign customer in Italy under the jurisdiction of the Export Administration Regulations ("EAR") when it should have been shipped under the jurisdiction of the ITAR.  We filed an initial voluntary disclosure concerning this matter in April 2009.  At this time it is not possible to determine whether any fines or penalties will be asserted against us, or the materiality of any outcome.

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

AEROFLEX INCORPORATED
(REGISTRANT)

May 14, 2009	/s/ John Adamovich, Jr.
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