Form 10-K
period 2009-06-30
AEROFLEX INC
filed 2009-09-02
CIK 2601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

 (Mark One)
     ☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009
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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Rule 13 or Section 15(d) of the Exchange Act.   Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of  “large accelerated filer,”  “accelerated filer” and “smaller reporting company”  in Rule 12b-2 of the Exchange Act.
(Check one):	Large accelerated filer ☐	Accelerated filer ☐
	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐     No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  There is no public market for the common equity of the registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date (applicable only to corporate registrants).  Common Stock, par value $.10 per share; outstanding as of September 1, 2009 – 1,000 shares.

Documents incorporated by reference:  None.

PART I

In this Form 10-K, unless the context requires otherwise, references to (i) “we,” “our,” “the Company” or “us” refer, as applicable, to Aeroflex Incorporated and its subsidiaries, (ii) the term “parent” refers to AX Holding Corp., which owns 100% of our capital stock, (iii) the term “parent LLC” refers to VGG Holding LLC, which owns 100% of the parent, (iv) the term “Veritas Capital” refers to The Veritas Capital Fund III, L.P., (v) the term “Golden Gate” refers to Golden Gate Private Equity, Inc., (vi) the term “GS Direct” refers to GS Direct, L.L.C., (vii) the term “Sponsors” refers collectively to affiliates of or funds managed by Veritas Capital, Golden Gate and GS Direct, and (viii) and “fiscal” year refers to the twelve months ended June 30 of the applicable year.  For example, “fiscal 2009” refers to our fiscal year ended June 30, 2009.  On August 15, 2007, we were acquired by our parent pursuant to an agreement and plan of merger, or merger agreement.  In the Form 10-K, we refer to this transaction as the “Acquisition” or the “Merger.”

ITEM 1.   BUSINESS

Company Overview

We are a leading provider of highly specialized microelectronics and test and measurement equipment, primarily to the global aerospace and defense and broadband communications markets. We also design application-specific integrated circuits, or ASICs, for CT scan equipment for the medical industry. Founded in 1937, we have developed a substantial intellectual property portfolio that includes more than 150 patents, extensive know-how, years of collaborative research and development with our customers and a demonstrated history in space, validating the high quality performance of our products. We believe that the combination of our leading market positions, complementary portfolio of products, years of experience and engineering capabilities provides us with a competitive advantage and enables us to deliver high performance, high value products to our customers.

Our business is characterized by the breadth and diversity of our product offerings, customer base, applications and end markets. We believe that we currently have significant market positions in the following product categories in which we compete: (i) RadHard “fabless” semiconductors, (ii) high performance mixed-signal ASICs, (iii) military radio test equipment and (iv) avionics test equipment. We offer a broad array of products, including custom and standard ICs such as databuses, transceivers, microcontrollers and microprocessors, globally to a diverse group of high quality customers. Our customers include the five prime defense contractors (Boeing, General Dynamics, Lockheed Martin, Northrop Grumman and Raytheon), as well as the U.S. Government, BAE, Cisco, Nokia, Motorola and Teradyne. In fiscal 2009, our largest customer represented approximately 9% of our net sales.

We believe there are high barriers to entry to the markets in which we compete due to the need for specialized design and development expertise and patents and the significant costs for customers to switch vendors. We often design and develop applications through a collaborative process whereby we provide “spec’d” (customer specified) products to our customers.

As indicated in the tables below, our products are sold to customers who are located primarily in the United States, Europe, Middle East and Asia/Australia and who compete predominantly in the aerospace and defense and the broadband communications markets.

Net Sales by Customer Location	Fiscal 2009	Fiscal 2008	Fiscal 2007
United States	59%	54%	59%
Europe and the Middle East	23%	24%	26%
Asia/Australia	16%	20%	14%
Other Regions	2%	2%	1%

Net Sales by End Market	Fiscal 2009	Fiscal 2008	Fiscal 2007
Aerospace and Defense	65%	59%	60%
Broadband Communications	26%	30%	27%
Other (Primarily CT Scan and Automotive)	9%	11%	13%

We became a public company in 1981, becoming subject to the requirements to file periodic and other reports with the SEC.  On August 15, 2007, we were acquired by our parent company pursuant to an agreement and plan of merger, and, as a result, became a “private” company.  Commencing as of January 21, 2009, the date of effectiveness of our registration statement relating to our exchange offering of our 11.75% senior notes due February 15, 2015 (which we sometimes refer to in this Form 10-K as the “Notes”), we again became subject to SEC public reporting requirements.

Headquartered in Plainview, New York, we conduct our operations from 18 facilities in the United States, the United Kingdom, France, China and Sweden and employ approximately 2,700 employees as of June 30, 2009.

Our Segments

We combine our proprietary technologies with advanced fabrication and manufacturing processes to design, engineer, manufacture and market a diverse range of products through two primary business segments: Aeroflex Microelectronic Solutions, or AMS, and Aeroflex Test Solutions, or ATS. Our business benefits from the diversity provided by our two operating segments with respect to customers, geographies and industries, which limits our exposure to any specific end market, customer or technology.  The sales and operating profits of our two industry segments and the identifiable assets attributable to each segment for each of the three fiscal years in the period ended June 30, 2009 are set forth in Note 19 of Notes to Consolidated Financial Statements.

	AMS	ATS
	Leading provider of RadHard and other ICs and modules for the aerospace and defense and the broadband communications markets	Leading provider of next generation, specialty test and measurement systems for the wireless, military, aerospace and avionics markets

% of Net Sales for Fiscal 2009	48%	52%

% of Gross Profit for Fiscal 2009	47%	53%

Products	• RF and microwave components	• Wireless test equipment
	• High-reliability datacom/standard and application	• Avionics test equipment
	specific MCMs	• Military radio test equipment
	• RadHard fabless semiconductors	• Private mobile radio test equipment
	• Non-RadHard fabless semiconductors	• General purpose test equipment
	• Integrated microwave assemblies	• Synthetic test equipment
	• High-performance mixed signal ASICs	• Third party testing services and other (including
	• Class K/power management	automotive)
• High-reliability aerospace motion control

Competitive	• Leadership positions in specialty microelectronic	• Leadership positions in specialty
Advantages	niches within satellite, broadband	communications test niches, including military/
	communications and CT scan markets	private mobile radio, broadband/wireless and
	• Focus on large and growing markets requiring	commercial and military avionics markets
	specialized, highly qualified solutions	• Focus on delivering advanced testing
	• High-performance, high-reliability products	technologies to large and growing markets
	• Pioneer in RF and microwave design and development	• Key patents in RF, wireless design and expertise in frequency synthesis
	• Proprietary technologies	• Integrated hardware/software design focus
	• State-of-the-art fabless semiconductor	• State-of-the-art manufacturing processes
	production capability of scale	• Pioneer in synthetic testing market
	• Established long-term customer relationships	• Established long-term customer relationships
• High switching costs

Aeroflex Microelectronic Solutions

AMS is a leading designer and manufacturer of high-performance, high-reliability specialty microelectronics products for satellite, aerospace and defense applications. Satellite components are continually bombarded by energetic plasmas and other forms of radiation in space which can degrade the performance of these electronic components. Our RadHard products are of significant importance to our customers because they are specifically designed to tolerate high radiation-level environments and have proven high performance qualities and a demonstrated history in space. We believe our extensive knowledge of analog, mixed signal and digital semiconductor technology, from the device level to the design and assembly of complete subsystems, enables us to deliver high performance, high value products to our customers.

We operate under a “fabless” semiconductor manufacturing model, outsourcing substantially all semiconductor fabrication activities to commercial foundries, which we believe significantly reduces our capital expenditures and labor costs and enhances our ability to respond quickly, with scalability, to changes in technology and customer demands. We purchase our semiconductors from a variety of foundries, which utilize our proprietary design specifications and packaging techniques to manufacture our RadHard products. We test our RadHard products in our in-house radiation simulation testing chamber.

In order to help meet the requirements demanded by our customers, AMS’ Plainview, New York, and Colorado Springs, Colorado, facilities are space certified and qualified by the DSCC and have been manufacturing Class K products for defense and aerospace programs for over 15 years. Class K device manufacturing provides high quality and reliability for electronic parts through a number of specifications, standards and test methods. The additional requirements that define Class K address the specific needs of space users and are intended to provide more confidence to the customers that the device is of the highest initial quality and that any defective parts have been removed.

AMS offers a broad range of complementary products that provide connectivity among products, including custom and standardized ICs, programmable logic devices, sub-assemblies, multi-function modules, microcontrollers, microprocessors, databuses, transceivers and complex RF and microwave microelectronics that are used in satellites, communications systems and avionics systems for aircraft and missiles. AMS also designs and manufactures application-specific, high performance analog and mixed signal semiconductors for use in medical, industrial, security and intelligent sensors. Our products are used in over 100 aerospace and defense platforms, including the WGS Satellites, NPOESS, ADHF Satellites, F-16’s modular mission computer, the 777 airliner’s databus, the B-1 flight controls upgrade and the THAAD program, and are widely used in the broadband communications industry and in the medical, industrial and security markets.

For fiscal 2009, AMS generated $287.5 million of net sales and $134.2 million of gross profit.

Aeroflex Test Solutions

ATS is a leading designer, developer, manufacturer and service provider of a broad line of specialized test and measurement equipment. ATS has hardware and software expertise across the aerospace and defense and broadband communications markets and has garnered specific expertise in leading-edge communications standards. ATS products include avionics, communications and general purpose test equipment, instruments and systems which enable our customers to design, build, deploy and manage their products and technologies.

ATS believes that its key strengths include its strong reputation in RF synthesizers, its extensive offering of testing and measurement products and its early stage development in synthetic testing. ATS is a leader in RF and wireless test equipment, with particular capability in WiMax, LTE and EDGE protocols. Our position in RF technology is supported by key intellectual property in the area of high-speed RF synthesis. We believe ATS synthesizers cover all communication frequencies, and that ATS’ proprietary technology enables its products to generate the clean and fast RF signals. With the expected growth of RF testing, increasing numbers of wireless communications equipment will be procured and will require sophisticated testing beforehand. We are poised to take advantage of this growth, as we currently supply an extensive line of wireless test equipment to test RF components.

As technology continues to evolve and “next generation” broadband communications, military and commercial avionics and two-way communications protocols are introduced, equipment manufacturers and network providers require test and measurement products that are compatible with the new technologies as well as products that work with older generation equipment. In addition, wireless companies need test equipment for all stages of development: research and development and conformance testing; production testing; installation and commissioning; monitoring and optimization; and service and maintenance. We have garnered specific expertise in advanced RF and additional wireless technology and have geared our research and development and product development toward such next-generation technologies. Over the years, we have been developing advanced solutions for our customers and providing a comprehensive collection of test and measurement equipment for all stages of the network life-cycle.

ATS is an early-stage entrant in the developing area of synthetic testing, which we believe has significant growth potential as a new market for test equipment in the commercial and military communications arenas. Synthetic test systems test several attributes through one “box” and can take multiple complex measurements simultaneously, producing the desired results several times faster than traditional “rack and stack” systems.

ATS’ specialty test product portfolio includes wireless test equipment, frequency synthesizers, military radio test equipment, synthetic test equipment, avionics test equipment and other general purpose test equipment. Our products are used by wireless service providers and equipment manufacturers to test wireless handsets and base stations; by radio manufacturers and military, police, fire and emergency response units to test handheld radio units; by satellite manufacturers to test satellite-based communications systems; by avionics manufacturers to design, manufacture, test and maintain both commercial and military avionics systems; and for spectrum analysis and production testing.

For fiscal 2009, ATS generated $311.8 million of net sales and $150.9 million of gross profit.

Industry Overview

Our products predominantly serve the aerospace and defense market and the broadband communications market. In addition, our products serve two key growth markets: the CT scan market and the synthetic test market.

Aerospace and Defense

The aerospace and defense market has experienced significant growth in recent years.  Within the aerospace and defense market, our customers predominately fall into four end-markets: (i) defense electronics; (ii) satellite (primarily military); (iii) military communications (for example, military radio SINCGARS); and (iv) military/civilian avionics (systems for military and commercial aircraft).

Defense Electronics Market

The current defense budget cycle trend began in the mid-1990s under the Clinton Administration. It was driven by the need to modernize the military, which was faced with a significant block of obsolete equipment developed in the 1970s. In addition, after the first Gulf War, there was a desire to transform the military to the next generation of technology. Defense electronics spending has outperformed the broader defense investment budget throughout the current defense spending cycle. The primary driver has been the “digitization” of the U.S. military.

Macro trends that we believe continue to favor us include the “war on terror,” the long-term trend for increased use of electronics in existing platforms and the drive to create a global infrastructure network for the U.S. Department of Defense.

Satellite Market

The satellite community’s needs are diverse and consist of two primary segments: commercial (large fixed satellite service providers, such as INTELSAT) and government, which consists of civilian (national/international space agencies, such as NASA) and military (Department of Defense, intelligence agencies and foreign militaries). While our customers are predominately within the military government sub-segment, through our RadHard ICs and MCMs, we have significant access to both the commercial and civilian government satellite markets. Currently, we are benefiting from a trend toward increased spending on military satellite programs and expected growth in the overall satellite market over the next several years as defense spending remains strong and intelligence initiatives, including those related to homeland security and classified applications, continue to drive increased satellite technology development and production.

Government satellite demand originates from both countries that have an established domestic space industry and a record of using satellite technology (e.g., the United States, Europe, China, Japan and India) and countries that have just recently entered the satellite industry by acquiring operations and scientific satellites and developing their own industrial capabilities to manufacture them (e.g., Israel, Brazil and South Korea). Civilian government satellite demand is fueled by increased research funding on global climate changes, Mars explorations and “Return to the Moon” initiatives. Military satellite growth is being driven primarily by the United States through a focus on maintaining U.S. space superiority, recapitalization of Cold War space assets, military demand for more bandwidth and the need for next-generation technology requiring higher power and more processing needs.

Many of the military and aerospace programs run by incumbent prime contractors, such as Hughes, Loral and Raytheon, continue to outsource their high-reliability micro-components to more specialized companies such as us. In an effort to reduce their own production costs and ensure state-of-the-art performance capabilities, satellite manufacturers are outsourcing an increasing amount of their component and subsystems production to global suppliers of high-reliability RadHard semiconductors and devices. We expect to continue to benefit from this trend toward outsourcing and the movement from component-level outsourcing towards production of MCMs and board and system-level products, which represent a significantly larger proportion of satellite component costs. As a result, our strategy is to continue to increase our revenue share at the customer level and move up the “value chain”.

As a result of the growing satellite market, we believe that the demand for RadHard chips will increase. Satellite components are continually bombarded by energetic plasmas and other forms of radiation which can degrade the performance of these electronic components. Military space and avionics are expected to be the key net sales growth drivers as a result of:

•	increased outsourcing by the defense prime contractors and system houses driven by cost-cutting initiatives;

•	performance and need to assure supplier viability;

•	growth in high-end military satellites with increasing RadHard requirements; and

•	strong “aftermarket” electronic upgrade sales in the near term due to program delays resulting in the need to upgrade or enhance existing platforms and systems.

Military Communications Market

One key area of the military communications market is military radio. Demand is currently being driven by U.S. operations abroad, particularly in Iraq and Afghanistan. Presently, the predominant form of military radio is the SINCGARS system. SINCGARS provides U.S. military personnel with a reliable, secure, easily maintained Combat Net Radio that handles voice and data. Active military operations continue to generate a large requirement for deployable radios. The demand for more capable and effective communication systems has fueled the development of the U.S. military’s next generation multi-service tactical radio for Army FCS, the Joint Tactical Radio System (JTRS). JTRS is a software-defined radio that is expected to be adopted for field use by 2010.

Replacements and upgrades to the current, aging SINCGARS radio system and the eventual roll-out of the JTRS platform are expected to drive demand in the military radio test market. Additional delays in the transition to the JTRS platform are expected to result in even more SINCGARS spending, which demands one test set for approximately every 300 SINCGARS units. In addition, there is a trend for consolidating military testing, requiring the development of a new technology allowing a single testing platform to test multiple types of radios. These drivers are expected to continue to create growth opportunities for the military radio test market.

Military and Commercial Avionics Market

Demand for avionics test systems is driven by upgrades in military and commercial avionics technologies, such as electronics warfare, control and display systems and emerging homeland defense. The military avionics market is currently experiencing budget pressure on new programs due to escalating unit costs, despite strong overall demand driven by continued military operations in Iraq and Afghanistan. Due to the strain on defense spending, older legacy programs are being kept alive instead of deploying replacements. As a result, the average aircraft age is expected to increase, creating the need for more upgrades. New fighter programs and maintenance and upgrades on older platforms are expected to continue to drive the military avionics market.

The commercial avionics market continues to experience the effects of the post-9/11 impact on the consumer airline industry, poor economic conditions, as well as potentially high fuel prices. Due to the prevalence of bankruptcy, efficiency and cost reductions have become top priorities for both low-cost and legacy carriers. Older passenger aircraft are being retired in deference to more efficient aircraft such as the Boeing 787. As the carriers return to profitability, they are expected to increase upgrades and replacements, driving demand for commercial avionics.

Broadband Communications

The broadband communications market is expected to continue to grow, as demand for high-speed access to the internet increases. Growth in the volume of communications traffic and increasing demand for services such as multimedia that require higher data rates and consequently consume greater bandwidth have resulted in more extensive use of the frequency spectrum and are driving the electronics industry to develop more creative and efficient uses of available frequency spectrum. With the continued deployment of next generation wireless infrastructure, we anticipate that equipment spending in the broadband communications market will remain strong. In the coming years, we also expect significant broadband growth in emerging markets. Growth in the broadband communications market is expected to drive increased expenditures on infrastructure. Within the broadband communications market, our customers predominately fall into the wireless communications end-market.

Wireless Communications

The desire for more sophisticated, high speed wireless services, satellite radio and television communications and greater bandwidth is helping to fuel the demand for high-speed wireless data services and newer technologies are enabling wireless exchange of data at broadband speeds. Fast growing international wireless markets, particularly in Asia, are also driving next generation infrastructure and equipment spending. ATS maintains strong relationships with leading global wireless equipment vendors and we believe that we are well-positioned to benefit from growing spending levels in these markets. Wireless communications test equipment is produced for base stations and air interfaces, mobile stations, electronic meters and other wireless communications equipment.

RF communications is a sub-segment of wireless communications and a significant area in which we compete. In addition to being a leader in RF test equipment, we also offer a range of RF products. The total available market for RF products is anticipated to expand as developing markets continue to emerge and as data-intensive networks enable new applications, such as music players, gaming and video services. Higher data rate handsets that offer higher functionality often contain multiple radios, thereby increasing the market for RF products. Multiple-input, multiple-output technology, which is used in several future standards to increase data rates, is also expected to increase the RF content of the phone. At the same time, lower-tier handsets that are optimized for emerging markets are driving new subscriber growth, which is also increasing the market for RF products. We believe that we are well-positioned to take advantage of this growth as we currently supply an extensive line of wireless test equipment to test RF components and we have garnered specific expertise in advanced RF and additional wireless technology and have focused our research and development and product development toward such next-generation technologies.

Growth Markets

CT Scan Market

We are also utilizing our expertise in mixed-signal ASICs in CT scan equipment for the medical industry into new markets and new applications. CT scanning equipment is heavily reliant on high-performance semiconductors and other electronic components. Mixed-signal ASICs are high-quality, high performance products that extract low-level signals in high noise environments. When embedded into CT medical imaging machines, this translates to better image quality and lower doses of radiation per scan. We believe these benefits, coupled with the decreasing costs per channel, will eventually help drive growth for the overall CT scan market. The trend toward decreasing costs per channel will translate into strong growth in the number of potential uses of CT technology outside of medical environments, including security screening and non-destructive test equipment. Suppliers of ASICs into CT scan machines are expected to directly benefit from the market expansion of such technology. In addition, advances in CT scan technology, growth in procedure volume and demand for CT imaging equipment from more diverse markets like clinical trials, a growing outpatient market, and increased government healthcare expenditures are expected to result in an expansion of the CT scan.

Synthetic Test Market

We are an early entrant in the area of synthetic testing, which we believe has significant growth potential as a relatively new market for test equipment. The synthetic testing market can be categorized into three areas: (i) satellite test, (ii) Transmit/Receive module test and (iii) military test, which is the largest. A synthetic test system replaces the traditional “rack and stack” system that requires a separate testing device for each attribute, with a single device that can take multiple complex measurements simultaneously and can complete a series of tests several times faster than a traditional system. The synthetic test standard has been adopted by many other leading commercial market vendors.

The U.S. Department of Defense and U.S. Navy, which instituted NxTest, are responsible for the emergence and growth of synthetic testing. The NxTest initiative aims to minimize the size of the test system, thereby reducing hardware and consequently the cost of the system. Synthetic testing also addresses obsolescence issues and provides additional flexibility for easy upgrades.

Our Competitive Strengths

Leading Proprietary Technology Platforms

Our history of technological innovation and product performance has made us a leading supplier to our customers. Our team of 800 engineers work with customers to develop customized solutions and we currently possess a portfolio of more than 150 patents. We pioneered the development of fabless high reliability RadHard technology and have a history of designing and manufacturing field-tested solutions that meet our military and commercial customers’ stringent performance requirements. Our design and production platform combines design expertise, proprietary intellectual property and a reliable, efficient fabrication/manufacturing process that includes our “fabless” semiconductor manufacturing model. In addition, AMS is taking a leading role in expanding the market for CT scan applications through our ASIC product offerings. ATS holds key intellectual property and specialized knowledge in RF and wireless technology with a focus on leading edge communication protocols. ATS is also a leader in developing synthetic test equipment and has proven expertise in avionics and private mobile radio test equipment.

Strong, Defensible Market Positions

Our proven product performance and long-standing customer relationships have established us as one of the leading suppliers in the majority of the markets in which we compete. Our microelectronics products are key components in over 100 aerospace and defense platforms, and we believe we are the sole source or primary supplier for many of the products that we supply.

High Barriers to Entry and Customer Switching Costs

We are an experienced and well-respected supplier to the aerospace and defense and broadband communications industries.  Additionally, we possess a portfolio of over 150 highly specialized patents and our products are often designed into, or “spec’d”, into a customer’s production design, which creates significant switching costs for our customers. Furthermore, strict product performance requirements, Department of Defense certification and proven experience in the harsh operating environment of space create high barriers to entry for new market entrants. The malfunction of a component can lead to the loss of a valuable satellite or missile, causing the industry’s customers to require proven product performance and reliability before specifying inclusion of a vendor’s components into a satellite or missile program’s design. Our expertise and product performance are demonstrated by our receipt of Class K certification from the DSCC (Defense Supply Center Columbus), a distinction we have held for over 15 years.

Growing and Diverse End Markets

We serve a diverse group of customers who compete in several end markets. Each of our broad end markets contains several specialized niche markets, each possessing attractive growth dynamics.

•
Aerospace and Defense.  We are well positioned to gain from increased defense electronics spending and believe that our product niche helps to insulate us from defense budget cuts. Most of AMS’ sales to the U.S. government are for its RadHard high reliability components that are used in a multitude of devices including satellites, missiles and airplanes. There is a strong pipeline of business for both military avionics and classified satellite programs that we believe will help our business to remain stable and profitable even through a challenging federal budget cycle. Spending on defense electronics is the primary driver of our net sales and has historically been stable and growing irrespective of movements in the defense budget. In addition to positive growth trends in defense electronics, we also benefit from strong growth trends in the satellite industry.

•
Broadband Communications.  Global demand for mobile communication services and for real-time access to diverse types of data continues to increase, which has led to rapid adoption of a wide variety of advanced wireless and wired electronic systems to which our products are critical (e.g., cellular telephones and broadband access). Next-generation technologies are expected to enable new applications, increase RF complexity and require greater RF semiconductor content. In addition, an increasing number of automotive, industrial, military, homeland security, scientific and medical applications use RF, microwave and millimeterwave technology to perform detection, measurement and imaging functions. The wireless communications industry has grown rapidly as a result of the worldwide adoption of mobile phones. In addition, subscribers typically upgrade when replacing phones. As a result of which we believe the complexity of phones will likely continue to increase, requiring even more semiconductor content and testing.

•
CT Scan.  We are a leader in the production of mixed-signal ASICs for the medical CT scan market. We believe that the current high level of performance (i.e., superior image quality with low doses of radiation) and decreasing cost per channel will eventually help drive new applications for ASICs outside traditional medical imaging applications and into areas such as security screening and non-destructive testing equipment. We expect to benefit directly from the future expansion of the overall CT scan market due to our leading market share for mixed-signal ASICs in the medical CT scan market.

Increasing Electronic Content per Satellite and Trend Towards Outsourcing

We benefit directly from the increasing electronic and systems-level content of military systems, particularly within the satellite end market. As we have utilized our intellectual property to move up the “value chain” from producing semiconductors and components to board-level and system-level products, the content we provide on each satellite has increased. From fiscal 2004 to 2006, our average dollar content per satellite was $2.5 million while from fiscal 2007 to 2009, our average dollar content per satellite was approximately $4.7 million.

In addition, in an effort to reduce their own production costs and ensure state-of-the-art performance capabilities, satellite manufacturers are outsourcing an increasing amount of their component and subsystems production to global suppliers of high-reliability RadHard semiconductors and devices. Previously, satellite manufacturers primarily outsourced lower cost semiconductor components, but they are now moving towards outsourcing a broader range of component production, including board-level and system-level products that contain significantly more silicon content and represent a larger percentage of component cost. We expect to continue to benefit from this trend towards outsourcing in the future and will seek to increase our content per satellite.

Strong Historical Financial Performance and Free Cash Flow Generation

From fiscal 2003 to fiscal 2009, we increased net sales by a compounded annual growth rate, or CAGR, of 15.0%.  Our “fabless” semiconductor manufacturing process and assembly operations allow us to maintain a low level of capital expenditures (i.e., 3.1%, 2.2% and 3.1% as a percentage of net sales for fiscal 2007, 2008 and 2009, respectively) and lower labor costs. Historically, our capital expenditure needs have increased due to our growth via acquisitions and not as a result of maintenance and replacement requirements. Our low capital expenditure level has resulted in significant operating cash flow.

Diverse, High Quality Customer Base

We have strong and long-standing relationships with top-tier defense, aerospace and broadband customers, including a significant number of defense-related technology companies. Our close customer relationships have enabled us to engage in collaborative product development over multi-year product life-cycles, build our intellectual property portfolio and develop critical product and end-market expertise, resulting in higher switching costs for our customers. We believe our long track record of design successes with our customers further benefits our ability to: (i) solidify our position as a sole source or primary supplier of products to customers across a wide array of programs; (ii) enjoy long multi-year platform relationships; (iii) maximize the effectiveness of our research and development spending; and (iv) minimize our customers’ product development time. Our customers include the five prime defense contractors (Boeing, General Dynamics, Lockheed Martin, Northrop Grumman and Raytheon), as well as BAE, Cisco, Nokia, Motorola and Teradyne. Our products are used by customers in various aerospace and defense and broadband communications programs, providing us with increased revenue diversification and stability. In fiscal 2009, our largest customer represented approximately 9% of our net sales, demonstrating the diversity of our customer base. In addition to our diverse product base, we believe that we are well-positioned in domestic and international growth markets and believe that our geographic and product diversification helps to reduce the risk associated with the volatility of any one particular region or market segment.

Strong and Experienced Management Team

We are led by an experienced, stable and well respected management team. Since 1991, we have integrated 26 acquisitions. We have increased net sales from $62.7 million in fiscal 1991 to $599.3 million in fiscal 2009, a CAGR of 13.4%. Our management team has an average of nearly 30 years in the industry and nearly 15 years with us.

Our Business Strategy

We generate sales and cash flow from the sale of microelectronic and test solution products into the aerospace and defense and broadband communications markets. We believe that the key to our future success is a focus on performance, design and manufacturing innovation and continuing to strengthen our long-term customer relationships. To implement our strategy, we intend to do the following:

•
Leverage technology and sole source or primary supplier status with customers.  Our proprietary technology and strong relationships with our diverse customer base are key drivers of our continued growth. We have a history of providing value to our customers through differentiated products, which are often critical to their end products, and we possess over 150 patents. We have leveraged our proprietary technology and experience to become, in our belief, the sole source or primary supplier on many of the products that we supply.   Further, our products are often “spec’d” into our customers’ product designs. We seek to work with our customers through every aspect of their design processes as they develop new technology platforms, delivering precisely engineered products to our customers’ specifications.

•
Continue to focus on our “fabless” semiconductor manufacturing operations.  Our expertise is in the state-of-the-art design and engineering of highly specialized microelectronics. Unlike certain of our competitors who have invested in captive semiconductor fabrication facilities, AMS pioneered the use of third-party foundries to produce space qualified, high reliability RadHard ICs. This “fabless” operating model significantly reduces our required capital investment and labor costs and is a key component of our industry-leading capital efficiency. In addition, it allows us to quickly respond to changes in technology and customer product requirements. For the fiscal year ended June 30, 2009, capital expenditures were only 3.1% of our net sales.

•
Increased focus on new product development.  We continue to allocate research and development spending toward new products serving large and/or growing markets. We endeavor to introduce new products to the market that allow us to move up to more profitable systems and products. We have transitioned from providing simple components, such as semiconductors, to more integrated products, including board-level and system-level products. Examples of recent new products include ASICs, satellite power subsystems and microwave/RF modules and receivers. For the fiscal year ended June 30, 2009, we invested 11.7% of our net sales into self-funded research and development efforts. Examples of new product opportunities that we are pursuing are the CT scan market and the synthetic test market.

CT scanning equipment is heavily reliant on high performance semiconductors and other electronic components, including mixed-signal ASICs, to produce high quality imaging with low doses of radiation per scan.  We believe that these benefits, coupled with decreasing production costs, will help drive growth of the overall CT scan market outside of the traditional medical environments and into markets such as security screening and non-destructive test equipment.

We are also an early entrant in the area of synthetic testing, which has significant growth potential as a relatively new market for test equipment. The U.S. Department of Defense and U.S. Navy, which instituted the next-generation automatic test system program “NxTest,” are responsible for the emergence and growth of synthetic testing. The NxTest initiative aims to minimize the size of the test system, thereby reducing hardware and consequently the cost of the system. Synthetic testing also addresses obsolescence issues and provides additional flexibility for easy upgrades.

•
Focus on cost management.  We plan to continue to improve our fixed cost position by critically examining the profitability of our operations and consolidating operations across facilities where operational synergies exist. In fiscal 2006, we implemented a plan to restructure our European businesses by consolidating a majority of our U.K. manufacturing operations into our Stevenage, England facility. In fiscal 2008, we continued to restructure our U.K. operations by further rationalizing duplicative research and development and selling, general and administrative activities, which resulted in the closure of our Burnham, England facility and relocation of its operations to Stevenage, England. In May 2008, we sold our radar system development and manufacturing business, or the Radar Division, which had been operating at a significant loss.  We will continue to examine our operations for opportunities to further reduce costs, divest non-strategic businesses, increase cash flow and improve our margins.

•
Capitalize on shifting defense budget allocations.  We are well-positioned to gain from increases in defense electronic spending. Since the beginning of the Iraq war, the defense industry has increased spending on electronics, intelligence gathering operations, satellites and homeland security. If current defense spending on training and procurement were to be reduced, we believe we would continue to benefit from a significant pipeline of business and re-allocation of spending to defense electronics for both military avionics and classified satellite programs that produce stable sales and cash flow. Furthermore, we believe the digitization and networking of the U.S. military and the upgrading of old platforms will continue to drive defense electronics spending growth, even in the face of declining overall defense industry spending.

•
Strategic acquisitions.  We will continue to seek accretive acquisitions that provide complementary products and services, enhance our intellectual property and customer base, and provide entry into high-growth adjacent markets. We view our acquisition strategy as an extension of our research and development and marketing efforts. Recent strategic acquisitions in both the AMS and ATS segments have broadened and strengthened our product offering and technology portfolio. Since 2002, we have acquired 12 businesses and plan to opportunistically continue our disciplined approach to seeking accretive acquisitions.  For instance:

•	In April 2007, we acquired MicroMetrics, Inc., which is a design and full service manufacturer of both standard and application specific RF/Microwave diodes and semiconductor devices.

•	In October 2007, we purchased 40% of the outstanding stock of Test Evolution Corporation, which develops and manufactures digital, analog and RF semiconductor automated test equipment.

•
In June 2008, we acquired Gaisler Research AB, which is a provider of integrated circuit software products and services to European space system suppliers, plus other U.S., Japanese and Russian space system agencies.

•	In March 2009, we acquired VI Technology, Inc., which designs and manufactures independent automated test systems.

•	In June 2009, we acquired Airflyte Electronics, which designs and manufactures custom-engineered slip rings for high-performance applications.

Products Offered

Aeroflex Microelectronic Solutions

AMS products provide end users in the aerospace and defense, broadband communications and medical equipment markets with high-precision, high-reliability semiconductors for mission-critical applications. AMS’ broad product portfolio has a longstanding, field-tested history of reliable performance, and is often designed into customers’ product designs.

AMS products, especially RadHard semiconductors, are essential components in government and commercial satellites. These satellites require high-performance and high-reliability components to function properly while simultaneously enduring harsh conditions. In order to meet the requirements demanded by our customers, AMS’ Plainview, NY and Colorado Springs, CO facilities are space certified, and they have been manufacturing Class K products for defense and aerospace programs for over 15 years. AMS products include RF components, high-reliability datacom, standard and application specific MCMs, RadHard fabless semiconductors, automotive, non-RadHard fabless semiconductors, integrated microwave assemblies, high-performance mixed signal ASICs, Class K/power management and high-reliability aerospace motion control.

Satellite manufacturing companies are increasingly outsourcing their component and subsystems production to global suppliers of high-reliability RadHard semiconductors and devices, such as us. Previously, these satellite companies primarily outsourced lower cost semiconductor components and MCMs, but have begun to outsource a broader range of component production, including board-level and system-level products which contain significantly more silicon content and represent a larger percentage of overall system cost. As we have utilized our intellectual property to move up from producing semiconductors and components to higher-value board-level and system-level products, the content we provide on each satellite has increased. From fiscal 2004 to 2006, our average dollar content per satellite was $2.5 million while from fiscal 2007 to 2009, our average dollar content per satellite was approximately $4.7 million.  We believe that we will continue to benefit from the trend toward outsourcing and the movement from component-level outsourcing toward production of MCMs and board-level and system-level products, which represent a significantly larger proportion of satellite component bill of materials.

AMS products are sold into the aerospace, defense and satellite markets to top-tier industry original equipment manufacturers (“OEMs”), and their sub-tier suppliers. AMS products are used in remote sensing, communications and motion control for GEO, Medium Earth Orbiting and Low Earth Orbiting satellites. Radio Frequency Microwave (RFMW) products are also used in military radar, airborne and ground based communication systems, Electronic Warfare programs, Identification Friend or Foe programs and Guidance/Command/Control/Communications programs across multiple platforms.

AMS products also serve two of the three major global providers of CT scanning equipment. AMS’ mixed-signal ASICs are high-quality, high-performance products that extract low-level signals in high-noise environments. When embedded into CT medical imaging machines, this translates to better image quality and lower doses of radiation per scan. We believe these benefits, coupled with the decreasing costs per channel, will help drive growth for the overall CT scan market. The trend toward decreasing costs per channel has translated into strong growth in the number of potential uses of CT technology outside of medical environments, including security screening and non-destructive test equipment. As a key supplier of mixed signal ASICs into CT medical machines, we believe that we are well-positioned to benefit from an increase in the market for this technology.

Aeroflex Test Solutions

ATS’ products include avionics, communications and general purpose test equipment, instruments and systems which enable our customers to design, build, deploy and manage their products and technologies.

ATS’ avionic test solutions are used in the design, manufacture, test and maintenance of commercial, civil and military avionics systems. As a leader in avionic testing solutions, ATS equipment provides the stimulus and signals necessary for certification, verification, fault finding and diagnostics of avionics systems on the ground. We also provide customized avionics test solutions to support manual and automatic test equipment for manufacturing, repair and ground support operations.

Our military communications testing systems are primarily used by the U.S. military to test complex voice and data frequency hopping radios and accessories. Our ruggedized packaging makes the system suitable for depot and field maintenance shops.

ATS has over 50 years of experience in providing radio test set solutions. We are the leading provider of Terrestrial Trunked Radio (TETRA) and Project 25 (P25) radio test equipment used by major manufacturers, installers, operators and repairers worldwide.  TETRA is the global standard for Private Mobile Radio (PMR), used particularly by emergency services, public transport and utilities. P25 is a standard for digital radio communications for use by federal, state/province and local public safety agencies in North America to enable them to communicate with other agencies and mutual aid response teams in emergencies.

We also offer a wide selection of cellular test sets addressing both mobile and base station test applications across an array of wireless standards. Research and development applications include protocol stack development, system integration and interoperability testing.

We also create testing solutions for 3G infrastructure developers and 3G network operators to assist them in debugging new network features, interoperability analysis, regression testing, network stress testing, acceptance testing, quality of service analysis and network performance optimization.

Research and Development

As of June 30, 2009, we had approximately 800 engineers conducting research and development activities at 17 of our facilities.

Our research and development efforts primarily involve engineering and design relating to:

•	developing new products;

•	improving existing products;

•	adapting existing products to new applications; and

•	developing prototype components to bid on specific programs.

We emphasize research and development efforts for products in both the AMS and ATS divisions. In AMS, we have geared our research and development capabilities toward continually introducing new, high value products, including the planned introduction of power subsystems and microwave/RF Modules and microreceivers between 2007 and 2009, enabling us to increase the number of our products embedded into modern satellites. In ATS, we are developing technologies that are used in the next generation of wireless infrastructure. Our research and development consists of self-funded research and development as well as research and development we conduct in collaboration with or on behalf of our customers.

Certain product development and similar costs are recoverable under contractual arrangements and those that are not recoverable are expensed in the year incurred. We invested $70.1 million in self funded research and development for fiscal 2009, $82.1 million for fiscal 2008 and $76.7 million for fiscal 2007.

Our Customers

AMS addresses value-added specialty markets requiring application-specific, custom engineered, high-performance microelectronic solutions. The division has strong relationships with the five prime defense contractors (Boeing, General Dynamics, Lockheed Martin, Northrop Grumman and Raytheon) as well as with several major defense-related technology companies, including Honeywell. AMS customers also include OEMs such as BAE, Cisco and Phillips.

ATS addresses value-added specialty markets requiring application specific, custom engineered, high-performance testing solutions. The division has strong relationships with several major defense-related technology companies, including Lockheed Martin, Northrop Grumman and Teradyne. ATS customers also include OEMs such as AT&T, Nokia, Motorola and Sprint.

Certain of our customers, such as BAE and Honeywell, are also our competitors due to their in-house capabilities. On a consolidated basis, our largest customer represented approximately 9% of our fiscal 2009 net sales.

Government Sales

Approximately 37% of sales for fiscal 2009 were to agencies of the U.S. government or to prime defense contractors or subcontractors of the U.S. government. These government contracts have been awarded either on a bid basis or after negotiation. These contracts generally provide for fixed prices and have customary provisions for termination at the convenience of the government without cause.

Marketing

We employ a team-based sales approach to assist our personnel to closely manage relationships at multiple levels of the customer’s organization, including management, engineering and purchasing personnel. This integrated sales approach involves a team consisting of a senior executive, a business development specialist and members of our engineering department. Our use of experienced engineering personnel as part of the sales effort enables close technical collaboration with our customers during the design and qualification phase of new technologies and equipment. We believe that this is critical to the integration of the product into the customer’s equipment. Manufacturers’ representatives and independent sales representatives are also used as needed. As of June 30, 2009, we had approximately 200 sales people employed domestically and internationally.

Backlog

We include in backlog firm purchase orders or contracts providing for the delivery of products and services. Our business has experienced strong growth in our backlog. As of June 30, 2009, our order backlog was approximately $271.9 million, of which approximately 80% was scheduled to be delivered on or before June 30, 2010. Approximately 51% of our backlog as of June 30, 2009 represented commercial contracts and approximately 49% of this backlog represented firm contracts with agencies of the U.S. government or prime defense contractors or subcontractors of the U.S. government. Generally, government contracts are cancelable with payment to us of amounts which we have spent under the contract together with a reasonable profit, if any, while commercial contracts are not cancelable.

As of June 30, 2008, our order backlog was approximately $251.0 million.  Approximately 59% of this backlog represented commercial contracts and approximately 41% of this backlog represented firm contracts with agencies of the U.S. government or prime defense contractor or subcontractors of the U.S. government.

Competition

For all of our products, we compete primarily on the basis of both performance and price.

AMS primarily competes with large defense-related technology providers, including BAE and Honeywell. In addition, AMS competes with a small number of specialty semiconductor providers, including Actel, Hittite Microwave Corporation and ILC/Data Devices Corporation. We believe we are one of the largest focused providers of specialty microelectronics to our targeted markets and that we are the leading global fabless platform of scale in RadHard semiconductors.   In addition, we believe our specialized expertise in RadHard technology, RF and microwave design and development and fabrication expertise provides us with a differentiated technology and pricing position versus our most direct competitors. We characteristically maintain close and longstanding relationships with our customers and maintain sole-source/primary supplier positions with many of our customers. We believe there are high barriers to entry into the markets in which we compete due to the need for specialized design and development expertise and patents and the significant costs for customers to switch vendors. We design and develop applications often through a collaborative process whereby we provide “spec’d” products to our customers.

ATS primarily competes with Agilent and a small number of specialty test and measurement providers, including Anite, Anritsu, Rohde & Schwarz and Spirent. We believe our specialized expertise in high performance RF and wireless testing equipment and our focus on delivery of advanced testing platforms and optimized manufacturing capability provide us with a differentiated position versus our most direct competitors.  We believe we continue to maintain the largest installed base of any of our competitors in the specialized test categories in which we compete, including many sole source/primary supplier positions with customers such as Teradyne, Lockheed Martin, and Raytheon.

We also experience significant competition from the in-house capabilities of our current and potential customers, such as BAE and Honeywell.

Patents and Trademarks

In order to protect our intellectual property rights, we rely on a combination of patent, trade secret, copyright and trademark laws and employee and third-party nondisclosure agreements. We consider the protection of our patents, proprietary technology and trademarks to be an important element of our business. We also limit access to and distribution of our proprietary information. While we believe that in the aggregate our patents and trademarks are important to our operations, we do not believe that one or any group of them is so important that its termination would materially affect us.

Manufacturing

We operate under a “fabless” semiconductor manufacturing model, outsourcing substantially all semiconductor fabrication activities to commercial foundries, which significantly reduces our capital expenditures and labor costs and enhances our ability to respond quickly with scalability to changes in technology and customer demands. We purchase our semiconductors from a variety of foundries, which utilize our proprietary design specifications and packaging techniques to manufacture our RadHard products. We test our RadHard products in our in-house radiation simulation testing chamber.

We manufacture products for aerospace and defense programs in compliance with stringent military specifications. Most of our manufacturing plants are ISO-9001 certified, and our Plainview, New York, Hauppauge, New York, and Colorado Springs, Colorado, facilities are also certified to the more stringent AS9100 standard.

AMS has 11 primary manufacturing facilities throughout the United States and China. AMS’ largest facility, Colorado Springs, CO, designs and develops our RadHard solutions in addition to a broad range of products for avionics and space applications. AMS manufactures advanced MCMs for airborne, space, shipboard, ground based and commercial avionics and telecommunications systems in its Plainview, New York, facility. The remaining facilities focus on RFMW and aerospace motion control solutions.

ATS has 8 primary manufacturing facilities throughout the United States, Great Britain and France. Its largest facility, Wichita, KS, designs and develops a wide range of test instrumentation for military radio and avionics. ATS’ Stevenage, England facility focuses on wireless systems test technologies and also provides test solutions with expertise in signal generators, signal analyzers, microwaves and automatic test equipment. The remaining facilities focus on synthetic testing solutions and other broadband communications testing equipment.

Many of the component parts we use in our products are purchased, including semiconductors, transformers, and amplifiers. Although we have several sole source arrangements, all the materials and components we use, including those purchased from a sole source, are readily available and are or can be purchased in the open market. We have no long-term purchase commitments and no supplier provided more than 10% of our raw materials during fiscal 2009.

Seasonality

Although our business is not affected by seasonality, historically our revenues and earnings increase sequentially from quarter to quarter within a fiscal year, but the first quarter is typically less than the previous year’s fourth quarter.

Our Employees

As of June 30, 2009, we had approximately 2,700 employees, of whom 1,300 were employed in a manufacturing capacity, and 1,400 were employed in engineering, sales, administrative or clerical positions. Approximately 90 of our employees are covered by a collective bargaining agreement. The collective bargaining agreement expires September 30, 2010. We believe that our employee relations are satisfactory.

Regulation

Our operations are subject to various federal, state, local, and foreign environmental laws, ordinances and regulations that limit discharges into the environment, establish standards for the handling, generation, use, emission, release, discharge, treatment, storage and disposal of, or exposure to, hazardous materials, substances and waste, and require cleanup of contaminated soil and groundwater. These laws, ordinances and regulations are complex, change frequently and have tended to become more stringent over time. Many of them provide for substantial fines and penalties, orders (including orders to cease operations) and criminal sanctions for violations. They may also impose liability for property damage and personal injury stemming from the presence of, or exposure to, hazardous substances.

We believe that we are in material compliance with all environmental laws, do not anticipate any material expenditure to meet current or pending environmental requirements, and generally believe that our processes and products do not present any unusual environmental concerns. We are unaware of any existing, pending, or threatened contingent liability that may have a material adverse effect on our ongoing business operations.

Our operations are also governed by laws and regulations relating to workplace safety and worker health.  We believe we are in material compliance with these laws and regulations and do not believe that future compliance with such laws and regulations will have a material adverse effect on our results of operations or financial condition. We also believe that we are in material compliance with all applicable labor regulations.

We are subject to International Traffic in Arms Regulation, or ITAR.  ITAR requires export licenses from the U.S. Department of State for products shipped outside the U.S. that have military or strategic applications.  In this connection, we have filed certain Voluntary Disclosures with the Directorate of Defense Trade Controls, U.S. Department of State, describing possible inadvertent violations (see Item 3.  Legal Proceedings).

The Company is involved in various other ITAR related matters, including some recently identified with the prior practices of a recently acquired business, which may warrant disclosure with the U.S. Department of State.  Although we are in the process of addressing these matters, we cannot assure you that we will be able to adequately correct all possible ITAR violations.  Compliance with the directives of the U.S. Department of State may result in substantial legal and other expenses and the diversion of management time.  In the event that a determination is made that we have violated ITAR with respect to any matters, we may be subject to substantial monetary penalties that we are unable to quantify at this time, and/or suspension or revocation of our export privileges and criminal sanctions, which may adversely affect our business, results of operations and financial condition.

Government Contracting Regulations

Because we have contracts with the federal government and its agencies, we are subject to audit from time to time for our compliance with government regulations by various agencies, including the Defense Contract Audit Agency (“DCAA”). The DCAA reviews the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. The DCAA has the right to perform audits on our incurred costs on all contracts on a yearly basis. An adverse finding under a DCAA audit could result in the disallowance of our costs under a government contract, termination of a government contract, forfeiture of profits, suspension of payments, fines and suspension and prohibition from doing business with the U.S. government. In the event that an audit by the DCAA results in disallowance of our costs under a contract, we have the right to appeal the findings of the audit under applicable dispute resolution provisions. Approval of submitted yearly contract incurred costs can take from one to three years from the date of submission of the contract costs.
Other governmental agencies, including the Defense Securities Service and the Defense Logistics Agency, may also, from time to time, conduct inquiries or investigations regarding a broad range of our activities.

Our principal products or services do not require any governmental approval, except for the requirement that we obtain export licenses for certain of our products.

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

ITEM 1A.   RISK FACTORS

Risks Relating to Our Business

A global recession and continued credit tightening could adversely affect us.

The current global recession and continued credit tightening, including failures of financial institutions, have initiated unprecedented government intervention in the U.S., Europe and other regions of the world.  To some extent, our sales have been adversely affected.  If these concerns continue or worsen, our customers could experience financial difficulties and as a result modify, delay or cancel plans to purchase our products or services or become unable to make payment to us for amounts due and owing. In addition, our suppliers could experience credit or other financial difficulties that could result in delays in their ability to supply us with necessary raw materials, components or finished products. These conditions may make it extremely difficult for our customers, our suppliers and us to accurately forecast and plan future business activities and could result in an asset impairment.  The occurrence of any of these factors could have an adverse effect on our business, financial condition and results of operations.  For example, in the fourth quarter of 2009 we wrote-off approximately $41.2 million of goodwill and other intangible assets related to our RFMW reporting unit.

Instability in financial markets could adversely affect our ability to access capital markets.

In recent years, the volatility and disruption in the capital and credit markets have reached unprecedented levels.  If these conditions continue or worsen, there can be no assurance that we will not experience a material adverse effect on our ability to borrow money, including under our Senior Secured Credit Facility, or have access to capital, if needed.  Although our lenders have made commitments to make funds available to us in a timely fashion, our lenders may be unable or unwilling to lend money.  In addition, if we determine that it is appropriate or necessary to raise capital in the future, the future cost of raising funds through the debt or equity markets may be more expensive or those markets may be unavailable.  If we were unable to raise funds through debt or equity markets, it could materially and adversely affect our business, financial condition and results of operations.

If we are unable to implement our business strategy, our future results could be adversely affected.

Our future results of operations will depend in significant part on the extent to which we can implement our business strategy, which depends on our ability to successfully operate each component of our business. Our ability to execute our business strategy is subject to a number of factors, many of which are beyond our control, including those set forth in these “Risk Factors.” If we are unable to successfully implement our strategy, our business, financial condition and results of operations could be adversely affected.

Our industry is highly competitive.

We operate in a highly competitive industry. Current and prospective customers for our products evaluate our capabilities against the merits of our direct competitors. For all of our products, we compete primarily on the basis of both performance and price. Some of our competitors are well-established and have greater market share and manufacturing, financial, research and development and marketing resources than we do. We also compete with emerging companies that are attempting to sell their products in specialized markets, and with the internal capabilities of many of our significant customers, including Honeywell and BAE. There can be no assurance that we will be able to maintain our current market share with respect to any of our products. A loss of market share to our competitors could have a material adverse effect on our business, results of operations and financial condition. In addition, a significant portion of our contracts, including those with the federal government and commercial customers, are subject to commercial bidding, both upon initial issuance and recompetition. If we are unable to successfully compete in the bidding process or if we fail to obtain renewal, our business, results of operations and financial condition could be adversely affected.

Dependence on contract fabrication of semiconductors and outsourcing other portions of our business may adversely affect our ability to bring products to market and damage our reputation.

As part of our efforts to minimize the amount of required capital investment in facilities, equipment and labor and increase our ability to quickly respond to changes in technology and customer requirements, we outsource our semiconductor fabrication processes and certain other manufacturing functions to third parties. If these third parties fail to perform their obligations in a timely manner or at satisfactory quality and cost levels, our ability to bring products to market and our reputation could suffer and our costs could increase. For example, during a market upturn, our contract manufacturers may be unable to meet our demand requirements, which may preclude us from fulfilling our customers’ orders on a timely basis. The ability of these manufacturers to perform is largely outside of our control.

Our industry is characterized by rapid technological change, and if we cannot continue to develop, manufacture and market innovative products that meet customer requirements for performance and reliability, we may lose market share and our net sales may suffer.

The process of developing new high technology products is complex and uncertain, and failure to keep apace of technological development, to develop or obtain appropriate intellectual property and to anticipate customers’ changing needs and emerging technological trends accurately could significantly harm our results of operations. We must make long-term investments and commit significant resources before knowing whether our predictions will eventually result in products that the market will accept. We must accurately forecast volumes, mix of products and configurations that meet customer requirements, and we may not succeed.

Our intellectual property rights may be inadequate to protect our business.

Our patents are of significant importance to us. In addition, we rely on our trademarks, trade secrets, proprietary know-how and concepts. We attempt to protect our intellectual property rights, both in the United States and in foreign countries, through a combination of patent, trademark and trade secret laws, as well as third-party nondisclosure and assignment agreements. Because of the differences in foreign trademark, patent and other laws concerning proprietary rights, our intellectual property rights may not receive the same degree of protection in foreign countries as they would in the United States. Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business, results of operations and financial condition.

We have applied for patent protection relating to certain existing and proposed products, processes and services. While we generally apply for patents in those countries where we intend to make, have made, use or sell patented products, we may not accurately predict all of the countries where patent protection will ultimately be desirable. If we fail to timely file a patent application in any such country, we may be precluded from doing so at a later date. Furthermore, we cannot assure you that any of our patent applications will be approved. We also cannot assure you that the patents issued as a result of our foreign patent applications will have the same scope of coverage as our United States patents. The patents we own could be challenged, invalidated or circumvented by others and may not be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage. Further, we cannot assure you that competitors will not infringe our patents, or that we will have adequate resources to enforce our patents.

Some of our proprietary technology may have been developed under, or in connection with, U.S. government contracts or other federal funding agreements. With respect to technology developed under such federal funding agreements, the U.S. government may retain a nonexclusive, non-transferable, irrevocable, paid-up license to use the technology on behalf of the United States throughout the world. In addition, the U.S. government may obtain additional rights to such technology, or our ability to exploit such technology may be limited.

We rely on our trademarks, trade names and brand names to distinguish our products and services from the products and services of our competitors, and have registered or applied to register many of these trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products and services, which could result in loss of brand recognition, and could require us to devote resources marketing new brands. Further, we cannot assure you that we will have adequate resources to enforce our trademarks.

We also rely on unpatented proprietary technology. It is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. To protect our trade secrets and other proprietary information, we require employees, consultants, advisors and collaborators to enter into confidentiality agreements. We cannot assure you that these agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. If we are unable to maintain the proprietary nature of our technologies, we could be materially adversely affected.

If third parties claim that we infringe upon or misappropriate their intellectual property rights, our net sales, gross margins and expenses could be adversely affected.

We face the risk of claims that we have infringed or misappropriated third parties’ intellectual property rights. Any claims of patent or other intellectual property infringement, even those without merit, could:

•	be expensive and time consuming to defend;

•	cause us to cease making or using products that incorporate the challenged intellectual property;

•	require us to redesign, reengineer or rebrand our products, if feasible;

•	divert management’s attention and resources; and

•	require us to enter into licensing agreements in order to obtain the right to use a third party’s intellectual property.

Any licensing agreements, if required, may not be available to us on acceptable terms or at all.  A successful claim of infringement against us could result in our being required to pay significant damages, enter into costly license agreements, or stop the sale of certain products, which could adversely affect our net sales, gross margins and expenses and harm our future prospects.

Many patent applications in the United States are maintained in secrecy for a period of time after they are filed, and therefore there is a risk that we could adopt a technology without knowledge of a pending patent application, which technology would infringe a third party patent once that patent is issued.

We rely on sales to federal government entities under prime contracts and subcontracts. A loss or reduction of such contracts, a failure to obtain new contracts or a reduction of sales under such contracts could have a material adverse effect on our business.

We derived approximately 37% of our net sales for fiscal 2009 from contracts with the federal government and its agencies or subcontracts with prime government contractors. The loss or significant curtailment of any of our significant government contracts or subcontracts, or failure to exercise renewal options or enter into new contracts or subcontracts, could have a material adverse effect on our business, results of operations and financial condition.  Continuation and the exercise of renewal options on our existing government contracts and subcontracts and new government contracts and subcontracts are, among other things, contingent upon the availability of adequate funding for the various federal government agencies with which we and prime government contractors do business. Changes in federal government spending could directly affect our financial performance. Among the factors that could impact federal government spending and which would reduce our federal government contracting business are:

•	a significant decline in, or reapportioning of, spending by the federal government;

•	changes, delays or cancellations of federal government programs or requirements;

•	the adoption of new laws or regulations that affect companies that provide services to the federal government;

•	federal government shutdowns or other delays in the government appropriations process;

•	curtailment of the federal government’s use of third-party service firms;

•	changes in the political climate, including with regard to the funding or operation of the services we provide; and

•	general economic conditions.

While U.S. defense spending has increased significantly in recent years due to greater homeland security and foreign military commitments, these defense spending levels may not be sustainable, particularly with the Iraq-related work. If the current presidential administration were to reorder its budgetary priorities resulting in a general decline in U.S. defense spending, it could cause federal government agencies to reduce their purchases under contracts, exercise their rights to terminate contracts in whole or in part, to issue temporary stop work orders or decline to exercise options to renew contracts, all of which could harm our operations and significantly reduce our future revenues.

Federal government contracts may be terminated by the federal government at any time prior to their completion and contain other unfavorable provisions, which could lead to unexpected loss of sales and reduction in backlog.

Under the terms of federal government contracts, the federal government may unilaterally:

•	terminate or modify existing contracts;

•	reduce the value of existing contracts through partial termination;

•	delay the payment of our invoices by government payment offices;

•	audit our contract-related costs; and

•	suspend us from receiving new contracts pending resolution of any alleged violations of procurement laws or regulations.

The federal government can terminate or modify any of its contracts with us or its prime contractors either for its convenience, or if we or its prime contractors default, by failing to perform under the terms of the applicable contract. A termination arising out of our default could expose us to liability and have a material adverse effect on our ability to compete for future contracts and subcontracts. If the federal government or its prime contractors terminate and/or materially modify any of our contracts or if any applicable options are not exercised, our failure to replace sales generated from such contracts would result in lower sales and could adversely affect our earnings, which could have a material adverse effect on our business, results of operations and financial condition.

Our backlog as of June 30, 2009 was approximately $271.9 million, of which approximately 49% represented firm contracts with agencies of the U.S. government or prime defense contractors or subcontractors of the U.S. government. There can be no assurance that any of the contracts comprising our backlog will result in actual sales in any particular period or that the actual sales from such contracts will equal our backlog estimates. Furthermore, there can be no assurance that any contract included in our estimated backlog that generates sales will be profitable.

Our business could be adversely affected by a negative audit or other actions, including suspension or debarment, by the federal government.

As a federal government contractor, we must comply with and are affected by laws and regulations relating to the formation, administration and performance of government contracts. These laws and regulations affect how we do business with the federal government and our prime government contractors, and in some instances, impose added costs on our business. Federal government agencies routinely audit and investigate government contractors. These agencies review each contractor’s contract performance, cost structure and compliance with applicable laws, regulations and standards. Such agencies also review the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed.

In addition, government contract payments received by us for allowable direct and indirect costs are subject to adjustment after audit by government auditors and repayment to the government if the payments exceed allowable costs as defined in the government contracts.

As a federal government contractor, we are subject to an increased risk of investigations, criminal prosecution, civil fraud, whistleblower lawsuits and other legal actions and liabilities to which companies with solely commercial customers are not subject, the results of which could have a material adverse effect on our operations. If we were suspended or prohibited from contracting with the federal government generally, or any significant federal government agency specifically, if our reputation or relationship with federal government agencies were impaired or if the federal government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, results of operations and financial condition could be materially adversely affected.

Our federal government contracts are subject to competitive bidding, both upon initial issuance and recompetition.  If we are unable to successfully compete in the bidding process or if we fail to receive renewal, it could have a material adverse effect on our business, results of operations and financial condition.

A significant portion of our federal government contracts are awarded through a competitive bidding process, including upon renewal, and we expect that this will continue to be the case. There often is significant competition and pricing pressure as a result of this process.

The competitive bidding process presents a number of risks such as:

•	we must expend substantial funds and time to prepare bids and proposals for contracts, which could detract attention from other parts of our business;

•	we may be unable to estimate accurately the resources and cost that will be required to complete any contract we win, which could result in substantial cost overruns; and

•
we may encounter expense and delay if our competitors protest or challenge awards of contracts to us, and any such protest or challenge could result in a requirement to resubmit bids on modified specifications or in termination, reduction or modification of the awarded contract.

The government contracts for which we compete typically have multiple option periods, and if we fail to win a contract, we generally will be unable to compete again for that contract for several years. If we fail to win new contracts or to receive renewal contracts upon recompetition, such failure could have a material adverse effect on our business, results of operations and financial condition.

Certain of our products may be controlled by the International Traffic in Arms Regulations (“ITAR”), which may adversely affect our business and financial condition.

We are subject to International Traffic in Arms Regulation, or ITAR.  ITAR requires export licenses from the U.S. Department of State for products shipped outside the U.S. that have military or strategic applications.  In this connection, we have filed certain Voluntary Disclosures with the Directorate of Defense Trade Controls, U.S. Department of State, describing possible inadvertent violations (see Item 3.  Legal Proceedings).

The Company is involved in various other ITAR related matters, including some recently identified with the prior practices of a recently acquired business, which may warrant disclosure with the U.S. Department of State.  Although we are in the process of addressing these matters, we cannot assure you that we will be able to adequately correct all possible ITAR violations.  Compliance with the directives of the U.S. Department of State may result in substantial legal and other expenses and the diversion of management time.  In the event that a determination is made that we have violated ITAR with respect to any matters, we may be subject to substantial monetary penalties that we are unable to quantify at this time, and/or suspension or revocation of our export privileges and criminal sanctions, which may adversely affect our business, results of operations and financial condition.

We are subject to unanticipated market conditions that could adversely affect our available working capital and financial position.

We hold investments that consist of certain auction rate securities, or ARS. Beginning in February 2008, auctions for the resale of ARS have ceased to reliably support the liquidity of these securities. We cannot be certain that liquidity will be restored in the foreseeable future or at all. We may not be able to access cash by selling these securities for which there is insufficient demand without a loss of principal until a future auction for these investments is successful, a secondary market emerges, they are redeemed by their issuer or they mature. These securities are classified as non-current assets. In addition, the value of such investments could potentially be impaired on a temporary or other-than-temporary basis. If it is determined that the value of the investment is impaired on an other-than-temporary basis, we would be required to write down the investment to its fair value and record a charge to earnings for the amount of the impairment. As of June 30, 2009, we held ARS with a par value of $19.9 million and a fair value of $17.7 million.

Our failure to detect unknown defects in our products could materially harm our relationship with customers, our reputation and our business.

Defects could be found in our existing or new products. These defects could result in significant product liability or warranty claims. In addition, any defects found in our products could result in a loss of sales or market share, failure to achieve market acceptance, injury to our reputation, indemnification claims, litigation, increased insurance costs and increased service costs, any of which could discourage customers from purchasing our products and materially harm our business.

General economic conditions could adversely affect our net sales, gross margins and expenses.

Our net sales and gross margins depend on the overall demand for microelectronic products and testing solutions, in the product and service segments in which we compete. Weaker demand for our products and services caused by economic weakness may result in decreased sales, earnings levels or growth rates and problems with the saleability of inventory and realizability of customer receivables. In the past, we have observed effects of global economic downturns in many areas of our business. Delays or reductions in spending for our products could have a material adverse effect on our business, results of operations and financial condition.

As part of our business strategy, we may complete acquisitions or divest non-strategic businesses and product lines and undertake restructuring efforts. These actions could adversely affect our business, results of operations and financial condition.

As part of our business strategy, we engage in discussions with third parties regarding, and enter into agreements relating to, acquisitions, ventures and divestitures in order to manage our product and technology portfolios and further our strategic objectives. We also continually look for ways to increase the profitability of our operations through restructuring efforts and to consolidate operations across facilities where synergies exist. In order to pursue this strategy successfully, we must identify suitable acquisition, alliance or divestiture candidates, complete these transactions, some of which may be large and complex, and integrate acquired companies. Integration and other risks of acquisitions can be more pronounced for larger and more complicated transactions, or if multiple acquisitions are pursued simultaneously.

The integration of acquisitions may make the completion and integration of subsequent acquisitions more difficult. However, if we fail to identify and complete these transactions, we may be required to expend resources to internally develop products and technology or may be at a competitive disadvantage or may be adversely affected by negative market perceptions, which may have an adverse effect on our business, results of operations and financial condition.

Acquisitions may require us to integrate different company cultures, management teams and business infrastructures and otherwise manage integration risks. Even if an acquisition is successfully integrated, we may not receive the expected benefits of the transaction.

A successful sale or divestiture depends on various factors, including our ability to effectively transfer assets and liabilities, contracts, facilities and employees to the purchaser, identify and separate the intellectual property to be divested from the intellectual property that we wish to keep and reduce fixed costs previously associated with the divested assets of the business.

Managing acquisitions and divestitures requires varying levels of management resources, which may divert management’s attention from our other business operations. Acquisitions, including abandoned acquisitions, also may result in significant costs and expenses and charges to earnings.

Restructuring activities may result in business disruptions and may not produce the full efficiency and cost reduction benefits anticipated. Further, the benefits may be realized later than expected and the cost of implementing these measures may be greater than anticipated. If these measures are not successful, we may need to undertake additional cost reduction efforts, which could result in future charges. Moreover, we could experience business disruptions with customers and elsewhere if our cost reduction and restructuring efforts prove ineffective and our ability to achieve our other strategic goals and business plans as well as our business, results of operations and financial condition could be adversely affected.

In order to be successful, we must retain and motivate key employees, and failure to do so could seriously harm us.

In order to be successful, we must retain and motivate executives and other key employees, including those in managerial, technical, marketing and information technology support positions. In particular, our product generation efforts depend on hiring and retaining qualified engineers. Attracting and retaining skilled workers and qualified sales representatives is also critical to us. Experienced management and technical, marketing and support personnel in the microelectronics and test solutions industries are in demand and competition for their talents is intense. Employee retention may be a particularly challenging issue following acquisitions or divestitures since we also must continue to motivate employees and keep them focused on our strategies and goals, which may be particularly difficult due to the potential distractions related to integrating the acquired operations or divesting businesses to be sold.

We may be required to make significant payments to members of our management in the event their employment with us is terminated.

We are a party to employment agreements with each of Leonard Borow, our President and Chief Executive Officer, John Buyko, our Executive Vice President and President of our AMS division, John Adamovich, our Chief Financial Officer and Senior Vice President, Charles Badlato, our Vice President-Treasurer, and Carl Caruso, our Vice President-Manufacturing. In the event we terminate the employment of any of these executives, or in certain cases, if such executives terminate their employment with us, such executives will be entitled to receive certain severance and related payments. The aggregate amount payable by us to Messrs. Borow, Buyko, Adamovich, Badlato and Caruso upon the termination of their respective employment with us is $10.0 million.

Our operating results may fluctuate significantly on a quarterly basis.

Our sales and other operating results have fluctuated significantly in the past, and we expect this trend will continue. Factors which affect our results include:

•	the timing, cancellation or rescheduling of customer estimates, orders and shipments;

•	the pricing and mix of products sold;

•	our ability to obtain components and subassemblies from contract manufacturers and suppliers;

•	variations in manufacturing efficiencies; and

•	research and development and new product introductions.

Many of these factors are beyond our control. Our performance in any one fiscal quarter is not necessarily indicative of any financial trends or future performance.

We are exposed to foreign currency exchange rate risks that could adversely affect our business, results of operations and financial condition.

We are exposed to foreign currency exchange rate risks that are inherent in our sales commitments, anticipated sales, and assets and liabilities that are denominated in currencies other than the U.S. dollar. For fiscal 2009, sales of our products to foreign customers accounted for approximately 41% of our net sales. In addition, a portion of our product and component manufacturing, along with key suppliers, are located outside of the United States. Failure to sufficiently hedge or otherwise manage foreign currency risks properly could adversely affect our business, results of operations and financial condition.

Our operations are subject to business interruptions and casualty losses.

Our business is subject to numerous inherent risks, particularly unplanned events such as inclement weather, explosions, fires, terrorist acts, other accidents, equipment failures and transportation interruptions. While our insurance coverage could offset losses relating to some of these types of events, our business, results of operations and financial condition could be materially adversely impacted to the extent any such losses are not covered by our insurance.

Compliance with and changes in environmental, health and safety laws regulating the present and past operations of our business and the business of predecessor companies could increase the costs of producing our products and expose us to environmental claims.

Our business is subject to numerous federal, state, local and foreign laws and regulations concerning environmental, health and safety matters, including those relating to air emissions, wastewater discharges and the generation, handling, use, storage, transportation, treatment and disposal of, or exposure to, hazardous substances. Violations of such laws and regulations can lead to substantial fines and penalties and other civil or criminal sanctions. We incur costs associated with compliance with these laws and regulations and we face risks of additional costs and liabilities including those related to the investigation and remediation of, or claims for personal injuries or property damages associated with, past or present contamination, at current as well as former properties utilized by us and at third-party disposal sites, regardless of fault or the legality of the original activities that led to such contamination.

In addition, future developments, such as changes in laws and regulations or the enforcement thereof, more stringent enforcement or interpretation thereof and claims for property damage or personal injury could cause us to incur substantial losses or expenditures. Although we believe we are materially compliant with all applicable current laws and regulations, any new or modified laws or regulations, or the discovery of any currently unknown non-compliance or contamination, could increase the cost of producing our products, thereby adversely impacting our business, results of operations and financial condition.

We rely on our information technology systems to manage numerous aspects of our business and a disruption of these systems could adversely affect our business.

Our information technology, or IT, systems are an integral part of our business and a serious disruption to our IT systems could significantly limit our ability to manage and operate our business efficiently, which in turn could materially adversely impact our business, results of operations and financial condition. We depend on our IT systems for scheduling, sales order entry, purchasing, materials management, accounting and production functions. Our IT systems also allow us to ship products to our customers on a timely basis, maintain cost-effective operations and provide a high level of customer service. Some of our systems are not fully redundant, and our disaster recovery planning does not account for all eventualities.

In the event that certain of our customers encounter financial difficulties and fail to pay us, it could adversely affect our business, results of operations and financial condition.

We manufacture products to customer specifications and generally purchase raw materials in response to customer orders. In addition, we may commit significant amounts of capital to maintain inventory in anticipation of customer orders. In the event that our customers for whom we maintain inventory experience financial difficulties, we may be unable to sell such inventory at its current profit margin, if at all. In such an event, our gross margins would decline. In addition, if the financial condition of a significant portion of our customer base deteriorates, resulting in an impairment of their ability to pay us amounts owed in respect of a significant amount of outstanding receivables, our financial condition would be adversely affected.

Due to the international nature of our business, political or economic changes could harm our future sales, expenses and financial condition.

Our future sales, costs and expenses could be adversely affected by a variety of international factors, including:

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

For fiscal 2009, sales of our products to foreign customers accounted for approximately 41% of our net sales. As of June 30, 2009, we employed over 720 employees overseas. In addition, a portion of our product and component manufacturing, along with key suppliers, is located outside of the United States, and also could be disrupted by some of the international factors described above.

Efforts to comply with the Sarbanes-Oxley Act of 2002 will involve significant expenditures, and non-compliance with the Sarbanes-Oxley Act may adversely affect us.

The Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the Securities and Exchange Commission that are applicable to us as a result of registering the Notes in January 2009, have increased the scope, complexity and cost of our corporate governance, reporting and disclosure practices.  We could experience greater outside and internal costs as a result of our continuing efforts to comply with the Sarbanes-Oxley Act.

We were not required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act for the fiscal year ended June 30, 2009; however, compliance is required for fiscal 2010. We believe that we will be able to timely meet our obligations under Section 404 and that our management will be able to certify as to the effectiveness of our internal control over financial reporting. However, we may identify significant deficiencies or material weaknesses that we cannot remedy in a timely manner. In such event, we may be unable to receive a positive attestation from our independent registered public accounting firm with respect to our internal control over financial reporting.

Risks Related to The Notes and Our Indebtedness

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations.

We have a significant amount of indebtedness. As of June 30, 2009, we had $889.3 million of debt outstanding, including approximately $515.8 million of secured debt under our senior secured credit facility, $225.0 million of principal amount of senior unsecured notes (i.e., the “Notes”) and $147.5 million of subordinated unsecured debt under our senior subordinated unsecured credit facility. Additionally, at June 30, 2009 we were able to borrow an additional $50.0 million under the revolving portion of our senior secured credit facility.

Our substantial indebtedness could have important consequences. For example, it could:

•	make it more difficult for us to satisfy our obligations , including with respect to the Notes;

•	increase our vulnerability to general adverse economic and industry conditions;

•
require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit our ability to borrow additional funds.

In addition, our senior secured credit facility bears interest at variable rates.  As of June 30, 2009, we have $515.8 million outstanding under the term-loan portion of our senior secured credit facility, the un-hedged portion which is subject to variable interest rates. Each change of 1% in interest rates would result in a $584,000 change in our annual interest expense on the un-hedged portion of the term-loan borrowings.

Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt, which could further exacerbate the risks associated with our substantial leverage.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of our debt allow us to incur substantial amounts of additional debt, subject to certain limitations. The revolving portion of our senior secured credit facility permits borrowing of up to $50.0 million thereunder, and these borrowings would be effectively senior to the Notes to the extent of the value of the assets securing such indebtedness.  If new indebtedness is added to our and our subsidiaries' current debt levels, the related risks that we and they now face would intensify.

To service our indebtedness and other obligations, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on and to refinance our indebtedness and to fund working capital needs and planned capital expenditures, will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control.

Our business may not generate sufficient cash flow from operations and future borrowings may not be available to us under our senior secured credit facility or otherwise in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before the maturity thereof. We may not be able to refinance any of our indebtedness on commercially reasonable terms or at all.

In addition, if for any reason we are unable to meet our debt service obligations, we would be in default under the terms of our agreements governing our outstanding debt. If such a default were to occur, the lenders under our senior secured credit facility could elect to declare all amounts outstanding under our senior secured credit facility immediately due and payable, and the lenders would not be obligated to continue to advance funds to us. In addition, if such a default were to occur, any amounts then outstanding under our senior subordinated unsecured credit facility or subordinated unsecured notes would become immediately due and payable. If the amounts outstanding under these debt agreements are accelerated, our assets may not be sufficient to repay in full the money owed to our debt holders, including holders of the Notes.

The right to receive payments on the Notes is effectively subordinated to the rights of our and the guarantors’ existing and future secured creditors.

Holders of our secured indebtedness and the secured indebtedness of the guarantors of our indebtedness will have claims that are prior to the claims of the holders of the Notes to the extent of the value of the assets securing that other indebtedness. Notably, we and our subsidiaries, including the guarantors, are parties to our senior secured credit facility, which is secured by liens on substantially all of our assets and the assets of the guarantors and a pledge of all of our capital stock and all of the capital stock of our domestic subsidiaries. The Notes are effectively subordinated to all of our secured indebtedness. In the event of any distribution or payment of our assets or any pledged capital stock in any foreclosure, dissolution, winding-up, liquidation, reorganization or other bankruptcy proceeding, holders of secured indebtedness will have prior claims to those of our assets and any pledged capital stock that constitute their collateral. Holders of the Notes will participate ratably with all other holders of our unsecured indebtedness that is deemed to be of the same class as the Notes and potentially with all of our other general creditors, based upon the respective amounts owed to each holder or creditor, in our remaining assets. In any of the foregoing events, there may not be sufficient assets to pay amounts due on the Notes. As a result, holders of the Notes may receive less, ratably, than holders of secured indebtedness.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the Notes.

Any default under the agreements governing our indebtedness, including a default under our senior secured credit facility or our senior subordinated unsecured credit facility that is not waived by the required lenders, and the remedies sought by the holders of such indebtedness, could make us unable to pay principal, premium, if any, and interest on the Notes and substantially decrease the market value of the Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness (including our senior secured credit facility and our senior subordinated unsecured credit facility), we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under our senior secured credit facility could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to seek to obtain waivers from the required lenders under our senior secured credit facility, our senior subordinated unsecured credit facility or other debt that we may incur in the future to avoid being in default. If we breach our covenants under our senior secured credit facility or our senior subordinated unsecured credit facility and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under our senior secured credit facility and/or our senior subordinated unsecured credit facility, the lenders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations, such as the lenders under our senior secured credit facility, could proceed against the collateral securing the debt. Because the Indenture governing the Notes, our senior secured credit facility and our senior subordinated unsecured credit facility have customary cross-default provisions, if the indebtedness under the Notes, our senior secured credit facility, our senior subordinated unsecured credit facility, or any of our other debt is accelerated, we may be unable to repay or finance the amounts due.

The Indenture governing the Notes, our senior secured credit facility and our senior subordinated unsecured credit facility will impose significant operating and financial restrictions, which may prevent us from capitalizing on business opportunities and taking some actions.

The Indenture governing the Notes, our senior secured credit facility and our senior subordinated unsecured credit facility and contain customary restrictions on our activities, including covenants that restrict us and our restricted subsidiaries from:

•	incurring additional indebtedness and issuing disqualified stock or preferred stock;

•	making certain investments or other restricted payments;

•	paying dividends and making other distributions with respect to capital stock, or repurchasing, redeeming or retiring capital stock or subordinated debt;

•	selling or otherwise disposing of our assets;

•	creating liens on our assets;

•	consolidating or merging with, or acquiring, another business, or selling or disposing of all or substantially all of our assets; and

•	entering into transactions with our affiliates.

The restrictions in the Indenture governing the Notes, our senior secured credit facility and our senior subordinated unsecured credit facility and may prevent us from taking actions that we believe would be in the best interest of our business, and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. We also may incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility. We may not be granted waivers or amendments to these agreements if for any reason we are unable to comply with these agreements, and we may not be able to refinance our debt on terms acceptable to us, or at all. The breach of any of these covenants and restrictions could result in a default under the Indenture governing the Notes, our senior secured credit facility and our senior subordinated unsecured credit facility. An event of default under our debt agreements would permit some of our lenders to declare all amounts borrowed from them to be due and payable.

We may not have the ability to raise the funds necessary to finance any change of control offer required by the Indenture governing the Notes.

Upon the occurrence of certain kinds of change of control events, we will be required to offer to repurchase outstanding Notes at 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase. However, it is possible that we will not have sufficient funds at the time of the change of control to make the required repurchase of the Notes or that restrictions in our senior secured credit facility will not allow such repurchases. Our failure to purchase the tendered Notes would constitute an event of default under the Indenture governing the Notes which, in turn, would constitute a default under our senior secured credit facility and, if the lenders accelerate the debt under our senior secured credit facility, a default under our senior subordinated unsecured credit facility. In addition, the occurrence of a change of control would also constitute an event of default under our senior secured credit facility. A default under our senior secured credit facility would result in a default under the Indenture and under our senior subordinated unsecured credit facility, if the lenders accelerate the debt under our senior secured credit facility.

Moreover, our senior secured credit facility restricts, and any future indebtedness we incur may restrict, our ability to repurchase the Notes, including following a change of control event. As a result, following a change of control event, we would not be able to repurchase the Notes unless we first repay all indebtedness outstanding under our senior secured credit facility and any of our other indebtedness that contains similar provisions, or obtain a waiver from the holders of such indebtedness to permit us to repurchase the Notes. We may be unable to repay all of that indebtedness or obtain a waiver of that type. Any requirement to offer to repurchase the outstanding Notes may therefore require us to refinance our other outstanding debt, which we may not be able to do on commercially reasonable terms, if at all. These repurchase requirements may also delay or make it more difficult for others to obtain control of us.

Federal and state statutes allow courts, under certain specific circumstances, to void guarantees and/or require note holders to return payments received from guarantors.

Under current federal bankruptcy law and comparable provisions of state fraudulent transfer or fraudulent conveyance laws, a guarantee may be voided or cancelled, or claims in respect of a guarantee may be subordinated to all other debts of that guarantor if, among other things, the guarantor, at the time it incurred the indebtedness evidenced by its guarantee:

•	issued the guarantee with the intent to delay, hinder or defraud present or future creditors; or

•	received less than reasonably equivalent value or fair consideration for the incurrence of such guarantee; and either

•	was insolvent or rendered insolvent by reason of such incurrence; or

•	was engaged, or about to engage, in a business or transaction for which the guarantor’s remaining assets constituted unreasonably small capital; or

•
intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they mature (as all of the foregoing terms are defined in or interpreted under the fraudulent transfer or conveyance statutes); or

•	was a defendant in an action for money damages, or had a judgment for money damages docketed against it (if, in either case, after final judgment the judgment is unsatisfied).

In addition, any payment by that guarantor pursuant to its guarantee could be voided and required to be returned to the guarantor, or to a fund for the benefit of the creditors of the guarantor.

A court likely would find that a guarantor did not receive reasonably equivalent value or fair consideration in exchange for its guarantee if the value received by the guarantor were found to be disproportionately small when compared with its obligations under the guarantee or, put differently, it did not benefit, directly or indirectly, from the issuance of the Notes. The measures of insolvency for purposes of fraudulent transfer or conveyance laws will vary depending upon the particular law applied in any proceeding to determine whether a fraudulent transfer or conveyance has occurred. Generally, however, a guarantor would be considered insolvent if:

•	the sum of its debts, including contingent liabilities, was greater than the fair saleable value of all of its assets; or

•
if the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or

•	it could not pay its debts as they become due.

On the basis of historical financial information, recent operating history and other factors, we believe that each guarantor, after giving effect to its guarantee of the Notes, will not be insolvent, will not have unreasonably small capital for the business in which it is engaged and will not have incurred debts beyond its ability to pay such debts as they mature. We cannot assure you, however, as to what standard a court would apply in making these determinations or that a court would agree with our conclusions in this regard.

The Notes are structurally subordinated to all obligations of our non-guarantor subsidiaries.

The Notes are not guaranteed by any of our current or future foreign subsidiaries. As a result of this structure, the Notes are structurally subordinated to all indebtedness and other obligations, including trade payables, of our non-guarantor subsidiaries. The effect of this subordination is that, in the event of a bankruptcy, liquidation, dissolution, reorganization or similar proceeding involving a non-guarantor subsidiary, the assets of that subsidiary cannot be used to pay the holders of the Notes until all other claims against that subsidiary, including trade payables, have been fully paid. As of June 30, 2009, the aggregate total assets (based on book value) of our non-guarantor subsidiaries were $241 million, representing approximately 18% of our total assets. In addition, 23% of our total liabilities were attributable to our non-guarantor subsidiaries as of June 30, 2009.  For fiscal 2009, 29% of our net sales was attributable to our non-guarantor subsidiaries. For fiscal 2009, our non-guarantor subsidiaries had income from continuing operations of $17.8 million.

Our controlling equity holders may take actions that conflict with the interests of the holders of our debt.

Substantially all of the voting power of our equity is held by the Sponsors. Accordingly, they control the power to elect our directors and officers, to appoint new management and to approve all actions requiring the approval of the holders of our equity, including adopting amendments to our constituent documents and approving mergers, acquisitions or sales of all or substantially all of our assets. The directors have the authority, subject to the terms of our debt, to issue additional indebtedness or equity, implement equity repurchase programs, declare dividends and make other such decisions about our equity.

In addition, the interests of our controlling equity holders could conflict with the interests of the holders of our debt. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of our controlling equity holders might conflict with the interests of our debt holders. Our controlling equity holders also may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to the holders of our debt.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our headquarters are located in Plainview, Long Island, New York, where we have approximately 90,000 square feet of space, including manufacturing space, that is utilized by both AMS and ATS. The following table sets forth information concerning the significant properties owned or leased by us.

		Approximate	Expiration of
Location	Owned/Leased	Square Footage	Lease

AMS Segment Properties
Ann Arbor, Michigan	Owned	32,000	N/A
Colorado Springs, Colorado	Owned	102,000	N/A
Frederick, Maryland	Leased	32,000	2011
Gothenburg, Sweden	Leased	5,000	2011
Hauppauge, Long Island, New York	Leased	47,000	2010
Londonderry, New Hampshire	Leased	43,000	2012
Lawrence, Massachusetts	Leased	57,000	2014
Nanjing, China	Leased	22,000	2009
Naples, Florida	Leased	41,000	2013
Plainview, Long Island, New York	Owned	69,000	N/A
Plainview, Long Island, New York	Leased	21,000	2013
Sunnyvale, California	Leased	20,000	2012
Whippany, New Jersey	Owned	57,000	N/A

ATS Segment Properties
Austin, Texas	Leased	10,000	2010
Cambridge, England	Leased	14,000	2011
Cupertino, California	Leased	16,000	2014
Elancourt, France	Leased	14,000	2010
Lenexa, Kansas	Leased	54,000	2015
Plainview, Long Island, New York	Owned	69,000	N/A
Plainview, Long Island, New York	Leased	21,000	2013
Powell, Ohio	Leased	20,000	2011
Stevenage, England	Owned	142,000	N/A
Wichita, Kansas	Owned	156,000	N/A

We believe that our facilities are adequate for our current and presently foreseeable needs and that we will be able to renew or replace our expiring leases on our rental properties on commercially reasonable terms.

ITEM 3.   LEGAL PROCEEDINGS

In March 2005, we sold the net assets of our shock and vibration control device manufacturing business (“VMC”).  Under the terms of the sale agreements, we retained certain liabilities relating to adverse environmental conditions that existed at the premises occupied by VMC as of the date of sale.  We recorded a liability for the estimated remediation costs related to adverse environmental conditions that existed at the VMC premises when it was sold.  The accrued environmental liability at June 30, 2009 is $1.3 million, of which $322,000 is expected to be paid within one year.

During the quarter ended March 31, 2007, we became aware that certain RadHard bidirectional multipurpose transceivers sold by us since 1999 may have been subject to the licensing jurisdiction of the U.S. Department of State in accordance with the ITAR. Accordingly, we filed a Voluntary Disclosure with the Directorate of Defense Trade Controls, Department of State, describing the details of the possible inadvertent misclassification. Simultaneously, we filed a Commodity Jurisdiction request providing detailed information and data supporting our contention that the product is not subject to ITAR and requesting a determination that such product is not ITAR controlled. On November 15, 2007, we were informed that the U.S. Department of State had determined in response to our Commodity Jurisdiction request, that the product is subject to the licensing jurisdiction of the U.S. Department of State in accordance with ITAR. We requested reconsideration of this determination. On February 7, 2008, we filed an addendum to the above referenced Voluntary Disclosure advising the Directorate of Defense Trade Controls that other products sold by us, similar in nature to the transceiver described above, may also be subject to the ITAR. The Directorate of Defense Trade Controls agreed to extend our time to file such addendum to the Voluntary Disclosure until a decision was rendered with respect to our request for reconsideration of the determination in connection with the above-referenced Commodity Jurisdiction request. On August 5, 2008, we received a letter from the Office of Defense Trade Controls Compliance (“DTCC”) requesting that we provide documentation and/or information relating to our compliance initiatives after November 15, 2007 as well as the results of any product reviews conducted by us, and indicating that a civil penalty against us could be warranted in connection with this matter following the review of such materials. We have provided all of the materials and documentation requested by the DTCC.  Our request for reconsideration was denied by the Directorate of Defense Trade Controls on August 19, 2008 which determined that the product is subject to the licensing jurisdiction of the Department of State in accordance with ITAR. Accordingly, on September 18, 2008, we filed an addendum to our Voluntary Disclosure identifying other products that may have been subject to the licensing jurisdiction of the U.S. Department of State in accordance with the ITAR but were inadvertently misclassified.  At this time it is not possible to determine whether any fines or other penalties will be asserted against us or the materiality of any outcome.

The Company is involved in various other ITAR related matters, including some recently identified with the prior practices of a recently acquired business, which have been disclosed, or may warrant disclosure, with the U.S. Department of State.  Although we are in the process of addressing these matters, we cannot assure you that we will be able to adequately correct all possible ITAR violations. Compliance with the directives of the U.S. Department of State may result in substantial legal and other expenses and the diversion of management time.  In the event that a determination is made that we have violated ITAR with respect to any matters, we may be subject to substantial monetary penalties that we are unable to quantify at this time, and/or suspension or revocation of our export privileges and criminal sanctions, which may adversely affect our business, results of operations and financial condition.

An amended class action complaint was filed against us and the Predecessor Entity’s board of directors on June 20, 2007 in the Supreme Court of the State of New York, Nassau County. The complaint alleges that the board breached its fiduciary duties to our stockholders (i) by issuing a preliminary proxy statement on June 5, 2007 that was issued in connection with seeking stockholder approval of the Merger and (ii) in approving certain amendments, that were allegedly beyond the scope of our corporate powers, to our SERP and the employment agreements of defendants Harvey R. Blau, our then Chairman and Chief Executive Officer, and Leonard Borow, our then President and Chief Operating Officer and currently, the Successor Entity’s President and Chief Executive Officer. We have reached a settlement with the plaintiffs and have accrued an insignificant liability for the settlement.

We are also involved in various other claims and legal actions that arise in the ordinary course of business. We do not believe that the ultimate resolution of any of these actions will have a material adverse effect on our financial position, results of operations, liquidity or capital resources.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Not applicable.

Holders

As of September 1, 2009, there was one record holder of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock.  We currently intend to retain any future earnings for use in the operation and development of our business, for acquisitions and to repay our debt.  We do not intend to declare or pay any cash dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information as of June 30, 2009

Not applicable.

Issuer Purchases of Equity Securities

None

ITEM 6.   SELECTED FINANCIAL DATA

As part of the Merger, we entered into the various financing arrangements described herein and, as a result, we now have a different capital structure than that which existed prior to the Merger.  Accordingly, the results of operations for periods subsequent to the consummation of the Merger and related financing transactions (Successor Entity) will not necessarily be comparable to prior periods (Predecessor Entity).

	(Successor Entity)	(Successor Entity)	(Predecessor Entity)

		Period	Period
		August 15,	July 1,
	Year	2007	2007
	Ended	through	through	Years Ended June 30,
	June 30,	June 30,	August 14,
	2009	2008	2007	2007	2006		2005
	(In thousands)

Operations Statement Data:

Net sales	$599,336	$604,991	$38,221	$593,146	$546,243		$452,984

Income (loss) from continuing operations	(76,688)	(100,604)	(14,408)	8,794	33,748		17,430

Discontinued operations, net	-	(4,821)	(2,508)	(3,868)	(5,652)		(389)

Cumulative effect of a change in accounting principle, net	-	-	-	-	(1,137)	(1)	-

Net income (loss)*	(76,688)	(105,425)	(16,916)	4,926	26,959		17,041

*	We have not presented earnings (loss) per share data because all 1,000 shares of common stock outstanding at June 30, 2009 and 2008are held by one shareholder.

(1)
The cumulative effect of a change in accounting principle relates to the adoption of FASB Interpretation No. 47, effective June 30, 2006, including the recording of a fixed asset and an asset retirement obligation liability for certain leases of $2.4 million each and $1.6 million accumulated depreciation, and an after tax charge of $1.1 million.

The comparability of the selected financial data provided above is effected by, among other things, certain accounting changes, business combinations and dispositions, which are more completely described in the notes to our consolidated financial statements appearing elsewhere herein.

The following data in the table below effects the comparability of the results of operations for each of the periods shown:

	(All items shown in this table are before income taxes)

		August 15,	July 1,
	Fiscal Year	2007	2007	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	to	to	Ended	Ended	Ended
	June 30,	June 30,	August 14,	June 30,	June 30,	June 30,
	2009	2008	2007	2007	2006	2005
	Successor	Successor	Predecessor	Predecessor	Predecessor	Predecessor
	Entity	Entity	Entity	Entity	Entity	Entity
	(In thousands)

Amortization of acquired intangibles	$62,962	$73,076	$1,692	$13,006	$13,778	$8,896
Share based compensation	1,955	3,123	214	4,084	6,652	-
Restructuring charges	4,102	6,995	3,778	2,840	3,214	3,124
Company sale transaction and merger related expenses	4,283	36,585	5,036	30,584	-	-
Impairment of goodwill and other intangibles	41,225	-	-	-	-	-
Acquired in-process R&D costs	1,665	24,975	-	-	-	2,974
Current period impact of acquisition related adjustments (inventory, depreciation and deferred revenue)	5,149	45,578	57	-	1,088	840
Development contract loss accrual	-	-	-	-	3,946	-
Interest expense	83,823	74,658	275	672	608	895

	(Successor	(Successor
	Entity)	Entity)	(Predecessor Entity)

		Period	Period
		August 15,	July 1,
	Year	2007	2007
	Ended	through	through	Years Ended June 30,
	June 30,	June 30,	August 14,
	2009	2008	2007	2007		2006		2005
	(In thousands except ratios)

Balance Sheet Data (at end of period):
Working capital (1)	$221,406	$220,855	$218,072	$201,603		$199,780		$161,749
Total Assets	1,361,597	1,478,999	682,776	674,396		633,391		589,849

Long-term debt (including current portion)	889,348	878,811	3,554	3,583		4,165		4,824
Stockholders' equity	159,760	276,648	506,622	510,697		487,670		443,980

Cash Flow Data:
Cash flows from (used in) operating activities	54,457	8,910	11,293	20,802		36,697		36,611

Cash flows from (used in) investing activities	(36,213)	(1,162,376)	8,406	(19,113)		(42,553)		(117,646)

Cash flows from (used in) financing activities	(5,914)	1,209,045	12,619	(793)		3,748		(4,039)

Other Financial Data:
EBITDA (unaudited)(2)	$76,229	$28,159	$(17,302)	$64,543		$85,267		$56,300

Adjusted EBITDA (unaudited)(3)	$145,340

Ratio of earnings to fixed charges (4)	*	*	*	9.8	x	15.4	x	8.6	x

*
The deficit of earnings to fixed charges was $92.0 million for the year ended June 30, 2009, $139.5 million for the period August 15, 2007 through June 30, 2008 and $21.2 million for the period July 1, 2007 through August 14, 2007.

(1)	Working capital is defined as current assets less current liabilities.

(2)	As used herein, “EBITDA” represents income (loss) from continuing operations plus (i) interest expense, (ii) provision for income taxes and (iii) depreciation and amortization.

We have included information concerning EBITDA in this report because we believe that such information is used by certain investors, securities analysts and others as one measure of an issuer’s performance and historical ability to service debt.  In addition, we use EBITDA when interpreting operating trends and results of operations of our business.  EBITDA is also widely used by us and others in our industry to evaluate and to price potential acquisition candidates.  EBITDA is a non-GAAP financial measure and should not be considered as an alternative to, or more meaningful than, earnings from operations, cash flows from operations or other traditional GAAP indications of an issuer’s operating performance or liquidity.

The use of EBITDA has limitations as an analytical tool, and you should not consider this measure in isolation, or as a substitute for analysis of our results as reported under GAAP.

The following table is a reconciliation of income (loss) from continuing operations to EBITDA for the periods indicated:

	(Successor	(Successor
	Entity)	Entity)	(Predecessor Entity)

		Period	Period
		August 15,	July 1,
	Year	2007	2007
	Ended	through	through	Years Ended June 30,
	June 30,	June 30,	August 14,
	2009	2008	2007	2007	2006	2005
	(In thousands)

Income (loss) from continuing operations	$(76,688)	$(100,604)	$(14,408)	$8,794	$33,748	$17,430

Interest expense	83,823	74,658	275	672	608	895

Provision (benefit) for income taxes	(15,332)	(38,927)	(6,831)	24,935	20,540	13,663

Depreciation and amortization	84,426	93,032	3,662	30,142	30,371	24,312

EBITDA (unaudited)	$76,229	$28,159	$(17,302)	$64,543	$85,267	$56,300

(3)     The calculation of Adjusted EBITDA is based on the definitions in our debt agreements and is not defined under U.S. GAAP.  Our use of the term Adjusted EBITDA may vary from others in our industry.  Adjusted EBITDA is not a measure of operating income (loss), performance or liquidity under U.S. GAAP and is subject to important limitations.  A reconciliation of EBITDA is as follows:

Year Ended
June 30, 2009

(Successor Entity)
(In thousands)

EBITDA (unaudited)	$76,229

Non-cash purchase accounting adjustments	2,749

Merger related expenses	4,283

Restructuring costs (a)	4,102

Share based compensation (b)	1,955

Impairment of goodwill and other intangibles	41,225

Other defined items (c)	14,797

Adjusted EBITDA (unaudited)	$145,340

(a)  Primarily reflects costs associated with the reorganization of our U.K. operations.
(b) Reflects non-cash share-based employee compensation expense under the provisions of SFAS 123(R), Share-Based Payments.
(c) Reflects other adjustments required in calculating our debt covenant compliance such as pro  forma adjusted EBITDA for companies acquired during the year and other non-cash charges.

(4)
In calculating the ratio of earnings to fixed charges, earnings consist of income from continuing operations before income taxes plus fixed charges.  Fixed charges consist of interest expense, amortization of deferred financing costs and one-third of rent expense that we believe to be representative of the interest factored in those rentals.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Report contains "forward-looking statements." All statements other than statements of historical fact are "forward-looking" statements for purposes of the U.S. federal and state securities laws. These statements may be identified by the use of forward looking terminology such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "plan," "potential," "predict," "should" or "will" or the negative thereof or other variations thereon or comparable terminology. In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance contained in this Report under the headings “Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" are forward-looking statements.

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this Report under the headings "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

•	adverse developments in general business, economic and political conditions domestically or internationally;

•	our ability to remain competitive in the markets we serve;

•	our failure to comply with regulations such as ITAR and any changes in regulations;

•	our inability to continue to develop, manufacture and market innovative products and services that meet customer requirements for performance and reliability;

•	our exposure to foreign currency exchange rate risks;

•	our exposure to auction rate securities and the impact this exposure has on our liquidity;

•
our failure to realize anticipated benefits from completed acquisitions, divestitures or restructurings, or the possibility that such acquisitions, divestitures or restructurings could adversely affect us;

•	the loss of key employees;

•	terrorist acts or acts of war; and

•	other risks and uncertainties, including those listed under the caption "Risk Factors."

Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this Report are made only as of the date hereof.

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

The Acquisition

On August 15, 2007, we were acquired by our parent pursuant to an agreement and plan of merger, or merger agreement.  In the Form 10-K, we refer to this transaction as the “Acquisition” or the “Merger.”

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

On September 21, 2007, we entered into a $120.0 million senior subordinated unsecured credit facility to refinance the $120.0 million exchangeable senior subordinated unsecured credit facility.  On August 7, 2008, we entered into a $225.0 million senior unsecured credit facility to refinance the $225.0 million exchangeable senior unsecured credit facility.  On January 21, 2009, the SEC declared effective our exchange offer registration statement, which resulted in an exchange of securities pursuant to which the unregistered unsecured senior notes were exchanged for publicly registered 11.75% unsecured senior notes due February 15, 2015 with substantially identical terms as the exchanged notes.

Selected Factors Affecting Our Future Results of Operations

Our future results of operations will be affected by the following factors, which may cause our results of operations to differ from those discussed under “Results of Operations.” These are not all of the factors that may affect our future results of operations.

Acquisition Related Adjustments. In the fiscal year ended June 30, 2009, we recorded a charge of $1.7 million for acquired in-process research and development costs and expensed $668,000 and $416,000 related to an inventory acquisition adjustment and a deferred revenue acquisition adjustment, respectively.  In the fiscal year ended June 30, 2008 we recorded a charge of $25.0 million for acquired in-process research and development costs and expensed $39.0 million and $2.5 million related to an inventory acquisition adjustment and a deferred revenue acquisition adjustment, respectively.

Company Sale Transaction Expenses.  In the fiscal year ended June 30, 2008, we incurred company sale transaction costs of $36.2 million consisting primarily of Merger related change of control, severance and other compensation payments, a lawsuit settlement charge and legal and other professional fees.  There were no comparable costs for the fiscal year ended June 30, 2009.

Results of Operations

Refer to Notes 1 and 3 to our consolidated financial statements for details concerning the Company’s August 15, 2007 acquisition by affiliates of or funds managed by the Sponsors and certain members of our management and the basis upon which such consolidated financial statements are presented. For comparative purposes, in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we combined the Predecessor period from July 1, 2007 to August 14, 2007 with the Successor period from August 15, 2007 to June 30, 2008 to form the fiscal year ended June 30, 2008. This combination is not a GAAP presentation. However, we believe this presentation is useful to the reader as a comparison to the Successor period for the fiscal year ended June 30, 2009.

The following table sets forth our historical results of operations as a percentage of net sales for the periods indicated below:
		Non-GAAP
		combined
		Predecessor
	Successor	and Successor	Successor	Predecessor	Predecessor
			Period	Period
	Fiscal	Fiscal	August 15,	July 1,	Fiscal
	Year	Year	2007	2007	Year
	Ended	Ended	through	through	Ended
	June 30,	June 30,	June 30,	August 14,	June 30,
	2009	2008	2008	2007	2007

Net sales	100.0%	100.0%	100.0%	100.0%	100.0%
Costs of sales	52.4	58.4	58.3	59.8	52.1
Gross profit	47.6	41.6	41.7	40.2	47.9

Operating expenses:
Selling, general and administrative costs	21.4	21.8	20.0	49.8	21.8
Research and development costs	11.7	12.8	11.6	31.9	12.9
Amortization of acquired intangibles	10.5	11.6	12.1	4.4	2.2
Acquired in-process research and development costs	0.3	3.9	4.1	-	-
Company sale transaction expenses	-	5.6	5.4	9.7	5.2
Impairment of goodwill and other intangibles	6.9	-	-	-	-
Total operating expenses	50.8	55.7	53.2	95.8	42.1

Operating income (loss)	(3.2)	(14.1)	(11.5)	(55.6)	5.8

Other income (expense), net	(12.2)	(10.9)	(11.6)	-	(0.1)
Income (loss) from continuing operations before income taxes	(15.4)	(25.0)	(23.1)	(55.6)	5.7
Provision (benefit) for income taxes	(2.6)	(7.2)	(6.5)	(17.9)	4.2

Income (loss) from continuing operations	(12.8)	(17.8)	(16.6)	(37.7)	1.5
Discontinued operations	-	(1.1)	(0.8)	(6.6)	(0.7)
Net income (loss)	(12.8)%	(18.9)%	(17.4)%	(44.3)%	0.8%

Statements of Operations

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

		Non-GAAP
		Combined
		Predecessor
	Successor	and Successor	Successor	Predecessor	Predecessor
	Fiscal Year	Fiscal Year	August 15, 2007		Fiscal Year
	Ended	Ended	through	July 1, 2007	Ended
	June 30,	June 30,	June 30,	to August 14,	June 30,
	2009	2008	2008	2007	2007
	(In thousands)
Net sales:
Microelectronic solutions ("AMS")	$287,517	$302,712	$283,695	$19,017	$266,515
Test solutions ("ATS")	311,819	340,500	321,296	19,204	326,631
Net sales	$599,336	$643,212	$604,991	$38,221	$593,146

Segment adjusted operating income:
- AMS	$63,368	$74,826	$74,802	$24	$63,908
- ATS	50,141	46,634	54,216	(7,582)	38,582
- General corporate expense	(11,377)	(10,523)	(8,176)	(2,347)	(17,727)
Adjusted operating income (loss)	102,132	110,937	120,842	(9,905)	84,763

Amortization of acquired intangibles
- AMS	(36,635)	(44,364)	(44,085)	(279)	(1,911)
- ATS	(26,327)	(30,404)	(28,991)	(1,413)	(11,095)
Share based compensation
- AMS	-	(83)	-	(83)	(965)
- ATS	-	95	-	95	(958)
- Corporate	(1,955)	(3,349)	(3,123)	(226)	(2,161)
Restructuring charges
- AMS	-	(414)	(414)	-	-
- ATS	(4,102)	(10,359)	(6,581)	(3,778)	(2,840)
One-time lease termination costs
- ATS	-	(576)	-	(576)	-
Merger related expenses - Corporate	(4,283)	(5,411)	(4,092)	(1,319)	-
Impairment of goodwill and other intangibles
- AMS	(41,225)	-	-	-	-
- ATS	-	-	-	-	-
Acquired in-process R&D costs
- AMS	-	(16,335)	(16,335)	-	-
- ATS	(1,665)	(8,640)	(8,640)	-	-
Current period impact of acquisition related adjustments:
Inventory - AMS	-	(23,874)	(23,817)	(57)	-
Inventory - ATS	(668)	(15,151)	(15,151)	-	-
Depreciation - AMS	(1,143)	(1,025)	(1,025)	-	-
Depreciation - ATS	(2,702)	(2,882)	(2,882)	-	-
Depreciation - Corporate	(220)	(193)	(193)	-	-
Deferred revenue - ATS	(416)	(2,510)	(2,510)	-	-
Company sale transaction expenses	-	(36,210)	(32,493)	(3,717)	(30,584)
Operating income (loss)	(19,209)	(90,748)	(69,490)	(21,258)	34,249

Interest expense	(83,823)	(74,933)	(74,658)	(275)	(672)
Other income (expense), net	11,012	4,911	4,617	294	152
Income (loss) from continuing operations before income taxes	$(92,020)	$(160,770)	$(139,531)	$(21,239)	$33,729

Fiscal Year Ended June 30, 2009 Compared to Fiscal Year Ended June 30, 2008

Net Sales.  Net sales decreased 7% to $599.3 million for the fiscal year ended June 30, 2009 from $643.2 million for the fiscal year ended June 30, 2008.

Net sales in the microelectronic solutions (“AMS”) segment decreased 5% to $287.5 million for the fiscal year ended June 30, 2009 from $302.7 million for the fiscal year ended June 30, 2008 primarily due to a reduction in sales of components and microelectronic modules resulting from a general slowdown in the market combined with a demand surge experienced in the prior year that was not repeated in the current year.  This reduction is partially offset by an increase in sales volume of integrated circuits and motion control products combined with additional sales resulting from our acquisition of Gaisler in June 2008 of $6.3 million.  Net sales in the test solutions (“ATS”) segment decreased 8% to $311.8 million in 2009 from $340.5 million in 2008.  The change in foreign currency exchange rates has negatively impacted 2009 U.K. sales by approximately $27 million.  Excluding the impact of foreign currency exchange rates, sales in the ATS segment for the fiscal year ended June 30, 2009 decreased approximately $1.7 million as compared to the fiscal year ended June 30, 2008.   The decrease was primarily due to a reduction in sales of PXI test equipment, signal generators and other test products, offset by an increase in wireless product sales.  Further, the period ended June 30, 2009 was impacted by a purchase accounting adjustment to deferred revenue which reduced sales by $416,000, while the period ended June 30, 2008 was impacted by a purchase accounting adjustment to deferred revenue which reduced sales by $2.5 million.

Gross Profit.  Gross profit equals net sales less cost of sales. Cost of sales includes materials, direct labor, amortization of capitalized software development costs and overhead expenses such as engineering labor, fringe benefits, depreciation, allocable occupancy costs and manufacturing supplies.

On a consolidated basis, gross margin was 47.6% for the fiscal year ended June 30, 2009 and 41.6% for the fiscal year ended June 30, 2008. In 2009, gross margin was adversely affected by purchase accounting adjustments aggregating $3.1 million which (i) increased depreciation expense by $2.0 million related to acquisition date fair value adjustments (ii) increased cost of sales for the increase in the recorded value of VI Technology’s inventories by $668,000 to eliminate manufacturing profits inherent in the inventories on March 4, 2009, the date of the Company’s acquisition of VI Technology; and (iii) reduced sales for the year by $416,000 to eliminate selling profits inherent in certain acquisition date deferred revenue. In 2008, gross margin was adversely affected by purchase accounting adjustments aggregating $43.4 million which (i) increased cost of sales for the increase in the recorded value of the Company’s Sale Transaction date inventories by $39.0 million to eliminate manufacturing profits inherent in the inventories at that date; (ii) increased depreciation expense by $1.9 million due to acquisition date fair value adjustments and (iii) reduced sales for the year by $2.5 million to eliminate selling profits inherent in certain acquisition date deferred revenues. Excluding the purchase accounting adjustments, gross margin was 48.0% for the year ended June 30, 2009 and 48.1% for the year ended June 30, 2008.

	Gross Profit
Fiscal Year
Ended		% of		% of		% of
June 30,	AMS	Net Sales	ATS	Net Sales	Total	Net Sales
	(In thousands, except percentages)

2009	$134,239	46.7%	$150,866	48.4%	$285,105	47.6%
2008	$122,808	40.6%	$144,590	42.5%	$267,398	41.6%

Gross margins in the AMS segment were 46.7% in 2009 and 40.6% in 2008.  Gross profit in 2009 included the effect of purchase accounting adjustments of $796,000 as compared to $24.6 million in 2008. Excluding the purchase accounting adjustments, gross margins were 47.0% in 2009 and 48.7% in 2008.  The decrease in gross margins is principally attributable to decreased margins in components and microelectronic modules partially offset by (i) increased sales of integrated circuits (which have margins higher than the segment average) and (ii) decreased sales of components (which have margins lower than the segment average).

Gross margins in the ATS segment were 48.4% in 2009 and 42.5% in 2008. Gross profit in 2009 was negatively impacted by purchase accounting adjustments of $2.3 million versus $18.9 million in 2008. Excluding the purchase accounting adjustments, gross margins were 49.0% in 2009 and 47.6% in 2008.  The increase in gross margins is principally attributable to increased margins in frequency synthesizers and synthetic test products partially offset by (i) increased sales of wireless products (which have margins lower than the segment average) and (ii) decreased sales of radio test products (which have margins higher than the segment average).

Selling, General and Administrative Costs.  Selling, general and administrative costs include office and management salaries, fringe benefits, commissions, insurance and professional fees.

On a consolidated basis S,G&A costs decreased 40 basis points as a percentage of sales from the fiscal year ended June 30, 2008 to the fiscal year ended June 30, 2009.  Excluding merger related expenses ($4.3 million in 2009 and $5.4 million in 2008), stock compensation costs ($2.0 million in 2009 and $3.3 million in 2008), acquisition related depreciation expense ($1.2 million in 2009 and $1.3 million in 2008), restructuring costs ($686,000 in 2009 and $3.7 million in 2008) and a one-time lease termination cost ($576,000 in 2008), S,G&A was $120.3 million in 2009 and $125.8 million in 2008.

	Selling, General and Administrative Costs
Fiscal Year
Ended		% of		% of			% of
June 30,	AMS	Net Sales	ATS	Net Sales	Corporate	Total	Net Sales
	(In thousands, except percentages)

2009	$41,822	14.5%	$68,700	22.0%	$17,834	$128,356	21.4%
2008	$42,513	14.0%	$78,128	22.9%	$19,476	$140,117	21.8%

In the AMS segment, selling, general and administrative costs decreased $691,000, or 2%.  As a percentage of sales, selling, general and administrative costs increased 50 basis points for AMS.  Excluding restructuring costs ($272,000 in 2008), stock compensation costs ($57,000 in 2008), acquisition related depreciation expense ($39,000 in 2009 and $42,000 in 2008), S,G&A was $41.8 million in 2009 and $42.1 million in 2008.

In the ATS segment, selling, general and administrative costs decreased $9.4 million, or 12%, largely due to reductions in restructuring costs and one time lease termination fees (incurred in 2008) combined with cost savings related to the closing of our Burnham facility.  As a percentage of sales, selling, general and administrative costs decreased 90 basis points for ATS.  Excluding restructuring costs ($686,000 in 2009 and $3.5 million in 2008), a one-time lease termination cost of $576,000 in 2008, stock compensation costs ($89,000 favorable impact in 2008), acquisition related depreciation expense ($913,000 in 2009 and $1.0 million in 2008), S,G&A was $67.1 million in 2009 and $73.1 million in 2008.

Corporate general and administrative expenses decreased $1.6 million, or 8%.  As a percentage of sales, corporate general and administrative expenses remained relatively unchanged.  Excluding merger related expenses ($4.3 million in 2009 and $5.4 million in 2008), stock compensation costs ($2.0 million in 2009 and $3.3 million in 2008) and acquisition related depreciation expense ($220,000 in 2009 and $192,000 in 2008), S,G&A was $11.4 million in 2009 and $10.5 million in 2008.

Research and Development Costs. Research and development costs include materials, engineering labor and allocated overhead.

On a consolidated basis, research and development costs decreased 110 basis points as a percentage of sales.

	Research and Development Costs
Fiscal Year
Ended		% of		% of		% of
June 30,	AMS	Net Sales	ATS	Net Sales	Total	Net Sales
	(In thousands, except percentages)

2009	$30,192	10.5%	$39,914	12.8%	$70,106	11.7%
2008	$30,865	10.2%	$51,211	15.0%	$82,076	12.8%

AMS segment self-funded research and development costs decreased $673,000, or 2%, primarily due to lower spending on microelectronic modules.  As a percentage of sales, research and development costs increased 30 basis points.

ATS segment self-funded research and development costs decreased $11.3 million, or 22%, primarily due to (i) a reduction of $10.3 million in our wireless business due to cost savings related to the closing of our Burnham facility and a reduction of wireless related projects and (ii) a reduction of $5.5 million in restructuring costs primarily in our wireless business partially offset by increased costs of $5.1 million, aimed at enhancing existing next generation products in our radio test division.

Acquired In-Process Research and Development Costs.  During the fiscal year ended June 30, 2008 and in connection with the Company Sale Transaction, we recorded and immediately expensed $24.3 million of acquired in-process research and development (“IPR&D”) costs ($15.7 million in the AMS segment and $8.6 million in the ATS segment).  Additionally, in 2009 and 2008, we recorded and expensed $1.7 million and $635,000, respectively, of IPR&D costs related to our acquisition of Gaisler (AMS segment) in June 2008 based on the final allocation of the purchase price.

Restructuring Costs.  The AMS segment incurred total restructuring costs of $414,000 ($107,000 in cost of sales, $272,000 in S,G&A and $35,000 in R&D), in the fiscal year ended June 30, 2008 which relate to severance for personnel reductions at our Whippany, New Jersey components manufacturing facility.

The ATS segment incurred restructuring costs of $4.1 million in the fiscal year ended June 30, 2009 ($2.9 million in cost of sales, $686,000 in S,G&A and $496,000 in R&D).  In comparison, in the fiscal year ended June 30, 2008, the ATS segment incurred restructuring costs of $10.4 million ($880,000 in cost of sales, $3.5 million in S,G&A and $6.0 million in R&D).  In both periods, the costs related to consolidation and reorganization efforts in our U.K. operations.

Amortization of Acquired Intangibles.  Amortization of acquired intangibles decreased $11.8 million in 2009 primarily due to backlog recorded in the Merger becoming fully amortized during the first quarter of fiscal 2009.  The amortization decreased $7.7 million in the AMS segment and decreased $4.1 million in the ATS segment.

Impairment of Goodwill and Intangibles. During the fourth quarter of fiscal 2009, we completed our annual impairment test of goodwill and intangible assets.  Due to a decline in the RFMW reporting unit’s operating results in the fourth quarter of fiscal 2009 and additional revisions to internal forecasts, we recorded impairment charges to both goodwill and tradenames with indefinite lives related to the RFMW reporting unit of $35.2 million and $6.0 million, respectively.  There were no similar impairment charges recorded in fiscal 2008.

Company Sale Transaction Expenses.  In the fiscal year ended June 30, 2008, we incurred Company Sale Transaction expenses of $36.2 million, consisting primarily of Merger related change of control, severance and other compensation payments, a break-up fee and its related lawsuit settlement charge and legal and other professional fees.  There were no comparable costs in fiscal 2009.

Other Income (Expense).  Interest expense was $83.8 million in the fiscal year ended June 30, 2009 and $74.9 million in the fiscal year ended June 30, 2008. The increase is due to interest expense incurred for an additional one and a half months during fiscal year 2009 related to the $870.0 million of debt issued on August 15, 2007. Other income (expense) of $11.0 million for the fiscal year ended June 30, 2009 consisted primarily of $9.0 million of foreign currency transaction gains and $1.5 million of interest income.  Other income (expense) of $4.9 million for the fiscal year ended June 30, 2008 consisted primarily of $2.5 million of foreign currency transaction gains and $2.1 million of interest income.

Provision for Income Taxes. The income tax benefit was $15.3 million for the fiscal year ended June 30, 2009, an effective income tax rate of 16.7%.  We had an income tax benefit for the fiscal year ended June 30, 2008 of $45.8 million, an effective income tax rate of 28.5%. The effective income tax rate for both periods differed from the amount computed by applying the U.S. Federal income tax rate to income before income taxes primarily due to foreign, state and local income taxes and, for 2009, the tax benefit was decreased by $11.1 million for a non-deductible goodwill impairment charge, and for 2008, the tax benefit was decreased by $5.9 million for the impact of certain Company Sale Transaction expenses that were not deductible for tax purposes, as well as by $8.7 million nondeductible IPR&D.  In the fiscal year ended June 30, 2009, we paid income taxes of $3.6 million and received a tax refund of $2.3 million and in the fiscal year ended June 30, 2008, we paid income taxes of $8.0 million.  In May 2008, we received a federal income tax refund of $27.1 million related to the carryback of tax losses for the period July 1, 2007 to August 14, 2007, to fiscal years 2006 and 2007.

Income (loss) from Continuing Operations.  The loss from continuing operations was $76.7 million for the fiscal year ended June 30, 2009 and $115.0 million for the fiscal year ended June 30, 2008.

Fiscal Year Ended June 30, 2008 Compared to Fiscal Year Ended June 30, 2007

Net Sales.  Net sales increased 8% to $643.2 million in fiscal 2008 from $593.1 million in fiscal 2007.

Net sales in the AMS segment increased 14% to $302.7 million in fiscal 2008 from $266.5 million in fiscal 2007 primarily due to sales from our acquisition of MicroMetrics in April 2007 ($9.8 million), and increased sales volume of components (primarily increased demand for customer voice over IP products and isolators), integrated products and motion control products, partially offset by reductions in sales of cellular communications products.  Net sales in the ATS segment increased 4% to $340.5 million in fiscal 2008, which includes a reduction of $2.5 million for the current period impact of purchase accounting adjustments to deferred revenue, from $326.6 million in fiscal 2007 primarily due to an increase in PXI sales, partially offset by reduced sales in wireless due to market saturation of certain products and the anticipation of emerging new technologies.

Gross Profit.  On a consolidated basis, gross margin was 41.6% in fiscal 2008 and 47.9% in fiscal 2007. The reduction in gross margin resulted from the impact of purchase accounting adjustments aggregating $43.4 million in 2008 which (i) increased the value of the Company’s Sale Transaction date inventories by $39.0 million to eliminate manufacturing profits inherent in the inventories at that date; (ii) record acquisition related depreciation of $1.9 million; and (iii) reduced sales by $2.5 million to eliminate selling profits inherent in certain deferred revenues. Excluding the purchase accounting adjustments, gross margin in fiscal 2008 was 48.1%. The purchase accounting adjustments related to depreciation and deferred revenues will impact gross margins through 2038 and 2014, respectively.

	Gross Profit
Fiscal Year
Ended		% of		% of		% of
June 30,	AMS	Net Sales	ATS	Net Sales	Total	Net Sales
	(In thousands, except percentages)

2008	$122,808	40.6%	$144,590	42.5%	$267,398	41.6%
2007	$133,863	50.2%	$150,314	46.0%	$284,177	47.9%

Gross profit in the AMS segment decreased $11.1 million, or 8%, as the additional gross profit generated by the MicroMetrics acquisition ($3.4 million) and increased sales volumes related to components (largely voice over IP equipment and isolators), integrated products and motion control products were more than offset by the effect of purchase accounting adjustments to inventory ($23.9 million) and depreciation ($708,000). The aforementioned increase in sales had a favorable impact to gross profit; however a change in sales mix combined with the impact of the purchase accounting adjustments to inventory and depreciation reduced gross margins to 40.6% in fiscal 2008 from 50.2% in fiscal 2007. Excluding the purchase accounting adjustments, the gross margin in fiscal 2008 was 48.7%.

Gross profit in the ATS segment decreased $5.7 million, or 4%, as the additional gross profit generated by higher sales volumes was more than offset by the effect of purchase accounting adjustments that aggregated $18.9 million. The ATS sales increase and a change in sales mix had a favorable impact to gross profit; however, the unfavorable impacts of purchase accounting adjustments to inventory ($15.2 million), depreciation ($1.2 million) and deferred revenue ($2.5 million) reduced gross margins to 42.5% in fiscal 2008 from 46.0% in fiscal 2007. Excluding the purchase accounting adjustments, the gross margin in fiscal 2008 was 47.6%.

Selling, General and Administrative Costs.  On a consolidated basis, these costs decreased 10 basis points as a percentage of sales. Excluding merger related expenses included in selling, general and administrative costs, the decrease was 40 basis points as a percentage of sales.

	Selling, General and Administrative Costs
Fiscal Year
Ended		% of		% of			% of
June 30,	AMS	Net Sales	ATS	Net Sales	Corporate	Total	Net Sales
	(In thousands, except percentages)

2008	$42,513	14.0%	$78,128	22.9%	$19,476	$140,117	21.8%
2007	$42,447	15.9%	$67,286	20.6%	$19,888	$129,621	21.9%

Selling, general and administrative costs remained relatively unchanged in the AMS segment, as an increase due to the acquisition of MicroMetrics ($2.1 million), was offset by lower employee related expenses in other parts of the AMS segment. Selling, general and administrative costs increased $10.8 million, or 16%, in the ATS segment primarily as a result of increases in sales and marketing costs associated with the sales organization structure in the Asia Pacific region combined with an initiative to further develop revenue opportunities for certain radio test set products and a $3.4 million increase in restructuring costs in the U.K.

Corporate general and administrative expenses decreased $412,000 due primarily to lower employee related expenses and professional fees of $5.8 million, partially offset by an increase due to Company Sale Transaction related expenses of $5.4 million, of which $2.1 million is for advisory fees to the Sponsors that will continue to be paid until at least 2013.

Selling, general and administrative expenses decreased 190 basis points, as a percentage of sales, for AMS and due largely to increased restructuring costs, increased 230 basis points for ATS. Corporate general and administrative expenses decreased 30 basis points as a percentage of consolidated sales and excluding the merger related expenses, the decrease was 117 basis points.

Research and Development Costs.  On a consolidated basis, research and development expenses remained relatively unchanged as a percentage of sales.

	Research and Development Costs
Fiscal Year
Ended		% of		% of		% of
June 30,	AMS	Net Sales	ATS	Net Sales	Total	Net Sales
	(In thousands, except percentages)

2008	$30,865	10.2%	$51,211	15.0%	$82,076	12.8%
2007	$28,473	10.7%	$48,244	14.8%	$76,717	12.9%

AMS segment self-funded research and development costs increased $2.4 million, or 8%, primarily due to development of new technologies for integrated circuit products and for standard product development in microelectronics.  As a percentage of sales, research and development costs decreased 50 basis points.

ATS segment self-funded research and development costs increased $3.0 million, or 6%, primarily due to restructuring costs related to further consolidation and reorganization efforts in the U.K., combined with increases in wireless eHSPA new product development costs and radio test product development and design.  As a percentage of sales, research and development costs increased 20 basis points.

Acquired In-Process Research and Development Costs.  In connection with the Company Sale Transaction we recorded and immediately expensed $24.3 million of IPR&D costs in fiscal 2008 ($15.7 million in the AMS segment and $8.6 million in the ATS segment). Also in fiscal 2008, in connection with the acquisition of Gaisler Research, AB, we allocated $635,000 of the purchase price to IPR&D. There were no comparable costs in fiscal 2007.

Restructuring costs.  The AMS segment incurred restructuring costs of $414,000 in fiscal 2008 ($107,000 in cost of sales, $272,000 in S,G&A and $35,000 in R&D) related to severance for personnel reductions within its IP products division. Restructuring costs in ATS of $10.4 million ($880,000 in cost of sales, $3.5 million in S,G&A and $6.0 million in R&D) relate to further consolidation and reorganization efforts in our U.K. operations. In comparison, in fiscal 2007 we incurred total restructuring costs of $2.8 million, all of which was reported in the ATS segment as R&D expense.

Amortization of Acquired Intangibles.  Amortization of acquired intangibles increased $61.8 million in fiscal 2008 due to the new basis of our intangible assets that was established in connection with the Company Sale Transaction. The AMS segment increased $42.5 million and the ATS segment increased $19.3 million.

Sale Transaction Expenses.  In fiscal 2008 and 2007, we incurred Company Sale Transaction expenses of $36.2 million and $30.6 million, respectively, consisting primarily of merger related change of control, severance and other compensation payments, a break-up fee and its related lawsuit settlement charge and legal and other professional fees.

Other Income (Expense).  Interest expense was $74.9 million in fiscal 2008 and $672,000 in fiscal 2007. The increase is due to the addition of $870 million of debt to finance the sale of the Company.  Other income (expense) of $4.9 million in fiscal 2008 consisted primarily of $2.5 million of foreign currency gains and $2.4 million of interest income and other miscellaneous income, net. Other income (expense) of $152,000 in fiscal 2007 consisted primarily of $876,000 of interest income and $576,000 of other miscellaneous income, net, partially offset by $1.3 million of foreign currency losses.

Provision for Income Taxes. The income tax benefit was $45.8 million, an effective income tax rate of 28.5%, in fiscal 2008.  In fiscal 2007 we had income tax expense of $24.9 million, an effective income tax rate of 73.9%. The effective income tax rate for the two periods differed from the amount computed by applying the U.S. Federal income tax rate to income before income taxes primarily due to foreign, state and local income taxes and the impact of certain Company Sale Transaction expenses that were not deductible for tax purposes in fiscal 2008 and 2007, as well as nondeductible IPR&D in fiscal 2008. We paid income taxes of $8.0 million in fiscal 2008 and $28.8 million in fiscal 2007. In May 2008, we received a federal income tax refund of $27.1 million related to the carryback of tax losses for the period July 1, 2007 to August 14, 2007, to fiscal years 2006 and 2007.

Income (loss) from Continuing Operations.  The loss from continuing operations in fiscal 2008 was $115.0 million versus income of $8.8 million in fiscal 2007. Income (loss) from continuing operations in fiscal 2008 was adversely affected by the following pre-tax items: $41.6 million of Company Sale Transaction and related expenses (including $5.4 million reported in S,G&A), an increase in interest expense of $74.3 million, an increase in restructuring charges of $7.9 million, the current period impact of purchase accounting adjustments to inventory, depreciation and deferred revenue totaling $45.6 million, an IPR&D charge of $25.0 million, and an increase in intangible asset amortization of $61.8 million. Income (loss) from continuing operations in fiscal 2007 was adversely affected by $30.6 million of Company Sale Transaction expenses.

Liquidity and Capital Resources

As of June 30, 2009, we had $57.7 million of cash and cash equivalents, $221.4 million in working capital and our current ratio was 2.5 to 1.  As of June 30, 2008, we had $54.1 million of cash and cash equivalents, $220.9 million in working capital and our current ratio was 2.4 to 1.

At June 30, 2009, our marketable securities consisted of $17.7 million of auction rate securities, net of a $2.3 million valuation allowance. Auction rate securities represent long-term (generally maturities of ten years to thirty-five years from the date of issuance) variable rate bonds tied to short-term interest rates that are reset through an auction process, which occurs every seven to thirty-five days, and are classified as available for sale securities. All but one (with the one security having a carrying value of $1.7 million and an A rating) of our auction rate securities retain a triple-A rating by at least one nationally recognized statistical rating organization. In addition, certain of our auction rate securities are backed by student loans whose principal and interest are federally guaranteed by the Family Federal Education Loan Program.

Given the high credit quality of our auction rate securities and our intent and ability to hold these securities until liquidity returns to the market or maturity, if necessary, we believe we will recover the full principal amount of $19.9 million, in the future. However, at June 30, 2009, we concluded that the fair value of our auction rate securities was $17.7 million. Since many auctions are failing and given that there is currently no active secondary market for our investment in auction rate securities, the determination of fair value was based on the following factors:

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

Our principal liquidity requirements are to service our debt and interest and meet our working capital and capital expenditure needs. As of June 30, 2009, we had $889.3 million of debt outstanding (of which $883.8 million was long-term), including approximately $515.8 million under our senior secured credit facility, $225.0 million of senior unsecured notes and $147.5 million under our senior subordinated unsecured credit facility, including paid-in-kind interest. Additionally, at June 30, 2009 we were able to borrow an additional $50.0 million under the revolving portion of our senior secured credit facility.

The following is a summary of required principal repayments of our debt for the next five years and thereafter as of June 30, 2009:

Year ended June 30,	(In thousands)
2010	$5,590
2011	5,610
2012	5,635
2013	5,250
2014	5,250
Thereafter	862,013
Total	$889,348

As of June 30, 2009, we are in compliance with all of the covenants contained in our loan agreements. Certain loan covenants are based on Adjusted EBITDA. Adjusted EBITDA is defined as EBITDA (net income (loss) from continuing operations before interest expense, income taxes, depreciation and amortization), adjusted to add back certain non-cash, non-recurring and other items, as required by various covenants in our debt agreements.  Our use of the term Adjusted EBITDA may vary from others in our industry.  EBITDA and Adjusted EBITDA are not measures of operating income (loss), performance or liquidity under U.S. GAAP and are subject to important limitations.  A reconciliation of income (loss) from continuing operations, which is a U.S. GAAP measure of our operating results, to Adjusted EBITDA, as defined in our debt agreements, is as follows:

	Year Ended	Year Ended	Year Ended
	June 30, 2009	June 30, 2008	June 30, 2007
		Combined
		Predecessor and
	Successor Entity	Successor Entities	Predecessor Entity
	(In thousands)

Income (loss) from continuing operations	$(76,688)	$(115,012)	$8,794
Interest expense	83,823	74,933	672
Provision (benefit) for income taxes	(15,332)	(45,758)	24,935
Depreciation and amortization	84,426	96,694	30,142
EBITDA	76,229	10,857	64,543

Non-cash purchase accounting adjustments	2,749	66,510
Company sale transaction expenses and merger related expenses	4,283	41,621	30,584
Restructuring costs (a)	4,102	10,773	2,840
Share based compensation (b)	1,955	3,337	4,084
Impairment of goodwill and other intangibles	41,225	-	-
Other defined items (c)	14,797	1,979	18,133
Adjusted EBITDA	$145,340	$135,077	$120,184

(a)	Primarily reflects costs associated with the reorganization of our U.K. operations.
(b)	Reflects non-cash share-based compensation expense under the provisions of SFAS 123(R), Share-Based Payments.
(c)	Reflects other adjustments required in calculating our debt covenant compliance such as pro forma adjusted EBITDA for companies acquired during the year and other non-cash charges.

Financial covenants in the senior secured credit facility include (i) a maximum leverage ratio of total debt (less up to $15 million of cash) to adjusted EBITDA, as defined in the agreement, and (ii) maximum consolidated capital expenditures.   The maximum leverage ratio permitted for June 30, 2009 and 2008 was 7.60 and 8.70, respectively, whereas our actual leverage ratio was 6.02 and 6.40, respectively.  For fiscal 2010 and 2011 the maximum leverage ratio permitted decreases to 6.80 and 5.90, respectively.  The maximum consolidated capital expenditures permitted for each of the fiscal years 2008 through 2010 is $25.0 million.  Our actual capital expenditures were $18.7 million, $14.3 million and $18.4 million in fiscal 2009, 2008 and 2007, respectively.  For fiscal year 2011 and thereafter, the maximum annual consolidated capital expenditures permitted increases to $30.0 million.  We believe we will continue to be in compliance with the leverage ratio and capital expenditure limitations, as defined by the financial covenant terms in our term loan agreements, for the fiscal year ending June 30, 2010.

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

Cash Flows

For fiscal 2009, our cash flow provided by continuing operations was $54.5 million.  Our investing activities from continuing operations used cash of $36.2 million, primarily for payments for the purchase of businesses, (net of cash acquired) of $18.9 million, and for capital expenditures of $18.7 million. Our financing activities used cash of $5.9 million, primarily to repay $5.6 million of indebtedness.

For fiscal 2008, our cash flow from continuing operations was $26.0 million. Our investing activities from continuing operations used cash of $1.2 billion, primarily for payments of $1.1 billion to predecessor shareholders and option holders, $14.3 million of capital expenditures, purchase of a business (net of cash acquired) of $11.1 million and the purchase (net of sales) of marketable securities of $10.5 million. Our financing activities provided cash of $1.2 billion, primarily from borrowings under our credit facilities of $870.0 million on August 15, 2007 and proceeds from the issuance of common stock of $378.4 million, also on August 15, 2007.

In fiscal 2007, our cash flow from continuing operations provided $22.5 million, primarily from our continued profitability offset by increases in accounts receivable ($19.9 million) and inventory ($7.9 million) due to increased sales. In fiscal 2007, our investing activities from continuing operations used cash of $19.0 million, principally for the purchase of MicroMetrics ($10.7 million), the contingent payment in the final determination of the RIWS acquisition amount ($9.2 million), and capital expenditures ($18.4 million), partially offset by the proceeds from the sale of marketable securities (net of purchases) ($18.8 million). In fiscal 2007, our financing activities from continuing operations used $793,000, principally for the purchase of treasury stock ($17.2 million), partially offset by the proceeds from the exercise of stock options ($14.2 million).

Capital Expenditures

Capital expenditures were $18.7 million, $14.3 million and $18.4 million in fiscal 2009, fiscal 2008 and fiscal 2007, respectively.  Our capital expenditures primarily consist of equipment replacements.

Contractual Obligations

The following table summarizes our obligations and commitments to make future payments under debt, and other obligations as of June 30, 2009:
Payments Due By Period (1)
	(In millions)
		Less Than			After
	Total	1 Year	1 - 3 Years	4 - 5 Years	5 Years

Senior secured credit facility	515.8	$5.2	$10.5	$10.5	$489.6
Senior unsecured notes	225.0	-	-	-	225.0
Subordinated unsecured credit facility	147.5	-	-	-	147.5
Other long-term debt	1.0	0.3	0.7	-	-
Operating leases (2)	20.5	6.9	9.1	3.4	1.1
Employment agreements	9.7	4.5	4.6	0.6	-
Advisory fee (3)	9.7	2.2	4.3	3.2	-
Total	$929.2	$19.1	$29.2	$17.7	$863.2

(1)	Amounts do not include interest payments.

(2)	The Company does not expect any future minimum sub-lease rentals associated with operating lease commitments shown in the above table.

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

In the normal course of business, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. None of these obligations are individually significant. We do not expect that these commitments, as of June 30, 2009, will have a material adverse affect on our liquidity.

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

The consolidated financial statements presented as of June 30, 2009 and 2008, and for the fiscal year ended June 30, 2009 and for the period from August 15, 2007 to June 30, 2008 represent the Company subsequent to its acquisition (the “Successor” or “Successor Entity”), whereas the consolidated financial statements as of and for periods prior to August 15, 2007 represent the Company prior to the Merger (the “Predecessor” or “Predecessor Entity”). The purchase method of accounting was applied effective August 15, 2007 in connection with the Merger. Therefore, our consolidated financial statements for periods before August 15, 2007 are presented on a different basis than those for the periods after August 14, 2007 and, as such, are not comparable.

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires that management of the Company make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the more significant estimates included in our consolidated financial statements are revenue and cost recognition under long-term contracts; the valuation of accounts receivable, inventories, investments and deferred tax assets; the depreciable lives of fixed assets and useful lives of amortizable intangible assets; the valuation of assets acquired and liabilities assumed in business combinations; the recoverability of long-lived amortizable intangible assets, tradenames and goodwill; share-based compensation; restructuring charges; asset retirement obligations; fair value measurement of financial assets and liabilities and certain accrued expenses and contingencies.

We are subject to uncertainties such as the impact of future events, economic, environmental and political factors and changes in the business climate; therefore, actual results may differ from those estimates. When no estimate in a given range is deemed to be better than any other when estimating contingent liabilities, the low end of the range is accrued. Accordingly, the accounting estimates in the preparation of our consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Changes in estimates are made when circumstances warrant them. Such changes and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements.

Cash and Cash Equivalents

All highly liquid investments having maturities of three months or less at the date of acquisition are considered to be cash equivalents.

Marketable Securities

Marketable securities are classified as available-for-sale and are recorded at fair value with unrealized gains and losses reported as a separate component of stockholder’s equity. Realized gains and losses and declines in market value judged to be other than temporary, of which there were none, for the three years ended June 30, 2009, are included in other income (expense). Interest income and dividends are also included in other income.

At June 30, 2009, our marketable securities consisted of $17.7 million of auction rate securities, which is net of a $2.3 million valuation allowance. Auction rate securities represent long-term (generally maturities of ten years to thirty-five years from the date of issuance) variable rate bonds tied to short-term interest rates that are reset through an auction process, which occurs every seven to thirty-five days, and are classified as available for sale securities. All but one (with the one security having a carrying value of $1.7 million and an A rating) of our auction rate securities retain a triple-A rating by at least one nationally recognized statistical rating organization. In addition, certain of our auction rate securities are backed by student loans whose principal and interest are federally guaranteed by the Family Federal Education Loan Program.  We have collected all interest payments on all of our auction rate securities when due and since early February 2008 (when auctions began to fail) have redeemed $27.5 million of auction rate securities at par, including $1.0 million redeemed at par in July 2009.

At June 30, 2009, the par value of our auction rate securities was $19.9 million; however we have estimated that the fair value of our auction rate securities as of that date was $17.7 million.  Since many auctions are failing and given that there is currently no active secondary market for our investment in auction rate securities, the determination of fair value was based on the following factors:

•	continuing illiquidity;
•	lack of action by the issuers to establish different forms of financing to replace or redeem these securities; and
•	the credit quality of the underlying securities.

As fair values have continued to be below cost, we have considered various factors in determining whether a credit loss exists and whether to recognize an other than temporary impairment charge, including the length of time and the extent to which the fair value has been below the cost basis, the timely receipt of all interest payments, the rating of the security, the relatively low volatility of the security’s fair value, the current financial condition of the issuer and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

Auction rate securities are classified as non-current assets in the accompanying consolidated balance sheets.

Inventories

Inventories, including amounts related to long-term contracts accounted for under percentage-of-completion accounting, are stated at the lower of cost (first-in, first-out) or market.

Financial Instruments and Derivatives

Foreign currency contracts are used in certain circumstances to protect us from fluctuations in exchange rates. We enter into foreign currency contracts, which are not designated as hedges. Thus the change in fair value is included in income as it occurs, within other income (expense) in the consolidated statement of operations.

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

For arrangements other than certain long-term contracts, revenue (including shipping and handling fees) is recognized when products are shipped and title has passed to the customer. If title does not pass until the product reaches the customer’s delivery site, recognition of the revenue is deferred until that time. Certain of our sales are to distributors which have a right to return some portion of product within up to eighteen months of sale. We recognize revenue on these sales at the time of shipment to the distributor, as the returns under these arrangements have been insignificant and can be reasonably estimated. A provision for such estimated returns is recorded at the time sales are recognized.

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

When a customer purchases software together with post contract support, we allocate a portion of the fee to the post contract support for its fair value based on the contractual renewal rate or the amount the support is sold for on a standalone basis. Post contract support fees are deferred in Advance Payments by Customers and Deferred Revenue in the consolidated balance sheets, and recognized as revenue ratably over the term of the related contract.

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

Long-Lived Assets

Goodwill is calculated as the excess of the cost of purchased businesses over the fair value of their underlying net assets.  Indefinite-lived intangible assets consist of tradenames. Goodwill and indefinite-lived intangible assets are not amortized. Definite-lived intangible assets primarily consist of customer related intangibles and developed technology, which are amortized on a straight-line basis over periods ranging up to 11 years.

We assess goodwill and indefinite-lived intangibles at least annually for impairment as of June 30, or more frequently if certain events or circumstances indicate an impairment may have occurred.  We test goodwill for impairment at the reporting unit level, which is one level below our operating segments.  We identify our reporting units by assessing whether the components of our operating segments constitute businesses for which discrete financial information is available and management of each reporting unit regularly reviews the operating results of those components.  Impairment testing is performed in two steps: (i) we determine if there is an impairment by comparing the fair value of a reporting unit with its carrying value, and (ii) if there is an impairment, we measure the amount of impairment loss by comparing the implied fair value of the reporting unit’s goodwill (the excess of the fair value of the reporting unit over the fair value of its net identifiable assets) with the carrying amount of that goodwill.  The impairment test for indefinite-lived intangible assets encompasses calculating a fair value of an indefinite-lived intangible asset and comparing the fair value to its carrying value.  If the carrying value exceeds the fair value, impairment is recorded.

Testing goodwill for impairment requires us to estimate fair values of reporting units using significant estimates and assumptions.  The assumptions made will impact the outcome and ultimate results of the testing.  We use industry accepted valuation models and set criteria that are reviewed and approved by various levels of management and, in certain instances, we engage third-party valuation specialists to assist us in estimating fair values.  To determine fair value of the reporting unit, we generally use an income approach.  We use a market approach to assess the reasonableness of the results of the income approach.

Under the income approach, we determine fair value using a discounted cash flow method, estimating future cash flows of each reporting unit, as well as terminal value, and discounting such cash flows at a rate of return that reflects the relative risk of the cash flows.

The key estimates and factors used in the income approach include, but are not limited to, revenue growth rates and profit margins based on internal forecasts, terminal value and the weighted-average cost of capital used to discount future cash flows. The fiscal 2009 compound annual growth rate of sales for the first 6 years of our projections ranged between 4% and 24%.  The fiscal 2008 compound annual growth rate of sales for the first 6 years of our projections ranged between 1% and 15%. The terminal growth rates were projected at 5% after between 7 to 10 years in fiscal 2009 as compared with 5% after between 9 to 11 years in fiscal 2008, which reflects our estimate of long term market and gross domestic product growth.  The weighted-average cost of capital used to discount future cash flows ranged from 14% to 19% in fiscal 2009 as compared with 13% to 16% in fiscal 2008.  Future changes in these estimates and assumptions could materially affect the results of our reviews for impairment of goodwill.  Changes in the valuation assumptions from those used in the prior year primarily reflect the impact of the current economic environment on the reporting units and their projected future results of operations.

To determine fair value of indefinite-lived intangible assets, we use an income approach, the relief-from-royalty method.  This method assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to obtain the rights to use the comparable asset.  Indefinite-lived intangible assets’ fair values require significant judgments in determining both the assets’ estimated cash flows as well as the appropriate discount and royalty rates applied to those cash flows to determine fair value.  Changes in such estimates or the application of alternative assumptions could produce significantly different results.

We review other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  When such events or changes in circumstances occur, a recoverability test is performed comparing projected undiscounted cash flows from the use and eventual disposition of an asset or asset group to its carrying value.  If the projected undiscounted cash flows are less than the carrying value, an impairment would be recorded for the excess of the carrying value over the fair value, which is determined by discounting future cash flows.

Property, plant and equipment are stated at cost. Depreciation of plant and equipment is provided over the estimated useful lives of the respective assets, principally on a straight-line basis. Leasehold improvements are amortized over the life of the lease, including anticipated renewals, or the estimated life of the asset, whichever is shorter.

Research and Development Costs

We charge all research and development costs to expense as incurred, except those of our software products for which costs incurred between the date of product technological feasibility and the date that the software is available for general release are capitalized. We use a working model of the software or a detailed program design to assess technological feasibility. We capitalized software development costs of $209,000, $1.2 million, $0 and $593,000, for the fiscal year ended June 30, 2009, the periods from August 15, 2007 to June 30, 2008 and July 1, 2007 to August 14, 2007 and the fiscal year ended June 30, 2007, respectively. Capitalized software development costs are amortized to cost of sales based on the higher of a) the percentage of revenue for units delivered to total anticipated revenue for the related product, or b) on a straight-line basis.  Capitalized software development costs of $328,000 and $1.2 million were included in other assets at June 30, 2009 and 2008, respectively.

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

Share Based Compensation

The fair value of share based payments is recognized as an expense in the consolidated statements of operations over the related vesting periods.  Share based compensation expense is based on the fair value of the portion of share based payment awards that is ultimately expected to vest and has therefore been reduced for estimated forfeitures at the time of the grant, with subsequent revisions for the differences between actual and the estimated forfeiture rates.

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

Gains and losses resulting from the translation of financial statements of foreign subsidiaries are accumulated in other comprehensive income (loss) and presented as part of stockholder’s equity. Realized and unrealized foreign currency exchange gains (losses) from the settlement of foreign currency transactions are reflected in other income (expense) and amounted to $9.0 million, $2.3 million, $193,000 and $(1.3 million) for the fiscal year ended June 30, 2009, the periods from August 15, 2007 to June 30, 2008 and July 1, 2007 to August 14, 2007 and the fiscal year ended June 30, 2007, respectively.

Recently Adopted Accounting Pronouncements

See Note 1 of the notes to the consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

See Note 1 of the notes to the consolidated financial statements.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.  We are subject to interest rate risk in connection with borrowings under our senior secured credit facility.  Although we currently have interest rate swap agreements hedging portions of this debt, these will expire before the borrowings are fully repaid. As of June 30, 2009, we have $515.8 million outstanding under the term-loan portion of our senior secured credit facility, the un-hedged portion which is subject to variable interest rates. Each change of 1% in interest rates would result in a $584,000 change in our annual interest expense on the un-hedged portion of the term-loan borrowings and a $500,000 change in our annual interest expense on the revolving loan borrowings, assuming the entire $50.0 million was outstanding.  Any debt we incur in the future may also bear interest at floating rates.

Foreign Currency Risk.   Foreign currency contracts are used to protect us from exchange rate fluctuation from the time customers are invoiced in local currency until such currency is exchanged for U.S. dollars. We periodically enter into foreign currency contracts, which are not designated as hedges, and the change in the fair value is included in income currently within other income (expense). As of June 30, 2009, we had $30.0 million of notional value foreign currency forward contracts maturing through July 31, 2009. As of June 30, 2008, we had $2.8 million of notional value foreign currency forward contracts maturing through September 2008. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts. The fair value of these contracts at June 30, 2009 and June 30, 2008 was immaterial.  If foreign currency exchange rates (primarily the British pound and the Euro) change by 10% from the levels at June 30, 2009, the effect on our comprehensive income would be approximately $20.5 million.

Inflation Risk.  Inflation has not had a material impact on our results of operations or financial condition during the preceding three years.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AEROFLEX INCORPORATED
AND SUBSIDIARIES

FINANCIAL STATEMENTS

INDEX	PAGE

CONSOLIDATED FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm	61

Consolidated financial statements:

Balance sheets – June 30, 2009 (Successor) and 2008 (Successor)	62

Statements of operations –
Fiscal Year Ended June 30, 2009 (Successor)
Periods from August 15, 2007 to June 30, 2008 (Successor)
and July 1, 2007 to August 14, 2007 (Predecessor)
Fiscal Year Ended June 30, 2007 (Predecessor)	63

Statements of stockholder’s equity and comprehensive income (loss) –
Fiscal Year Ended June 30, 2009 (Successor)
Periods from August 15, 2007 to June 30, 2008 (Successor)
and July 1, 2007 to August 14, 2007 (Predecessor)
Fiscal Year Ended June 30, 2007 (Predecessor)	64

Statements of cash flows –
Fiscal Year Ended June 30, 2009 (Successor)
Periods from August 15, 2007 to June 30, 2008 (Successor)
and July 1, 2007 to August 14, 2007 (Predecessor)
Fiscal Year Ended June 30, 2007 (Predecessor)	65

Notes to the consolidated financial statements	66 – 114

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder
Aeroflex Incorporated and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Aeroflex Incorporated and subsidiaries (the Company) as of June 30, 2009 and 2008 (Successor Entity), and the related consolidated statements of operations, stockholder’s equity and comprehensive income (loss), and cash flows for the year ended June 30, 2009 (Successor Entity), for the periods from August 15, 2007 to June 30, 2008 (Successor Entity) and July 1, 2007 to August 14, 2007 (Predecessor Entity) and the year ended June 30, 2007 (Predecessor Entity). In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aeroflex Incorporated and subsidiaries as of June 30, 2009 and 2008, and the results of their operations and their cash flows for the year ended June 30, 2009, for the periods from August 15, 2007 to June 30, 2008 and July 1, 2007 to August 14, 2007 and for the year ended June 30, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in notes 14 and 16 to the accompanying consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, effective July 1, 2007, and adopted the provisions of SFAS No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans, effective June 30, 2007.

/s/ KPMG LLP

Melville, New York
September 1, 2009

Aeroflex Incorporated
and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share data )

	June 30,	June 30,
	2009	2008
	Successor Entity	Successor Entity
Assets
Current assets:
Cash and cash equivalents	$57,748	$54,149
Accounts receivable, less allowance for doubtful accounts of $2,250 and $2,683	130,429	147,983
Inventories	135,603	134,891
Deferred income taxes	35,164	27,039
Prepaid expenses and other current assets	9,938	12,184
Total current assets	368,882	376,246

Property, plant and equipment, net	100,907	104,649
Non-current marketable securities	17,677	19,960
Deferred financing costs, net	25,754	30,185
Other assets	15,425	18,560
Intangible assets with definite lives, net	292,553	344,866
Intangible assets with indefinite lives	112,266	123,378
Goodwill	428,133	461,155

Total assets	$1,361,597	$1,478,999

Liabilities and Stockholder's Equity
Current liabilities:
Current portion of long-term debt	$5,590	$5,574
Accounts payable	36,574	39,382
Advance payments by customers and deferred revenue	33,418	27,144
Income taxes payable	5,080	1,936
Accrued payroll expenses	18,876	24,525
Accrued expenses and other current liabilities	47,938	56,830
Total current liabilities	147,476	155,391

Long-term debt	883,758	873,237
Deferred income taxes	143,048	159,457
Defined benefit plan obligations	6,079	6,263
Other long-term liabilities	21,476	8,003
Total liabilities	1,201,837	1,202,351

Stockholder's equity:
Common stock, par value $.10 per share; authorized 1,000 shares; issued and outstanding 1,000 shares	-	-
Additional paid-in capital	396,573	381,666
Accumulated other comprehensive income (loss)	(54,700)	407
Accumulated deficit	(182,113)	(105,425)
Total stockholder's equity	159,760	276,648

Total liabilities and stockholder's equity	$1,361,597	$1,478,999

See notes to consolidated financial statements.

Aeroflex Incorporated and Subsidiaries
Consolidated Statements of Operations
(In thousands)

	Year Ended	August 15, 2007	July 1, 2007	Year Ended
	June 30, 2009	to June 30, 2008	to August 14, 2007	June 30, 2007
	Successor Entity	Successor Entity	Predecessor Entity	Predecessor Entity

Net sales	$599,336	$604,991	$38,221	$593,146
Cost of sales	314,231	352,953	22,861	308,969
Gross profit	285,105	252,038	15,360	284,177

Selling, general and administrative costs	128,356	121,086	19,031	129,621
Research and development costs	70,106	69,898	12,178	76,717
Amortization of acquired intangibles	62,962	73,076	1,692	13,006
Acquired in-process research and development costs	1,665	24,975	-	-
Company sale transaction expenses	-	32,493	3,717	30,584
Impairment of goodwill and other intangibles	41,225	-	-	-
	304,314	321,528	36,618	249,928
Operating income (loss)	(19,209)	(69,490)	(21,258)	34,249

Other income (expense)
Interest expense	(83,823)	(74,658)	(275)	(672)
Other income (expense), net	11,012	4,617	294	152
Total other income (expense)	(72,811)	(70,041)	19	(520)

Income (loss) from continuing operations before income taxes	(92,020)	(139,531)	(21,239)	33,729
Provision (benefit) for income taxes	(15,332)	(38,927)	(6,831)	24,935
Income (loss) from continuing operations	(76,688)	(100,604)	(14,408)	8,794

Income (loss) from discontinued operations, net of taxes	-	(4,821)	(2,508)	(3,868)

Net income (loss)	$(76,688)	$(105,425)	$(16,916)	4,926

See notes to consolidated financial statements.

Aeroflex Incorporated and Subsidiaries
Consolidated Statements of Stockholder's Equity
and Comprehensive Income (Loss)
(In thousands)

					Accumulated
				Additional	Other Comp-	Retained
		Common Stock		Paid-in	rehensive	Earnings	Comprehensive
	Total	Shares	Par Value	Capital	Income(Loss)	(Deficit)	Income (Loss)
Predecessor Entity:
Balance, June 30, 2006	$487,670	75,270	$7,527	$384,870	$13,468	$81,805
Stock issued upon exercise of
stock options, including tax benefit	17,031	1,678	168	16,863	-	-
Share-based compensation	4,126	-	-	4,126	-	-
Stock repurchase and retirement	(17,234)	(1,754)	(176)	(17,058)	-	-
Other comprehensive income	14,906	-	-	-	14,906	-	$14,906
Net income	4,926	-	-	-	-	4,926	4,926
Adjustment related to adoption of FASB Statement No. 158, net of tax (Note 16)	(728)	-	-	-	(728)	-	-
Balance, June 30, 2007	510,697	75,194	7,519	388,801	27,646	86,731	$19,832
Stock issued upon exercise of stock options, including tax benefit	13,124	51	5	13,119	-	-
Share-based compensation	214	-	-	214	-	-
Other comprehensive income (loss)	(497)	-	-	-	(497)	-	$(497)
Net income (loss) - July 1, 2007 to August 14, 2007	(16,916)	-	-	-	-	(16,916)	(16,916)

Adjustments for the effects of the Merger	(506,622)	(75,245)	(7,524)	(402,134)	(27,149)	(69,815)
	-	-	-	-	-	-	$(17,413)
Successor Entity:
Proceeds from issuance of common stock	378,350	1	-	378,350	-	-
Share-based compensation	3,123	-	-	3,123	-	-
Accretion of interest on equity classified award	193	-	-	193	-	-
Other comprehensive income	407	-	-	-	407	-	$407
Net income (loss) - August 15, 2007 to June 30, 2008	(105,425)	-	-	-	-	(105,425)	(105,425)
Balance, June 30, 2008	276,648	1	-	381,666	407	(105,425)	$(105,018)

Share-based compensation	1,955	-	-	1,955	-	-
Accretion of interest on equity classified award	252	-	-	252	-	-
Capital contribution of 71% ownership interest in VI Technology	12,700	-	-	12,700	-	-
Other comprehensive income (loss)	(55,107)	-	-	-	(55,107)	-	$(55,107)

Net income (loss)	(76,688)	-	-	-	-	(76,688)	(76,688)
Balance, June 30, 2009	$159,760	1	$-	$396,573	$(54,700)	$(182,113)	$(131,795)

See notes to consolidated financial statements.

Aeroflex Incorporated
and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended	August 15, 2007	July 1, 2007	Year Ended
	June 30,	to June 30,	to August 14,	June 30,
	2009	2008	2007	2007
	Successor Entity	Successor Entity	Predecessor Entity	Predecessor Entity
Cash flows from operating activities:
Net income (loss)	$(76,688)	$(105,425)	$(16,916)	$4,926
Loss from discontinued operations, net of taxes	-	4,821	2,508	3,868
Income (loss) from continuing operations	(76,688)	(100,604)	(14,408)	8,794
Adjustments to reconcile net income (loss)
to net cash provided by (used in)
operating activities:
Depreciation and amortization	84,426	93,032	3,662	30,142
Acquired in-process research and development costs	1,665	24,975	-	-
Acquisition related adjustment to cost of sales	668	38,968	-	-
Acquisition related adjustment to sales	416	2,510	-	-
Impairment of goodwill and other intangibles	41,225	-	-	-
Deferred income taxes	(19,596)	(40,830)	5,284	(7,184)
Non - cash share based compensation	1,955	3,123	214	4,126
Non - cash restructuring charges	-	485	-	753
Amortization of deferred financing costs	4,771	3,514	217	-
Paid in kind interest	16,111	11,340	-	-
Excess tax benefits from share based compensation arrangements	-	-	(12,542)	(2,870)
Other, net	1,161	1,422	(24)	106
Change in operating assets and liabilities, net of effects from purchases of businesses:
Decrease (increase) in accounts receivable	10,054	(56,051)	47,889	(19,902)
Decrease (increase) in inventories	(5,329)	13,509	(12,885)	(7,878)
Decrease (increase) in prepaid expenses and other assets	4,499	23,677	(26,899)	(760)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(10,881)	(4,874)	21,246	17,152

Net cash provided by (used in) continuing operations	54,457	14,196	11,754	22,479
Net cash provided by (used in) discontinued operations	-	(5,286)	(461)	(1,677)
Net cash provided by (used in) operating activities	54,457	8,910	11,293	20,802

Cash flows from investing activities:
Acquisition of Predecessor Entity, net of cash acquired	-	(1,118,293)	-	-
Payments for purchase of businesses, net of cash acquired	(18,935)	(11,145)	-	(10,663)
Contingent payment for purchase of business	-	-	-	(9,247)
Capital expenditures	(18,717)	(13,179)	(1,088)	(18,427)
Proceeds from the sale of property, plant and equipment	1,439	229	-	480
Purchase of marketable securities	-	(631,805)	(53,828)	(589,577)
Proceeds from sale of marketable securities	-	611,853	63,328	608,409

Net cash provided by (used in) investing activities by continuing operations	(36,213)	(1,162,340)	8,412	(19,025)
Net cash provided by (used in) discontinued operations	-	(36)	(6)	(88)
Net cash provided by (used in) investing activities	(36,213)	(1,162,376)	8,406	(19,113)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	378,350	-	-
Purchase and retirement of treasury stock	-	-	-	(17,234)
Borrowings under debt agreements	-	870,000	-	-
Debt repayments	(5,574)	(6,083)	(29)	(611)
Debt financing costs	(340)	(33,222)	(477)	-
Excess tax benefits from share based compensation arrangements	-	-	12,542	2,870
Proceeds from the exercise of stock options and warrants	-	-	583	14,182
Amounts paid for withholding taxes on stock option exercises	-	(14,142)	(56)	(3,383)
Withholding taxes collected for stock option exercises	-	14,142	56	3,383
Net cash provided by (used in) financing activities	(5,914)	1,209,045	12,619	(793)
Effect of exchange rate changes on cash and cash equivalents	(8,731)	(1,430)	178	1,717

Net increase (decrease) in cash and cash equivalents	3,599	54,149	32,496	2,613
Cash and cash equivalents at beginning of period	54,149	-	13,000	10,387
Cash and cash equivalents at end of period	$57,748	$54,149	$45,496	$13,000

See notes to consolidated financial statements.

AEROFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Principles and Policies

The Company and its Sale

Aeroflex Incorporated and its subsidiaries (the “Company”, “we”, or “our”) design, engineer and manufacture microelectronics and test solution and measurement equipment that are sold primarily to the broadband communications, aerospace and defense markets. Our fiscal year ends on June 30.

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

The consolidated financial statements presented as of June 30, 2009 and 2008, and for the fiscal year ended June 30, 2009 and for the period from August 15, 2007 to June 30, 2008 represent the Company subsequent to its acquisition (the “Successor” or “Successor Entity”), whereas the consolidated financial statements as of and for periods prior to August 15, 2007 represent the Company prior to the Merger (the “Predecessor” or “Predecessor Entity”). The purchase method of accounting was applied effective August 15, 2007 in connection with the Merger. Therefore, our consolidated financial statements for periods before August 15, 2007 are presented on a different basis than those for the periods after August 14, 2007 and, as such, are not comparable.

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires that management of the Company make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the more significant estimates included in our consolidated financial statements are revenue and cost recognition under long-term contracts; the valuation of accounts receivable, inventories, investments and deferred tax assets; the depreciable lives of fixed assets and useful lives of amortizable intangible assets; the valuation of assets acquired and liabilities assumed in business combinations; the recoverability of long-lived amortizable intangible assets, tradenames and goodwill; share-based compensation; restructuring charges; asset retirement obligations; fair value measurement of financial assets and liabilities and certain accrued expenses and contingencies.

We are subject to uncertainties such as the impact of future events, economic, environmental and political factors and changes in the business climate; therefore, actual results may differ from those estimates. When no estimate in a given range is deemed to be better than any other when estimating contingent liabilities, the low end of the range is accrued. Accordingly, the accounting estimates in the preparation of our consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Changes in estimates are made when circumstances warrant them. Such changes and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements.

Cash and Cash Equivalents

All highly liquid investments having maturities of three months or less at the date of acquisition are considered to be cash equivalents.

Marketable Securities

Marketable securities are classified as available-for-sale and are recorded at fair value with unrealized gains and losses reported as a separate component of stockholder’s equity. Realized gains and losses and declines in market value judged to be other than temporary, of which there were none, for the three years ended June 30, 2009, are included in other income (expense). Interest income and dividends are also included in other income.

At June 30, 2009, our marketable securities consisted of $17.7 million of auction rate securities, which is net of a $2.3 million valuation allowance. Auction rate securities represent long-term (generally maturities of ten years to thirty-five years from the date of issuance) variable rate bonds tied to short-term interest rates that are reset through an auction process, which occurs every seven to thirty-five days, and are classified as available for sale securities. All but one (with the one security having a carrying value of $1.7 million and an A rating) of our auction rate securities retain a triple-A rating by at least one nationally recognized statistical rating organization. In addition, certain of our auction rate securities are backed by student loans whose principal and interest are federally guaranteed by the Family Federal Education Loan Program.  We have collected all interest payments on all of our auction rate securities when due and since early February 2008 (when auctions began to fail) have redeemed $27.5 million of auction rate securities at par, including $1.0 million redeemed at par in July 2009.

At June 30, 2009, the par value of our auction rate securities was $19.9 million; however we have estimated that the fair value of our auction rate securities as of that date was $17.7 million.  Since many auctions are failing and given that there is currently no active secondary market for our investment in auction rate securities, the determination of fair value was based on the following factors:

•	continuing illiquidity;
•	lack of action by the issuers to establish different forms of financing to replace or redeem these securities; and
•	the credit quality of the underlying securities.

As fair values have continued to be below cost, we have considered various factors in determining whether a credit loss exists and whether to recognize an other than temporary impairment charge, including the length of time and the extent to which the fair value has been below the cost basis, the timely receipt of all interest payments, the rating of the security, the relatively low volatility of the security’s fair value, the current financial condition of the issuer and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

Auction rate securities are classified as non-current assets in the accompanying consolidated balance sheets.

Inventories

Inventories, including amounts related to long-term contracts accounted for under percentage-of-completion accounting, are stated at the lower of cost (first-in, first-out) or market.

Financial Instruments and Derivatives

Foreign currency contracts are used in certain circumstances to protect us from fluctuations in exchange rates. We enter into foreign currency contracts, which are not designated as hedges. Thus the change in fair value is included in income as it occurs, within other income (expense) in the consolidated statement of operations.

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

For arrangements other than certain long-term contracts, revenue (including shipping and handling fees) is recognized when products are shipped and title has passed to the customer. If title does not pass until the product reaches the customer’s delivery site, recognition of the revenue is deferred until that time. Certain of our sales are to distributors which have a right to return some portion of product within up to eighteen months of sale. We recognize revenue on these sales at the time of shipment to the distributor, as the returns under these arrangements have been insignificant and can be reasonably estimated. A provision for such estimated returns is recorded at the time sales are recognized.

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

When a customer purchases software together with post contract support, we allocate a portion of the fee to the post contract support for its fair value based on the contractual renewal rate or the amount the support is sold for on a standalone basis. Post contract support fees are deferred in Advance Payments by Customers and Deferred Revenue in the consolidated balance sheets, and recognized as revenue ratably over the term of the related contract.

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

Long-Lived Assets

Goodwill is calculated as the excess of the cost of purchased businesses over the fair value of their underlying net assets.  Indefinite-lived intangible assets consist of tradenames. Goodwill and indefinite-lived intangible assets are not amortized. Definite-lived intangible assets primarily consist of customer related intangibles and developed technology, which are amortized on a straight-line basis over periods ranging up to 11 years.

We assess goodwill and indefinite-lived intangibles at least annually for impairment as of June 30, or more frequently if certain events or circumstances indicate an impairment may have occurred.  We test goodwill for impairment at the reporting unit level, which is one level below our operating segments.  We identify our reporting units by assessing whether the components of our operating segments constitute businesses for which discrete financial information is available and management of each reporting unit regularly reviews the operating results of those components.  Impairment testing is performed in two steps: (i) we determine if there is an impairment by comparing the fair value of a reporting unit with its carrying value, and (ii) if there is an impairment, we measure the amount of impairment loss by comparing the implied fair value of the reporting unit’s goodwill (the excess of the fair value of the reporting unit over the fair value of its net identifiable assets) with the carrying amount of that goodwill.  The impairment test for indefinite-lived intangible assets encompasses calculating a fair value of an indefinite-lived intangible asset and comparing the fair value to its carrying value.  If the carrying value exceeds the fair value, impairment is recorded.

Testing goodwill for impairment requires us to estimate fair values of reporting units using significant estimates and assumptions.  The assumptions made will impact the outcome and ultimate results of the testing.  We use industry accepted valuation models and set criteria that are reviewed and approved by various levels of management and, in certain instances, we engage third-party valuation specialists to assist us in estimating fair values.  To determine fair value of the reporting unit, we generally use an income approach.  We use a market approach to assess the reasonableness of the results of the income approach.

Under the income approach, we determine fair value using a discounted cash flow method, estimating future cash flows of each reporting unit, as well as terminal value, and discounting such cash flows at a rate of return that reflects the relative risk of the cash flows.

The key estimates and factors used in the income approach include, but are not limited to, revenue growth rates and profit margins based on internal forecasts, terminal value and the weighted-average cost of capital used to discount future cash flows. The fiscal 2009 compound annual growth rate of sales for the first 6 years of our projections ranged between 4% and 24%.  The fiscal 2008 compound annual growth rate of sales for the first 6 years of our projections ranged between 1% and 15%. The terminal growth rates were projected at 5% after between 7 to 10 years in fiscal 2009 as compared with 5% after between 9 to 11 years in fiscal 2008, which reflects our estimate of long term market and gross domestic product growth.  The weighted-average cost of capital used to discount future cash flows ranged from 14% to 19% in fiscal 2009 as compared with 13% to 16% in fiscal 2008.  Future changes in these estimates and assumptions could materially affect the results of our reviews for impairment of goodwill.  Changes in the valuation assumptions from those used in the prior year primarily reflect the impact of the current economic environment on the reporting units and their projected future results of operations.

To determine fair value of indefinite-lived intangible assets, we use an income approach, the relief-from-royalty method.  This method assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to obtain the rights to use the comparable asset.  Indefinite-lived intangible assets’ fair values require significant judgments in determining both the assets’ estimated cash flows as well as the appropriate discount and royalty rates applied to those cash flows to determine fair value.  Changes in such estimates or the application of alternative assumptions could produce significantly different results.

We review other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  When such events or changes in circumstances occur, a recoverability test is performed comparing projected undiscounted cash flows from the use and eventual disposition of an asset or asset group to its carrying value.  If the projected undiscounted cash flows are less than the carrying value, an impairment would be recorded for the excess of the carrying value over the fair value, which is determined by discounting future cash flows.

Property, plant and equipment are stated at cost. Depreciation of plant and equipment is provided over the estimated useful lives of the respective assets, principally on a straight-line basis. Leasehold improvements are amortized over the life of the lease, including anticipated renewals, or the estimated life of the asset, whichever is shorter.

Research and Development Costs

We charge all research and development costs to expense as incurred, except those of our software products for which costs incurred between the date of product technological feasibility and the date that the software is available for general release are capitalized. We use a working model of the software or a detailed program design to assess technological feasibility. We capitalized software development costs of $209,000, $1.2 million, $0 and $593,000, for the fiscal year ended June 30, 2009, the periods from August 15, 2007 to June 30, 2008 and July 1, 2007 to August 14, 2007 and the fiscal year ended June 30, 2007, respectively. Capitalized software development costs are amortized to cost of sales based on the higher of a) the percentage of revenue for units delivered to total anticipated revenue for the related product, or b) on a straight-line basis.  Capitalized software development costs of $328,000 and $1.2 million were included in other assets at June 30, 2009 and 2008, respectively.

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

Share Based Compensation

The fair value of share based payments is recognized as an expense in the consolidated statements of operations over the related vesting periods.  Share based compensation expense is based on the fair value of the portion of share based payment awards that is ultimately expected to vest and has therefore been reduced for estimated forfeitures at the time of the grant, with subsequent revisions for the differences between actual and the estimated forfeiture rates.

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

Gains and losses resulting from the translation of financial statements of foreign subsidiaries are accumulated in other comprehensive income (loss) and presented as part of stockholder’s equity. Realized and unrealized foreign currency exchange gains (losses) from the settlement of foreign currency transactions are reflected in other income (expense) and amounted to $9.0 million, $2.3 million, $193,000 and $(1.3 million) for the fiscal year ended June 30, 2009, the periods from August 15, 2007 to June 30, 2008 and July 1, 2007 to August 14, 2007 and the fiscal year ended June 30, 2007, respectively.

Comprehensive Income

Comprehensive income consists of net income (loss) and equity adjustments relating to foreign currency translation, changes in fair value of certain derivatives and non-current marketable securities and adjustments to the minimum pension liability and is presented in the Consolidated Statements of Stockholder’s Equity and Comprehensive Income (Loss).

Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” to clarify the definition of fair value, establish a framework for measuring fair value and expand the disclosures on fair value measurements.  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).  SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). This statement became effective for us on July 1, 2008 with respect to financial assets and liabilities.  The additional disclosures required by SFAS No. 157 are included in Note 10.

In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date for FASB Statement No. 157.”  This FSP permits the delayed application of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, as defined in this FSP, except for those that are recognized or disclosed at fair value in the financial statements at least annually, until the beginning of our fiscal 2010.  As of July 1, 2008, we adopted SFAS No. 157 (see Note 10), with the exception of its application to nonfinancial assets and nonfinancial liabilities, which we deferred in accordance with FSP No. FAS 157-2.  We are currently evaluating the impact on our consolidated financial statements of adopting SFAS No. 157 at the beginning of fiscal 2010 for such nonfinancial assets and nonfinancial liabilities.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157 when there has been a significant decrease in market activity for a financial asset or liability in relation to normal activity and circumstances that may indicate that a transaction is not orderly. An entity is required to base its conclusion about whether a transaction was distressed on the weight of the evidence presented.  This FSP also re-affirms that the objective of fair value, when the market for an asset is not active, is the price that would be received to sell the asset in an orderly market (as opposed to a distressed or forced transaction).  Additional enhanced disclosures are also required in accordance with this FSP.  FSP No. FAS 157-4 became effective for us for the quarter ending June 30, 2009.  The adoption of FSP No. FAS 157-4 applied to our auction rate securities and did not have an impact on our consolidated financial statements (see Note 10).

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value.  An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred.  SFAS No. 159 became effective for us as of July 1, 2008.  As we did not elect the fair value option for our financial instruments (other than those already measured at fair value in accordance with SFAS No. 157), the adoption of this Statement did not have an impact on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” principally to require publicly traded companies to provide disclosures about fair value of financial instruments in interim financial statements.  FSP No. FAS 107-1 and APB 28-1 became effective for us during our quarter ending June 30, 2009. The adoption of this disclosure-only guidance did not have an impact on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP No. FAS 115-2/124-2”).  FSP No. FAS 115-2/124-2 provides additional guidance on the timing of impairment recognition and greater clarity about the credit and noncredit components of impaired debt securities that are not expected to be sold.  FSP No. FAS 115-2/124-2 also requires additional disclosures about impairments in interim and annual reporting periods.  FSP No. FAS 115-2/124-2 became effective for us during our quarter ending June 30, 2009.  The adoption of FSP No. FAS 115/124-2 did not have an impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) replaces SFAS No. 141. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. Among other changes, under SFAS No. 141(R), the fair value of contingent consideration would be recorded on the acquisition date.  SFAS No. 141(R) is effective for acquisitions consummated by us on or after July 1, 2009.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably determined.  If the fair value of such assets or liabilities cannot be reasonably determined, then they would generally be recognized in accordance with SFAS No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss – an interpretation of FASB Statement No. 5.”  This FSP also amends the subsequent accounting for assets and liabilities arising from contingencies in a business combination and certain other disclosure requirements.  This FSP is effective for us for assets or liabilities arising from contingencies in business combinations that are consummated on or after July 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51.” SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact, if any, the provisions of SFAS No. 160 will have on our consolidated financial statements.

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets.”  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.” This FSP also adds certain disclosures to those already prescribed in SFAS No. 142.  This FSP becomes effective for the annual and interim periods within the year, beginning in our fiscal 2010. The guidance for determining useful lives must be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements must be applied prospectively to all intangible assets recognized as of the effective date.  The adoption of this FSP is not expected to have a material impact on our consolidated financial statements when adopted on July 1, 2009.

In November 2008, the FASB ratified the consensus reached on EITF Issue No. 08-6, “Accounting for Equity Method Investment Considerations.”  EITF No. 08-6 addresses questions about the potential effect of SFAS No. 141(R) and SFAS No. 160 on equity-method accounting.  The primary issues include how the initial carrying value of an equity method investment should be determined, how to account for any subsequent purchases and sales of additional ownership interests, and whether the investor must separately assess its underlying share of the investee’s indefinite-lived intangible assets for impairment.  The adoption of EITF No. 08-6 will not have an impact on our consolidated financial statements because we have no equity method investments and is effective on a prospective basis beginning in our fiscal 2010.  The adoption date of EITF No. 08-6 coincides with that of SFAS No. 141(R) and SFAS No. 160.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162,” which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP.  This Statement explicitly recognizes the rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants.  The adoption of this Statement will not have an impact on our consolidated financial statements when adopted in our quarter ending September 30, 2009.

2.          Discontinued Operations

As a result of continued operating losses, in June 2007 our then Board of Directors approved a formal plan to divest our radar business (“Radar”) and to seek a strategic buyer. This business had previously been included in the Test Solutions segment.  As a result of this decision, the operating results of Radar, net of taxes, had been classified in the consolidated statements of operations as discontinued operations for all periods presented and we recorded a $1.6 million ($1.0 million, net of tax) impairment charge in June 2007 based upon appraisals of the business performed by third parties, which resulted in the write-off of $771,000 of goodwill and $322,000 of equipment, with the balance reducing inventory. We recorded further losses on disposal of $3.7 million ($2.4 million, net of tax) in the predecessor period July 1, 2007 to August 14, 2007, to reflect the net assets of Radar at their net realizable value based on the May 15, 2008 sale of the business for $750,000. The sale agreement provided for additional contingent consideration, which was not included in the calculation of the loss on disposal as realization was not probable.

Net sales and income (loss) from discontinued operations (including impairment charges), which were solely related to Radar, were as follows:

			Fiscal Year
	August 15, 2007 to	July 1, 2007 to	Ended
	June 30, 2008	August 14, 2007	June 30, 2007
	Successor	Predecessor	Predecessor
	(In thousands)

Net sales	$893	$120	$6,422

Income (loss) from discontinued
operations before income taxes	$(5,928)	$(3,861)	$(6,041)
Income tax (benefit)	(1,107)	(1,353)	(2,173)
Income (loss) from
discontinued operations	$(4,821)	$(2,508)	$(3,868)

3.         Company Sale Transaction

On March 2, 2007, we entered into an agreement to be acquired by investment entities affiliated with General Atlantic LLC and Francisco Partners II, L.P. (“GA” and “Francisco”). The agreement contained a provision under which we were permitted to solicit alternative acquisition proposals from third parties through April 18, 2007.  In the event we accepted a superior proposal received prior to April 19, 2007, a breakup fee of $15 million plus up to $7.5 million of expenses would be payable by the Company. On May 25, 2007, upon entering into the merger agreement described below, we provided a letter of termination to affiliates of GA and Francisco that the merger with them was terminated (“Terminated Merger”).  In connection with such termination, we paid a $22.5 million breakup fee, as we determined that the acquisition proposal, that resulted in the merger agreement, constituted a superior proposal.

On June 4, 2007, an affiliate of GA and Francisco filed an action against us alleging, among other things, that we breached the terminated merger agreement by paying GA and Francisco a breakup fee of $22.5 million instead of $37.5 million that GA and Francisco contended they were owed. We settled this action for $2.5 million in January 2008, which is reflected in the results of operations for the period July 1, 2007 to August 14, 2007.

On August 15, 2007, the Company was acquired by and merged with AX Acquisition Corp. (“AX Acquisition”), a wholly-owned subsidiary of AX Holding Corp. (the “Parent”), (the “Merger”).  Upon consummation of the Merger, the Company became a wholly-owned subsidiary of Parent and each share of common stock of the Company then outstanding was converted into a right to receive $14.50 in cash. Therefore, on August 15, 2007 each holder of shares of our common stock no longer had any rights with respect to the shares, except for the right to receive the merger consideration. The merger agreement also provided that all of our stock options were cancelled and converted into the right to receive a cash payment equal to the number of shares of our common stock underlying the options multiplied by the amount, if any, by which $14.50 exceeded the exercise price of the option, without interest and less any applicable withholding taxes. The aggregate merger consideration paid to our shareholders and stock option holders was approximately $1.1 billion.

The Merger was funded by a $378.4 million equity investment in Parent by Veritas, Golden Gate and GS Direct (collectively, the “Sponsors”) and certain members of our management.  In addition, primarily in order to finance the Merger, on August 15, 2007 the Company entered into a $575 million senior secured credit facility, which consisted of $525 million of term loans and a $50 million revolving credit facility, and two exchangeable senior unsecured credit facilities totaling $345 million (see Note 11).

Upon the closing of the Merger, we paid severance of approximately $6.7 million, $18.6 million of Merger transaction expenses, a $22 million advisory fee to the Sponsors or their affiliates and $18.3 million in financing costs.

Upon consummation of the Merger, we entered into a new employment agreement with one of our officers that, in addition to specified annual remuneration and bonuses, provided for a one-time bonus of $887,000 which was recorded as compensation expense in the period from August 15, 2007 to June 30, 2008, plus $3.7 million for a covenant not to compete which is being amortized over the seven year term, both of which were paid in January 2008.

At the closing of the Merger, we entered into an advisory agreement with the Sponsors or their designated affiliates under which the Sponsors will provide certain advisory services to us.  We will pay an annual advisory fee in the aggregate amount of the greater of $2.2 million, or 1.8% of adjusted EBITDA for the prior fiscal year, as defined in the agreement, and transaction fees on all future financings and liquidity events. The advisory agreement has an initial term expiring on December 31, 2013 and will be automatically renewable for additional one year terms thereafter unless we or the Sponsors give notice of non-renewal.  The annual advisory fees paid amounted to $2.3 million and $2.1 million during the year ended June 30, 2009 and the period from August 15, 2007 to June 30, 2008, respectively.

In connection with the Merger and Terminated Merger, for the periods from August 15, 2007 to June 30, 2008 and July 1, 2007 to August 14, 2007 and the fiscal year ended June 30, 2007, we incurred company sale transaction and related expenses that we expensed as incurred of $32.5 million, $3.7 million and $30.6 million, respectively, consisting primarily of merger-related severance and other change of control related payments, a merger termination fee and the related lawsuit settlement charge and legal and other professional fees (“Company Sale Transaction expenses”).

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

The unaudited pro forma results of operations presented below for the period from July 1, 2007 to August 14, 2007 and the fiscal year ended June 30, 2007 are presented as though the Merger had occurred on July 1, 2006, after giving effect to purchase accounting adjustments relating to depreciation and amortization of the revalued assets, interest expense associated with the new credit facilities and other acquisition-related adjustments in connection with the Merger and our acquisition of MicroMetrics (which was consummated on April 12, 2007) as if it occurred on July 1, 2006. The pro forma results of operations are not necessarily indicative of the combined results that would have occurred had the Merger been consummated at July 1, 2006, nor are they necessarily indicative of future operating results.

	Period from	Fiscal Year
	July 1, 2007 to	Ended
	August 14, 2007	June 30, 2007
	Predecessor	Predecessor
	(In thousands)

Net sales	$38,178	$598,241
Net income (loss)	$(27,554)	$(123,105)

4.         Acquisition of Businesses and Intangible Assets

MicroMetrics, Inc.

On April 12, 2007, we purchased the outstanding stock of MicroMetrics, Inc. (“MMI”) for $9.9 million of cash and repaid approximately $700,000 of MMI’s bank debt.  MMI, located in New Hampshire, is a design and full service manufacturer of both standard and application specific RF/Microwave diodes and semiconductor devices. MMI strengthens our high-reliability, high-performance RF/Microwave product portfolio of semiconductor solutions.  MMI is included in our Microelectronic Solutions segment.

We allocated the purchase price, including acquisition costs of approximately $72,000, based on the estimated fair value of the assets acquired and liabilities assumed as follows:

(In thousands)
Current assets (excluding cash of $9,000)	$3,250
Property, plant and equipment	1,147
Customer related intangibles	2,600
Non-compete arrangements	590
Tradenames	70
Goodwill	4,633
Total assets acquired	12,290
Current liabilities	(1,619)
Long term debt	(8)
Total liabilities assumed	(1,627)
Net assets acquired	$10,663

The customer related intangibles and non-compete arrangements are being amortized on a straight-line basis over a range of 2 to 9.5 years.  The tradenames have an indefinite life.  The goodwill is deductible for tax purposes.

On a pro forma basis, had the MMI acquisition taken place as of the beginning of the periods presented, our results of operations for those periods would not have been materially affected.

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

Gaisler Research AB

On June 30, 2008, we acquired the stock of Gaisler Research AB (“Gaisler”) for $12.3 million cash (net of $2.7 million cash acquired), plus up to another $15 million over the next three years provided specified EBITDA targets are achieved. Gaisler achieved the fiscal year 2009 EBITDA target, and as such, an additional $4 million will be paid to the selling shareholders in October 2009, which has been added to goodwill in the accompanying June 30, 2009 consolidated balance sheet. Located in Sweden, Gaisler provides integrated circuit software products and services to European space system suppliers, plus other U.S., Japanese and Russian space agencies. Gaisler is included in our Microelectronic Solutions segment.

We allocated the purchase price, including the $4 million of earned contingent consideration and acquisition costs of approximately $432,000, based on the estimated fair value of the assets acquired and liabilities assumed as follows:

(In thousands)
Current assets (excluding cash of $2.7 million)	$987
Property, plant and equipment	62
Developed technology	7,550
Customer related intangibles	1,030
Non-compete arrangements	1,820
Tradenames	1,190
Goodwill	6,122
In-process research and development	2,300
Total assets acquired	21,061
Current liabilities	(1,076)
Deferred taxes	(3,245)
Total liabilities assumed	(4,321)
Net assets acquired	$16,740

The developed technology, customer related intangibles, non-compete arrangements, and tradenames are being amortized on a straight-line basis over a range of 1 to 8 years.  The goodwill is not  deductible for tax purposes.

On a pro forma basis, had the Gaisler acquisition taken place as of the beginning of the periods presented, our results of operations for those periods would not have been materially affected.

VI Technology, Inc.

On March 4, 2009, we acquired 100% of the stock of VI Technology, Inc. (“VI Tech”).  We paid $5.0 million in cash for approximately 29% of the stock of VI Tech, and the remaining approximately 71% of VI Tech stock was acquired by a limited liability company (“parent LLC”), that is our ultimate parent, in exchange for Class A membership interests in parent LLC with a fair value of $12.7 million.  Immediately following the consummation of these transactions, parent LLC contributed the 71% of VI Tech stock to the Company, giving us 100% ownership in VI Tech.  VI Tech, located in Austin, Texas, designs and manufactures independent automated test systems.  VI Tech is included in our Test Solutions segment.

We allocated the purchase price, including acquisition costs of approximately $407,000, based on the estimated fair value of the assets acquired and liabilities assumed as follows:

(In thousands)
Current assets (excluding cash of $107,000)	$3,022
Property, plant and equipment	149
Other assets	37
Developed technology	2,990
Customer related intangibles	4,470
Non-compete arrangements	1,600
Tradenames	1,190
Goodwill	10,501
Total assets acquired	23,959
Current liabilities	(1,878)
Deferred taxes	(4,081)
Total liabilities assumed	(5,959)
Net assets acquired	$18,000

The developed technology, customer related intangibles, non-compete arrangements, and tradenames are being amortized on a straight-line basis over a range of 1 to 6 years.  The goodwill is not deductible for tax purposes.

On a pro forma basis, had the VI Tech acquisition taken place as of the beginning of the periods presented, our results of operations for those periods would not have been materially affected.

Airflyte Electronics Company

On June 26, 2009, we acquired the net assets of Airflyte Electronics Company (“Airflyte”) for $11.0 million cash plus up to another $3 million provided specified EBITDA targets are achieved in fiscal 2010.  Airflyte, located in Naples, Florida, designs and manufactures custom-engineered slip rings for high-performance defense, commercial and industrial applications. Airflyte is included in our Microelectronic Solutions segment.

We allocated the purchase price, including acquisition costs of approximately $270,000, based on the estimated fair value of the assets acquired and liabilities assumed as follows:

(In thousands)
Current assets	$4,724
Property, plant and equipment	76
Other assets	47
Customer related intangibles	4,020
Tradenames	1,200
Goodwill	1,758
Total assets acquired	11,825
Current liabilities assumed	(555)
Net assets acquired	$11,270

The customer related intangibles are being amortized on a straight-line basis over a range of 1 to 6 years.  The tradenames have an indefinite life.  The goodwill is deductible for tax purposes.

On a pro forma basis, had the Airflyte acquisition taken place as of the beginning of the periods presented, our results of operations for those periods would not have been materially affected.

Intangible Assets with Definite Lives

The components of amortizable intangible assets are as follows:

	June 30, 2009		June 30, 2008
	(Successor)		(Successor)
	(In thousands)

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Developed technology	$197,684	$62,021	$198,420	$29,631
Customer related intangibles	216,956	69,339	213,232	42,433
Non-compete arrangements	10,090	2,692	6,290	1,012
Tradenames	2,105	230	-	-
Total	$426,835	$134,282	$417,942	$73,076

The aggregate amortization expense for amortizable intangible assets was $63.0 million, $73.1 million, $1.7 million and $13.0 million for the fiscal year ended June 30, 2009, for the periods August 15, 2007 to June 30, 2008 and July 1, 2007 to August 14, 2007 and the fiscal year ended June 30, 2007, respectively.

The estimated aggregate amortization expense for each of the next five fiscal years ending June 30, is as follows:

(In thousands)

2010	$61,949
2011	60,748
2012	60,479
2013	54,525
2014	27,833

Intangible Assets with Indefinite Lives

During the fourth quarter of fiscal 2009, we completed our annual impairment test of indefinite lived intangible assets and, due to a decline in the Radar Frequency Microwave reporting unit’s (“RFMW”)  operating results during fiscal 2009 and additional revisions to internal forecasts, we wrote-off approximately $6.0 million of tradenames with indefinite lives related to the RFMW reporting unit.

Goodwill

The carrying amount of goodwill is as follows:

	AMS	ATS	Total
	(In thousands)

Balance at June 30, 2007 (predecessor entity)	$51,321	$130,641	$181,962
Goodwill adjustment recorded in purchase
accounting from allocation of purchase price (1)	243,456	27,373	270,829
Balance at August 15, 2007 (successor entity)	294,777	158,014	452,791
Acquisition of Test Evolution Corporation	-	1,868	1,868
Acquisition of Gaisler	8,261	-	8,261
Impact of foreign currency translation	(268)	(1,497)	(1,765)
Balance at June 30, 2008 (successor entity)	302,770	158,385	461,155
Final adjustment to goodwill related to the Merger	494	(529)	(35)
Adjustment to goodwill for acquisitions (2)	(4,206)	10,501	6,295
Gaisler 2009 earned contingent consideration	4,000	-	4,000
Impairment of goodwill	(35,200)	-	(35,200)
Impact of foreign currency translation	(1,045)	(7,037)	(8,082)
Balance at June 30, 2009 (successor entity)	$266,813	$161,320	$428,133

(1)	The predecessor entity goodwill has been written off in purchase accounting for the Merger.
(2)
Goodwill in the AMS segment was adjusted primarily due to the finalization of purchase accounting for the Gaisler acquisition in the amount of $(6.2) million offset by goodwill recorded for the Airflyte acquisition of $1.8 million. Goodwill in the ATS segment was adjusted due to purchase accounting for the VI Tech acquisition in the amount of $10.5 million.

During the fourth quarter of fiscal 2009, we completed our annual impairment test of goodwill and, due to a decline in the RFMW reporting unit’s operating results and additional revisions to internal forecasts during the fourth quarter of fiscal 2009, we recorded a goodwill impairment charge related to the RFMW reporting unit of $35.2 million.

5.      Restructuring Charges

In fiscal 2007, we initiated and completed restructuring activity in the Wireless division of our Test Solutions businesses in the United Kingdom.  Pursuant to the plan, 23 employees were terminated, resulting in $1.4 million of severance costs, and certain contract positions were eliminated.  We also abandoned a leased facility and recorded a fixed asset impairment charge, which in the aggregate amounted to $1.3 million.  During the fiscal year ended June 30, 2007, we recorded approximately $2.8 million in restructuring costs including the write-off of $753,000 of net fixed assets, all in research and development costs except for $35,000 allocated to selling, general and administrative costs, and all of which was paid as of June 30, 2007.

In fiscal 2008, we initiated additional actions to restructure our U.K. business units by further consolidating our manufacturing, research and development and selling, general and administrative activities. In addition, we initiated a restructuring in our Whippany, New Jersey, component manufacturing facility to address a slowdown in sales of its integrated products line.  These actions resulted in the termination of approximately 120 employees, which resulted in restructuring costs, principally severance, for the periods from August 15, 2007 to June 30, 2008 and July 1, 2007 to August 14, 2007 of $7.0 million ($987,000 in cost of sales, $2.1 million in selling, general and administrative costs and $3.9 million in research and development costs) and $3.8 million ($1.6 million in selling, general and administrative costs and $2.2 million in research and development costs), respectively. Substantially all of the workforce reduction costs were paid prior to June 30, 2008. Facility closure costs include $2.6 million of accrued contractual commitments under operating leases for two facilities in the U.K. that we exited in May 2008, which will be paid through December 2010. Included in the restructuring costs was approximately $485,000 of fixed asset impairment charges that were recorded in selling, general and administrative costs in the fourth quarter of fiscal 2008 for the write-off of leasehold improvements in the abandoned facilities.

For the fiscal year ended June 30, 2009, in connection with continued restructuring activities of certain manufacturing operations, we incurred $3.8 million of severance costs for an additional 103 employees terminated primarily in our U.K. business unit and $294,000 of facility closure costs ($2.9 million in cost of sales, $686,000 in selling, general and administrative costs and $496,000 in research and development costs).

The following table sets forth the charges and payments related to the restructuring liability for the periods indicated:

	Balance				Balance
	June 30,				June 30,
	2008	Year Ended June 30, 2009			2009
		(Successor)
				Effect of
	Restructuring			foreign	Restructuring
	Liability	Net Additions	Cash Payments	currency	Liability
	(In thousands)
Work force
reduction	$12	$3,808	$(3,092)	$28	$756

Closure of
facilities	3,242	294	(1,166)	(648)	1,722

Total	$3,254	$4,102	$(4,258)	$(620)	$2,478

		Year Ended June 30, 2008
	Balance	July 1,	August 15,	July 1,	August 15,		Balance
	June 30,	2007 to	2007 to	2007 to	2007 to		June 30,
	2007	August 14,	June 30,	August 14,	June 30,	Effect of	2008
	Restructuring	2007	2008	2007	2008	foreign	Restructuring
	Liability	Net Additions		Cash Payments		currency	Liability
		Predecessor	Successor	Predecessor	Successor
			(In thousands)
Work force
reduction	$-	$3,778	$3,270	$(1,186)	$(5,850)	$-	$12

Closure of
facilities	-	-	3,230	-	-	12	3,242

Total	$-	$3,778	$6,500	$(1,186)	$(5,850)	$12	$3,254

6.	Inventories

Inventories consist of the following:

	June 30,	June 30,
	2009	2008
	Successor	Successor
	(In thousands)

Raw materials	$67,388	$64,533
Work in process	47,185	41,056
Finished goods	21,030	29,302
	$135,603	$134,891

7.	Property, Plant and Equipment

Property, plant and equipment consists of the following:

	June 30,		Estimated
	2009	2008	Useful Life
	Successor	Successor	In Years
	(In thousands)

Land	$16,846	$17,120
Buildings and leasehold improvements	32,461	31,541	1 to 40
Machinery and equipment	79,836	63,469	2 to 12
Furniture and fixtures	13,836	12,925	2 to 10
	142,979	125,055
Less accumulated depreciation and amortization	42,072	20,406
	$100,907	$104,649

Depreciation expense on property, plant and equipment was $21.4 million, $20.0 million, $2.0 million and $17.0 million for the fiscal year ended June 30, 2009, for the periods August 15, 2007 to June 30, 2008 and July 1, 2007 to August 14, 2007 and the fiscal year ended June 30, 2007, respectively.

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

Activity related to our product warranty liability, which is reflected in accrued expenses and other current liabilities in the accompanying consolidated balance sheets, was as follows:

	Fiscal Year
	Ended	August 15, 2007 to	July 1, 2007 to
	June 30, 2009	June 30, 2008	August 14, 2007
	Successor	Successor	Predecessor
	(In thousands)

Balance at beginning of period	$2,944	$3,002	$2,929
Provision for warranty obligations	3,081	2,192	469
Cost of warranty obligations	(3,207)	(2,259)	(394)
Foreign currency impact	(173)	9	(2)
Balance at end of period	$2,645	$2,944	$3,002

9.        Derivative Financial Instruments

We adopted SFAS No. 161 “Disclosure about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133” as of January 1, 2009. The adoption did not have an impact on our consolidated financial statements as it is a disclosure-only standard. We address certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. We enter into interest rate swap derivatives to manage the effects of interest rate movements on portions of our debt. We also enter into foreign currency forward contracts, not designated as hedging instruments, to protect us from fluctuations in exchange rates.

The fair values of our derivative financial instruments included in the consolidated balance sheet as of June 30, 2009 are presented as follows:

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
(In thousands)	Location	Fair Value(1)	Location	Fair Value(1)
Derivatives designated as hedging
instruments:
Interest rate swap contracts			Other long-term
	Not applicable	$-	liabilities	$15,621

Derivatives not designated as hedging
instruments:
Foreign currency forward contracts			Accrued expenses and
	Not applicable	-	other current liabilities	195

Total Derivatives		$-		$15,816

(1) See Note 10 for further information about how the fair values of derivative assets and liabilities are determined.

The amounts of the gains and losses related to our derivative financial instruments designated as hedging instruments are presented as follows:

		Location of Gain or (Loss)	Amount of Gain or (Loss)
	Amount of Gain or (Loss)	Reclassified from	Reclassified from
	Recognized in OCI on Derivative	Accumulated OCI into	Accumulated OCI into
(In thousands)	(Effective Portion) (1)	Income (Effective Portion)	Income (Effective Portion)
	Fiscal Year		Fiscal Year
Derivatives in Cash Flow	Ended		Ended
Hedging Relationships	June 30, 2009		June 30, 2009

Interest rate swap contracts	$(17,862)	Interest expense	$(7,061)

(1)  See Note 13 for additional information on changes to other accumulated comprehensive income (loss).

The amounts of the gains and losses related to our derivative financial instruments not designated as hedging instruments are presented as follows:

	Location of Gain or (Loss)	Amount of Gain or (Loss)
	Recognized in Earnings on	Recognized in Earnings on
(In thousands)	Derivative	Derivative
Fiscal Year
Derivatives Not Designated as Hedging		Ended
Instruments:		June 30, 2009

Foreign currency forward contracts	Other income (expense)	$(208)

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

Foreign Currency Contract Derivatives

Foreign currency contracts are used to protect us from fluctuations in exchange rates. We enter into foreign currency contracts, which are not designated as hedges. The change in fair value is included in income as it occurs, within other income (expense). As of June 30, 2009, we had $30.0 million of notional value foreign currency forward contracts maturing through July 31, 2009. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts.

10.     Fair Value Measurements

We adopted the provisions of SFAS 157 for financial assets and liabilities as of July 1, 2008 and, as of June 30, 2009, have recorded a $2.3 million valuation allowance against the cost of our auction rate securities.  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability, in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants at the measurement date.  SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

The following table presents for each hierarchy level, financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009:

	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Assets:
Non-current marketable securities	$-	$-	$17,677	$17,677
Liabilities:
Foreign currency forward
contracts	$-	$195	$-	$195
Interest rate swap contracts	-	15,621	-	15,621
Total Liabilities	$-	$15,816	$-	$15,816

The following table presents the changes in the carrying value of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), as defined in SFAS No. 157, for the year ended June 30, 2009:

Fair Value Measurements
Using Significant
Unobservable Inputs
(Level 3)
Auction
Rate
Securities
(In thousands)

Balance at June 30, 2008	$-
Transfers to Level 3	19,945
Total unrealized losses in accumulated
other comprehensive income (loss)	(2,268)
Balance at June 30, 2009	$17,677

Non-Current Marketable Securities – Non-current marketable securities consist of auction rate securities that currently have no active market from which we could obtain pricing.  Since we adopted SFAS 157 on July 1, 2008, auction rate securities have been classified as Level 3 as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities.  Since February 2008, when auctions for these securities began to fail, we have redeemed $27.5 million of auction rate securities at par, including $1.0 million owned at June 30, 2009, which were redeemed at par in July 2009. The $1.0 million redeemed in July 2009 are classified as non-current marketable securities as of June 30, 2009, as we were not aware at the balance sheet date that these auction rate securities would be redeemed.  To date, we have collected all interest payments on all of our auction rate securities when due. Furthermore, we have the intent and are able to hold these securities until the credit markets recover, or until their maturities, which range from 2029 through 2042, if necessary.   However, based on a discounted cash flow analysis, which considered, among other items, the collateral underlying the securities, the credit worthiness of the issuer, the timing of future cash flows and liquidity risks, we have recorded a $2.3 million valuation allowance against the auction rate securities.

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

11.        Long Term Debt and Credit Agreements

On August 15, 2007, we entered into a $575 million senior secured credit facility, which consisted of $525 million of term loans and a $50 million revolving credit facility, and two exchangeable senior unsecured credit facilities totaling $345 million.  Total long term debt, outstanding as of June 30, 2009 and 2008, consists of the following:

		June 30, 2009	June 30, 2008
		Successor	Successor
		(In thousands)
Revolving credit facility	(a)	$-	$-
Senior secured B-1 term loan	(b)	393,000	397,000
Senior secured B-2 term loan	(c)	122,813	124,063
Total senior secured debt		515,813	521,063
Senior unsecured notes	(d)	225,000	225,000
Senior subordinated unsecured term loan	(e)	147,450	131,340
Other		1,085	1,408
Total debt		889,348	878,811
Less current maturities		5,590	5,574
Total long term debt		$883,758	$873,237

The following is a summary of required principal repayments of our debt for the next five years and thereafter as of June 30, 2009:

Year ending June 30,	(In thousands)
2010	$5,590
2011	5,610
2012	5,635
2013	5,250
2014	5,250
Thereafter	862,013
$889,348

(a)
The revolving credit facility provides for borrowings of up to $50 million through August 15, 2013 at a rate based on the LIBOR rate (3 month period) plus 325 basis points (4.125% at June 30, 2009). The senior secured credit facility allows us to utilize up to $25 million of the revolving credit facility for letters of credit and up to $5 million for a swing loan.  At June 30, 2009, there are no outstanding amounts or letters of credit issued against the facility.  Any borrowings would be secured by substantially all of the Company’s assets.  We are obligated to pay a 0.5% fee on any undrawn revolver commitments.

(b)
The B-1 term loan in the original amount of $400 million matures on August 15, 2014 and bears interest at a rate based on the selected LIBOR rate.  At June 30, 2009, $375 million is at the 3 month LIBOR rate plus 325 basis points (4.125% at June 30, 2009) and $18 million is at the 1 month LIBOR rate plus 325 basis points (3.625% at June 30, 2009). The B-1 term loan has scheduled quarterly repayments of $1 million that commenced December 31, 2007 and continue through June 30, 2014, with $373 million due on August 15, 2014.  The borrowings are secured by substantially all of the Company’s assets, excluding those of our foreign subsidiaries.

In October 2007, the Company entered into an interest rate swap agreement for $125 million of this loan, which expires November 15, 2010, effectively fixing the interest rate on this portion of the loan at 8.21% for that period. In April 2008, the Company entered into an interest rate swap agreement for an additional $250 million which expires February 15, 2011, effectively fixing the interest rate on this portion of the loan at 6.23%.  After considering the swaps, the effective interest rate on the total amount outstanding under the B-1 term loan is 6.74% at June 30, 2009.

(c)
The B-2 term loan in the original amount of $125 million matures on August 15, 2014 and bears interest at a rate based on the selected LIBOR rate.  At June 30, 2009, $100 million is at the 3 month LIBOR rate plus 375 basis points (4.625% at June 30, 2009) and $23 million is at the 1 month LIBOR rate plus 375 basis points (4.125% at June 30, 2009). The B-2 term loan has scheduled quarterly repayments of $312,500 that commenced December 31, 2007 and continue through June 30, 2014, with $116.6 million due on August 15, 2014.  The borrowings are secured by substantially all of the Company’s assets, excluding those of our foreign subsidiaries.

In April 2008, the Company entered into two $50 million interest rate swap agreements that expire February 16, 2010 and February 15, 2011, effectively fixing the interest rate on the respective portions of the loan at 6.46% and 6.74%, respectively.  After considering the swaps, the effective interest rate on the total amount outstanding for the B-2 term loan is 6.14% at June 30, 2009.

(d)
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

(e)
The senior subordinated unsecured term loan in the original amount of $120 million bears interest at 11.75% and matures on February 15, 2015.  On September 21, 2007 we repaid an exchangeable senior subordinated unsecured loan with the proceeds from this term loan.  Interest on the loan is payable entirely by adding such interest to the unpaid principal amount of the loan through August 15, 2010, which through June 30, 2009 amounted to $27.5 million. Subsequent to August 15, 2010 interest on the term loan is payable in cash.   We may prepay the term loan commencing August 15, 2011 at 105.875% of the principal amount prepaid, which decreases to 102.9375% on August 15, 2012 and to 100% on or after August 15, 2013.

The senior secured credit facility agreement provides that if the Company sells assets (with certain exceptions) or issues new debt or equity securities to unrelated parties, the proceeds must be used to prepay term or revolving credit loans.  In addition, commencing October 1, 2008, to the extent we have consolidated excess cash flows, as defined in the senior secured credit agreement, we must use specified portions of the excess cash flows to prepay senior secured debt.

Financial covenants in the senior secured credit facility consist of a maximum leverage ratio of total debt (less up to $15 million of cash) to adjusted EBITDA, as defined in the agreement, and maximum consolidated capital expenditures. Additional covenants include restrictions on indebtedness, liens, investments, dividends, disposition of assets, acquisitions and transactions with shareholders and affiliates.

The senior unsecured notes and loan agreements have similar terms to the senior secured credit facility regarding mandatory prepayment events and restrictive covenants and contain no financial covenants.

As of June 30, 2009, we are in compliance with all of the covenants contained in the above described loan agreements.

In connection with the credit facilities discussed above, we capitalized deferred financing costs of  $340,000, $33.2 million and $477,000 for the year ended June 30, 2009 and the periods August 15, 2007 to June 30, 2008 and July 1, 2007 to August 14, 2007, respectively, primarily consisting of facility, legal and advisory fees.  We are amortizing these costs over the terms of the related facilities.  For the year ended June 30, 2009 and the periods August 15, 2007 to June 30, 2008 and July 1, 2007 to August 14, 2007, we amortized $4.8 million, $3.5 million and $217,000, respectively, to interest expense.

Interest paid was $52.7 million for the year ended June 30, 2009, $53.9 million for the period August 15, 2007 to June 30, 2008, $57,000 for the period July 1, 2007 to August 14, 2007 and $674,000 for the year ended June 30, 2007.

Accrued interest of $14.0 million and $4.5 million was included in accrued expenses and other current liabilities at June 30, 2009 and 2008, respectively.

The fair value of our debt instruments are summarized as follows:

	June 30, 2009
	Carrying	Estimated
	Amount	Fair Value
	(In thousands)

Senior secured B-1 term loan	$393,000	$314,400
Senior secured B-2 term loan	122,813	84,741
Senior unsecured notes	225,000	173,250
Senior subordinated unsecured term loan	147,450	88,470
Other	1,085	1,085
Total debt	$889,348	$661,946

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

12.           Stockholder’s Equity

Stock Repurchase Program

During fiscal 2005, our then Board of Directors authorized a stock repurchase program.  During fiscal 2007, a total of 1,753,838 shares were repurchased for $17.2 million and retired.

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

Under our stock option plans that were in effect until August 15, 2007, the exercise period for all stock options did not exceed ten years from the date of grant.  Stock option grants to individuals generally became exercisable in substantially equal tranches over a service period of up to five years and the exercise price was equal to the market value of the common stock at the grant date for all plans.  We have elected to recognize compensation cost for an award with only service conditions that has a graded vesting schedule on a straight line basis over the requisite service period for the entire award.

Our stock option plans allowed employees to use shares received from the exercise of options only to satisfy the minimum tax withholding requirements.  During the fiscal year 2007 no payroll taxes on stock option exercises were withheld from employees in shares of the Company’s common stock.  In fiscal 2007, one employee tendered 55,951 previously owned common shares upon the exercise of options to pay for the exercise price.

The weighted average grant date fair value of stock options granted for the year ended June 30, 2007 was $7.96.  The total intrinsic value of stock options exercised for the year ended June 30, 2007 was $9.0 million.

The fair value of each share option award is estimated on the date of grant using the Black-Scholes option-pricing model based on the weighted average assumptions noted in the following table.  Expected volatilities are based on historical volatility of our shares using daily price observations over a period consistent with the expected life.  Forfeitures were estimated based on historical experience.

We used the Securities and Exchange Commission’s safe harbor guidance in SAB 107 (the average of the vesting period and the option term) to estimate the expected life of options granted during fiscal 2007.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods similar to the expected life of the option.

Year Ended June 30,
2007

Weighted average expected stock price volatility	66%
Weighted average expected option life	5.5 years
Average risk free interest rate	4.6%
Average dividend yield	-
Discount for post-vesting restrictions	N/A

Member Interests

On August 15, 2007 certain members of our management were granted Class B member interests in a limited liability company (parent LLC) that is the ultimate parent of the Company, and which owns all of the common stock of the Parent. The parent LLC is a holding company with no operations or employees of its own. The parent LLC has two classes of membership interests, Class A and Class B. Our non-management equity investors, or their affiliates, and Company employees that made equity investments to partially fund the Merger are Class A members.  In addition, the former shareholders of VI Tech (see Note 4) are also Class A members.  Class B members consist of certain Company employees. Pursuant to the terms of the limited liability company operating agreement governing the parent LLC, the holders of Class B member interests are entitled to receive a percentage of all distributions, if any, made by the parent LLC after (x) the holders of the Class A member interests in the parent LLC have received a return of their invested capital, plus a 12% per annum internal rate of return (compounded annually) on their invested capital and (y) certain members of our management that received Class A interests for their capital contributions have received a special distribution in the aggregate amount of $3.2 million, together with a 12% per annum internal rate of return (compounded annually). The Class B member interests are non-transferable and vest ratably over five years, with any unvested interests reverting to the holders of Class A interests in the event they are forfeited or repurchased. In accordance with the provisions of SFAS No. 123(R), “Share-Based Payment” and FSP FAS No. 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event”, the Class B members interests are equity classified awards and, therefore, the fair value of the Class B members’ interests at the grant date is being recorded as compensation expense over the respective five year vesting periods, which amounted to $2.0 million for the year ended June 30, 2009 and $1.7 million for the period August 15, 2007 to June 30, 2008. In addition, since the Class A employee members that made equity investments to partially fund the Merger paid less than fair value for their Class A member interests, as only they are entitled to the $3.2 million special distribution and there is no vesting associated with the special distribution, the present value of the discount from fair value of $1.4 million was recorded by the Company as compensation expense on August 15, 2007.  The accretion of $252,000 and $193,000 for the year ended June 30, 2009 and the period August 15, 2007 to June 30, 2008, respectively, was recorded as interest expense.

Compensation expense attributable to share based compensation was $2.0 million ($1.2 million after tax) for the year ended June 30, 2009, $3.1 million ($2.0 million after tax) for the period August 15, 2007 to June 30, 2008, $214,000 ($135,000 after tax) for the period July 1, 2007 to August 14, 2007 and $4.1 million ($2.6 million after tax) for the fiscal year ended June 30, 2007.

A summary of the changes to outstanding stock options from July 1, 2007 to August 15, 2007 is presented below:

		Weighted
		Average
		Exercise
	Shares	Price
	(In thousands)

Outstanding at June 30, 2007	13,003	$12.37
Granted	-	-
Forfeited	(27)	19.30
Expired	-	-
Exercised	(51)	11.39
Cancelled	(3,825)	18.74
Paid out on Merger	(9,100)	9.68
Outstanding at August 15, 2007	-

As no stock options were granted since August 15, 2007, there are also no stock options outstanding at June 30, 2009.

Cash received from stock option exercises was $583,000 for the period July 1, 2007 to August 14, 2007 and $14.2 million for the fiscal year ended June 30, 2007.  The tax benefit received from stock option exercises was $16.1 million for the period August 15, 2007 to June 30, 2008, $41,000 for the period July 1, 2007 to August 14, 2007 and $3.3 million for the fiscal year ended June 30, 2007.

13.           Comprehensive Income

The components of comprehensive income (loss) are as follows:

	Fiscal Year			Fiscal Year
	Ended	August 15, 2007 to	July 1, 2007 to	Ended
	June 30, 2009	June 30, 2008	August 14, 2007	June 30, 2007
	Successor	Successor	Predecessor	Predecessor
	(In thousands)

Net income (loss)	$(76,688)	$(105,425)	$(16,916)	$4,926
Unrealized gain (loss) on interest rate
swap contracts, net of tax provision
(benefit) of $(6,849), $829, $0 and $3	(11,013)	1,411	-	5
Valuation allowance against
non-current marketable securities	(2,268)	-	-	-
Minimum pension liability adjustment
net of tax of $(363), $(4), $0 and $(160)	(493)	(6)	-	(267)
Foreign currency translation adjustment	(41,333)	(998)	(497)	15,168
Total comprehensive income (loss)	$(131,795)	$(105,018)	$(17,413)	$19,832

 Accumulated other comprehensive income (loss) is as follows:

	Unrealized
	Gain (Loss)	Valuation	Minimum
	on Interest	Allowance Against	Pension	Foreign
	Rate Swap	Non-Current	Liability	Currency
	Contracts	Marketable	Adjustment	Translation	Total
	(net of tax)	Securities	(net of tax)	Adjustment	(net of tax)
	(In thousands)

Balance, June 30, 2006	$(12)	$-	$(4,180)	$17,660	$13,468
Annual change	5	-	(267)	15,168	14,906
Adjustment related to
initial adoption of SFAS 158	-	-	(728)	-	(728)
Balance, June 30, 2007	(7)	-	(5,175)	32,828	27,646
Predecessor period	-	-	-	(497)	(497)
Adjustments for the effect
of the Merger	7	-	5,175	(32,331)	(27,149)
	-	-	-	-	-
Successor period	1,411	-	(6)	(998)	407
Balance, June 30, 2008	1,411	-	(6)	(998)	407
Annual change	(11,013)	(2,268)	(493)	(41,333)	(55,107)
Balance, June 30, 2009	$(9,602)	$(2,268)	$(499)	$(42,331)	$(54,700)

The foreign currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.  The valuation allowance for non-current marketable securities is not adjusted for income taxes as it would create a capital loss carryforward upon realization for which we would record a valuation allowance against the related deferred tax asset.

14.	Income Taxes

The amount of income (loss) from continuing operations before income taxes attributable to domestic and foreign operations are as follows:

	Fiscal Year			Fiscal Year
	Ended	August 15, 2007 to	July 1, 2007 to	Ended
	June 30, 2009	June 30, 2008	August 14, 2007	June 30, 2007
	Successor	Successor	Predecessor	Predecessor
	(In thousands)

Domestic	$(110,168)	$(134,861)	$(10,199)	$41,710

Foreign	18,148	(4,670)	(11,040)	(7,981)
	$(92,020)	$(139,531)	$(21,239)	$33,729

The provision (benefit) for income taxes from continuing operations consists of the following:

	Fiscal Year			Fiscal Year
	Ended	August 15, 2007 to	July 1, 2007 to	Ended
	June 30, 2009	June 30, 2008	August 14, 2007	June 30, 2007
	Successor	Successor	Predecessor	Predecessor
	(In thousands)

Current:
Federal	$49	$2,024	$(12,245)	$28,800
State and local	217	-	-	2,973
Foreign	3,998	(121)	130	346
	4,264	1,903	(12,115)	32,119

Deferred:
Federal	(18,986)	(40,355)	9,503	(4,356)
State and local	2,882	(1,783)	(1,256)	(48)
Foreign	(3,492)	1,308	(2,963)	(2,780)
	(19,596)	(40,830)	5,284	(7,184)
	$(15,332)	$(38,927)	$(6,831)	$24,935

The provision for income taxes varies from the amount computed by applying the U.S. Federal income tax rate to income from continuing operations before income taxes as a result of the following:

	Fiscal Year Ended	August 15, 2007 to	July 1, 2007 to	Fiscal Year Ended
	June 30, 2009	June 30 2008	August 14, 2007	June 30, 2007
	Successor	Successor	Predecessor	Predecessor
	(In thousands)

Tax at federal statutory rate	$(32,207)	$(48,836)	$(7,434)	$11,805

Non-deductible acquired in-process research
and development charge	665	8,744	-	-
Undistributed earnings of foreign subsidiaries	8,138	-	-	-
Foreign tax rate differential	(1,547)	(334)	664	(504)
Foreign tax credits	(6,766)	-	-	-
Increase in valuation allowance	6,190	5,420	237	2,772
State and local income taxes, net of federal benefit	2,735	(1,783)	(1,256)	1,951
Impairment of goodwill	11,088	-	-	-
Domestic manufacturing credit	-	(210)	-	(550)
Non-deductible merger expenses	403	5,861	1,111	10,704
Research and development credit and deduction	(3,182)	(2,148)	(53)	(721)
Settlement of and change in tax contingencies	734	(3,416)	-	1,000
Other, net	(1,583)	(2,225)	(100)	(1,522)
	$(15,332)	$(38,927)	$(6,831)	$24,935

The tax effects of temporary differences which give rise to significant portions of deferred tax assets and liabilities consist of:

	June 30,
	2009	2008
	Successor	Successor
	(In thousands)

Accounts receivable	$203	$250
Inventories	20,926	17,191
Accrued expenses and other current liabilities	14,625	20,652
Other long-term liabilities	12,660	3,440
Capital loss carryforwards	-	11,145
Tax loss carryforwards	15,656	10,396
Tax credit carryforwards	7,590	-
Gross deferred tax assets	71,660	63,074
Less: valuation allowance	(17,300)	(23,131)
Net deferred tax assets	54,360	39,943
Property, plant and equipment	(8,235)	(8,249)
Non-distributed earnings of foreign subsidiaries	(8,138)	-
Intangible assets	(145,871)	(164,112)
Gross deferred tax liabilities	(162,244)	(172,361)
Net deferred tax assets (liabilities)	$(107,884)	$(132,418)

Deferred tax assets have resulted primarily from our future deductible temporary differences and net operating loss, tax credit and capital loss carryforwards.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company’s ability to realize its deferred tax assets depends upon the generation of sufficient future taxable income to allow for the utilization of its deductible temporary differences and loss and credit carryforwards.  If such estimates and related assumptions change in the future, we may be required to record additional valuation allowances against our deferred tax assets resulting in additional income tax expense in our consolidated statements of operations.  Management evaluates the realizability of the deferred tax assets and the need for additional valuation allowances quarterly. At this time, based on current facts and circumstances, management believes that it is more likely than not that we will realize benefit for our gross deferred tax assets, except those deferred tax assets against which a valuation allowance has been recorded.

Deferred U.S. income taxes have not been provided on undistributed foreign earnings through June 30, 2008 since we expect that substantially all of these earnings will be permanently reinvested in foreign operations.  Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

Deferred U.S. income taxes have been provided on undistributed foreign earnings for the year ended June 30, 2009 since we expect that substantially all of these earnings will be distributed to the US. During the year ended June 30, 2009, we repatriated $6.8 million of foreign earnings to fund interest payments required by our credit agreements.  Such repatriations will continue for the foreseeable future.  As such, effective in fiscal 2009, we provide U.S. income taxes on foreign income in the year earned.

In the year ended June 30, 2009 we utilized capital loss carryforwards of $7.3 million and had capital loss carryforwards of $14.0 million that expired unused.

As of June 30, 2009, we have domestic net operating loss carryforwards of $17.5 million which expire in fiscal 2029 and foreign net operating loss carryforwards of $4.3 million in the U.K., $15.6 million in France and $7.3 million in China which have no expiration.  We have state net operating loss carryforwards that create an available net tax benefit of $2.1 million. We have provided a valuation allowance against all net operating loss carryforwards in France and China, $3.0 million net operating loss carryforwards in the U.K., $287,000 of state net tax benefits, $6.8 million of foreign tax credit carryforwards and certain other deferred tax assets that are not deemed realizable.

As of June 30, 2009, we have U.S. research and development tax credit carryforwards of $765,000 which have been claimed and expire in fiscal 2029 and U.S. foreign tax credits of $1.1 million which have been claimed and expire in fiscal 2019. The Company also has foreign tax credits of $5.6 million that relate to foreign source income upon which U.S. taxes have been provided, but are not yet subject to current U.S. income taxes.  We have provided a valuation allowance against all claimed and unclaimed foreign tax credits.

We made income tax payments of $3.6 million, $7.8 million, $191,000 and $28.8 million and received refunds of $2.3 million, $27.1 million, $0 and $284,000 during the year ended June 30, 2009, the periods August 15, 2007 to June 30, 2008 and July 1, 2007 to August 14, 2007 and the year ended June 30, 2007, respectively.  As a result of the Merger and the payments to option holders, we had a taxable loss for the period July 1, 2007 to August 14, 2007 of $78.9 million.  This net operating loss was carried back to fiscal years 2007 and 2006, resulting in a $27.1 million Federal tax refund, which we received in May 2008.

On July 1, 2007, we adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an Interpretation of SFAS No. 109.”  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in an income tax return.  FIN 48 provides that unrecognized tax benefits should be based on the facts, circumstances and information available at each balance sheet date and that subsequent changes in judgment should be based on new facts and circumstances and any resulting change in the amount of unrecognized tax benefit should be accounted for in the interim period in which the change occurs.  The adoption of FIN 48 had no impact on our consolidated financial statements.

The aggregate amount of unrecognized tax benefits included in liabilities was as follows:

	Fiscal Year Ended June 30,
	2009	2008
	(In thousands)

Balance at beginning of year	$1,005	$4,421
Gross increase related to tax positions taken prior to fiscal year	817	495
Gross decrease related to tax positions taken prior to fiscal year	(83)	(58)
Reduction as a result of a lapse of the applicable statute of limitations	-	(3,853)
Balance at end of year	$1,739	$1,005

Interest and penalties related to income tax liabilities recognized in accordance with the provisions of FIN 48 are included in income tax expense, consistent with our historical policy and amounted to $401,000, $124,000 and $0 for the year ended June 30, 2009 and the periods from August 15, 2007 to June 30, 2008 and July 1, 2007 to July 14, 2007, respectively.  At June 30, 2009 and 2008 accrued interest on uncertain tax positions was $474,000 and $188,000, respectively, net of the Federal benefit.

In September 2007, we settled a New York State income tax audit for the fiscal years 2002 through 2004. The decrease in the liability of $58,000 in fiscal 2008 was for the reversal of a liability previously recognized.

In April 2009, we settled a New York State income tax audit for the fiscal years 2005 and 2006 with no payment of taxes. The decrease in liability of $83,000 in fiscal 2009 was for a reversal of a liability previously recognized.

Currently, we are being audited by the Internal Revenue Service for fiscal years 2006 and 2007 and the period July 1, 2007 to August 14, 2007; and the state of Kansas for the fiscal years 2004 through 2007. Management does not believe that the resolution of the ongoing income tax examinations described above will have a material adverse impact on our financial position.  Changes in the liabilities for uncertain tax positions will be recognized in the interim period in which the positions are effectively settled or there is a change in factual circumstances. The statute of limitations for our fiscal year 2005 Federal and the majority of our State tax returns has expired.

We recorded increases of $0, $0, $12.5 million and $2.9 million to additional paid-in capital during the year ended June 30, 2009, the periods August 15, 2007 to June 30, 2008 and July 1, 2007 to August 14, 2007 and the year ended June 30, 2007, respectively, in connection with the excess of the realized tax benefit related to compensation deductions on the exercise of stock options and issuance of restricted shares over the deferred tax asset attributable to stock compensation costs for such awards.

15.     Employment Contracts

We have employment agreements with our officers and certain other key employees for varying periods through 2014 with annual remuneration ranging from $80,000 to $555,000, plus cost of living adjustments and, in some cases, additional compensation based upon earnings of the Company.  Future aggregate minimum payments under these contracts are $9.7 million.  Certain of the contracts provide for a three-year consulting period at the expiration of the employment term at two-thirds of salary.  In addition, certain of these officers have the option to terminate their employment agreements upon a change in control of the Company, as defined, and receive lump sum payments equal to the salary and bonus, if any, for the remainder of the term.

16.     Employee Benefit Plans

401(k) and Profit Sharing Plans

All employees of the Company and certain subsidiaries who are not members of a collective bargaining agreement are eligible to participate in a Company sponsored 401(k) plan. Each participant has the option to contribute a portion of his or her compensation and through June 30, 2009 (when the discretionary match was suspended), to receive a discretionary employer matching contribution.  Furthermore, employees of one subsidiary are eligible to participate in a qualified profit sharing plan and receive an allocation of a discretionary share of the subsidiary’s profits.  For the fiscal year ended June 30, 2009, the periods August 15, 2007 to June 30, 2008 and July 1, 2007 to August 14, 2007 and fiscal year ended June 30, 2007, respectively, aggregate expenses related to these 401(k) and profit sharing plans were $5.3 million, $4.7 million, $413,000 and $4.7 million, respectively.

Defined Benefit Pension Plan

The Merger constituted a change in control of the Company that accelerated the vesting of benefits under our SERP in the event of termination of employment of its three remaining active participants on or prior to August 15, 2008.  Additionally, soon after the Merger, the SERP was amended to provide that no additional benefits are earned after August 31, 2007.  Accordingly, if a participant’s employment was terminated prior to August 15, 2008, the participant would have received a lump sum payment of the present value of the benefits at retirement age based on average pay through August 31, 2007.  The additional benefits payable under the SERP resulting from the change of control of $16.6 million was recorded as compensation expense (included in sale transaction expenses) in August 2007 (Successor period).

The Company entered into amended employment agreements with certain participants in the SERP which, among other terms, provided that if such participants remain employed beyond August 15, 2008, which they have, specified payments, approximating the benefits earned under the SERP, plus 6% interest per annum from August 15, 2007, would be payable to those participants in full satisfaction of the benefits payable under the SERP, payable the earlier of December 31, 2008 to January 5, 2009, or upon specified events, including an additional change of control of the Company or termination.  The aggregate liability to these participants under the SERP, including the related interest, was $19.9 million (of which $19.1 million was included in Accrued Expenses and Other Current Liabilities at June 30, 2008) and was paid in December 2008 and January 2009.  In the fiscal year ended June 30, 2008, we paid $10.3 million of benefits to participants in the SERP.

As of June 30, 2009, the SERP is unfunded, however, there are funds (primarily the cash surrender value of life insurance policies that specify the SERP as the beneficiary) being held in a rabbi trust for the one remaining individual in the SERP, an officer who retired in 2005.  Those assets (which are included in other assets) totaled $8.6 million and $8.0 million at June 30, 2009 and 2008, respectively, and are not considered in the fair value of plan assets.  An actuarially determined liability of $6.7 million for the one remaining SERP participant is recorded as of June 30, 2009, of which $628,000 and $6.1 million is included in Accrued Expenses and Defined Benefit Plan Obligations, respectively.  Payments to the retired officer of $628,000, $523,000, $105,000 and $674,000 were made in the fiscal year 2009, the period August 15, 2007 to June 30, 2008, the period July 1, 2007 to August 14, 2007 and the fiscal year 2007, respectively.  We are required to make payments of $628,000 in each fiscal year pursuant to the SERP to this retired officer through December 31, 2015 or upon death, whichever is later.

In the fiscal year ended June 30, 2009 and the period from August 15, 2007 to June 30, 2008, we recorded $544,000 and $858,000, respectively, of interest expense incurred on the SERP liabilities and $444,000 and $343,000 of pension expense, included in general and administrative expenses in the accompanying statement of operations, for an increase in the SERP liability.

Effective June 30, 2007, the Company adopted the recognition and disclosure provisions of Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an Amendment of FASB Statements No. 87, 88, 106 and 132(R),” which requires employers to recognize in their balance sheets the overfunded or underfunded status of defined benefit postretirement plans, measured as the difference between the fair value of plan assets and the benefit obligation (the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for other postretirement plans).  Employers must recognize the change in the funded status of the plan in the year in which the change occurs through accumulated other comprehensive income. SFAS No. 158 also requires plan assets and obligations to be measured as of the employer’s balance sheet date.

Prior to the adoption of SFAS No. 158, changes in the funded status of our plans were not immediately recognized, rather they were deferred and recognized ratably over future periods.  Upon adoption of SFAS No. 158, we recognized the amounts of prior changes in the funded status of our SERP through accumulated other comprehensive income.

Components of Net Periodic Benefit Cost

Year Ended June 30,
2007
(In thousands)

Service cost	$151
Interest cost	1,051
Expected return on plan assets	-
Amortization of net transition (asset) obligation	38
Recognized actuarial loss	537
Net periodic benefit cost	$1,777

Additional Information

Year Ended June 30,
2007
(In thousands)

Increase (decrease) in minimum liability included in other comprehensive income	$394

Assumptions

Weighted-average assumptions used to determine benefit obligations

	SERP
	Years Ended June 30,
	2009	2008	2007

Discount rate	5.00%	5.00%	6.25%
Rate of compensation increase	*	*	3.00%

           Weighted-average assumptions used to determine net periodic benefit cost

	SERP
	Years Ended June 30,
	2009	2008	2007

Discount rate	5.00%	5.00%	6.25%
Expected long-term return on plan assets	N/A	N/A	N/A
Rate of compensation increase	*	*	3.00%

*	Not applicable as the one participant in the SERP whose liability is actuarially determined at June 30, 2009 and 2008 is an inactive retired employee.

Plan Assets

As of June 30, 2009 and 2008 the SERP is unfunded.

17.     Legal Matters

In March 2005, we sold the net assets of our shock and vibration control device manufacturing business (“VMC”).  Under the terms of the sale agreements, we retained certain liabilities relating to adverse environmental conditions that existed at the premises occupied by VMC as of the date of sale and recorded a liability for the estimated remediation costs.  The accrued environmental liability at June 30, 2009 is $1.3 million, of which $322,000 is expected to be paid within one year.

During the quarter ended March 31, 2007, we became aware that certain RadHard bidirectional multipurpose transceivers sold by us since 1999 may have been subject to the licensing jurisdiction of the U.S. Department of State in accordance with the ITAR. Accordingly, we filed a Voluntary Disclosure with the Directorate of Defense Trade Controls, Department of State, describing the details of the possible inadvertent misclassification. Simultaneously, we filed a Commodity Jurisdiction request providing detailed information and data supporting our contention that the product is not subject to ITAR and requesting a determination that such product is not ITAR controlled. On November 15, 2007, we were informed that the U.S. Department of State had determined in response to our Commodity Jurisdiction request, that the product is subject to the licensing jurisdiction of the U.S. Department of State in accordance with ITAR. We requested reconsideration of this determination. On February 7, 2008, we filed an addendum to the above referenced Voluntary Disclosure advising the Directorate of Defense Trade Controls that other products sold by us, similar in nature to the transceiver described above, may also be subject to the ITAR. The Directorate of Defense Trade Controls agreed to extend our time to file such addendum to the Voluntary Disclosure until a decision was rendered with respect to our request for reconsideration of the determination in connection with the above-referenced Commodity Jurisdiction request. On August 5, 2008, we received a letter from the Office of Defense Trade Controls Compliance (“DTCC”) requesting that we provide documentation and/or information relating to our compliance initiatives after November 15, 2007 as well as the results of any product reviews conducted by us, and indicating that a civil penalty against us could be warranted in connection with this matter following the review of such materials. We have provided all of the materials and documentation requested by the DTCC.  Our request for reconsideration was denied by the Directorate of Defense Trade Controls on August 19, 2008 which determined that the product is subject to the licensing jurisdiction of the Department of State in accordance with ITAR. Accordingly, on September 18, 2008, we filed an addendum to our Voluntary Disclosure identifying other products that may have been subject to the licensing jurisdiction of the U.S. Department of State in accordance with the ITAR but were inadvertently misclassified.  At this time it is not possible to determine whether any fines or other penalties will be asserted against us or the materiality of any outcome.

The Company is involved in various other ITAR related matters, including some recently identified with the prior practices of a recently acquired business, which have been disclosed, or may warrant disclosure, with the U.S. Department of State.  Although we are in the process of addressing these matters, we cannot provide assurance that we will be able to adequately correct all possible ITAR violations. At this time it is not possible to determine whether any fines or other penalties will be asserted against us related to these other ITAR matters, or the materiality of any outcome.

An amended class action complaint was filed against us and the Predecessor Entity’s board of directors on June 20, 2007 in the Supreme Court of the State of New York, Nassau County. The complaint alleges that the board breached its fiduciary duties to our stockholders (i) by issuing a preliminary proxy statement on June 5, 2007 that was issued in connection with seeking stockholder approval of the Merger and (ii) in approving certain amendments, that were allegedly beyond the scope of our corporate powers, to our SERP and the employment agreements of defendants Harvey R. Blau, our then Chairman and Chief Executive Officer, and Leonard Borow, our then President and Chief Operating Officer and currently, the Successor Entity’s President and Chief Executive Officer. We have reached a settlement with the plaintiffs and have accrued an insignificant liability for the settlement.

We are also involved in various other claims and legal actions that arise in the ordinary course of business. We do not believe that the ultimate resolution of any of these actions will have a material adverse effect on our financial position, results of operations, liquidity or capital resources.

18.      Other Commitments and Contingencies

Operating Leases

Several of our operating facilities and certain machinery and equipment are leased under agreements expiring through 2020.  The leases for machinery and equipment generally contain purchase options at the then fair value of the related leased assets at the end of their lease term.

Future minimum payments under operating leases as of June 30, 2009 are as follows for the fiscal years:
(In thousands)
2010	$6,864
2011	5,390
2012	3,724
2013	2,205
2014	1,196
Thereafter	1,114
Future minimum lease payments	$20,493

Rental expense was $7.4 million, $7.0 million, $1.1 million, and $9.5 million for the fiscal year ended June 30, 2009, the periods August 15, 2007 to June 30, 2008 and July 1, 2007 to August 14, 2007 and the fiscal year ended June 30, 2007, respectively.  Sub-lease rental income was $84,000, $486,000, $145,000, and $1.2 million for the fiscal year ended June 30, 2009, the periods August 15, 2007 to June 30, 2008 and July 1, 2007 to August 14, 2007 and the fiscal year ended June 30, 2007, respectively.

19.      Business Segments

Our business segments and major products included in each segment, are as follows:

Microelectronic Solutions (“AMS”)

•	Microelectronic Components, Sub-assemblies and Modules
•	Integrated Circuits
•	Motion Control Systems

Test Solutions (“ATS”)

•	Instrument Products and Test Systems

We are a manufacturer of advanced technology systems and components for commercial industry, government and defense contractors. Approximately 37% of our sales for the fiscal year ended June 30, 2009, 29% for the period August 15, 2007 to June 30, 2008, 21% for the period July 1, 2007 to August 14, 2007 and 30% for the fiscal year ended June 30, 2007 were to agencies of the United States government or to prime defense contractors or subcontractors of the United States government. No customer constituted more than 10% of sales during any of the periods presented. Inter-segment sales were not material and have been eliminated from the tables below.

The majority of our operations are located in the United States; however, we also have operations in Europe and Asia, with our most significant operations in the U.K. Net sales from facilities located in the U.K. were approximately $129.1 million for the fiscal year ended June 30, 2009, $167.7 million for the period August 15, 2007 to June 30, 2008, $11.7 million for the period July 1, 2007 to August 14, 2007 and $166.7 million for the fiscal year ended June 30, 2007. Total assets of the United Kingdom operations were $188.2 million as of June 30, 2009 and $237.5 million as of June 30, 2008.

Net sales, based on the customers’ locations, attributed to the United States and other regions are as follows:

	Fiscal Year			Fiscal Year
	Ended	August 15, 2007 to	July 1, 2007 to	Ended
	June 30, 2009	June 30, 2008	August 14, 2007	June 30, 2007
	Successor	Successor	Predecessor	Predecessor
	(In thousands)

United States of America	$350,844	$329,226	$21,183	$346,235
Europe and Middle East	140,458	141,422	10,357	155,905
Asia and Australia	98,621	123,887	6,242	84,779
Other regions	9,413	10,456	439	6,227
	$599,336	$604,991	$38,221	$593,146

Selected financial data by segment is as follows:

	Fiscal Year	August 15, 2007	July 1, 2007	Fiscal Year
	Ended June 30,	to June 30,	to August 14,	Ended June 30,
	2009	2008	2007	2007
	Successor Entity	Successor Entity	Predecessor Entity	Predecessor Entity
	(In thousands)
Net sales:
Microelectronic solutions ("AMS")	$287,517	$283,695	$19,017	$266,515
Test solutions ("ATS")	311,819	321,296	19,204	326,631
Net sales	$599,336	$604,991	$38,221	$593,146

Segment adjusted operating income:
- AMS	$63,368	$74,802	$24	$63,908
- ATS	50,141	54,216	(7,582)	38,582
General corporate expense	(11,377)	(8,176)	(2,347)	(17,727)
Adjusted operating income (loss)	102,132	120,842	(9,905)	84,763

Amortization of acquired intangibles
- AMS	(36,635)	(44,085)	(279)	(1,911)
- ATS	(26,327)	(28,991)	(1,413)	(11,095)
Share based compensation
- AMS	-	-	(83)	(965)
- ATS	-	-	95	(958)
- Corporate	(1,955)	(3,123)	(226)	(2,161)
Restructuring charges
- AMS	-	(414)	-	-
- ATS	(4,102)	(6,581)	(3,778)	(2,840)
One-time lease termination costs
- ATS	-	-	(576)	-
Merger related expenses - Corporate	(4,283)	(4,092)	(1,319)	-
Impairment of goodwill and other intangibles
- AMS	(41,225)	-	-	-
- ATS	-	-	-
Acquired in-process R&D costs				-
- AMS	(1,665)	(16,335)	-	-
- ATS	-	(8,640)	-	-
Current period impact of acquisition related adjustments:
Inventory - AMS	-	(23,817)	(57)	-
Inventory - ATS	(668)	(15,151)	-	-
Depreciation - AMS	(1,143)	(1,025)	-	-
Depreciation - ATS	(2,702)	(2,882)	-	-
Depreciation - Corporate	(220)	(193)	-	-
Deferred revenue - ATS	(416)	(2,510)	-	-
Company sale transaction expenses	-	(32,493)	(3,717)	(30,584)
Operating income (loss) (GAAP)	(19,209)	(69,490)	(21,258)	34,249

Interest expense	(83,823)	(74,658)	(275)	(672)
Other income (expense), net	11,012	4,617	294	152
Income (loss) from continuing operations before income taxes	$(92,020)	$(139,531)	$(21,239)	$33,729

	June 30,	June 30,
	2009	2008
	Successor Entity	Successor Entity
	(In thousands)
Total assets:
- AMS	$689,487	$754,451
- ATS	566,120	605,120
- Corporate	105,990	119,428
- Assets of discontinued operations	-	-
Total assets:	$1,361,597	$1,478,999

	Fiscal Year	August 15, 2007	July 1, 2007	Fiscal Year
	Ended June 30,	to June 30,	to August 14,	Ended June 30,
	2009	2008	2007	2007
	Successor Entity	Successor Entity	Predecessor Entity	Predecessor Entity
	(In thousands)
Capital expenditures:
- AMS	$6,792	$7,087	$338	$9,942
- ATS	11,914	5,950	501	7,155
- Corporate	11	142	249	1,330
Total capital expenditures	$18,717	$13,179	$1,088	$18,427

Depreciation and amortization expense:
- AMS	45,471	51,419	1,137	8,675
- ATS	38,257	41,060	2,509	21,258
- Corporate	698	553	16	209
Total depreciation and amortization expense	$84,426	$93,032	$3,662	$30,142

Management evaluates the operating results of the two segments based upon pre-tax operating income, before costs related to restructuring, lease termination charges, amortization of acquired intangibles, share-based compensation, acquired in-process research and development costs, Company Sale Transaction expenses, merger related expenses and the impact of any acquisition related adjustments.

20.        Guarantor/Non-Guarantor Financial Information

The following supplemental condensed consolidating financial information sets forth, on an unconsolidated basis, the balance sheets at June 30, 2009 and June 30, 2008 and the statements of operations and cash flows for the fiscal year ended June 30, 2009, the periods from August 15, 2007 to June 30, 2008 and July 1, 2007 to August 14, 2007 and the fiscal year ended June 30, 2007 for Aeroflex Incorporated (the “Parent Company”), the Guarantor Subsidiaries and, on a combined basis, the Non-Guarantor Subsidiaries.  The supplemental condensed consolidating financial information reflects for all fiscal periods presented, the investments of the Parent Company in the Guarantor Subsidiaries as well as the investments of the Parent Company and the Guarantor Subsidiaries in the Non-Guarantor Subsidiaries, in all cases using the equity method.  The Parent Company’s purchase price allocation adjustments, including applicable intangible assets, arising from business acquisitions have been pushed down to the applicable subsidiary columns (see Notes 3 and 4).

Condensed Consolidating Statement of Operations
For the Year Ended June 30, 2009
(In thousands)

		Subsidiary	Subsidiary
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$-	$431,581	$175,317	$(7,562)	$599,336
Cost of sales	-	227,200	94,195	(7,164)	314,231
Gross profit	-	204,381	81,122	(398)	285,105
Selling, general and administrative costs	17,835	73,384	37,137	-	128,356
Research and development costs	-	46,272	23,834	-	70,106
Amortization of acquired intangibles	-	53,862	9,100	-	62,962
Acquired in-process R&D costs	-	-	1,665	-	1,665
Impairment of goodwill and other intangibles	-	41,225	-	-	41,225
Operating income (loss)	(17,835)	(10,362)	9,386	(398)	(19,209)

Other income (expense):
Interest expense	(83,724)	(88)	(11)	-	(83,823)
Other income (expense), net	(319)	907	10,424	-	11,012
Intercompany charges	80,026	(77,524)	(2,502)	-	-
Income (loss) from continuing operations before income taxes	(21,852)	(87,067)	17,297	(398)	(92,020)
Provision (benefit) for income taxes	(1,570)	(13,307)	(455)	-	(15,332)
Income (loss) from continuing operations	(20,282)	(73,760)	17,752	(398)	(76,688)
Equity income (loss) of subsidiaries	(56,406)	18,605	-	37,801	-
Net income (loss)	$(76,688)	$(55,155)	$17,752	$37,403	$(76,688)

Condensed Consolidating Statement of Operations
For the Period from August 15, 2007 to June 30, 2008
(In thousands)

		Subsidiary	Subsidiary
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$-	$429,372	$180,832	$(5,213)	$604,991
Cost of sales	-	253,291	104,857	(5,195)	352,953
Gross profit	-	176,081	75,975	(18)	252,038
Selling, general and administrative costs	15,584	66,265	39,237	-	121,086
Research and development costs	-	40,097	29,801	-	69,898
Amortization of acquired intangibles	-	63,477	9,599	-	73,076
Acquired in-process R&D costs	-	21,820	3,155	-	24,975
Company sale transaction expenses	32,493	-	-	-	32,493
Operating income (loss)	(48,077)	(15,578)	(5,817)	(18)	(69,490)

Other income (expense):
Interest expense	(74,563)	(95)	-	-	(74,658)
Other income (expense), net	1,943	147	2,527	-	4,617
Intercompany charges	81,994	(80,482)	(1,512)	-	-
Income (loss) from continuing operations before income taxes	(38,703)	(96,008)	(4,802)	(18)	(139,531)
Provision (benefit) for income taxes	(11,525)	(28,589)	1,187	-	(38,927)
Income (loss) from continuing operations	(27,178)	(67,419)	(5,989)	(18)	(100,604)
Loss from discontinued operations, net of tax	-	(4,821)	-	-	(4,821)
Equity income (loss) of subsidiaries	(78,247)	(5,712)	-	83,959	-
Net income (loss)	$(105,425)	$(77,952)	$(5,989)	$83,941	$(105,425)

Condensed Consolidating Statement of Operations
For the Period from July 1, 2007 to August 14, 2007
(In thousands)

		Subsidiary	Subsidiary
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$-	$25,858	$12,809	$(446)	$38,221
Cost of sales	-	15,066	8,074	(279)	22,861
Gross profit	-	10,792	4,735	(167)	15,360
Selling, general and administrative costs	3,892	7,571	7,568	-	19,031
Research and development costs	-	5,526	6,652	-	12,178
Amortization of acquired intangibles	-	601	1,091	-	1,692
Company sale transaction expenses	3,717	-	-	-	3,717
Operating income (loss)	(7,609)	(2,906)	(10,576)	(167)	(21,258)

Other income (expense):
Interest expense	(261)	(14)	-	-	(275)
Other income (expense), net	157	27	110	-	294
Intercompany charges	5,544	(5,109)	(435)	-	-
Income (loss) from continuing operations before income taxes	(2,169)	(8,002)	(10,901)	(167)	(21,239)
Provision (benefit) for income taxes	(853)	(3,145)	(2,833)	-	(6,831)
Income (loss) from continuing operations	(1,316)	(4,857)	(8,068)	(167)	(14,408)
Loss from discontinued operations, net of tax	-	(2,508)	-	-	(2,508)
Equity income (loss) of subsidiaries	(15,600)	(7,814)	-	23,414	-
Net income (loss)	$(16,916)	$(15,179)	$(8,068)	$23,247	$(16,916)

Condensed Consolidating Statement of Operations
For the Year Ended June 30, 2007
(In thousands)

		Subsidiary	Subsidiary
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$-	$422,347	$177,586	$(6,787)	$593,146
Cost of sales	-	217,025	98,927	(6,983)	308,969
Gross profit	-	205,322	78,659	196	284,177
Selling, general and administrative costs	19,888	71,125	38,608	-	129,621
Research and development costs	-	42,241	34,476	-	76,717
Amortization of acquired intangibles	-	4,498	8,508	-	13,006
Company sale transaction expenses	30,584	-	-	-	30,584
Operating income (loss)	(50,472)	87,458	(2,933)	196	34,249

Other income (expense):
Interest expense	(534)	(127)	(11)	-	(672)
Other income (expense), net	1,479	205	(1,532)	-	152
Intercompany charges	45,158	(41,672)	(3,486)	-	-
Income (loss) from continuing operations before income taxes	(4,369)	45,864	(7,962)	196	33,729
Provision (benefit) for income taxes	(2,882)	30,251	(2,434)	-	24,935
Income (loss) from continuing operations	(1,487)	15,613	(5,528)	196	8,794
Loss from discontinued operations, net of tax	-	(3,868)	-	-	(3,868)
Equity income (loss) of subsidiaries	6,413	(4,629)	-	(1,784)	-
Net income (loss)	$4,926	$7,116	$(5,528)	$(1,588)	$4,926

Condensed Consolidating Balance Sheet
As of June 30, 2009
(In thousands)

		Subsidiary	Subsidiary
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$31,221	$(15)	$26,542	$-	$57,748
Accounts receivable, net	-	86,530	43,899	-	130,429
Inventories	-	103,674	32,827	(898)	135,603
Deferred income taxes	3,452	25,681	6,031	-	35,164
Prepaid expenses and other current assets	2,623	2,542	4,773	-	9,938
Total current assets	37,296	218,412	114,072	(898)	368,882

Property, plant and equipment, net	12,720	67,624	20,563	-	100,907
Non-current marketable securities	17,677	-	-	-	17,677
Deferred financing costs	25,754	-	-	-	25,754
Other assets	12,551	2,243	631	-	15,425
Intangible assets with definite lives, net	-	253,225	39,328	-	292,553
Intangible assets with indefinite lives, net	-	85,404	26,862	-	112,266
Goodwill	(10)	388,913	39,230	-	428,133
Total assets	$105,988	$1,015,821	$240,686	$(898)	$1,361,597

Liabilities and Stockholder's Equity
Current liabilities:
Current portion of long-term debt	$5,250	$340	$-	$-	$5,590
Accounts payable	285	20,553	15,736	-	36,574
Advanced payments by customers and deferred revenue	-	17,433	15,985	-	33,418
Income taxes payable	587	-	4,493	-	5,080
Accrued payroll expenses	1,600	15,148	2,128	-	18,876
Accrued expenses and other current liabilities	25,418	11,079	11,441	-	47,938
Total current liabilities	33,140	64,553	49,783	-	147,476

Long-term debt	883,013	745	-	-	883,758
Deferred income taxes	(11,453)	138,725	15,776	-	143,048
Defined benefit plan obligations	6,079	-	-	-	6,079
Other long-term liabilities	16,825	1,271	3,380	-	21,476
Intercompany investment	(268,635)	41,022	227,613	-	-
Intercompany receivable/payable	(880,752)	902,126	(20,891)	(483)	-
Total liabilities	(221,783)	1,148,442	275,661	(483)	1,201,837

Stockholder's equity:	327,771	(132,621)	(34,975)	(415)	159,760
Total liabilities and stockholder's equity	$105,988	$1,015,821	$240,686	$(898)	$1,361,597

Condensed Consolidating Balance Sheet
As of June 30, 2008
(In thousands)

		Subsidiary	Subsidiary
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$39,285	$(2,379)	$17,243	$-	$54,149
Accounts receivable, net	-	90,343	57,640	-	147,983
Inventories	-	91,856	43,537	(502)	134,891
Deferred income taxes	(2,352)	23,539	5,852	-	27,039
Prepaid expenses and other current assets	2,464	2,616	7,104	-	12,184
Total current assets	39,397	205,975	131,376	(502)	376,246

Property, plant and equipment, net	13,406	63,964	27,279	-	104,649
Non-current marketable securities	19,960	-	-	-	19,960
Deferred financing costs	30,185	-	-	-	30,185
Other assets	16,480	2,474	(394)	-	18,560
Intangible assets with definite lives, net	-	297,408	47,458	-	344,866
Intangible assets with indefinite lives	-	90,229	33,149	-	123,378
Goodwill	-	435,570	25,101	484	461,155
Total assets	$119,428	$1,095,620	$263,969	$(18)	$1,478,999

Liabilities and Stockholder's Equity
Current liabilities:
Current portion of long-term debt	$5,250	$324	$-	$-	$5,574
Accounts payable	554	19,882	18,946	-	39,382
Deferred revenue, including advance payments	-	8,621	18,523	-	27,144
Income taxes payable	409	-	1,527	-	1,936
Accrued payroll expense	2,106	18,200	4,219	-	24,525
Accrued expenses and other current liabilities	31,205	12,272	13,353	-	56,830
Total current liabilities	39,524	59,299	56,568	-	155,391

Long-term debt	872,152	1,085	-	-	873,237
Deferred income taxes	(12,254)	150,400	21,311	-	159,457
Defined benefit plan obligations	6,263	-	-	-	6,263
Other long-term liabilities	1,368	487	6,148	-	8,003
Intercompany investment	(248,051)	2,944	245,107	-	-
Intercompany receivable/payable	(895,004)	953,623	(58,619)	-	-
Total liabilities	(236,002)	1,167,838	270,515	-	1,202,351

Stockholder's equity	355,430	(72,218)	(6,546)	(18)	276,648
Total liabilities and stockholder's equity	$119,428	$1,095,620	$263,969	$(18)	$1,478,999

Condensed Consolidating Statement of Cash Flows
For the Year Ended June 30, 2009
(In thousands)

			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiary	Subsidiaries	Adjustments	Consolidated

Cash flows from operating activities:
Net income (loss)	$(76,688)	$(55,155)	$17,752	$37,403	$(76,688)
Changes in operating assets and liabilities and non-cash items, included in net income (loss)	93,160	70,023	5,365	(37,403)	131,145
Net cash provided by (used in) operating activities	16,472	14,868	23,117	-	54,457
Cash flows from investing activities:
Payment for purchase of businesses, net of cash acquired	(18,935)	$-	$-	$-	$(18,935)
Capital expenditures	(11)	(13,377)	(5,329)	-	(18,717)
Proceeds from the sale of property, plant and equipment	-	1,197	242	-	1,439
Net cash provided by (used in) investing activities	(18,946)	$(12,180)	$(5,087)	$-	$(36,213)
Cash flows from financing activities:
Debt repayments	(5,250)	(324)	-	-	(5,574)
Debt financing costs	(340)	-	-	-	(340)
Net cash provided by (used in) financing activities of continuing operations	(5,590)	(324)	-	-	(5,914)
Effect of exchange rate changes on cash and cash equivalents	-	-	(8,731)	-	(8,731)
Net increase (decrease) in cash and cash equivalents	(8,064)	2,364	9,299	-	3,599
Cash and cash equivalents at beginning of period	39,285	(2,379)	17,243	-	54,149
Cash and cash equivalents at end of period	$31,221	$(15)	$26,542	$-	$57,748

Condensed Consolidating Statement of Cash Flows
For the Period from August 15, 2007 to June 30, 2008
(In thousands)

			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Cash flows from operating activities:
Net income (loss)	$(105,425)	$(77,952)	$(5,989)	$83,941	$(105,425)
Loss from discontinued operations, net of tax	-	4,821	-	-	4,821
Income (loss) from continuing operations	(105,425)	(73,131)	(5,989)	83,941	(100,604)
Changes in operating assets and liabilities and non cash items, included in net income (loss)	95,482	88,036	15,223	(83,941)	114,800
Net cash provided by (used in) continuing operations	(9,943)	14,905	9,234	-	14,196
Net cash provided by (used in) discontinued operations	-	(5,286)	-	-	(5,286)
Net cash provided by (used in) operating activities	(9,943)	9,619	9,234	-	8,910
Cash flows from investing activities:
Acquisition of predecessor entity, net of cash acquired	(1,128,915)	(2,593)	13,215	-	(1,118,293)
Payment for purchase of businesses, net of cash acquired	(11,145)	-	-	-	(11,145)
Capital expenditures	(142)	(9,386)	(3,651)	-	(13,179)
Proceeds from the sale of property, plant and equipment	-	52	177	-	229
Purchase of marketable securities	(631,805)	-	-	-	(631,805)
Proceeds from sale of marketable securities	611,853	-	-	-	611,853
Net cash provided by (used in) investing activities of continuing operations	(1,160,154)	(11,927)	9,741	-	(1,162,340)
Net cash provided by (used in) discontinued operations	-	(36)	-	-	(36)
Net cash provided by (used in) investing activities	(1,160,154)	(11,963)	9,741	-	(1,162,376)
Cash flows from financing activities:
Proceeds from issuance of common stock	378,350	-	-	-	378,350
Borrowings under debt agreements	870,000	-	-	-	870,000
Debt repayments	(5,746)	(35)	(302)	-	(6,083)
Debt financing costs	(33,222)	-	-	-	(33,222)
Amounts paid for withholding taxes on stock option exercises	(14,142)	-	-	-	(14,142)
Withholding taxes collected for stock option exercises	14,142	-	-	-	14,142
Net cash provided by (used in) financing activities of continuing operations	1,209,382	(35)	(302)	-	1,209,045
Effect of exchange rate changes on cash and cash equivalents	-	-	(1,430)	-	(1,430)
Net increase in cash and cash equivalents	39,285	(2,379)	17,243	-	54,149
Cash and cash equivalents at beginning of period	-	-	-	-	-
Cash and cash equivalents at end of period	$39,285	$(2,379)	$17,243	$-	$54,149

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

Condensed Consolidating Statement of Cash Flows
For the Year Ended June 30, 2007
(In thousands)

			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Cash flows from operating activities:
Net income (loss)	$4,926	$7,116	$(5,528)	$(1,588)	$4,926
Loss from discontinued operations, net of tax	-	3,868	-	-	3,868
Income (loss) from continuing operations	4,926	10,984	(5,528)	(1,588)	8,794
Changes in operating assets and liabilities and non cash items, included in net income (loss)	2,779	726	8,592	1,588	13,685
Net cash provided by (used in) continuing operations	7,705	11,710	3,064	-	22,479
Net cash provided by (used in) discontinued operations	-	(1,677)	-	-	(1,677)
Net cash provided by (used in) operating activities	7,705	10,033	3,064	-	20,802
Cash flows from investing activities:
Payment for purchase of business, net of cash acquired	(10,663)	-	-	-	(10,663)
Contingent payment for purchase of business	(9,247)	-	-	-	(9,247)
Capital expenditures	(1,331)	(12,766)	(4,330)	-	(18,427)
Proceeds from the sale of property, plant and equipment	-	382	98	-	480
Purchase of marketable securities	(589,577)	-	-	-	(589,577)
Proceeds from sale of marketable securities	608,409	-	-	-	608,409
Net cash provided by (used in) investing activities of continuing operations	(2,409)	(12,384)	(4,232)	-	(19,025)
Net cash provided by (used in) discontinued operations	-	(88)	-	-	(88)
Net cash provided by (used in) investing activities	(2,409)	(12,472)	(4,232)	-	(19,113)
Cash flows from financing activities:
Purchase and retirement of treasury stock	(17,234)	-	-	-	(17,234)
Debt repayments	(315)	(11)	(285)	-	(611)
Excess tax benefits from share based compensation arrangements	2,870	-	-	-	2,870
Proceeds from the exercise of stock options and warrants	14,182	-	-	-	14,182
Amounts paid for withholding taxes on stock option exercises	(3,383)	-	-	-	(3,383)
Withholding taxes collected for stock options exercises	3,383	-	-	-	3,383
Net cash provided by (used in) financing activities of continuing operations	(497)	(11)	(285)	-	(793)
Effect of exchange rate changes on cash and cash equivalents	-	-	1,717	-	1,717
Net increase (decrease) in cash and cash equivalents	4,799	(2,450)	264	-	2,613
Cash and cash equivalents at beginning of period	2,008	877	7,502	-	10,387
Cash and cash equivalents at end of period	$6,807	$(1,573)	$7,766	$-	$13,000

21.	Subsequent Events

In accordance with the Company’s adoption of SFAS No. 165, “Subsequent Events,” the Company evaluated all events or transactions that occurred after June 30, 2009 up through September 1, 2009, the date the Company issued these consolidated financial statements.  Based on that evaluation, we have determined no material events or transactions occurred after June 30, 2009 up through September 1, 2009 that would affect the June 30, 2009 consolidated financial statements.

22.	Quarterly Financial Data (Unaudited):

(In thousands)
	Quarter				Year Ended
2009	First	Second	Third	Fourth	June 30,

Net sales	$140,845	$156,815	$139,439	$162,237	$599,336
Gross profit	67,359	73,159	66,605	77,982	285,105
Income (loss) from continuing operations	(6,897)	(4,107)	(13,734)	(51,950)	(76,688)

	Quarter				Year Ended
2008	First	Second	Third	Fourth	June 30,

Net sales	$140,236	$160,757	$157,304	$184,915	$643,212
Gross profit	52,615	54,633	69,236	90,914	267,398
Income (loss) from continuing operations	(63,944)	(29,068)	(15,437)	(6,563)	(115,012)

Note:  We are not presenting per share data here as we currently only have one shareholder.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).   CONTROLS AND PROCEDURES

Our disclosure controls and procedures under the Securities Exchange Act of 1934, as amended, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Principal Executive Officer and the Principal Financial Officer, with the assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2009 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.   OTHER INFORMATION

None.
PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information regarding our board of directors, the board of directors of the parent and the board of managers of the parent LLC. In addition, the table sets forth information regarding our senior management.

Name	Age	Position
Leonard Borow	61	President and Chief Executive Officer; Member of our board of directors, the board of directors of the parent and the board of managers of the parent LLC
John Buyko	49	Executive Vice President and President of Aeroflex Microelectronic Solutions; Member of our board of directors
John Adamovich, Jr.	56	Senior Vice President, Chief Financial Officer, and Secretary
Charles Badlato	50	Vice-President — Treasurer
Carl Caruso	65	Vice-President — Manufacturing
Robert B. McKeon	55	Chairman of our board of directors, the board of directors of the parent and the board of managers of the parent LLC
Hugh Evans	41	Member of our board of directors, the board of directors of the parent and the board of managers of the parent LLC
Ramzi M. Musallam	40	Member of our board of directors, the board of directors of the parent and the board of managers of the parent LLC
Prescott H. Ashe	42	Member of the board of directors of the parent and the board of managers of the parent LLC
Joe Benavides	38	Member of the board of directors of the parent and the board of managers of the parent LLC
Bradley J. Gross	36	Member of the board of directors of the parent and the board of managers of the parent LLC
John D. Knoll	38	Member of the board of directors of the parent and the board of managers of the parent LLC

Leonard Borow is our President and Chief Executive Officer. He has been our employee in various executive positions since November 1989: Chief Executive Officer since August 2007, President since August 2005, Chief Operating Officer since October 1991 and a director since November 1992. Mr. Borow has served as a member of the board of directors of the parent and the board of managers of the parent LLC since August 2007. From February 2004 until August 2005, Mr. Borow was one of our Vice Chairmen and from October 1991 until February 2004, Mr. Borow was our Executive Vice President. Prior to joining us, Mr. Borow was President of Comstron Corporation, a manufacturer of fast switching frequency synthesizers and components, which we acquired in November 1989.

John Buyko has been employed by us in various executive positions since January 1991 and has been our Executive Vice President since December 2006, Vice President since August 2005 and President of our AMS division since September 2001. Mr. Buyko has also served as a member of our board of directors since August 2007. From December 1998 until June 2001, Mr. Buyko was Senior Vice President-Marketing and Sales of AMS.

John Adamovich, Jr. has been employed by us as Senior Vice President and Chief Financial Officer since November 2005 and Secretary since August 2007. From November 2004 until May 2005, Mr. Adamovich was employed by Rainbow Media Enterprises, a subsidiary of Cablevision Systems Corporation, as its Executive Vice President and CFO. From January 1998 until November 2004, Mr. Adamovich was employed by Pall Corporation as its Group Vice President, Treasurer and CFO. From July 1975 until December 1997, Mr. Adamovich was employed by KPMG LLP, a certified public accounting firm, becoming a partner in 1986.

Charles Badlato has been employed by us in various financial positions since December 1987 and has been our Vice President since February 2004 and Treasurer since February 1994. From May 1981 until December 1987, Mr. Badlato was employed by various certified public accounting firms, most recently as an audit manager with Touche Ross & Co.

Carl Caruso has been employed by us as Vice President of Aeroflex Plainview, Inc. since November 1989 and has been our Vice President—Manufacturing since February 1997. Prior to joining us, Mr. Caruso was Vice President of Comstron Corporation, which we acquired in November 1989.

Robert B. McKeon has served as the Chairman of our board of directors, the board of directors of the parent, and the board of managers of the parent LLC since August 2007.  Mr. McKeon is the Founder and Chairman of Veritas Capital, a New York-based private equity investment firm he formed in 1992.  Prior to forming Veritas in 1992, Mr. McKeon served as the Chairman of Wasserstein Perella Management Partners where he was a founding partner of Wasserstein Perella & Co. in 1988, and was instrumental in raising and managing the group’s $1.1 billion private equity fund.  Mr. McKeon currently serves as Chairman of the Board of DynCorp International, Vangent Inc., and McNeil Technologies.  Mr. McKeon is a member of the Council on Foreign Relations, The Bretton Woods Committee, and the Center for Strategic & International Studies.  Mr. McKeon is also on the Board of Trustees of Fordham University.  Mr. McKeon holds a B.S. from Fordham University and an M.B.A. from Harvard Business School.

Hugh Evans has served as a member of our board of directors, the board of directors of the parent and the board of managers of the parent LLC since August 2007. Mr. Evans is a Partner at Veritas Capital. Prior to joining Veritas in 2005, Mr. Evans was a Partner at Falconhead Capital, a middle market private equity firm. While at Falconhead, Mr. Evans was a member of the firm’s investment committee. Prior to Falconhead, Mr. Evans was a Principal at Stonington Partners. Mr. Evans began his private equity career in 1992 at Merrill Lynch Capital Partners, the predecessor firm of Stonington, which was a wholly owned subsidiary of Merrill Lynch. Mr. Evans received an A.B. from Harvard University and an M.B.A. from the University of Chicago Graduate School of Business.

Ramzi M. Musallam has served as a member of our board of directors, the board of directors of the parent and the board of managers of the parent LLC since August 2007. Mr. Musallam is a partner at Veritas Capital, which he has been associated with since 1997. He is a member of the boards of directors of DynCorp International Inc., Vangent, Inc. and several private companies. Mr. Musallam holds a Bachelor’s degree from Colgate University with a major in Economics and Mathematics and an M.B.A. from the University of Chicago Booth School of Business.

Prescott H. Ashe has served as a member of the board of directors of the parent and the board of managers of the parent LLC since August 2007. Since 2000, he has been a Managing Director of Golden Gate Capital. Prior to joining Golden Gate, Mr. Ashe was an investment professional at Bain Capital, which he initially joined in 1991. Prior to Bain Capital, Mr. Ashe was a consultant at Bain & Company. Mr. Ashe received his J.D. from Stanford Law School and his Bachelor of Science in Business Administration from the University of California at Berkeley. He is currently a director of several other private companies in which Golden Gate is an investor.

Joe Benavides has served as a member of the board of directors of the parent and the board of managers of the parent LLC since August 2007. Mr. Benavides is a Principal at Veritas Capital. Prior to joining Veritas Capital, Mr. Benavides was a Managing Director at The Blackstone Group. Prior to Blackstone, Mr. Benavides was most recently a Vice President in the Financial Sponsors Group at Credit Suisse First Boston. Mr. Benavides received a B.S. in Economics with a concentration in Finance from the Georgia Institute of Technology and an M.B.A. in Finance from The Wharton School of the University of Pennsylvania.

Bradley J. Gross has served as a member of the board of directors of the parent and the board of managers of the parent LLC since August 2007.  Mr. Gross is a Managing Director in the Principal Investment Area of Goldman, Sachs & Co., where he has led and executed investments in a wide range of industries, including aerospace, consumer products, retail, healthcare, and financial institutions, a position he has held since 2007. Mr. Gross also has experience investing both within and outside the U.S., including positions in both the Hong Kong and Tokyo offices of Goldman, Sachs & Co.  He first joined Goldman, Sachs & Co. in 1995.  Mr. Gross received a B.A. from Duke University and an M.B.A. from the Stanford University Graduate School of Business. He currently serves on the board of directors of MoneyGram International, Inc., Griffon Corporation, Capmark Financial Group, and several other private companies in which Goldman, Sachs & Co. is an investor.

John D. Knoll has served as a member of the board of directors of the parent and the board of managers of the parent LLC since August 2007. Since 2000, Mr. Knoll has been an employee of Golden Gate Capital, where he serves as a Principal. Prior to Golden Gate, Mr. Knoll worked at Covad Communications as a product manager. Prior to joining Covad, Mr. Knoll was a Consultant with Bain & Company, and worked in its private equity group.  Mr. Knoll holds an M.B.A. from Stanford University Graduate School of Business and a M.S. and B.S. in Industrial Engineering from Stanford University. He is currently a director of several other private companies in which Golden Gate is an investor.

Board Composition

The board of directors of the parent and the board of managers of the parent LLC are each composed of eight directors. Pursuant to a limited liability company agreement among the Sponsors, certain members of our management and the parent LLC, (i) Veritas Capital has the right to elect four members of the board of directors of the parent and the board of managers of the parent LLC, (ii) Golden Gate has the right to elect two members of the board of directors of the parent and the board of managers of the parent LLC, (iii) GS Direct, an affiliate of Goldman, Sachs & Co., has the right to elect one member of the board of directors of the parent and the board of managers of the parent LLC and (iv) our chief executive officer serves as a member of the board of directors of the parent and the board of managers of the parent LLC during the term of his employment. The rights of Veritas Capital, Golden Gate and GS Direct to elect members of the board of directors of the parent and the board of managers of the parent LLC are subject to such entities holding certain specified percentages of the equity interests of the parent LLC.  All of the members of our board of directors also serve on the board of directors of the parent and the board of managers of the parent LLC, with the exception of Mr. Buyko.

Because of these requirements, together with the parent’s and the parent LLC’s controlling ownership interest in our Company, we do not have a separately-designated standing nominating committee for the consideration of director nominees or any policies or procedures with respect to shareholder recommendations for nominees to our board of directors.

We provide director and officers liability insurance for our officers and directors, directors of the parent and managers of the parent LLC.

Director Independence

As a result of their affiliations with the Sponsors and us, none of our directors are independent.

Meeting and Attendance

Our board has an active role in overseeing management.  Directors are expected to attend all board meetings.  During the fiscal year ended June 30, 2009, there were 4 meetings of the board of directors.  All of the directors attended at least 75% of the aggregate meetings of the board.

Audit and Compensation Committees

We do not have separately-designated standing compensation or audit committees. The entire board of directors functions as our compensation and audit committees, and no written charter governs the actions of the board of directors when performing the functions that would generally be performed by these respective committees.  As a closely held company with no publicly trading market for our common stock, our board of directors has not designated any member of the board an “audit committee financial expert.”

Code of Ethics

We have adopted a code of ethics which applies to our chief executive officer and senior financial officers.   Pursuant to the code of ethics our chief executive officer and senior financial officers agree to abide by principles governing their professional and ethical conduct.  The code of ethics is posted on our website at www.aeroflex.com.  We intend to disclose on our website any amendments to or waivers of this code of ethics.

Compensation Committee Interlocks and Insider Participation

Our entire board of directors functions as our compensation committee.  None of our executive officers has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity or insider participation in compensation decisions.

ITEM 11.   EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

On August 15, 2007, the date of the Acquisition, we ceased being a public company subject to SEC and NASDAQ rules.  Prior to that date, we had a Compensation Committee of our Board of Directors composed solely of independent directors that was responsible for the decisions regarding executive compensation.

Subsequent to the Acquisition, the new Board of Directors, or the “Board,” became responsible for the oversight of our executive compensation programs and policies.  The Board is composed of three non-employee directors and two executive officers.  The executive officers on the Board are excluded from the decision making process with respect to themselves.  Responsibilities of the Board with respect to executive compensation include the suggestion, review and approval of the following items:

-	Executive compensation strategy and philosophy;
-	Compensation arrangements for executive management, including salary and bonus;
-	Design and implementation of our equity incentive program;
-	Executive benefits and perquisites; and
-	Any other executive compensation or benefit related items.

General Policies

Our compensation programs are intended to enable us to attract, motivate, reward and retain the management talent required to achieve our corporate objectives, and thereby increase shareholder value.  The Board considers that executive compensation should not only be competitive in amount, but also be closely aligned with the long-term interests of the stakeholders which the Board represents while encouraging long-term executive retention.  It is our policy to provide incentives to our senior management to achieve both short-term and long-term objectives and to reward exceptional performance and contributions to the development of our business.  To attain these objectives, our executive compensation program includes a competitive base salary, an incentive cash bonus and equity-based compensation.

From time to time, the Board may utilize the services of independent consultants to perform analyses and to make recommendations to the Board relative to executive compensation matters.  During fiscal 2009, the Board was not advised by a compensation consultant regarding compensation matters.  No compensation consultant is paid on a retainer basis.  The recommendations of the Chief Executive Officer are also solicited by the Board with respect to compensation for named executives other than the Chief Executive Officer.  “Named executives” refers to those executive officers named on the Summary Compensation Table that immediately follows this discussion.

Base Salary

Each of the named executives is a party to an employment agreement with the Company.  Salary is based on an executive’s level of responsibility and experience, individual performance and vulnerability to recruitment by other companies.  In fiscal 2009, the Board adjusted the base salaries of each executive based on changes in the marketplace, the general cost of living and each executive’s individual performance.  The average base salary increase in fiscal 2009 for our named executive officers was approximately 5%.

Incentive Bonus Plan

The purpose of the incentive bonus plan is to reward participating executives for achieving the annual goals of the Company, which in turn promotes the Board’s long-term goal of enhancing shareholder value.  The Board uses Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization or Adjusted EBITDA, as defined in our credit agreement, to measure the performance of the Company. Adjustments to GAAP EBITDA permitted by our credit agreement include stock-based compensation, certain expenses related to the Acquisition, advisory fees paid to the Sponsors, certain adjustments arising solely as a result of the Acquisition and the impact of fair value adjustments of our assets and liabilities, restructuring costs and impairment of goodwill and other intangibles.  Our Chief Executive Officer and Executive Vice President each receive, pursuant to their employment agreements, an annual bonus of between 50% and 150% of his base salary based upon our achievement of certain Adjusted EBITDA targets established by our Board.  At the beginning of each fiscal year, the Board establishes a target Adjusted EBITDA based on management projections.  Each of the aforementioned executives receives a bonus of 100% of base salary if the target is achieved, 50% of base salary for a minimum acceptable Adjusted EBITDA level and 150% of base salary for achievement of a maximum target Adjusted EBITDA.  A sliding scale is used to determine bonuses when Adjusted EBITDA is between the minimum and maximum amounts. The Board believes these targets are aggressive but achievable, requiring strong performance and execution.  Other named executive officers receive discretionary annual bonuses that are based on this same Adjusted EBITDA target.  These bonuses are suggested by the Chief Executive Officer and approved by the Board based not only on the achievement of targets, but also the respective individual’s performance.

Parent LLC Class A Member Interests

In connection with the Merger, certain members of management were invited to invest in parent LLC, which owns all of the common stock of our parent.  This permits the executives to share in the increase in the value of the Company and is intended to focus their efforts on our long-term results.  The primary equity interest in parent LLC are the Class A member interests, of which a substantial controlling interest is owned by the Sponsors. The Class A member interests include a special distribution of up to 50% of management’s investment pursuant to the limited liability company operating agreement, providing a special incentive to management not available to the Sponsors. As a group, management owns 2.50% of the Class A membership interests.

Parent LLC Class B Member Interests

Certain members of our management have been granted Class B member interests in the parent LLC.  Pursuant to the terms of the limited liability company operating agreement governing the parent LLC, the holders of Class B member interests are entitled to receive a percentage of all distributions, if any, made by the parent LLC after (x) the holders of the Class A members in the parent LLC, including the Sponsors, have received a return of their invested capital plus a 12% per annum internal rate of return (compounded annually) on their invested capital and (y) certain members of our management that received Class A interests for their capital contributions to the parent LLC have received a special distribution in the aggregate amount of approximately $3.2 million, together with a 12% per annum internal rate of return (compounded annually). The Class B member interests are intended to provide incentive to management to keep focused on the long-term value of the Company.  The member interests were allocated based on the executive’s relative position and responsibilities.  These Class B member interests are non-transferable and vest ratably over five years, which provides a retention incentive.  If and when fully vested, the Class B shares will represent 8.6% ownership in the parent LLC.

Aeroflex Incorporated Employees’ 401(k) Plan

Generally, all employees based in the United States, including the named executive officers, are eligible to participate in the Aeroflex 401(k) plan after they have completed six months of service.  Employees contribute a portion of their salary to the 401(k) plan and, up until June 30, 2009, the Company matched 50% of the first eight percent of eligible salary an employee contributed to the plan.  The discretionary match has been suspended at this time.

Executive Benefits and Perquisites

In order to offer a competitive package to attract and retain strong executives, we provide various benefits and perquisites to certain members of management. These include a deferred compensation plan, leased autos, car expenses or car allowances, ten hours personal use of company jet timeshare (with reimbursement by the employee of the minimum amount of income imputed for such use as determined under applicable Federal and State rules and regulations), an executive medical reimbursement plan and split dollar life insurance agreements.  Each executive receives a different package of benefits.

Post-termination Benefits

Certain of the named executives have terms in their employment contracts which provide for payments upon termination.  The Chief Executive Officer also receives a consulting agreement for three years following his termination at two-thirds of his salary plus bonus and certain benefits.

Tax and Accounting Implications

As part of its responsibilities with respect to executive compensation, the Board considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which, in some circumstances, limits the Company’s tax deduction for compensation to certain individuals to $1,000,000 per year.  Since the Company was privately held as of December 31, 2008, it was not subject to Section 162(m).  In past years, when the Company’s stock was publicly traded and Section 162(m) was applicable, the relevant executives were subject to employment contract terms which required them to defer any compensation in excess of the $1,000,000 to a Deferred Compensation Plan.  Such deferral would be payable to the employee upon termination of employment and under certain other circumstances.  Once we are subject to Section 162(m) again, we will once again address these limits.

Summary Compensation Table

The following table sets forth information with respect to our Chief Executive Officer, Chief Financial Officer and each of the three other most highly compensated executive officers for fiscal 2009 in each case excluding any pre-Acquisition equity based compensation.

SUMMARY COMPENSATION TABLE

								Change in
								Pension Value
								and Nonqualified
							Non-Equity	Deferred
					Stock	Option	Incentive Plan	Compensation	All Other
Name and Principal		Salary	Bonus		Awards	Awards	Compensation	Earnings ($)	Compensation
Position	Year	(1)	($) (2)		($) (3)	($)	($) (4)	(5)	($) (6)	Total ($)
(a)	(b)	(c)	(d)		(e)	(f)	(g)	(h)	(i)	(j)

Leonard Borow	2009	$550,507		$-	$-	$-	$ Note (4)	$-	$672,463	$1,222,970
President and Chief	2008	522,452		-	3,360,688	-	658,193	45,000	21,734,585	26,320,918
Executive Officer	2007	446,406		-	-	-	2,057,097	636,723	33,464	3,173,690

John Buyko	2009	$472,816		$-	$-	$-	$ Note (4)	$-	$8,048	$480,864
Executive Vice	2008	422,467		-	2,800,573	-	532,823	-	119,050	3,874,913
President and	2007	340,158		600,250	-	-	-	-	7,500	947,908
President of Aeroflex
Microelectronic
Solutions

John Adamovich, Jr.	2009	$455,083	$	Note (2)	$-	$-	$-	$4,157	$9,446	$468,686
Senior Vice President,	2008	437,114		360,000	448,092	-	-	1,183	68,064	1,314,453
Chief Financial Officer	2007	423,534		400,000	-	-	-	-	8,800	832,334
and Secretary

Charles Badlato	2009	$254,324	$	Note (2)	$-	$-	$-	$-	$121,901	$376,225
Vice President -	2008	250,546		180,000	168,034	-	-	4,257	3,167,480	3,770,317
Treasurer	2007	251,280		200,250	-	-	-	34,053	16,580	502,163

Carl Caruso	2009	$311,472	$	Note (2)	$-	$-	$-	$-	$603,821	$915,293
Vice President -	2008	285,334		215,000	168,034	-	-	-	666,035	1,334,403
Manufacturing	2007	307,549		240,250	-	-	-	-	19,486	567,285

(1)	“Salary” includes contributions to our 401(k) Plan by each of the executive officers listed below for fiscal 2009, 2008 and 2007, as follows:

Name	2009	2008	2007
Leonard Borow	$22,000	$20,500	$20,500
John Buyko	16,500	15,500	15,500
John Adamovich, Jr.	21,347	29,115	23,587
Charles Badlato	28,896	15,707	15,435
Carl Caruso	25,821	19,977	21,409

(2)	The final allocation of bonuses with respect to fiscal 2009 have not been determined as of the date of this filing. The final determination is expected to occur in October 2009.

(3)
“Stock Awards” includes the value of parent LLC Class B Member Interests awarded to the named executives.  The amounts disclosed for fiscal 2008 are based on the grant date fair value of the entire award as calculated in accordance with SFAS No. 123(R).  The Class B member interests vest ratably over five years.

(4)
“Non-Equity Incentive Plan Compensation” includes incentive bonuses payable to the certain executives based on operating results pursuant to their respective employment agreements.  The compensation identified in this column for fiscal 2008 was based on the achievement of a targeted level of Adjusted EBITDA, as defined by the employment agreements.  The amounts for fiscal 2009 have not been formally finalized as of the date of this filing. The final determination is expected to occur in September 2009.

(5)
“Changes in Pension Value and Non-Qualified Deferred Compensation Earnings” for Fiscal 2008 does not reflect earnings on the deferred compensation balance of Mr. Borow, as his balance decreased by $35,173.

(6)	“All Other Compensation” for fiscal 2009 includes:

(i) for Mr. Borow, (a) interest of $433,803 for the period from June 30, 2008 on a payment due in exchange for relinquishing his change in control rights under a Supplemental Executive Retirement Plan that was terminated at the time of the Acquisition (the payment due was reported in 2008), (b) a tax gross-up, on the amount specified in (a) above, of $203,195, (c) $18,691 imputed value of a leased automobile, and (d) other compensation and perquisites, none of which individually exceeded $10,000;

(ii) for Mr. Buyko, $8,048 in company matching funds under the Aeroflex Incorporated Employees’ 401(k) Plan;

(iii) for Mr. Adamovich, $9,446 in company matching funds under the Aeroflex Incorporated Employees’ 401(k) Plan;

 (iv)  for Mr. Badlato, (a) interest of $99,522 for the period from June 30, 2008, on a payment due in exchange for relinquishing his change in control rights under a Supplemental Executive Retirement Plan that was terminated at the time of the Acquisition (the payment due was reported in 2008), (b) $13,248 in company matching funds under the Aeroflex Incorporated Employees’ 401(k) Plan, and (c) other compensation and perquisites, none of which individually exceeded $10,000;

(v) for Mr. Caruso, (a) a one-time payment of $580,839 made in exchange for relinquishing his right to a consulting agreement at the end of his employment,  (b) $13,161 in company matching funds under the Aeroflex Incorporated Employees’ 401(k) Plan, and (c) other compensation and perquisites, none of which individually exceeded $10,000.

“All Other Compensation” for fiscal 2008 includes:

(i) for Mr. Borow, (a) a payment for a covenant not to compete of $3,700,000, made in connection with the Acquisition, (b) a one-time bonus award in connection with the Acquisition of $886,590, (c) a payment of $14,085,887, including interest through June 30, 2008, due in exchange for relinquishing his change in control rights under a Supplemental Executive Retirement Plan that was terminated at the time of the Acquisition, (d) a tax gross-up, on the amount specified in (c) above, of $1,903,130, (e) the $1,112,248 fair value, as calculated in accordance with SFAS No. 123(R), of a discount on the purchase of parent LLC Class A member interests in the form of a special distribution, (f) $25,749 imputed value of a leased automobile, and (g) other compensation and perquisites, none of which individually exceeded $10,000;

(ii) for Mr. Buyko, (a) the $111,225 fair value, as calculated in accordance with SFAS No. 123(R), of a discount on the purchase of parent LLC Class A member interests in the form of a special distribution and (b) other compensation and perquisites, none of which individually exceeded $10,000;

(iii) for Mr. Adamovich, (a) the $55,612 fair value, as calculated in accordance with SFAS No. 123(R), of a discount on the purchase of parent LLC Class A member interests in the form of a special distribution and (b) $12,452 in company matching funds under the Aeroflex Incorporated Employees’ 401(k) Plan;

 (iv)  for Mr. Badlato, (a) the $22,245 fair value, as calculated in accordance with SFAS No. 123(R), of a discount on the purchase of Parent LLC Class A member interest in the form of a special distribution, (b) a payment of $3,128,276, including interest through June 30, 2008, due in exchange for relinquishing his change in control rights under a Supplemental Executive Retirement Plan that was terminated at the time of the Acquisition, and (c) other compensation and perquisites, none of which individually exceeded $10,000;

(v) for Mr. Caruso, (a) a one-time bonus award in connection with the Acquisition of $648,450, and (b) other compensation and perquisites, none of which individually exceeded $10,000.

Employment Agreements

We are a party to employment agreements with each of our executive officers, the terms of which are set forth below.

Leonard Borow

We are a party to an employment agreement with Mr. Borow, our President and Chief Executive Officer, which expires on August 15, 2012. Mr. Borow currently receives a base salary of $555,000 and an annual bonus of between 50% and 150% of his base salary based upon our achievement of certain EBITDA targets established by our board of directors.

Mr. Borow’s employment agreement provides for a three-year consulting period after the termination of employment by expiration of the contract term, mutual agreement or retirement, during which time Mr. Borow will receive consulting payments in an annual amount equal to two-thirds of his last annual base salary.

In the event that we terminate the employment of Mr. Borow without cause or Mr. Borow terminates his employment for good reason (as defined in the employment agreement), Mr. Borow is entitled to receive his salary, an annual bonus and continuation of health benefits for the remainder of the contract term. For this purpose, the annual bonus will be calculated based on the average of Mr. Borow’s highest annual bonuses for a period not to exceed three years during the fiscal years (for a period not exceeding 10 years) commencing after August 15, 2007. In the event Mr. Borow’s employment is terminated for cause (as defined in the employment agreement), Mr. Borow will not be entitled to any severance benefits other than his salary through the date of termination, unused vacation and any benefits that have vested in accordance with the terms of the applicable award. In the event of Mr. Borow’s death or disability, Mr. Borow or his beneficiary or estate is entitled to receive his salary through the date of termination, unused vacation and any benefits that have vested in accordance with the terms of the applicable award, and Mr. Borow or his beneficiary or estate is also entitled to any annual bonus for the current fiscal year based on our performance, prorated to the date of termination. In the event Mr. Borow’s employment terminates due to retirement, Mr. Borow shall be entitled to his salary through the date of termination, unused vacation, a prorated amount of any annual bonus for the fiscal year in which he retired and any benefits that have vested in accordance with the terms of the applicable award.

Mr. Borow is subject to non-competition and non-solicitation restrictions until the later of (i) August 15, 2012 and (ii) two years following the later of (a) the termination of his employment for any reason and (b) the three-year consulting period. In addition, we will provide Mr. Borow with a tax gross-up payment to cover any excise tax due under Sections 280G and 4999 of the Internal Revenue Code.

John Buyko

We are a party to an employment agreement with Mr. Buyko, our Executive Vice President, which provides for a term of employment ending August 15, 2012. Under the agreement, Mr. Buyko currently receives an annual salary of $450,000 and is eligible to receive an annual bonus of between 50% and 150% of his annual salary based upon the achievement of certain EBITDA targets established by our board of directors. Our board of directors will review Mr. Buyko’s salary annually and may increase (but not decrease without his consent) Mr. Buyko’s salary in its discretion. In the event that we terminate the employment of Mr. Buyko without cause or Mr. Buyko terminates his employment for good reason (as defined in the employment agreement), he is entitled to receive (i) his salary for the remainder of the employment term at the rate in effect immediately prior to such termination, (ii) continuation of health benefits until the earlier of December 31st of the second year following his termination of employment or his commencement of full-time employment with a new employer and (iii) annual bonuses for the remainder of the employment term (including a prorated bonus for any partial fiscal year) equal to the average of the highest annual bonuses for a period not to exceed three years awarded to him during the fiscal years (for a period not exceeding 10 years) commencing after August 15, 2007. In the event that we terminate the employment of Mr. Buyko for cause (as defined in the employment agreement), he is entitled to receive his salary through the date of termination, unused vacation and any benefits that have vested in accordance with the terms of the applicable award. In the event of termination upon Mr. Buyko’s death or disability, Mr. Buyko or his beneficiary or estate is entitled to receive his salary through the date of determination, unused vacation and any benefits that have vested in accordance with the terms of the applicable award, and he is also entitled to any annual bonus for the current fiscal year based on our performance, prorated to the date of termination.

In addition, Mr. Buyko is subject to non-competition and non-solicitation restrictions until the later of (i) the period during which Mr. Buyko is entitled to receive severance payments pursuant to the employment agreement and (ii) one year following the termination of his employment for any reason.

John Adamovich

We are a party to an employment agreement with Mr. Adamovich, our Senior Vice President, Chief Financial Officer and Corporate Secretary, which provides for a term of employment ending December 31, 2009. Under the agreement, Mr. Adamovich currently receives an annual salary of $440,000.  In the event that we terminate the employment of Mr. Adamovich within two years following a change in control (as defined in the employment agreement) without cause or Mr. Adamovich terminates his employment for good reason (as defined in the employment agreement), he is entitled to receive (i) a lump sum severance payment, up to the maximum amount deductible under Sections 280G and 4999 of the Internal Revenue Code, of 2.5 times the sum of his base salary and average annual bonuses received for our last three fiscal years, (ii) continuation of health benefits until December 31st of the second year following his termination of employment, and (iii) a pro-rata bonus for the year of termination.

In the event that we terminate the employment of Mr. Adamovich without cause, or if  Mr. Adamovich terminates his employment for good reason (as defined in the employment agreement), he is entitled to receive his salary and benefits for one year following termination of employment. In the event of termination upon death or due to disability, Mr. Adamovich or his beneficiary or estate is entitled to receive 50% of his salary for one year following termination of employment.

Charles Badlato

We are a party to an employment agreement with Mr. Badlato, our Vice President – Treasurer, under which Mr. Badlato’s term of employment will continue until we give him, or he gives us, written notice of an intention to terminate his employment upon a specified date. Under the agreement, Mr. Badlato currently receives an annual salary of $250,000.

In the event that we terminate the employment of Mr. Badlato without cause, or if  Mr. Badlato terminates his employment for good reason (as defined in the employment agreement), he is entitled to receive his salary and benefits for one year following termination of employment. In the event of termination upon death or due to disability, Mr. Badlato or his beneficiary or estate is entitled to receive 50% of his salary for one year following termination of employment.

Carl Caruso

We are a party to an employment agreement with Mr. Caruso, our Vice President of Manufacturing, under which Mr. Caruso’s term of employment will continue until we give him, or he gives us, written notice of an intention to terminate his employment upon a specified date. Under the agreement, Mr. Caruso currently receives an annual salary of $290,000.  Prior to January 1, 2008, Mr. Caruso was paid the lump sum of $648,450 as consideration for the release of his option to terminate his employment upon our Acquisition by the parent on August 15, 2007.  In January 2009, Mr. Caruso received a payment of $580,839 in exchange for relinquishing his right to a consulting arrangement at the end of his employment.

In the event that we terminate the employment of Mr. Caruso without cause, or if Mr. Caruso terminates his employment for good reason (as defined in the employment agreement), he is entitled to receive his salary and benefits for one year following termination of employment. In the event of termination upon death or due to disability, Mr. Caruso or his beneficiary or estate is entitled to receive 50% of his salary for one year following termination of employment.

Additional information with respect to potential payments to the executive officers pursuant to their respective employment agreements is contained below in “Potential Payments Upon Termination or Change in Control.”

FISCAL 2009 GRANTS OF PLAN-BASED AWARDS

								All other	All other
								stock	option	Exercise
								awards:	awards:	or base
								Number	Number	price of
		Estimated future payouts under			Estimated future payouts under			of shares	of securities	option
	Grant	non-equity incentive plan awards			equity incentive plan awards			of stock	underlying	awards
Name	date	Threshold	Target	Maximum	Threshold	Target	Maximum	or units	options	($/Sh)
		($)	($)	($)	(#)	(#)	(#)	(#)	(#)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)

Leonard Borow	-	-	-	-	-	-	-	-	-	-

John Buyko	-	-	-	-	-	-	-	-	-	-

John Adamovich, Jr.	-	-	-	-	-	-	-	-	-	-

Charles Badlato	-	-	-	-	-	-	-	-	-	-

Carl Caruso	-	-	-	-	-	-	-	-	-	-

OUTSTANDING EQUITY AWARDS AT JUNE 30, 2009

Equity
incentive
								Equity	plan awards:
			Equity					incentive	Market or
			incentive					plan awards:	payout
			plan awards:				Market	Number of	value of
	Number of	Number	Number of			Number of	value of	unearned	unearned
	securities	of securities	securities			shares or	shares or	shares, units	shares,
	underlying	underlying	underlying			units of	units of	or other	units or
	unexercised	unexercised	unexercised	Option		stock that	stock that	rights that	other rights
	options	options	unearned	exercise	Option	have not	have not	have not	that have
	(#)	(#)	options	price	expiration	vested	vested	vested	not vested
Name	Exercisable	Unexercisable	(#)	($)	date	(#)	($)	(#)	($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Leonard Borow	-	-	-	-	-	2.40%	-	-	-
John Buyko	-	-	-	-	-	2.00%	-	-	-
John Adamovich, Jr.	-	-	-	-	-	0.32%	-	-	-
Charles Badlato	-	-	-	-	-	0.12%	-	-	-
Carl Caruso	-	-	-	-	-	0.12%	-	-	-

In fiscal 2008, certain members of our management were granted Class B member interests in parent LLC.  Pursuant to the terms of parent LLC’s limited liability operating agreement, the holders of the Class B member interests are entitled to receive a percentage of all distributions, if any, made by parent LLC after the Class A members, including the Sponsors, receive a return of their invested capital and the aforementioned special distribution, where applicable, plus a 12% annual return.   These Class B member interests vest over five years.  The number of units disclosed in the table above is the percentage share of overall equity interests in the parent LLC represented by the unvested portion of these awards as of June 30, 2009 (80% of the original award).  The number of units that vested during fiscal 2009 are presented in the table below. These Class B member interests represent profit interests in parent LLC.  The liquidation value of these interests at June 30, 2009 was zero.

FISCAL 2009 OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
	Number of Shares	Value Realized	Number of Shares	Value Realized
Name	Acquired on Exercise (#)	on Exercise ($)	Acquired on Vesting (#)	on Vesting ($)
(a)	(b)	(c)	(d)	(e)

Leonard Borow	-	-	0.60%	-
John Buyko	-	-	0.50%	-
John Adamovich, Jr.	-	-	0.08%	-
Charles Badlato	-	-	0.03%	-
Carl Caruso	-	-	0.03%	-

2009 PENSION BENEFITS

Present Value of
		Number of Years	Accumulated	Payments During
Name	Plan Name	Credited Service (#)	Benefit ($)	Last Fiscal Year ($)
(a)	(b)	(c)	(d)	(e)

Leonard Borow	(1)	30	-	$-
John Buyko	-	-	-	-
John Adamovich, Jr.	-	-	-	-
Charles Badlato	(1)	20	-	-
Carl Caruso	-	-	-	-
       1) Aeroflex Incorporated Supplemental Executive Retirement Plan

Effective January 1, 1994, we established the Aeroflex Incorporated Supplemental Executive Retirement Plan (“SERP”) for certain of our officers.

The Normal Retirement Age under the SERP is 70.  The SERP would provide an annual benefit of 50% of Final Average Pay. “Final Average Pay” means the average of the three highest paid calendar years out of the last ten prior to retirement.  Benefits are also payable, on a reduced basis, for early retirement after the sum of a participant’s age and years of service equals 70 and the participant attains age 55.  Retirement benefits are payable for life, with a guarantee of 10 years of payments.  In addition, the SERP provides a pre-retirement death benefit payable for 10 years to the participant’s beneficiary and a disability benefit with a guarantee of 10 years of payment; provided that any disability benefit shall be reduced by the amount of the disability benefit payable under the participant’s employment agreement, if any.

The Acquisition constituted a change in control that accelerated the vesting of benefits under our SERP in the event of   a termination of employment of the participants in the SERP on or prior to August 15, 2008. The SERP was amended to provide that no additional benefits are earned after August 31, 2007. The Company entered into an employment agreement with Mr. Borow on August 15, 2007 and amended its employment agreement with Mr. Badlato in July 2008.  The employment agreements provide, among other terms, that if Messrs. Borow and Badlato remain employed beyond August 15, 2008, which they have, certain specified payments, approximating the benefits earned by each of them respectively, under the SERP, plus 6% interest per annum from August 15, 2007, would be payable to them in full satisfaction of the benefits payable under the SERP, payable the earlier of December 31, 2008 to January 5, 2009 or upon specified events. The aggregate liability of the company to Messrs. Borow and Badlato under the SERP, including the related interest, was $14,085,887 and $3,128,276, respectively, at June 30, 2008. These amounts have been reported in “All Other Compensation” in fiscal 2008 in the summary compensation table.  The aggregate liability to Messrs. Borow and Badlato under the SERP, including the related accrued interest was $19,853,814, which was fully paid in fiscal 2009.

2009 NON-QUALIFIED DEFERRED COMPENSATION

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions in	Contributions	Earnings	Withdrawals/	Balance
Name	Last FY ($)	in Last FY ($)	in Last FY ($)	Distributions ($)	at Last FYE ($)
(a)	(b)	(c)	(d)	(e)	(f)

Leonard Borow	$-	$-	$-	$-	$-
John Buyko	-	-	-	-	-
John Adamovich, Jr.	-	50,000	5,457	-	161,105
Charles Badlato	-	-	-	-	-
Carl Caruso	-	-	-	-	-

In accordance with a December 1, 2006 amendment to the employment contract of Mr. Adamovich, we have or will credit to a book reserve $50,000 beginning December 1, 2006 and each successive December 1 that he is employed by us.  This money is notionally invested in bonds, mutual funds or securities as agreed upon by our board of directors and Mr. Adamovich.  For fiscal 2009 we credited the book reserve by $50,000 and the balance accrued $5,457 of notional interest.  The Summary Compensation Table reflects the excess of these notional earnings over earnings calculated at a market rate of 120% of the applicable federal long term rate.

2008/2009 ACTUAL PAYMENTS  MADE UPON CHANGE IN CONTROL

The Acquisition was considered a change in control event, which resulted in the acceleration or payment of certain benefits.  The vesting of certain restricted stock and stock options was accelerated.  Benefits under the Supplemental Executive Retirement Plan became fully vested.  Previously earned, but deferred, compensation became payable and certain severance and other payments were made.

In December 2008, Mr. Borow was paid $14,519,690, including interest, in exchange for relinquishing his change in control rights under a Supplemental Executive Retirement Plan that was terminated at the time of the Acquisition.  Further, on January 2, 2008, he received a one-time bonus award in connection with the Acquisition of $886,590 and payments totaling $2,924,840 of previously earned, but deferred, compensation in August and September 2007.  Certain of these payments were subject to excise tax and, in accordance with his employment agreement, Mr. Borow received a tax gross-up payment of $2,106,326 in December 2008.

Mr. Buyko had unvested options for which the vesting was accelerated pursuant to the change in control which provided him with a gain of $595,000.

Mr. Adamovich had unvested options and unvested restricted stock for which the vesting was accelerated pursuant to the change in control which provided him with gains of $708,750 and $72,500, respectively.

In January 2009, Mr. Badlato was paid $3,227,798, including interest, in exchange for relinquishing his change in control rights under a Supplemental Executive Retirement Plan that was terminated at the time of the Acquisition.  Further, he had unvested options for which the vesting was accelerated pursuant to the change in control as a result of the Acquisition which provided him with a gain of $39,625.

Mr. Caruso received a one-time bonus award in connection with the Acquisition of $648,450.  Further, he had unvested options for which the vesting was accelerated pursuant to the change in control which provided him with a gain of $39,625.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Leonard Borow

Mr. Borow’s employment agreement provides for a three-year consulting period after the termination of employment by expiration of the contract term, mutual agreement or retirement, during which time Mr. Borow will receive consulting payments in an annual amount equal to two-thirds of his last annual base salary. Based on his current salary, he would receive monthly payments of $30,833.

In the event that we terminate the employment of Mr. Borow without cause or Mr. Borow terminates his employment for good reason (as defined in the employment agreement), Mr. Borow is entitled to receive his salary, an annual bonus and continuation of health benefits for the remainder of the contract term. For this purpose, the annual bonus will be calculated based on the average of Mr. Borow’s highest annual bonuses for a period not to exceed three years during the fiscal years (for a period not exceeding 10 years) commencing after August 15, 2007. As of June 30, 2009, this lump sum severance would aggregate $3,795,798.  In the event Mr. Borow’s employment is terminated for cause, Mr. Borow will not be entitled to any severance benefits other than his salary through the date of termination, unused vacation and any benefits that have vested in accordance with the terms of the applicable award. In the event of Mr. Borow’s death or disability, Mr. Borow or his beneficiary or estate is entitled to receive his salary through the date of termination, unused vacation and any benefits that have vested in accordance with the terms of the applicable award, and Mr. Borow or his beneficiary or estate is also entitled to any annual bonus for the current fiscal year based on our performance, prorated to the date of termination. In the event Mr. Borow’s employment terminates due to retirement, Mr. Borow shall be entitled to his salary through the date of termination, unused vacation, a prorated amount of any annual bonus for the fiscal year in which he retired and any benefits that have vested in accordance with the terms of the applicable award.

Mr. Borow is subject to non-competition and non-solicitation restrictions until the later of (i) August 15, 2012 and (ii) two years following the later of (a) the termination of his employment for any reason and (b) the three-year consulting period. In addition, we will provide Mr. Borow with a tax gross-up payment to cover any excise tax due under Sections 280G and 4999 of the Internal Revenue Code.

John Buyko

In the event that we terminate the employment of Mr. Buyko without cause or Mr. Buyko terminates his employment for good reason, he is entitled to receive (i) his salary for the remainder of the employment term at the rate in effect immediately prior to such termination, (ii) continuation of health benefits until the earlier of December 31st of the second year following his termination of employment or his commencement of full-time employment with a new employer and (iii) annual bonuses for the remainder of the employment term (including a prorated bonus for any partial fiscal year) equal to the average of the highest annual bonuses for a period not to exceed three years awarded to him during the fiscal years (for a period not exceeding 10 years) commencing after August 15, 2007.  As of June 30, 2009, this lump sum severance would aggregate $3,075,024.  In the event that we terminate the employment of Mr. Buyko for cause, he is entitled to receive his salary through the date of termination, unused vacation and any benefits that have vested in accordance with the terms of the applicable award. In the event of termination upon Mr. Buyko’s death or disability, Mr. Buyko or his beneficiary or estate is entitled to receive his salary through the date of termination, unused vacation and any benefits that have vested in accordance with the terms of the applicable award, and he is also entitled to any annual bonus for the current fiscal year based on our performance, prorated to the date of termination.

In addition, Mr. Buyko is subject to non-competition and non-solicitation restrictions until the later of (i) the time period during which Mr. Buyko is entitled to receive severance payments pursuant to the employment agreement and (ii) one year following the termination of his employment for any reason.

John Adamovich

In the event that we terminate the employment of Mr. Adamovich within two years following a change in control without cause or Mr. Adamovich terminates his employment for good reason (as defined in the employment agreement), he is entitled to receive (i) a lump sum severance payment, (up to the maximum amount deductible under Sections 280G and 4999 of the Internal Revenue Code), of 2.5 times the sum of his base salary and average annual bonuses received for our last three fiscal years, (ii) continuation of health benefits until December 31st of the second year following his termination of employment, and (iii) a pro-rata bonus for the year of termination.  As of June 30, 2009, this lump sum severance would aggregate $1,983,333.

In the event that we terminate the employment of Mr. Adamovich without cause, or if  Mr. Adamovich terminates his employment for good reason (as defined in the employment agreement), he is entitled to receive his salary and benefits for one year following termination of employment.  As of June 30, 2009, this lump sum severance payment would aggregate $440,000.

Charles Badlato

In the event that we terminate the employment of Mr. Badlato without cause, or if Mr. Badlato terminates his employment for good reason (as defined in the employment agreement), he is entitled to receive his salary and benefits for one year following termination of employment.  As of June 30, 2009, this lump sum severance payment would aggregate $250,000. In the event of termination upon death or due to disability, Mr. Badlato or his beneficiary or estate is entitled to receive 50% of his salary for one year following termination of employment.

Carl Caruso

In the event we terminate the employment of Mr. Caruso without cause, or if Mr. Caruso terminates employment for good reason (as defined in the employment agreement), he is entitled to receive his salary and benefits for one year following termination of employment.  As of June 30, 2009, this lump sum severance would aggregate $290,000.  In the event of termination upon death or due to disability, Mr. Caruso or his beneficiary or estate is entitled to receive 50% of his salary for one year following termination of employment.

Compensation of Directors

Our directors serve without compensation.

Board Report

Our board of directors has reviewed and discussed with management the Compensation Discussion and Analysis included in this annual report on Form 10-K.  Based on that review and discussion, our board of directors recommends that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

Board of Directors of Aeroflex Incorporated

Robert B. McKeon
Leonard Borow
John Buyko
Hugh Evans
Ramzi M. Musallam

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We are a wholly-owned subsidiary of the parent, and an indirect subsidiary of the parent LLC. The parent LLC owns all of the common stock of the parent.

The following table sets forth information with respect to the beneficial ownership of the Class A and Class B interests in the parent LLC by:

•	each person who is known by us to beneficially own 5% or more of the outstanding equity of the parent LLC;

•	each member of our board of directors, the board of directors of the parent and the board of managers of the parent LLC;

•	each of the named executive officers in the “Summary Compensation Table”; and

•	all executive officers and directors as a group.

To our knowledge, each of the holders of Class A and Class B interests in the parent LLC listed below has sole voting and investment power as to the interests owned unless otherwise noted.

Name of Beneficial Owner(1)	Percent of Class A Interests(2)	Percent of Class B Interests(2)
Veritas Capital Partners III, L.L.C.(3)(4)	44.3%	—
Affiliates of Golden Gate Private Equity, Inc.(5)	25.8%	—
GS Direct(6)	21.7%	—
Leonard Borow	1.9%	34.4%
John Buyko	*	28.7%
John Adamovich, Jr.	*	4.6%
Charles Badlato	*	1.7%
Carl Caruso	*	1.7%
Robert B. McKeon(3)(7)	44.3%	—
Hugh Evans(3)	—	—
Ramzi M. Musallam(3)	—	—
Joe Benavides(3)	—	—
Prescott H. Ashe(5)	—	—
John D. Knoll(5)	—	—
Bradley J. Gross(6)	—	—
All executive officers and directors as a group (12 persons)(8)	46.6%	71.1%

*	Denotes beneficial ownership of less than 1%.

(1)	Except as otherwise indicated, the address for each of the named beneficial owners is 35 South Service Road, P.O. Box 6022, Plainview, New York 11803.

(2)	Class A and Class B interests represent approximately 91% and 9% of the parent LLC’s equity interests, respectively.

(3)
The address for Veritas Capital Partners III, L.L.C. and Messrs. McKeon, Evans, Musallam and Benavides is c/o The Veritas Capital Fund III, L.P., 590 Madison Avenue, New York, New York 10022. Veritas Capital Partners III, L.L.C. is the general partner of The Veritas Capital Fund III, L.P.

(4)	Includes Class A interests held by AX Holding LLC, which is an affiliate of Veritas Capital Partners III, L.L.C.

(5)	The address for Golden Gate Private Equity, Inc., its affiliates and Messrs. Ashe and Knoll is One Embarcadero Center, 39th Floor, San Francisco, California 94111.

(6)	The address for GS Direct and Mr. Gross is 85 Broad Street, New York, New York 10004.

(7)
Mr. McKeon, Chairman of the board of directors of the parent LLC, is the President of Veritas Capital Partners III, L.L.C., and as such may be deemed a beneficial owner of the Class A interests owned by Veritas Capital Partners III, L.L.C. and AX Holding LLC. Mr. McKeon disclaims this beneficial ownership except to the extent of his pecuniary interest in The Veritas Capital Fund III, L.P. and the parent LLC.

(8)
Includes Class A interests held by Veritas Capital Partners III, L.L.C. and AX Holding LLC, beneficial ownership of which may be deemed to be held by Mr. McKeon, as the President of Veritas Capital Partners III, L.L.C. See footnote 7 above. Mr. McKeon disclaims this beneficial ownership except to the extent of his pecuniary interest in The Veritas Capital Fund III, L.P. and the parent LLC.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Advisory Agreement

At the closing of the Acquisition, we entered into an advisory agreement with affiliates of the Sponsors under which the Sponsors provide certain advisory services to us. As compensation for these services, we paid the Sponsors a one-time transaction fee as of the closing of the Acquisition in the aggregate amount of $22.0 million and we pay (i) an annual advisory fee in the aggregate amount equal to the greater of $2.2 million and 1.8% of our EBITDA for the prior fiscal year (as defined in the Senior Secured Credit Facility) and (ii) transaction fees on all future acquisitions, divestitures, financings and liquidity events, which will be calculated pro rata based upon aggregate equity investments at the time of such future acquisitions, divestitures, financings or liquidity events (taking into account any new investment being made at such time) or, when the Sponsors do not provide any equity investments, based on the value of the transaction. In addition to the fees described above, we also pay or reimburse the Sponsors (i) for all out-of-pocket costs incurred by the Sponsors in connection with their activities under the advisory agreement and (ii) for the reasonable costs and expenses of their respective counsel and advisers in connection with the monitoring of their respective investments in us, any requested amendment or waiver of any investment document, and the sale or disposition of their respective interests in us. The advisory agreement has an initial term expiring on December 31, 2013 and is automatically renewable for additional one year terms thereafter unless we or the Sponsors give notice of non-renewal.  The advisory fees paid to the affiliates of the Sponsors aggregated $2.3 million for fiscal 2009.

Limited Liability Company Agreement

At the closing of the Acquisition, the Sponsors and certain members of our management who purchased equity interests in the parent LLC became parties to a limited liability company agreement with the parent LLC that sets forth provisions relating to the management and ownership of the parent LLC, including the rights of the Sponsors to appoint members of the parent’s board of directors and the board of managers of the parent LLC. See “Board Composition” in Item II. In addition, the limited liability company agreement provides for, among other things, restrictions on the transferability of equity of the parent LLC, tag-along rights, drag-along rights, rights of first refusal, preemptive rights and information rights.

Without the approval of the Sponsors, subject to certain stated exceptions, the parent LLC may not permit the parent to take certain actions, including:

•
a merger, consolidation or liquidation, dissolution or recapitalization (including dividend distributions and reorganizations), public offerings or other liquidity events, until the fifth anniversary of the closing of the Acquisition;

•	acquisitions or divestitures in excess of $25.0 million at any time prior to the expiration of the lock-up period applicable to the Sponsors following an initial public offering of the parent;

•	the grant, issuance or redemption of capital stock or options at any time prior to the expiration of the lock-up period applicable to the Sponsors following an initial public offering of the parent;

•
amendments to the parent’s certificate of incorporation, by-laws, the Senior Secured Credit Facility or the Indenture governing the Notes at any time prior to the expiration of the lock-up period applicable to the Sponsors following an initial public offering of the parent;

•	transactions with the Sponsors or affiliates or employees of the Sponsors;

•
the hiring, termination or modification of compensation arrangements of our Chief Executive Officer or any of his direct reports at any time prior to the expiration of the lock-up period applicable to the Sponsors following an initial public offering of the parent; and

•
the approval of each annual budget (including management bonus programs) and any material deviation from an approved budget at any time prior to the expiration of the lock-up period applicable to the Sponsors following an initial public offering of the parent.

Registration Rights Agreement

At the closing of the Acquisition, the parent LLC became party to a registration rights agreement with the parent. The registration rights agreement granted the parent LLC customary demand and piggyback registration rights for the benefit of the Sponsors and piggyback registration rights for the benefit of certain members of our management.

Issuance of Membership Interests of the Parent LLC

In connection with the closing of the Acquisition, the parent LLC issued an aggregate of $372.0 million of membership interests to the Sponsors. Veritas Capital and an affiliate of Veritas Capital purchased $172.0 million of membership interests, affiliates of Golden Gate purchased $100.0 million of membership interests and GS Direct purchased $100.0 million of membership interests. At the closing of the Acquisition, certain members of our management purchased an aggregate of approximately $6.4 million of membership interests from the parent LLC and after the closing, GS Direct transferred $16.0 million of membership interests to third party investors.

In addition, certain members of our management have been granted Class B interests in the parent LLC. See “Management—Parent LLC Class B Member Interests.”

Transactions with Goldman, Sachs & Co. and its Affiliates

Goldman, Sachs & Co. is the manager of GS Direct, L.L.C., a private equity fund which owns approximately 22% of the Class A membership interests of the parent LLC.  Bradley J. Gross, a member of the board of directors of the parent and the board of managers of the parent LLC, is a Managing Director of Goldman, Sachs & Co.’s Principal Investment Area.

Under the exchange and registration rights agreement, we agreed to file a market-making prospectus in order to enable Goldman, Sachs & Co. and its affiliates to engage in market-making activities for the Notes. Goldman, Sachs & Co. acted as an Initial Purchaser in the offering of the Notes and received customary fees.  Goldman Sachs Credit Partners L.P., an affiliate of Goldman, Sachs & Co., acted as sole lead arranger, sole bookrunner, administrative agent, collateral agent, and syndication agent under each of our senior secured and unsecured credit facilities.  In addition, Goldman, Sachs & Co., Goldman Sachs Credit Partners L.P. and their affiliates may in the future engage in commercial banking, investment banking or other financial advisory transactions with us and our affiliates.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

KPMG LLP’s fees were $1.9 million in respect of fiscal 2009 and $2.3 million in respect of fiscal 2008 for professional services rendered for the audit of our consolidated annual financial statements and reviews of our quarterly condensed consolidated financial statements included in our Forms 10-Q and services that were required in connection with statutory and regulatory filings and engagements.

Audit-Related Fees

KPMG LLP’s fees were $335,000 in respect of fiscal 2009 and $895,000 in respect of fiscal 2008 for services that are reasonably related to the performance of the audit and review services that are not reported under the preceding paragraph.  These services included review of offering memorandums and other filings and accounting consultations.

Tax Fees

KPMG LLP’s fees were $245,000 in respect of fiscal 2009 and $191,000 in respect of fiscal 2008 for services rendered related to tax compliance, tax advice or tax planning services.

All Other Fees

KPMG LLP did not render other services in fiscal 2009 or 2008.

We do not have an Audit Committee.  The Board of Directors has the responsibility assigned to the Audit Committee.

Our Board of Directors has determined that the provision of services by KPMG LLP is compatible with maintaining the independence of KPMG LLP as our independent registered public accounting firm.

Pre-Approval Policies

Our Board of Directors has determined not to adopt any blanket pre-approval policies.  Instead, the Committee determined that it will, through designated individuals, specifically pre-approve the provision by KPMG LLP of all services.

Our Board of Directors approved all of the services provided by KPMG LLP and described in the preceding paragraphs.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as part of this report:

1. Financial Statements.

Report of Independent Registered Public Accounting Firm	61

Consolidated financial statements:

Balance sheets – June 30, 2009 (Successor) and 2008 (Successor)	62

Statements of operations –
Fiscal Year Ended June 30, 2009 (Successor)
Periods from August 15, 2007 to June 30, 2008 (Successor)
and July 1, 2007 to August 14, 2007 (Predecessor)
Fiscal Year Ended June 30, 2007 (Predecessor)	63

Statements of stockholder’s equity and comprehensive income (loss) –
Fiscal Year Ended June 30, 2009 (Successor)
Periods from August 15, 2007 to June 30, 2008 (Successor)
and July 1, 2007 to August 14, 2007 (Predecessor)
Fiscal Year Ended June 30, 2007 (Predecessor)	64

Statements of cash flows –
Fiscal Year Ended June 30, 2009 (Successor)
Periods from August 15, 2007 to June 30, 2008 (Successor)
and July 1, 2007 to August 14, 2007 (Predecessor)
Fiscal Year Ended June 30, 2007 (Predecessor)	65

Notes to the consolidated financial statements	66 - 114

2. Financial Statement Schedule.

Schedule II – Valuation and Qualifying Account	136

3. Exhibits.

See Index of Exhibits included on page 137

AEROFLEX INCORPORATED
AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Column A	Column B	Column C			Column D		Column E
		Additions
			Charged
	Balance at	Charged to	to other				Balance at
	beginning of	costs and	accounts -		Deductions -		end of
Description	period	expenses	describe		describe		period

YEAR ENDED JUNE 30, 2009:
(Successor Entity)

Allowance for doubtful accounts	$2,683	$1,591	$-		$2,024	(B)	$2,250

PERIOD FROM AUGUST 15, 2007 THROUGH JUNE 30, 2008:
(Successor Entity)

Allowance for doubtful accounts	$1,531	$1,295	$-		$143	(B)	$2,683

PERIOD FROM JULY 1, 2007 THROUGH AUGUST 14, 2007:
(Predecessor Entity)

Allowance for doubtful accounts	$1,589	$(33)	$-		$25	(B)	$1,531

YEAR ENDED JUNE 30, 2007:
(Predecessor Entity)

Allowance for doubtful accounts	$1,273	$416	$25	(A)	$125	(B)	$1,589

Note:	(A) Acquired in purchase of businesses.
(B)  Primarily net write-offs of uncollectible amounts.

EXHIBIT INDEX

Exhibit No.	Exhibit Description

2.1
Agreement and Plan of Merger, dated as of May 25, 2007, among Aeroflex Incorporated, AX Holding Corp. and AX Acquisition Corp. (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed May 29, 2007).

3.1	Amended and Restated Certificate of Incorporation of Aeroflex Incorporated (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed August 17, 2007).
3.2	Bylaws of Aeroflex Incorporated (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed August 17, 2007).
4.1
Indenture, dated as of August 7, 2008, by and among Aeroflex Incorporated, the Guarantor Subsidiaries and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to Registrant’s Registration Statement on Form S-4 (File No. 333-156061) filed January 16, 2009 (“Amendment No. 1 to Registration Statement”)).

4.2	Form of 11.75% Senior Notes due February 15, 2015 (included in Exhibit 4.1)
4.3	Form of Regulation S Temporary Global 11.75% Senior Notes due February 15, 2015 (included in Exhibit 4.1)
4.4
Exchange and Registration Rights Agreement, dated August 7, 2008, by and among Aeroflex Incorporated, the Guarantor Subsidiaries and Goldman, Sachs & Co. (incorporated by  reference to Registrant’s  Registration Statement on Form S-4  (File No. 333-156061) filed December 11, 2008 (“Registration Statement”)).

4.5	Form of Notation of Guarantee (included in Exhibit 4.1).
10.1	Employment Agreement between Aeroflex Incorporated and Harvey R. Blau (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).
10.2
Amendment No. 1 to Employment Agreement between Aeroflex Incorporated and Harvey R. Blau, effective September 1, 1999 (incorporated by reference to  Exhibit 10.17 to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000).

10.3
Amendment No. 2 to Employment Agreement between Aeroflex Incorporated and Harvey R. Blau, effective August 13, 2001 (incorporated by reference to Exhibit 10.16 to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001).

10.4
Amendment No. 3 to Employment Agreement between Aeroflex Incorporated and Harvey R. Blau, effective November 8, 2001 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.5
Executive Employment Agreement between Aeroflex Incorporated and John Adamovich, Jr.,  dated November 9, 2005 (incorporated by reference to Exhibit 10.1 to Registrant’ s Current Report on Form 8-K filed on November 15, 2005).

10.6
Employment Agreement between Aeroflex Incorporated and Charles Badlato, dated November 6, 2003 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).

10.7
Employment Agreement between Aeroflex Incorporated and Carl Caruso, dated November 6, 2003 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).

10.8
Amendment No. 4 to Employment Agreement between Aeroflex Incorporated and Harvey R. Blau, effective as of May 13, 2004 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.9
Amendment No. 1 to Employment Agreement between Aeroflex Incorporated and Carl Caruso, dated March 11, 2005 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed March 31, 2005).

10.10
Amendment No. 5 to Employment Agreement between Aeroflex Incorporated and Harvey R. Blau, effective August 17, 2005 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed August 17, 2005).

10.11
Amendment No. 1 to Employment Agreement between Aeroflex Incorporated and John Adamovich, Jr., effective November 21, 2006 (incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed November 22, 2006).

10.12
Amendment No. 6 to Employment Agreement between Aeroflex Incorporated and Harvey R.  Blau, effective November 21, 2006 (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed November 22, 2006).

10.13
Amendment No. 2 to Employment Agreement between Aeroflex Incorporated and John Adamovich, Jr., effective December 1, 2006 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed February 2, 2007).

10.14
Stock Purchase Agreement, dated as of April 2007, among Aeroflex Incorporated, Micro-Metrics, Inc. and the stockholders set forth therein (incorporated by reference to Exhibit 10.14 to the Registration Statement).

10.15	Employment Agreement between Aeroflex Incorporated and Leonard Borow, dated August 15, 2007 (incorporated by reference to Exhibit 10.15 to the Registration Statement).
10.16	Employment Agreement between Aeroflex Incorporated and John E. Buyko, dated August 15, 2007 (incorporated by reference to Exhibit 10.16 to the Registration Statement).
10.17
Credit and Guaranty Agreement, dated as of August 15, 2007, among Aeroflex Incorporated (as successor to AX Acquisition Corp.), AX Holding Corp., the Guarantor Subsidiaries, the lenders party thereto and Goldman Sachs Credit Partners L.P. (incorporated by reference to Exhibit 10.17 to the Registration Statement).

10.18
Pledge and Security Agreement, dated as of August 15, 2007, by the grantors party thereto in favor of Goldman Sachs Credit Partners L.P., as collateral agent (incorporated by reference to Exhibit 10.18 to the Registration Statement).

10.19
Exchangeable Senior Unsecured Credit and Guaranty Agreement, dated August 15, 2007, among Aeroflex Incorporated (as successor to AX Acquisition Corp.), AX Holding Corp., the Guarantor Subsidiaries, the lenders party thereto, and Goldman Sachs Credit Partners L.P. (incorporated by reference to Exhibit 10.19 to the Registration Statement).

10.20
Advisory Services Agreement, dated August 15, 2007, by and among VGG Holding LLC, AX Holding Corp., Aeroflex Incorporated, Veritas Capital Fund Management, L.L.C., GGC Administration and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.20 to the Registration Statement).

10.21
Senior Subordinated Unsecured Credit and Guaranty Agreement, dated as of September 21, 2007, among Aeroflex Incorporated, certain subsidiaries of Aeroflex Incorporated, the lenders party thereto and Goldman Sachs Credit Partners L.P. (incorporated by  reference to Exhibit 10.21 to the Registration Statement).

10.22
Series A-1 Preferred Stock Purchase Agreement, dated October 1, 2007, by and between Test Evolution Corporation, Lev Alperovich, and Aeroflex Incorporated (incorporated by reference to Exhibit 10.22 to the Registration Statement).

10.23	Amendment No. 2 to Employment Agreement between Aeroflex Incorporated and Carl Caruso, effective December 17, 2007 (incorporated by reference to Exhibit 10.23 to the Registration Statement).
10.24
Stock Purchase Agreement, dated as of May 15, 2008, between Aeroflex Incorporated and STAR Dynamics Holdings, LLC and TAZ Ventures, LLC (incorporated by reference to Exhibit 10.24 to the Registration Statement).

10.25
Share Purchase Agreement, dated as of June 30, 2008, between Aeroflex Incorporated and the Sellers named therein regarding the shares in Gaisler Research AB (incorporated by reference to Exhibit 10.25 to the Registration Statement).

10.26	Amendment No. 1 to Employment Agreement between Aeroflex Incorporated and Charles Badlato, effective July 31, 2008 (incorporated by reference to Exhibit 10.26 to the Registration Statement).
10.27
Amendment No.3 to Employment Agreement between Aeroflex Incorporated and Carl Caruso, effective December 24, 2008 (incorporated by reference to Exhibit 10.27 to Amendment No. 1 to the Registration Statement).

10.28
Amendment No. 1 to Employment Agreement between Aeroflex Incorporated  and Leonard Borow, effective December 31, 2008 (incorporated by reference to Exhibit 10.28 to Amendment No. 1 to the Registration Statement).

10.29
Amendment No. 1 to Employment Agreement between Aeroflex Incorporated and John Buyko, effective December 31, 2008 (incorporated by reference to Exhibit 10.29 to Amendment No. 1 to the Registration Statement).

10.30
Amendment No. 3 to Employment Agreement between Aeroflex Incorporated and John Adamovich, Jr., effective December 31, 2008 (incorporated by  reference to Exhibit 10.30 to Amendment No. 1 to the Registration Statement).

10.31
Amendment No. 2 to Employment Agreement between Aeroflex Incorporated and Charles Badlato, effective December 31, 2008 (incorporated by reference to Exhibit 10.31 to Amendment No. 1 to the Registration Statement).

10.32
Amendment No. 4 to Employment Agreement between Aeroflex Incorporated and Carl Caruso, effective December 31, 2008 (incorporated by reference to Exhibit 10.32 to Amendment No. 1 to the Registration Statement).

14.1*	Code of Ethics for Leonard Borow, President and Chief Executive Officer of Aeroflex Incorporated.
14.2*	Code of Ethics for John Adamovich, Jr., Senior Vice President and Chief Financial Officer of Aeroflex Incorporated.
14.3*	Code of Ethics for Charles Badlato, Vice President – Treasurer of Aeroflex Incorporated.
14.4*	Code of Ethics for Kevin Finnegan, Corporate Controller of Aeroflex Incorporated.
21.1*	Subsidiaries of Aeroflex Incorporated.
31.1*	Certification pursuant to Rules 13a-14(a)/15d-14a as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Rules 13a-14(a)/15d-14a as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification pursuant to Rules 13a-14(a)/15d-14a as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*           Filed herewith

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of September  2009.

AEROFLEX INCORPORATED

By:	/s/ Leonard Borow
Name:	Leonard Borow
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on  September 1, 2009 by the following persons on behalf of Aeroflex Incorporated and in the capacities indicated.

/s/ Robert B. McKeon	Chairman of the Board
Robert B. McKeon

/s/ Leonard Borow	President and Chief Executive Officer, Director
Leonard Borow	(Principal Executive Officer)

/s/ John Adamovich, Jr.	Senior Vice President, Chief Financial Officer and Secretary
John Adamovich, Jr.	(Principal Financial and Accounting Officer)

/s/ Hugh D. Evans	Director
Hugh D. Evans

/s/ Ramzi M. Musallam	Director
Ramzi M. Musallam

/s/ John Buyko	Executive Vice President
John Buyko	President - Aeroflex Microelectronic Solutions, Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

The Registrant has not sent, and does not expect to send, an annual report or proxy statement to security holders.