Form 10-Q
period 2009-09-30
AEROFLEX INC
filed 2009-11-09
CIK 2601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2009
Commission File Number 033-88878

AEROFLEX INCORPORATED

(Exact name of Registrant as specified in its Charter)

DELAWARE	11-1974412
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

35 South Service Road
P.O. Box 6022
Plainview, N.Y.	11803-0622
(Address of principal executive offices)	(Zip Code)

(516) 694-6700
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

November 5, 2009	1,000
(Date)	(Number of Shares)

AEROFLEX INCORPORATED
AND SUBSIDIARIES

INDEX

		PAGE

	PART 1: FINANCIAL INFORMATION

Item 1	UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30, 2009 and June 30, 2009	2

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended September 30, 2009 and 2008	3

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended September 30, 2009 and 2008	4

	NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	5 – 26

Item 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
	RESULTS OF OPERATIONS
	Three Months Ended September 30, 2009 and 2008	26 – 35

Item 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	35

Item 4T	CONTROLS AND PROCEDURES	36

	PART II: OTHER INFORMATION

Item 1	LEGAL PROCEEDINGS	36

Item 1A	RISK FACTORS	36

Item 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	36

Item 3	DEFAULTS UPON SENIOR SECURITIES	36

Item 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	37

Item 5	OTHER INFORMATION	37

Item 6	EXHIBITS	37

SIGNATURES		38

EXHIBIT INDEX		39

CERTIFICATIONS		40 - 44

Aeroflex Incorporated
and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except share and per share data )

	September 30,	June 30,
	2009	2009
Assets
Current assets:
Cash and cash equivalents	$67,004	$57,748
Accounts receivable, less allowance for doubtful accounts of $2,664 and $2,250	89,553	130,429
Inventories	138,004	135,603
Deferred income taxes	35,212	35,164
Prepaid expenses and other current assets	10,557	9,938
Total current assets	340,330	368,882

Property, plant and equipment, net	98,053	100,907
Non-current marketable securities	16,946	17,677
Deferred financing costs, net	24,561	25,754
Other assets	17,615	15,425
Intangible assets with definite lives, net	277,089	292,553
Intangible assets with indefinite lives	111,604	112,266
Goodwill	429,022	428,133

Total assets	$1,315,220	$1,361,597

Liabilities and Stockholder's Equity
Current liabilities:
Current portion of long-term debt	$5,590	$5,590
Accounts payable	26,467	36,574
Advance payments by customers and deferred revenue	24,736	33,418
Income taxes payable	2,936	5,080
Accrued payroll expenses	19,926	18,876
Accrued expenses and other current liabilities	40,067	47,938
Total current liabilities	119,722	147,476

Long-term debt	886,809	883,758
Deferred income taxes	136,625	143,048
Defined benefit plan obligations	6,033	6,079
Other long-term liabilities	19,907	21,476
Total liabilities	1,169,096	1,201,837

Stockholder's equity:
Common stock, par value $.10 per share; authorized 1,000 shares; issued and outstanding 1,000 shares	-	-
Additional paid-in capital	397,131	396,573
Accumulated other comprehensive income (loss)	(48,351)	(54,700)
Accumulated deficit	(202,656)	(182,113)
Total stockholder's equity	146,124	159,760

Total liabilities and stockholder's equity	$1,315,220	$1,361,597

See notes to unaudited condensed consolidated financial statements.

Aeroflex Incorporated and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(In thousands)

	Three Months Ended September 30,
	2009	2008

Net sales	$130,116	$140,845
Cost of sales	65,122	73,486
Gross profit	64,994	67,359

Selling, general and administrative costs	30,238	31,484
Research and development costs	17,181	17,029
Amortization of acquired intangibles	15,605	17,968
Loss on liquidation of foreign subsidiary (Note 10)	7,696	-
	70,720	66,481
Operating income (loss)	(5,726)	878

Other income (expense)
Interest expense	(21,039)	(21,215)
Other income (expense), net	57	3,086
Total other income (expense)	(20,982)	(18,129)

Income (loss) before income taxes	(26,708)	(17,251)
Provision (benefit) for income taxes	(6,165)	(10,354)

Net income (loss)	$(20,543)	$(6,897)

See notes to unaudited condensed consolidated financial statements.

Aeroflex Incorporated
and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(20,543)	$(6,897)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Depreciation and amortization	21,246	23,497
Loss on liquidation of foreign subsidiary	7,696	-
Deferred income taxes	(6,656)	(12,444)
Share based compensation	489	489
Amortization of deferred financing costs	1,193	1,189
Paid in kind interest	4,363	3,888
Other, net	572	605
Change in operating assets and liabilities,
net of effects from purchases of businesses:
Decrease (increase) in accounts receivable	40,066	32,411
Decrease (increase) in inventories	(3,729)	(7,024)
Decrease (increase) in prepaid expenses
and other assets	(2,872)	(9)
Increase (decrease) in accounts payable, accrued
expenses and other liabilities	(28,605)	(7,195)

Net cash provided by (used in) operating activities	13,220	28,510

Cash flows from investing activities:
Capital expenditures	(3,224)	(3,343)
Proceeds from sale of marketable securities	1,000	-
Other, net	(236)	2

Net cash provided by (used in) investing activities	(2,460)	(3,341)

Cash flows from financing activities:
Debt repayments	(1,313)	(1,317)
Debt financing costs	-	(439)
Net cash provided by (used in) financing activities	(1,313)	(1,756)
Effect of exchange rate changes on cash
and cash equivalents	(191)	(4,496)

Net increase (decrease) in cash and cash equivalents	9,256	18,917
Cash and cash equivalents at beginning of period	57,748	54,149
Cash and cash equivalents at end of period	$67,004	$73,066

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

The accompanying unaudited condensed consolidated financial information of Aeroflex Incorporated and subsidiaries (the “Company”, “we”, or “our”) has been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”), and reflects all adjustments, consisting only of normal recurring adjustments, which in management’s opinion are necessary to state fairly the Company’s financial position as of  September 30, 2009, results of operations for the three month periods ended September  30, 2009 and 2008 and cash flows for the three month periods ended September 30, 2009 and 2008. The June 30, 2009 balance sheet information has been derived from audited financial statements, but does not include all information or disclosures required by U.S. GAAP.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of sales and expenses during the reporting period. Actual results may differ from those estimates, and such differences may be material to the financial statements.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended June 30, 2009 included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (the “Fiscal 2009 Form 10-K”).

Results of operations for interim periods are not necessarily indicative of results to be expected for the full fiscal year or any future periods.

Revenue Recognition

We recognize revenue, net of trade discounts and allowances, when (1) persuasive evidence of an arrangement exists, (2) delivery of the product has occurred or the services have been performed, (3) the selling price is fixed or determinable, and (4) collectability of the resulting receivable is reasonably assured.

Our product revenue is generated predominantly from the sales of various types of microelectronic products and test and measurement equipment. For arrangements other than certain long-term contracts, revenue (including shipping and handling fees) is recognized when products are shipped and title has passed to the customer. If title does not pass until the product reaches the customer’s delivery site, recognition of the revenue is deferred until that time. Certain of our sales are to distributors, which have a right to return some portion of product within up to eighteen months of sale. We recognize revenue on these sales at the time of shipment to the distributor, as the returns under these arrangements have been insignificant and can be reasonably estimated. A provision for such estimated returns is recorded at the time revenues are recognized. For transactions that include customer-specified acceptance criteria, including those where acceptance is required upon achievement of performance milestones, revenue is recognized after the acceptance criteria have been met.

Long-term contracts are accounted for by determining estimated contract profit rates and use of the percentage-of-completion method to recognize revenues and associated costs as work progresses. We measure the extent of progress toward completion generally based upon one of the following methods (based upon an assessment of which method most closely aligns to the underlying earnings process): (i) the units-of-delivery method, (ii) the cost-to-cost method, the ratio of contract costs incurred as a percentage of total estimated costs at contract completion (based upon engineering and production estimates), or (iii) the achievement of contractual milestones. Provisions for anticipated losses or revisions in estimated profits on contracts-in-process are recorded in the period in which such anticipated losses or revisions become evident.

Where an arrangement includes only a software license, revenue is recognized when the software is delivered and title has been transferred to the customer or, in the case of electronic delivery of software, when the customer is given access to the licensed software programs. We also evaluate whether persuasive evidence of an arrangement exists, collection of the receivable is probable, the fee is fixed or determinable and whether any other undelivered elements of the arrangement exist for which a portion of the total fee would be allocated based on vendor-specific objective evidence of the fair value of the undelivered element. When a customer purchases software together with post contract support, we allocate a portion of the fee to the post contract support for its fair value based on the contractual renewal rate. Post contract support fees are deferred in Advance Payments by Customers and Deferred Revenue in the consolidated balance sheets, and recognized as revenue ratably over the term of the related contract.

Service revenue is derived from extended warranty, customer support and training. Service revenue is deferred and recognized over the contractual term or as services are rendered and accepted by the customer. For example, customer support contracts are recognized ratably over the contractual term, while training revenue is recognized as the training is provided to the customer. In addition, the four revenue recognition criteria described above must be met before service revenue is recognized.

We use vendor-specific objective evidence of selling price, verifiable objective evidence of selling price, such as third party selling prices, or estimating selling price, in that order,  to allocate revenue to elements in multiple element arrangements. Revenue is recognized on only those elements that meet the four criteria described above.

Effective July 1, 2009, we no longer use the residual method to determine the portion of the arrangement consideration to allocate to undelivered elements of a multiple element arrangement.

At September 30, 2009, we have $24.7 million in Advance Payments by Customers and Deferred Revenue, which is comprised of $10.2 million of customer advance payments primarily for the purchase of materials, $6.5 million of deferred service and software support revenue, $4.2 million of deferred warranty revenue and $3.8 million of revenue deferred due to software arrangements for which there is no vendor specific objective evidence of fair value of the undelivered elements of the arrangements or product delivered to a customer that has not been accepted or is incomplete. We generally sell non-software service and extended warranty contracts on a standalone basis. The amount of deferred revenue at September 30, 2009 and revenue for the three months ended September 30, 2009 derived from non-software multiple element arrangements was insignificant.

The adoption on July 1, 2009 of the guidance issued by the FASB in Accounting Standard Updates 2009-13 and 2009-14 did not have a material impact on our pattern or timing of revenue recognition and is not expected to have a material impact on revenues in future periods. We have one test equipment product line, which includes software that is more than incidental to the hardware component, that prior to July 1, 2009 was accounted for as a software product for revenue recognition purposes. Effective July 1, 2009, the new revenue recognition guidance provides that products such as these that contain software which is essential to overall product functionality are outside the scope of software revenue recognition guidance and are now accounted for under new rules pertaining to revenue arrangements with multiple deliverables.  Although this change had no impact on revenue recognized for the three months ended September 30, 2009, if this product were delivered in a multiple element arrangement in the future, certain revenue recognition could be accelerated. We do not believe that this will result in a material impact on our revenues.

2.    Accounting Pronouncements

Recently Adopted Accounting Pronouncements

On July 1, 2009, we adopted the authoritative implementation guidance issued by the Financial Accounting Standards Board (“FASB”) for fair value measurement for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Adoption of the new guidance did not have a material impact on our financial statements.

On July 1, 2009, we adopted the authoritative guidance issued by the FASB on business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized and measured as a result of business combinations. It also requires the fair value of contingent consideration to be recorded on the acquisition date, the capitalization of in-process research and development at fair value and the expensing of acquisition-related costs as incurred. Adoption of the new guidance, which is effective for acquisitions consummated by us after June 30, 2009, did not have an impact on our consolidated financial statements as of and for the three months ended September 30, 2009.

On July 1, 2009, we adopted the authoritative guidance issued by the FASB for the determination of the useful life of intangible assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This guidance also adds certain disclosures to those already prescribed.  The guidance for determining useful lives must be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements must also be applied prospectively to all intangible assets recognized as of the effective date.  The adoption of this guidance did not have a material impact on our consolidated financial statements for the three months ended September 30, 2009.

In September 2009, we adopted the authoritative guidance issued by the FASB which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with U.S. GAAP.  This guidance explicitly recognizes the rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants.  The Company has updated references to U.S. GAAP in its financial statements issued for the period ended September 30, 2009. The adoption did not have an impact on our consolidated financial statements.

In October 2009, the FASB issued authoritative guidance on revenue recognition that becomes effective for us commencing July 1, 2010.  However, earlier adoption was permitted. Under the new guidance on sales arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration and the use of the relative selling price method is required. The new guidance eliminated the residual method of allocating arrangement consideration to deliverables and includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We chose to early adopt such authoritative guidance on a prospective basis effective July 1, 2009 and, therefore, it has been applied to multiple deliverable revenue arrangements and arrangements for the sale of tangible products with software components entered into or materially modified on or after July 1, 2009.  The adoption of this new guidance did not have a material impact on our financial statements.

In December 2007, the FASB issued guidance which requires that the non-controlling interests in consolidated subsidiaries be presented as a separate component of stockholders’ equity in the balance sheet, that the amount of consolidated net earnings attributable to the parent and the non-controlling interest be separately presented in the statement of earnings, and that the amount of consolidated other comprehensive income attributable to the non-controlling interest be separately disclosed. The standard also requires gains or losses from the sale of stock of subsidiaries where control is maintained to be recognized as an equity transaction. The guidance was effective beginning with the first quarter of the fiscal year 2010 financial reporting.  In connection with the adoption of this guidance, we did not apply the presentation or disclosure provisions to our one non-controlling interest as the effect on our financial statements was insignificant.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities, which is effective for us beginning July 1, 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. We believe adoption of this new guidance will not have a material impact on our financial statements.

3.    Intangible Assets

Intangible Assets with Definite Lives

The components of amortizable intangible assets are as follows:

	September 30, 2009		June 30, 2009
	(In thousands)

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Developed technology	$197,669	$70,343	$197,684	$62,021
Customer related intangibles	216,618	75,759	216,956	69,339
Non-compete arrangements	10,252	3,203	10,090	2,692
Tradenames	2,211	356	2,105	230
Total	$426,750	$149,661	$426,835	$134,282

The aggregate amortization expense for amortizable intangible assets was $15.6 million and $18.0 million for the three months ended September 30, 2009 and 2008, respectively.

The estimated aggregate amortization expense for each of the twelve month periods ending September 30, is as follows:

(In thousands)

2010	$61,547
2011	60,680
2012	59,523
2013	50,298
2014	22,717

Goodwill

The carrying amount of goodwill, by segment, is as follows:

	AMS	ATS	Total
	(In thousands)

Balance at June 30, 2009	$266,813	$161,320	$428,133
Adjustment to goodwill for acquisitions, primarily
for Airflyte Electronics	679	433	1,112
Impact of foreign currency translation	584	(807)	(223)
Balance at September 30, 2009	$268,076	$160,946	$429,022

4.    Restructuring Charges

The following table sets forth the charges and payments related to the restructuring liability for the periods indicated:

	Balance				Balance
	June 30,				September 30,
	2009	Three Months Ended September 30, 2009			2009
				Effect of
	Restructuring			foreign	Restructuring
	Liability	Net Additions	Cash Payments	currency	Liability
	(In thousands)
Work force reduction	$756	$187	$(933)	$(4)	$6

Closure of facilities	1,722	-	(182)	(36)	1,504

Total	$2,478	$187	$(1,115)	$(40)	$1,510

5.     Inventories

Inventories consist of the following:

	September 30,	June 30,
	2009	2009
	(In thousands)

Raw materials	$64,178	$67,388
Work in process	52,284	47,185
Finished goods	21,542	21,030
	$138,004	$135,603

6.     Product Warranty

We warrant our products against defects in design, materials and workmanship, generally for one year from their date of shipment. A provision for estimated future costs relating to these warranties is recorded in cost of sales when the related revenue is recognized. Quarterly we analyze our warranty liability for reasonableness based on a 15-month history of warranty costs incurred, the nature of the products shipped subject to warranty and anticipated warranty trends.

Activity related to our product warranty liability, which is reflected in accrued expenses and other current liabilities in the accompanying consolidated balance sheets, was as follows:

	Three Months	Three Months
	Ended	Ended
	September 30, 2009	September 30, 2008
	(In thousands)

Balance at beginning of period	$2,645	$2,944
Provision for warranty obligations	570	618
Cost of warranty obligations	(555)	(654)
Foreign currency impact	(13)	(100)
Balance at end of period	$2,647	$2,808

7.     Derivative Financial Instruments

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

The fair values of our derivative financial instruments included in the consolidated balance sheet as of September 30, 2009 and June 30, 2009 are presented as follows:

	Asset (Liability) Derivatives
	September 30, 2009		June 30, 2009
	Balance Sheet		Balance Sheet
(In thousands)	Location	Fair Value(1)	Location	Fair Value(1)
Derivatives designated as hedging
instruments:
Interest rate swap contracts	Accrued expenses and other current liabilities	$(451)	Accrued expenses and other current liabilities	$(615)

Interest rate swap contracts	Other long-term liabilities	(14,850)	Other long-term liabilities	(15,006)

Total derivatives designated as hedging instruments		(15,301)		(15,621)

Derivatives not designated as
hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	122	Accrued expenses and other current liabilities	(195)

Total derivatives, net		$(15,179)		$(15,816)

 (1)  See Note 8 for further information about how the fair values of derivative assets and liabilities are determined.

The amounts of the gains and losses related to our derivative financial instruments designated as hedging instruments for the three months ended September 30, 2009 and 2008 are presented as follows:

Amount of Gain or (Loss)
Recognized on Derivatives in
Derivatives in Cash Flow	Other Comprehensive Income
Hedging Relationships	(Effective Portion) (1)
	Three Months	Three Months
	Ended	Ended
	September 30, 2009	September 30, 2008
(In thousands)

Interest rate swap contracts	$(3,081)	$(3,796)

Location of Gain or (Loss)	Amount of Gain or (Loss)
Reclassified from	Reclassified from
Accumulated Other Comprehensive Income	Accumulated Other Comprehensive Income
into Income (Effective Portion)	into Income (Effective Portion) (1)
	Three Months	Three Months
	Ended	Ended
	September 30, 2009	September 30, 2008
(In thousands)

Interest expense	$(3,401)	$(890)

 (1) See Note 11 for additional information on changes to accumulated other comprehensive income (loss).

The amounts of the gains and losses related to our derivative financial instruments not designated as hedging instruments for the three months ended September 30, 2009 and 2008 are presented as follows:

Derivatives Not Designated	Location of Gain or (Loss) Recognized in Earnings on	Amount of Gain or (Loss) Recognized in Earnings on
as Hedging Instruments	Derivative	Derivative
		Three Months	Three Months
		Ended	Ended
		September 30, 2009	September 30, 2008
(In thousands)

Foreign currency forward contracts	Other income (expense)	$318	$(165)

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

Foreign Currency Contract Derivatives

Foreign currency contracts are used to protect us from fluctuations in exchange rates. We enter into foreign currency contracts, which are not designated as hedges. The change in fair value is included in income as it occurs, within other income (expense). As of September 30, 2009, we had $28.4 million of notional value foreign currency forward contracts maturing through October 31, 2009. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts.

8.    Fair Value Measurements

We account for certain assets and liabilities at fair value.  The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring the fair value are observable in the market.  We categorize each of our fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety.  These levels are:

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

Level 3:
Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.  The inputs are unobservable in the market and significant to the instruments’ valuation.

The following table presents for each hierarchy level, financial assets and liabilities measured at fair value on a recurring basis:

	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
As of September 30, 2009	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Assets:
Non-current marketable securities	$-	$-	$16,946	$16,946
Foreign currency forward contracts	-	122	-	122
Total Assets	$-	$122	$16,946	$17,068

Liabilities:
Interest rate swap contracts	$-	$15,301	$-	$15,301

	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
As of June 30, 2009	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Assets:
Non-current marketable securities	$-	$-	$17,677	$17,677
Liabilities:
Foreign currency forward contracts	$-	$195	$-	$195
Interest rate swap contracts	-	15,621	-	15,621
Total Liabilities	$-	$15,816	$-	$15,816

The following table presents the changes in the carrying value of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30, 2009:

Fair Value Measurements
Using Significant
Unobservable Inputs
(Level 3)
Auction
Rate
Securities
(In thousands)

Balance at June 30, 2009	$17,677
Redeemed by the issuer at par	(1,000)
Total unrealized gain (loss) in accumulated other comprehensive income (loss)	269
Balance at September 30, 2009	$16,946

Non-Current Marketable Securities – Non-current marketable securities consist of auction rate securities that currently have no active market from which we could obtain pricing.  We have classified auction rate securities as Level 3 as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities.  Since June 30, 2009, $1.0 million of our auction rate securities were redeemed by the issuer at par.  To date, we have collected all interest payments on all of our auction rate securities when due. Furthermore, we have the intent and are able to hold these securities until the credit markets recover, or until their maturities, which range from 2029 through 2042, if necessary.   However, based on a discounted cash flow analysis, which considered, among other items, the collateral underlying the securities, the credit worthiness of the issuer, the timing of future cash flows and liquidity risks, we have recorded a $2.0 million valuation allowance against the auction rate securities.

As fair values have continued to be below cost, we have considered various factors in determining that at September 30, 2009 a credit loss did not exist and there was no requirement to recognize an other than temporary impairment charge, including the length of time and the extent to which the fair value has been below the cost basis, the timely receipt of all interest payments, the rating of the security, the relatively low volatility of the security’s fair value, the current financial condition of the issuer and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

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

9.    Long Term Debt and Credit Agreements

On August 7, 2008, our 11.75% exchangeable senior unsecured loan in the amount of $225 million with an ultimate maturity on February 15, 2015 was refinanced with unsecured senior notes with the same interest rate and maturity date.  We may prepay the senior notes commencing August 15, 2011 at 105.875% of the principal amount prepaid, which decreases to 102.938% on August 15, 2012 and to 100% on or after August 15, 2013.  In addition, we may redeem up to 35% of the original aggregate principal balance of the senior notes, at any time prior to August 15, 2010, with the net proceeds of certain equity offerings at 111.75% of the principal amount redeemed.  On January 21, 2009, the SEC declared effective our exchange offer registration statement which resulted in the exchange of the unregistered unsecured senior notes for publicly registered 11.75% unsecured senior notes due February 15, 2015 with substantially identical terms as the exchanged notes.  The exchange offer was consummated in March 2009.

As of September 30, 2009, we are in compliance with all of the covenants contained in our loan agreements.

Interest paid was $22.0 million and $11.9 million for the three months ended September 30, 2009 and 2008, respectively.

Accrued interest of $7.4 million and $14.0 million was included in accrued expenses and other current liabilities at September 30, 2009 and June 30, 2009, respectively.

The fair value of our debt instruments are summarized as follows:

	September 30, 2009
	Carrying	Estimated
	Amount	Fair Value
	(In thousands)

Senior secured B-1 term loan	$392,000	$359,660
Senior secured B-2 term loan	122,500	105,350
Senior unsecured notes	225,000	211,500
Senior subordinated unsecured term loan	151,814	135,114
Other	1,085	1,085
Total debt	$892,399	$812,709

The carrying value of debt of $889.3 million as of June 30, 2009 had a fair value of $661.9 million.

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

10.	Loss on Liquidation of Foreign Subsidiary

In connection with the acquisition of one of our Wireless businesses in the U.K. in 2003, we set up a foreign partnership to finance the acquisition.  We invested $19.5 million in the partnership and the partnership advanced those funds to our foreign holding company in the form of a loan, the proceeds of which was used for the acquisition.

During the quarter ended September 30, 2009, the loan was fully repaid to the partnership, with interest, and we received a return of capital and dividends.  The partnership is substantially liquidated.

As a result of changes in foreign currency rates, there was a cumulative translation adjustment of $7.7 million remaining after substantially all of the assets have been returned to us and substantially all of the liabilities have been satisfied.  In accordance with U.S. GAAP, this remaining cumulative translation adjustment has been expensed in the period during which the substantial liquidation of the partnership occurred and presented as a non-cash loss on liquidation of foreign subsidiary in our Condensed Consolidated Statement of Operations for the quarter ended September 30, 2009.  This loss is not deductible for income tax purposes.

11.	Comprehensive Income

The components of comprehensive income (loss) are as follows:

	Three Months	Three Months
	Ended	Ended
	September 30, 2009	September 30, 2008
	(In thousands)

Net income (loss)	$(20,543)	$(6,897)
Increase (decrease) in fair value of interest rate swap contracts, net of tax provision (benefit) of $124 and $(1,075)	196	(1,831)
Valuation allowance against non-current marketable securities	269	(1,198)
Foreign currency translation adjustment	5,884	(21,781)
Total comprehensive income (loss)	$(14,194)	$(31,707)

 Accumulated other comprehensive income (loss) is as follows:

	Unrealized
	Gain (Loss)	Valuation	Minimum
	on Interest	Allowance Against	Pension	Foreign
	Rate Swap	Non-Current	Liability	Currency
	Contracts	Marketable	Adjustment	Translation	Total
	(net of tax)	Securities	(net of tax)	Adjustment	(net of tax)
	(In thousands)

Balance, June 30, 2009	$(9,602)	$(2,268)	$(499)	$(42,331)	$(54,700)
Three months' activity	196	269	-	5,884	6,349
Balance, September 30, 2009	$(9,406)	$(1,999)	$(499)	$(36,447)	$(48,351)

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

In March 2005, we sold the net assets of our shock and vibration control device manufacturing business (“VMC”).  Under the terms of the sale agreements, we retained certain liabilities relating to adverse environmental conditions that existed at the premises occupied by VMC as of the date of sale and recorded a liability for the estimated remediation costs.  The accrued environmental liability at September 30, 2009 is $1.1 million, of which $322,000 is expected to be paid within one year.

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

We are involved in various other ITAR related matters, including some recently identified with the prior practices of a newly acquired business, which have been disclosed to the U.S. Department of State.  Although we are in the process of addressing these matters, we cannot provide assurance that we will be able to adequately correct all possible ITAR violations. At this time it is not possible to determine whether any fines or other penalties will be asserted against us related to these other ITAR matters, or the materiality of any outcome.

On October 14, 2009, BAE Systems Information and Electronic Systems (“BAE”) commenced an action against both us and one of our subsidiaries in the United States District Court for the District of Delaware.  BAE essentially is alleging that under a subcontract it entered into with us in 2002, BAE provided to us certain proprietary information and know how relating to a high performance direct infrared countermeasure system for use in military aircraft and certain other platforms (“DIRCM System”), which enabled us to fabricate for BAE an assembly component of the third generation of the DIRCM System.  BAE is alleging that, in violation of the provisions of the subcontract and a Proprietary Information Agreement, we fabricated or facilitated the fabrication of one or more items that were identical or substantially identical to items that we exclusively fabricated for BAE under the subcontract.  BAE further claims that our actions ostensibly enabled a prime competitor of BAE to build and market, in competition with BAE, an infrared countermeasure system that included an unlawful copy of the component.  Based on these allegations, BAE has asserted claims against us for patent infringement, trade secret misappropriation, breach of contract, conversion and unjust enrichment and has requested, by way of relief, unspecified damages, injunctive relief and an accounting.  We have evaluated BAE’s claims and believe that there is no basis for the allegations or claims made by BAE.  Nevertheless, there can be no assurance that we will prevail in the matter.  We do not believe that the ultimate resolution of this matter will have a material adverse effect on our financial position, results of operations, liquidity or capital resources.

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

We are a manufacturer of advanced technology systems and components for commercial industry, government and defense contractors. Approximately 35.7% of our sales for the three months ended September 30, 2009 and 32.6% for the three months ended September 30, 2008 were to agencies of the United States government or to prime defense contractors or subcontractors of the United States government. No customer constituted more than 10% of sales during any of the periods presented. Inter-segment sales were not material and have been eliminated from the tables below.

The majority of our operations are located in the United States; however, we also have operations in Europe and Asia, with our most significant operations in the United Kingdom (“U.K.”).  Net sales from facilities located in the U.K. were approximately $26.3 million for the three months ended September 30, 2009 and $34.4 million for the three months ended September 30, 2008.  Total assets of the U.K. operations were $164.0 million as of September 30, 2009 and $188.2 million as of June 30, 2009.

Net sales, based on the customers’ locations, attributed to the United States and other regions are as follows:

	Three Months	Three Months
	Ended	Ended
	September 30, 2009	September 30, 2008
	(In thousands)

United States of America	$80,185	$75,015
Europe and Middle East	28,467	37,121
Asia and Australia	19,515	26,886
Other regions	1,949	1,823
	$130,116	$140,845

Selected financial data by segment is as follows:

	Three Months	Three Months
	Ended	Ended
	September 30, 2009	September 30, 2008
	(In thousands)

Net sales:
Microelectronic solutions ("AMS")	$67,361	$67,580
Test solutions ("ATS")	62,755	73,265
Net sales	$130,116	$140,845

Segment adjusted operating income:
- AMS	$15,024	$14,613
- ATS	7,965	9,630
General corporate expense	(2,931)	(2,696)
Adjusted operating income	20,058	21,547

Amortization of acquired intangibles
- AMS	(8,836)	(10,677)
- ATS	(6,769)	(7,291)
Share based compensation
- Corporate	(489)	(489)
Restructuring charges
- ATS	(187)	(402)
Merger related expenses - Corporate	(693)	(634)
Loss on liquidation of foreign subsidiary	(7,696)	-
Current period impact of acquisition
related adjustments:
Inventory - AMS	(246)	-
Depreciation - AMS	(275)	(286)
Depreciation - ATS	(506)	(738)
Depreciation - Corporate	(55)	(55)
Deferred revenue - ATS	(32)	(97)
Operating income (GAAP)	(5,726)	878

Interest expense	(21,039)	(21,215)
Other income (expense), net	57	3,086
Income (loss) before income taxes	$(26,708)	$(17,251)

Management evaluates the operating results of the two segments based upon pre-tax operating income, before costs related to restructuring, amortization of acquired intangibles, share-based compensation, acquired in-process research and development costs, merger related expenses and the impact of any acquisition related adjustments.

14.	Guarantor/Non-Guarantor Financial Information

The following supplemental condensed consolidating financial information sets forth, on an unconsolidated basis, the balance sheets at September 30, 2009 and June 30, 2009 and the statements of operations and cash flows for the three months ended September 30, 2009 and 2008 for Aeroflex Incorporated (the “Parent Company”), the Guarantor Subsidiaries and, on a combined basis, the Non-Guarantor Subsidiaries.  The supplemental condensed consolidating financial information reflects for all fiscal periods presented, the investments of the Parent Company in the Guarantor Subsidiaries as well as the investments of the Parent Company and the Guarantor Subsidiaries in the Non-Guarantor Subsidiaries, in all cases using the equity method.  The Parent Company’s purchase price allocation adjustments, including applicable intangible assets, arising from business acquisitions have been pushed down to the applicable subsidiary columns (see Note 3).

Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2009
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$97,895	$33,390	$(1,169)	$130,116
Cost of sales	-	51,320	14,993	(1,191)	65,122
Gross profit	-	46,575	18,397	22	64,994
Selling, general and administrative costs	4,169	18,213	7,856	-	30,238
Research and development costs	-	10,686	6,495	-	17,181
Amortization of acquired intangibles	-	13,383	2,222	-	15,605
Loss on liquidation of foreign subsidiary	-	7,696	-	-	7,696
Operating income (loss)	(4,169)	(3,403)	1,824	22	(5,726)

Other income (expense):
Interest expense	(21,022)	(17)	-	-	(21,039)
Other income (expense), net	381	(106)	(218)	-	57
Intercompany charges	19,794	(19,318)	(476)	-	-
Income (loss) from continuing operations
before income taxes	(5,016)	(22,844)	1,130	22	(26,708)
Provision (benefit) for income taxes	(4,436)	(2,690)	219	742	(6,165)
Income (loss) from continuing
operations	(580)	(20,154)	911	(720)	(20,543)
Equity income (loss) of subsidiaries	(19,963)	702	-	19,261	-
Net income (loss)	$(20,543)	$(19,452)	$911	$18,541	$(20,543)

Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2008
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$95,641	$46,807	$(1,603)	$140,845
Cost of sales	-	50,454	24,686	(1,654)	73,486
Gross profit	-	45,187	22,121	51	67,359
Selling, general and administrative costs	3,873	17,985	9,626	-	31,484
Research and development costs	-	11,167	5,862	-	17,029
Amortization of acquired intangibles	-	15,313	2,655	-	17,968
Operating income (loss)	(3,873)	722	3,978	51	878

Other income (expense):
Interest expense	(21,183)	(22)	(10)	-	(21,215)
Other income (expense), net	63	242	2,781	-	3,086
Intercompany charges	22,186	(21,573)	(613)	-	-
Income (loss) from continuing operations
before income taxes	(2,807)	(20,631)	6,136	51	(17,251)
Provision (benefit) for income taxes	(1,047)	(7,843)	1,196	(2,660)	(10,354)
Income (loss) from continuing operations	(1,760)	(12,788)	4,940	2,711	(6,897)
Equity in income (loss) of subsidiaries	(5,137)	5,228	-	(91)	-
Net income (loss)	$(6,897)	$(7,560)	$4,940	$2,620	$(6,897)

Condensed Consolidating Balance Sheet
As of September 30, 2009
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$48,316	$(370)	$19,058	$-	$67,004
Accounts receivable, net	-	57,254	32,299	-	89,553
Inventories	-	106,240	32,638	(874)	138,004
Deferred income taxes	3,628	25,693	5,891	-	35,212
Prepaid expenses and other current assets	3,517	3,383	3,657	-	10,557
Total current assets	55,461	192,200	93,543	(874)	340,330

Property, plant and equipment, net	12,722	65,853	19,478	-	98,053
Non-current marketable securities	16,946	-	-	-	16,946
Deferred financing costs, net	24,561	-	-	-	24,561
Other assets	13,009	3,993	613	-	17,615
Intangible assets with definite lives, net	-	239,842	37,247	-	277,089
Intangible assets with indefinite lives	-	85,404	26,200	-	111,604
Goodwill	(10)	389,766	39,266	-	429,022
Total assets	$122,689	$977,058	$216,347	$(874)	$1,315,220

Liabilities and Stockholder's Equity
Current liabilities:
Current portion of long-term debt	$5,250	$340	$-	$-	$5,590
Accounts payable	19	15,175	11,273	-	26,467
Advance payments by customers and deferred revenue	-	13,219	11,517	-	24,736
Income taxes payable	783	(54)	2,207	-	2,936
Accrued payroll expenses	2,023	16,384	1,519	-	19,926
Accrued expenses and other current liabilities	18,277	11,390	10,400	-	40,067
Total current liabilities	26,352	56,454	36,916	-	119,722

Long-term debt	886,064	745	-	-	886,809
Deferred income taxes	(15,552)	136,237	15,199	741	136,625
Defined benefit plan obligations	6,033	-	-	-	6,033
Other long-term liabilities	15,879	1,278	2,750	-	19,907
Intercompany investment	(268,838)	42,289	226,549	-	-
Intercompany receivable/payable	(851,079)	888,345	(36,783)	(483)	-
Total liabilities	(201,141)	1,125,348	244,631	258	1,169,096

Stockholder's equity	323,830	(148,290)	(28,284)	(1,132)	146,124
Total liabilities and stockholder's equity	$122,689	$977,058	$216,347	$(874)	$1,315,220

Condensed Consolidating Balance Sheet
As of June 30, 2009
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$31,221	$(15)	$26,542	$-	$57,748
Accounts receivable, net	-	86,530	43,899	-	130,429
Inventories	-	103,674	32,827	(898)	135,603
Deferred income taxes	3,452	25,681	6,031	-	35,164
Prepaid expenses and other current assets	2,623	2,542	4,773	-	9,938
Total current assets	37,296	218,412	114,072	(898)	368,882

Property, plant and equipment, net	12,720	67,624	20,563	-	100,907
Non-current marketable securities	17,677	-	-	-	17,677
Deferred financing costs, net	25,754	-	-	-	25,754
Other assets	12,551	2,243	631	-	15,425
Intangible assets with definite lives, net	-	253,225	39,328	-	292,553
Intangible assets with indefinite lives	-	85,404	26,862	-	112,266
Goodwill	(10)	388,913	39,230	-	428,133
Total assets	$105,988	$1,015,821	$240,686	$(898)	$1,361,597

Liabilities and Stockholder's Equity
Current liabilities:
Current portion of long-term debt	$5,250	$340	$-	$-	$5,590
Accounts payable	285	20,553	15,736	-	36,574
Advance payments by customers and deferred revenue	-	17,433	15,985	-	33,418
Income taxes payable	587	-	4,493	-	5,080
Accrued payroll expenses	1,600	15,148	2,128	-	18,876
Accrued expenses and other current liabilities	25,418	11,079	11,441	-	47,938
Total current liabilities	33,140	64,553	49,783	-	147,476

Long-term debt	883,013	745	-	-	883,758
Deferred income taxes	(11,453)	138,725	15,776	-	143,048
Defined benefit plan obligations	6,079	-	-	-	6,079
Other long-term liabilities	16,825	1,271	3,380	-	21,476
Intercompany investment	(268,635)	41,022	227,613	-	-
Intercompany receivable/payable	(880,752)	902,126	(20,891)	(483)	-
Total liabilities	(221,783)	1,148,442	275,661	(483)	1,201,837

Stockholder's equity	327,771	(132,621)	(34,975)	(415)	159,760
Total liabilities and stockholder's equity	$105,988	$1,015,821	$240,686	$(898)	$1,361,597

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended September 30, 2009
(In thousands)

			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Cash flows from operating activities:
Net income (loss)	$(20,543)	$(19,452)	$911	$18,541	$(20,543)
Changes in operating assets and liabilities and
non-cash items included in net income (loss)	38,477	21,245	(7,418)	(18,541)	33,763
Net cash provided by (used in) operating activities	17,934	1,793	(6,507)	-	13,220
Cash flows from investing activities:
Capital expenditures	(171)	(2,195)	(858)	-	(3,224)
Proceeds from sale of marketable securities	1,000	-	-	-	1,000
Other, net	(355)	47	72	-	(236)
Net cash provided by (used in) investing activities	474	(2,148)	(786)	-	(2,460)
Cash flows from financing activities:
Debt repayments	(1,313)	-	-	-	(1,313)
Net cash provided by (used in) financing activities	(1,313)	-	-	-	(1,313)
Effect of exchange rate changes on cash and cash
equivalents	-	-	(191)	-	(191)
Net increase (decrease) in cash and cash equivalents	17,095	(355)	(7,484)	-	9,256
Cash and cash equivalents at beginning of period	31,221	(15)	26,542	-	57,748
Cash and cash equivalents at end of period	$48,316	$(370)	$19,058	$-	$67,004

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended September 30, 2008
(In thousands)

			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Cash flows from operating activities:
Net income (loss)	$(6,897)	$(7,560)	$4,940	$2,620	$(6,897)
Changes in operating assets and liabilities and non cash items included in net income (loss)	19,121	10,397	8,509	(2,620)	35,407
Net cash provided by (used in) operating activities	12,224	2,837	13,449	-	28,510
Cash flows from investing activities:
Capital expenditures	(5)	(1,746)	(1,592)	-	(3,343)
Other, net	(13)	-	15	-	2
Net cash provided by (used in) investing activities	(18)	(1,746)	(1,577)	-	(3,341)
Cash flows from financing activities:
Debt repayments	(1,313)	(4)	-	-	(1,317)
Debt financing costs	(439)	-	-	-	(439)
Net cash provided by (used in) financing activities	(1,752)	(4)	-	-	(1,756)
Effect of exchange rate changes on cash and cash equivalents	-	-	(4,496)	-	(4,496)
Net increase in cash and cash equivalents	10,454	1,087	7,376	-	18,917
Cash and cash equivalents at beginning of period	39,285	(2,379)	17,243	-	54,149
Cash and cash equivalents at end of period	$49,739	$(1,292)	$24,619	$-	$73,066

15.	Subsequent Events

The Company evaluated all events or transactions that occurred after September 30, 2009 up through November 6, 2009, the date the Company issued these consolidated financial statements.  Based on that evaluation, we have determined no material events or transactions occurred after September 30, 2009 up through November 6, 2009 that would affect the September 30, 2009 consolidated financial statements.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

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

•	the loss of key employees;

•	terrorist acts or acts of war; and

•	other risks and uncertainties, including those listed under the caption "Risk Factors" disclosed in our Fiscal 2009 Form 10-K.

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

Results of Operations

The following table sets forth our historical results of operations as a percentage of net sales for the periods indicated below:

	Three Months	Three Months
	Ended	Ended
	September 30, 2009	September 30, 2008

Net sales	100.0%	100.0%
Costs of sales	50.0	52.2
Gross profit	50.0	47.8

Operating expenses:
Selling, general and administrative costs	23.3	22.3
Research and development costs	13.2	12.1
Amortization of acquired intangibles	12.0	12.8
Loss on liquidation of foreign subsidiary	5.9	-
Total operating expenses	54.4	47.2

Operating income (loss)	(4.4)	0.6

Other income (expense), net	(16.1)	(12.9)
Income (loss) before income taxes	(20.5)	(12.3)
Provision (benefit) for income taxes	(4.7)	(7.4)

Net income (loss)	(15.8)%	(4.9)%

Statements of Operations

Management evaluates the operating results of the Company’s two segments based upon pre-tax operating income, before costs related to restructuring, amortization of acquired intangibles, share-based compensation, acquired in-process research and development costs, merger related expenses and the impact of any acquisition related adjustments.

	Three Months	Three Months
	Ended	Ended
	September 30, 2009	September 30, 2008
	(In thousands)
Net sales:
Microelectronic solutions ("AMS")	$67,361	$67,580
Test solutions ("ATS")	62,755	73,265
Net sales	$130,116	$140,845

Segment adjusted operating income:
- AMS	$15,024	$14,613
- ATS	7,965	9,630
General corporate expense	(2,931)	(2,696)
Adjusted operating income	20,058	21,547

Amortization of acquired intangibles
- AMS	(8,836)	(10,677)
- ATS	(6,769)	(7,291)
Share based compensation
- Corporate	(489)	(489)
Restructuring charges
- ATS	(187)	(402)
Merger related expenses - Corporate	(693)	(634)
Loss on liquidation of foreign subsidiary	(7,696)	-
Current period impact of acquisition
related adjustments:
Inventory - AMS	(246)	-
Depreciation - AMS	(275)	(286)
Depreciation - ATS	(506)	(738)
Depreciation - Corporate	(55)	(55)
Deferred revenue - ATS	(32)	(97)
Operating income (loss) (GAAP)	(5,726)	878

Interest expense	(21,039)	(21,215)
Other income (expense), net	57	3,086
Income (loss) before income taxes	$(26,708)	$(17,251)

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Net Sales.  Net sales decreased 8% to $130.1 million for the three months ended September 30, 2009 from $140.8 million for the three months ended September 30, 2008.

Net sales in the microelectronic solutions (“AMS”) segment decreased slightly to $67.4 million for the three months ended September 30, 2009 from $67.6 million for the three months ended September 30, 2008.  Increases in sales volumes of $2.4 million of integrated circuits and $2.2 million of microelectronic modules, combined with additional sales of $2.6 million related to our acquisition of Airflyte Electronics in June 2009, were offset by a reduction of $5.0 million in sales of components, due to decreased sales volumes and price concessions created by industry competition, and $2.2 million reduction in sales of motion control products.

Net sales in the test solutions (“ATS”) segment decreased 14% to $62.8 million for the three months ended September 30, 2009 from $73.3 million for the three months ended September 30, 2008.  The change in foreign currency exchange rates has negatively impacted sales by approximately $3.4 million.  Excluding the impact of foreign currency exchange rates, sales in the ATS segment for the three months ended September 30, 2009 decreased approximately $7.2 million.  The decrease was primarily due to lower PXI, radio test, avionics and frequency synthesizer product sales, partially offset by increases in synthetic test system sales.

Gross Profit.  Gross profit equals net sales less cost of sales. Cost of sales includes materials, direct labor, amortization of capitalized software development costs and overhead expenses such as engineering labor, fringe benefits, depreciation, allocable occupancy costs and manufacturing supplies.

On a consolidated basis, gross margin was 50.0% for the three months ended September 30, 2009 and 47.8% for the three months ended September 30, 2008.  Gross margin was adversely affected by purchase accounting adjustments aggregating $714,000 and $612,000 in 2009 and 2008, respectively.

	Gross Profit
Three Months
Ended		% of		% of		% of
September 30,	AMS	Net Sales	ATS	Net Sales	Total	Net Sales
	(In thousands, except percentages)

2009	$30,999	46.0%	$33,995	54.2%	$64,994	50.0%
2008	$32,021	47.4%	$35,338	48.2%	$67,359	47.8%

Gross margins in the AMS segment were 46.0% in 2009 and 47.4% in 2008.  The decrease in gross margins is principally attributable to (i) unfavorable product mix, sale price reductions for certain products and higher inventory costs in components, and (ii) increased sales of motion control products and our acquired company Airflyte Electronics (which have margins lower than the segment average).  The decrease in margins is slightly offset by increased sales of microelectronic modules and integrated circuits (which have margins higher than the segment average).

Gross margins in the ATS segment were 54.2% in 2009 and 48.2% in 2008.  The increase in gross margins is principally attributable to increased sales of wireless and synthetic test products (which have margins higher than the segment average).  The margins of wireless products were also favorably impacted by cost savings resulting from prior year restructuring of our U.K. locations.

Selling, General and Administrative Costs.  Selling, general and administrative costs include office and management salaries, fringe benefits, commissions, insurance and professional fees.

On a consolidated basis SG&A costs decreased $1.2 million.  As a percentage of sales, SG&A increased 100 basis points from the three months ended September 30, 2008 to the three months ended September 30, 2009.

	Selling, General and Administrative Costs
Three Months
Ended		% of		% of			% of
September 30,	AMS	Net Sales	ATS	Net Sales	Corporate	Total	Net Sales
	(In thousands, except percentages)

2009	$9,988	14.8%	$16,082	25.6%	$4,168	$30,238	23.3%
2008	$10,362	15.3%	$17,248	23.5%	$3,874	$31,484	22.3%

In the AMS segment, SG&A costs decreased $374,000, or 4%.  As a percentage of sales, selling, general and administrative costs decreased 50 basis points for AMS.   The components group reduced SG&A costs by $773,000, or 16%, as compared to the prior year, primarily due to cost savings initiatives.  These savings, in the AMS segment, are partially offset by additional costs of $370,000 related to Airflyte Electronics,  acquired in June 2009.

In the ATS segment, SG&A costs decreased $1.2 million, or 7%.  As a percentage of sales, selling, general and administrative costs increased 210 basis points for ATS.  We realized savings of $1.6 million primarily as a result of our prior year efforts to consolidate and reorganize various European locations.  These savings, in the ATS segment, are partially offset by additional costs of $709,000 related to VI Technology, acquired in March 2009.

Corporate general and administrative expenses increased $295,000.

Research and Development Costs. Research and development costs include materials, engineering labor and allocated overhead.   On a consolidated basis, research and development costs increased 110 basis points as a percentage of sales.

	Research and Development Costs
Three Months
Ended		% of		% of		% of
September 30,	AMS	Net Sales	ATS	Net Sales	Total	Net Sales
	(In thousands, except percentages)

2009	$6,508	9.7%	$10,673	17.0%	$17,181	13.2%
2008	$7,331	10.8%	$9,698	13.2%	$17,029	12.1%

AMS segment self-funded research and development costs decreased $823,000, or 11%, primarily due to lower spending on microelectronic modules and components.  As a percentage of sales, research and development costs decreased 110 basis points.

ATS segment self-funded research and development costs increased $975,000, or 10%, primarily due to an increase in our radio test division of $1.9 million, aimed at enhancing existing next generation products, partially offset by a reduction of $1.0 million in our wireless business due to cost savings related to the closing of our Burnham facility and a reduction of wireless related projects.

Amortization of Acquired Intangibles.  Amortization of acquired intangibles decreased $2.4 million in the three months ended September 30, 2009 primarily due to certain intangibles becoming fully amortized in August 2008. This reduction is slightly offset by additional amortization related to our acquisitions of VI Technology in March 2009 and Airflyte Electronics in June 2009.  By segment, the amortization decreased $1.8 million in the AMS segment and $523,000 in the ATS segment.

Loss on Liquidation of Foreign Subsidiary. During the three months ended September 30, 2009, we recognized a $7.7 million non-cash loss on liquidation of a foreign subsidiary. There was no similar charge recorded in the three months ended September 30, 2008.

Other Income (Expense).  Interest expense was $21.0 million in 2009 and $21.2 million in 2008. Other income (expense) was $57,000 for the three months ended September 30, 2009. Other income (expense) of $3.1 million for the three months ended September 30, 2008 consisted primarily of $2.3 million of foreign currency transaction gains and $741,000 of interest and miscellaneous income.

Provision for Income Taxes.   The income tax benefit was $6.2 million for the three months ended September 30, 2009, an effective income tax rate of 23.1%.  We had an income tax benefit for the three months ended September 30, 2008 of $10.4 million, an effective income tax rate of 60.0%. The effective income tax rate for both periods differed from the amount computed by applying the U.S. Federal income tax rate to income before income taxes primarily due to foreign, state and local income taxes.  The tax benefit of $6.2 million in 2009 was also affected by the unfavorable impact of a $7.7 million nondeductible loss on the liquidation of a foreign subsidiary, and the favorable impact of a $10.3 million loss for tax purposes on the write off of our investment in a foreign subsidiary in fiscal 2009.  For financial statement purposes, the loss had been recognized in the prior periods, however, for tax purposes the loss is recognized at the time of divesture, effective September 2009.

In the three months ended September 30, 2009, we paid income taxes of $3.1 million and received tax refunds of $603,000 related to federal, state and foreign income taxes.  In the three months ended September 30, 2008, we paid income taxes of $2.1 million and received refunds of $240,000.

Net income (loss).  The net loss was $20.5 million for the three months ended September 30, 2009 and $6.9 million for the three months ended September 30, 2008.

Liquidity and Capital Resources

As of September 30, 2009, we had $67.0 million of cash and cash equivalents, $220.6 million in working capital and our current ratio was 2.8 to 1.  As of June 30, 2009, we had $57.7 million of cash and cash equivalents, $221.4 million in working capital and our current ratio was 2.5 to 1.

At September 30, 2009, our marketable securities consisted of $16.9 million of auction rate securities, net of a $2.0 million valuation allowance. Auction rate securities represent long-term (generally maturities of ten years to thirty-five years from the date of issuance) variable rate bonds tied to short-term interest rates that are reset through an auction process every seven to thirty-five days, and are classified as available for sale securities. All but one (with the one security having a carrying value of $1.7 million and an A rating) of our auction rate securities retain a triple-A rating by at least one nationally recognized statistical rating organization. In addition, certain of our auction rate securities are backed by student loans whose principal and interest are federally guaranteed by the Family Federal Education Loan Program.

In July 2009, $1.0 million of our auction rate securities, that had been outstanding at June 30, 2009, were redeemed at par. Given the high credit quality of our auction rate securities and our intent and ability to hold these securities until liquidity returns to the market or maturity, we believe we will recover the full remaining principal amount of $18.9 million, in the future. However, at September 30, 2009, we concluded that the fair value of our auction rate securities was $16.9 million. Since many auctions are failing and given that there is currently no active secondary market for our investment in auction rate securities, the determination of fair value was based on the following factors:

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

Our principal liquidity requirements are to service our debt and interest and meet our working capital and capital expenditure needs. As of September 30, 2009, we had $892.4 million of debt outstanding (of which $886.8 million was long-term), including approximately $514.5 million under our senior secured credit facility, $225.0 million of senior unsecured notes and $151.8 million under our senior subordinated unsecured credit facility, including paid-in-kind interest. Additionally, at September 30, 2009 we were able to borrow an additional $50.0 million under the revolving portion of our senior secured credit facility.

The following is a summary of required principal repayments of our debt for the next five years and thereafter as of September 30, 2009:

Twelve Months Ended September 30,	(In thousands)
2010	$5,590
2011	5,610
2012	5,635
2013	5,250
2014	493,500
Thereafter	376,814
Total	$892,399

As of September 30, 2009, we are in compliance with all of the covenants contained in our loan agreements. Certain loan covenants are based on Adjusted EBITDA. Adjusted EBITDA is defined as EBITDA (net income (loss) before interest expense, income taxes, depreciation and amortization), adjusted to add back certain non-cash, non-recurring and other items, as required by various covenants in our debt agreements.  Our use of the term Adjusted EBITDA may vary from others in our industry.  EBITDA and Adjusted EBITDA are not measures of operating income (loss), performance or liquidity under U.S. GAAP and are subject to important limitations.  A reconciliation of net income (loss), which is a U.S. GAAP measure of our operating results, to Adjusted EBITDA, as defined in our debt agreements, is as follows:

	Three Months Ended	Three Months Ended
	September 30, 2009	September 30, 2008
	(In thousands)

Net income (loss)	$(20,543)	$(6,897)
Interest expense	21,039	21,215
Provision (benefit) for income taxes	(6,165)	(10,354)
Depreciation and amortization	21,246	23,497
EBITDA	15,577	27,461

Non-cash purchase accounting adjustments	278	97
Merger related expenses	693	634
Restructuring costs (a)	187	402
Share based compensation (b)	489	489
Non-cash loss on liquidation of foreign subsidiary	7,696	-
Other defined items (c)	(374)	1,696
Adjusted EBITDA	$24,546	$30,779

(a)	Primarily reflects costs associated with the reorganization of our U.K. operations.
(b)	Reflects non-cash share-based compensation expense.
(c)
Reflects other adjustments required in calculating our debt covenant compliance such as pro forma Adjusted EBITDA, for periods prior to the acquisition date, for companies acquired during the year and other non-cash charges.

Financial covenants in the senior secured credit facility include (i) a maximum leverage ratio of total debt (less up to $15 million of cash) to Adjusted EBITDA, as defined in the agreement, and (ii) maximum consolidated capital expenditures.   The maximum leverage ratio permitted for the twelve months ended September 30, 2009 and 2008 was 7.40 and 8.40, respectively, whereas our actual leverage ratio was 6.31 and 6.06, respectively.  For fiscal 2010 and 2011 the maximum leverage ratio permitted decreases to 6.80 and 5.90, respectively.

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

Cash Flows

For the three months ended September 30, 2009, our cash flow provided by operations was $13.2 million.  Our investing activities used cash of $2.5 million, primarily for capital expenditures of $3.2 million, partially offset by proceeds from the sale of marketable securities of $1.0 million. Our financing activities used cash of $1.3 million to repay indebtedness.

For the three months ended September 30, 2008, our cash flow from operations was $28.5 million. Our investing activities used cash of $3.3 million, primarily for capital expenditures.  Our financing activities used cash of $1.8 million, primarily to repay indebtedness ($1.3 million).

Capital Expenditures

Capital expenditures were $3.2 million and $3.3 million for the three months ended September 30, 2009 and 2008, respectively.  Our capital expenditures primarily consist of equipment replacements.

Contractual Obligations

The following table summarizes our obligations and commitments to make future payments under debt, and other obligations as of September 30, 2009:
Payments Due By Period (1)
	(In millions)
					Beyond
	Total	Year 1	Years 2 - 3	Years 4 - 5	5 Years

Senior secured credit facility	$514.5	$5.3	$10.5	$498.7	$-
Senior unsecured notes	225.0	-	-	-	225.0
Subordinated unsecured credit facility	151.8	-	-	-	151.8
Other long-term debt	1.1	0.3	0.8	-	-
Operating leases (2)	22.1	6.8	9.4	3.7	2.2
Employment agreements	8.4	4.2	3.8	0.4	-
Advisory fee (3)	7.9	2.7	4.4	0.8	-
Total	$930.8	$19.3	$28.9	$503.6	$379.0

(1)	Amounts do not include interest payments.

(2)	The Company does not expect any future minimum sub-lease rentals associated with operating lease commitments shown in the above table.

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

In the normal course of business, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. None of these obligations are individually significant. We do not expect that these commitments, as of September 30, 2009, will have a material adverse affect on our liquidity.

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

Critical Accounting Policies and Estimates

This discussion and analysis of the Company’s financial condition and results of operations is based upon the unaudited condensed consolidated financial statements included in this Quarterly Report, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable SEC regulations for preparation of interim financial statements.

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

We are subject to uncertainties such as the impact of future events, economic, environmental and political factors and changes in the business climate; therefore, actual results may differ from those estimates. When no estimate in a given range is deemed to be better than any other when estimating contingent liabilities, the low end of the range is accrued. Accordingly, the accounting estimates in the preparation of our consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Changes in estimates are made when circumstances warrant them. Such changes and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the condensed consolidated financial statements.

We believe that the critical accounting policies involving significant estimates listed below are important to the portrayal of our financial condition, results of operations and cash flows, and require critical management judgments and estimates about matters that are inherently uncertain.

•	Cash and Cash Equivalents

•	Marketable Securities

•	Inventories

•	Financial Instruments and Derivatives

•	Revenue Recognition

•	Acquisition Accounting

•	Long-Lived Assets

•	Research and Development Costs

•	Income Taxes

•	Share Based Compensation

•	Foreign Currency Translations

Further information regarding these policies appears within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.  During the three month period ended September 30, 2009, there were no significant changes to any critical accounting policies or to the related estimates and judgments involved in applying those policies.

Recently Adopted Accounting Pronouncements

See Note 2 of the notes to the condensed consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

See Note 2 of the notes to the condensed consolidated financial statements

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.  We are subject to interest rate risk in connection with borrowings under our senior secured credit facility.  Although we currently have interest rate swap agreements hedging portions of this debt, these will expire before the borrowings are fully repaid. As of September 30, 2009, we have $514.5 million outstanding under the term-loan portion of our senior secured credit facility, the un-hedged portion of which is subject to variable interest rates. Each change of 1% in interest rates would result in a $696,000 change in our annual interest expense on the un-hedged portion of the term-loan borrowings and a $507,000 change in our annual interest expense on the revolving loan borrowings, assuming the entire $50.0 million was outstanding.  Any debt we incur in the future may also bear interest at floating rates.

Foreign Currency Risk.   Foreign currency contracts are used to protect us from exchange rate fluctuation from the time customers are invoiced in local currency until such currency is exchanged for U.S. dollars. We periodically enter into foreign currency contracts, which are not designated as hedges, and the change in the fair value is included in income currently within other income (expense). As of September 30, 2009, we had $28.4 million of notional value foreign currency forward contracts maturing through October 31, 2009. As of September 30, 2008, we had $2.4 million of notional value foreign currency forward contracts maturing through December 2008. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts. The fair value of these contracts at September 30, 2009 and 2008 was immaterial.  If foreign currency exchange rates (primarily the British pound and the Euro) change by 10% from the levels at September 30, 2009, the effect on our comprehensive income would be approximately $19.7 million.

Inflation Risk.  Inflation has not had a material impact on our results of operations or financial condition during the preceding three years.

ITEM 4T.   CONTROLS AND PROCEDURES

Our disclosure controls and procedures under the Securities Exchange Act of 1934, as amended, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Principal Executive Officer and the Principal Financial Officer, with the assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2009 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

On October 14, 2009, BAE Systems Information and Electronic Systems (“BAE”) commenced an action against both us and one of our subsidiaries in the United States District Court for the District of Delaware.  BAE essentially is alleging that under a subcontract it entered into with us in 2002, BAE provided to us certain proprietary information and know how relating to a high performance direct infrared countermeasure system for use in military aircraft and certain other platforms (“DIRCM System”), which enabled us to fabricate for BAE an assembly component of the third generation of the DIRCM System.  BAE is alleging that, in violation of the provisions of the subcontract and a Proprietary Information Agreement, we fabricated or facilitated the fabrication of one or more items that were identical or substantially identical to items that we exclusively fabricated for BAE under the subcontract.  BAE further claims that our actions ostensibly enabled a prime competitor of BAE to build and market, in competition with BAE, an infrared countermeasure system that included an unlawful copy of the component.  Based on these allegations, BAE has asserted claims against us for patent infringement, trade secret misappropriation, breach of contract, conversion and unjust enrichment and has requested, by way of relief, unspecified damages, injunctive relief and an accounting.  We have evaluated BAE’s claims and believe that there is no basis for the allegations or claims made by BAE.  Nevertheless, there can be no assurance that we will prevail in the matter.  We do not believe that the ultimate resolution of this matter will have a material adverse effect on our financial position, results of operations, liquidity or capital resources.

Reference is made to Item 3 of our Fiscal 2009 Form 10-K for information as to other legal matters and proceedings.

Item 1A.  Risk Factors

There have been no material changes in our risk factors disclosed in the Fiscal 2009 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.   Other Information

None

Item 6.   Exhibits

Exhibit No.	Exhibit Description

10.1
Amendment No. 4 to Employment Agreement, dated September 17, 2009, between Aeroflex Incorporated and John Adamovich, Jr. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Aeroflex Incorporated filed on September 21, 2009.)

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

AEROFLEX INCORPORATED
(REGISTRANT)

November 5, 2009	/s/ John Adamovich, Jr.
John Adamovich, Jr.
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description

10.1
Amendment No. 4 to Employment Agreement, dated September 17, 2009, between Aeroflex Incorporated and John Adamovich, Jr. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Aeroflex Incorporated filed on September 21, 2009.)

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