Form 10-Q
period 2009-12-31
AEROFLEX INC
filed 2010-02-11
CIK 2601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2009
Commission File Number 033-88878

AEROFLEX INCORPORATED

(Exact name of Registrant as specified in its Charter)

DELAWARE	11-1974412
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

35 South Service Road
P.O. Box 6022
Plainview, N.Y.	11803-0622
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

February 11, 2010	1,000
(Date)	(Number of Shares)

AEROFLEX INCORPORATED
AND SUBSIDIARIES

INDEX

		PAGE

	PART 1: FINANCIAL INFORMATION

Item 1	UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS	2
	December 31, 2009 and June 30, 2009

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS	3 – 4
	Three Months Ended December 31, 2009 and 2008
	Six Months Ended December 31, 2009 and 2008

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	5
	Six Months Ended December 31, 2009 and 2008

	NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	6 – 29

Item 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
	RESULTS OF OPERATIONS	29 – 40
	Three and Six Months Ended December 31, 2009 and 2008

Item 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	40 – 41

Item 4T	CONTROLS AND PROCEDURES	41

	PART II: OTHER INFORMATION

Item 1	LEGAL PROCEEDINGS	41

Item 1A	RISK FACTORS	42

Item 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	42

Item 3	DEFAULTS UPON SENIOR SECURITIES	42

Item 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	42

Item 5	OTHER INFORMATION	42

Item 6	EXHIBITS	42

SIGNATURES		43

EXHIBIT INDEX		44

CERTIFICATIONS		45 – 49

Aeroflex Incorporated
and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except share and per share data )

	December 31,	June 30,
	2009	2009
Assets
Current assets:
Cash and cash equivalents	$68,799	$57,748
Accounts receivable, less allowance for doubtful accounts of $3,027 and $2,250	117,281	130,429
Inventories	134,901	135,603
Deferred income taxes	37,022	35,164
Prepaid expenses and other current assets	11,563	9,938
Total current assets	369,566	368,882

Property, plant and equipment, net	98,203	100,907
Non-current marketable securities, net	16,899	17,677
Deferred financing costs, net	23,369	25,754
Other assets	18,011	15,425
Intangible assets with definite lives, net	261,701	292,553
Intangible assets with indefinite lives	111,894	112,266
Goodwill	428,886	428,133

Total assets	$1,328,529	$1,361,597

Liabilities and Stockholder's Equity
Current liabilities:
Current portion of long-term debt	$4,203	$5,590
Accounts payable	27,138	36,574
Advance payments by customers and deferred revenue	32,490	33,418
Income taxes payable	4,135	5,080
Accrued payroll expenses	16,016	18,876
Accrued expenses and other current liabilities	50,005	47,938
Total current liabilities	133,987	147,476

Long-term debt	889,990	883,758
Deferred income taxes	149,133	143,048
Defined benefit plan obligations	5,988	6,079
Other long-term liabilities	11,582	21,476
Total liabilities	1,190,680	1,201,837

Stockholder's equity:
Common stock, par value $.10 per share; authorized 1,000 shares; issued and outstanding 1,000 shares	-	-
Additional paid-in capital	397,759	396,573
Accumulated other comprehensive income (loss)	(46,640)	(54,700)
Accumulated deficit	(213,270)	(182,113)
Total stockholder's equity	137,849	159,760

Total liabilities and stockholder's equity	$1,328,529	$1,361,597

See notes to unaudited condensed consolidated financial statements.

Aeroflex Incorporated and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(In thousands)

	Three Months Ended December 31,
	2009	2008

Net sales	$166,739	$156,815
Cost of sales	80,145	83,656
Gross profit	86,594	73,159

Selling, general and administrative costs	31,573	34,174
Research and development costs	17,261	17,075
Amortization of acquired intangibles	15,514	14,622
	64,348	65,871
Operating income	22,246	7,288

Other income (expense)
Interest expense	(21,418)	(21,250)
Other income (expense), net	422	9,327
Total other income (expense)	(20,996)	(11,923)

Income (loss) before income taxes	1,250	(4,635)
Provision (benefit) for income taxes	11,864	(528)

Net income (loss)	$(10,614)	$(4,107)

See notes to unaudited condensed consolidated financial statements.

Aeroflex Incorporated and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(In thousands)

	Six Months Ended December 31,
	2009	2008

Net sales	$296,855	$297,660
Cost of sales	145,267	157,142
Gross profit	151,588	140,518

Selling, general and administrative costs	61,811	65,658
Research and development costs	34,442	34,104
Amortization of acquired intangibles	31,119	32,590
Loss on liquidation of foreign subsidiary (Note 10)	7,696	-
	135,068	132,352
Operating income	16,520	8,166

Other income (expense)
Interest expense	(42,457)	(42,465)
Other income (expense), net	479	12,413
Total other income (expense)	(41,978)	(30,052)

Income (loss) before income taxes	(25,458)	(21,886)
Provision (benefit) for income taxes	5,699	(10,882)

Net income (loss)	$(31,157)	$(11,004)

See notes to unaudited condensed consolidated financial statements.

Aeroflex Incorporated
and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended December 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(31,157)	$(11,004)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	41,774	43,651
Loss on liquidation of foreign subsidiary	7,696	-
Deferred income taxes	2,437	(18,808)
Share based compensation	1,045	977
Amortization of deferred financing costs	2,386	2,399
Paid in kind interest	8,857	7,889
Other, net	646	96
Change in operating assets and liabilities, net of effects from purchases of businesses:
Decrease (increase) in accounts receivable	12,136	12,687
Decrease (increase) in inventories	(358)	(4,698)
Decrease (increase) in prepaid expenses and other assets	(4,319)	1,224
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(19,030)	7,247

Net cash provided by (used in) operating activities	22,113	41,660

Cash flows from investing activities:
Capital expenditures	(8,401)	(8,353)
Proceeds from sale of marketable securities	1,000	-
Proceeds from the sale of property, plant and equipment	845	866
Other, net	(11)	(12)

Net cash provided by (used in) investing activities	(6,567)	(7,499)

Cash flows from financing activities:
Debt repayments	(4,012)	(4,129)
Debt financing costs	-	(340)
Net cash provided by (used in) financing activities	(4,012)	(4,469)
Effect of exchange rate changes on cash and cash equivalents	(483)	(10,177)

Net increase (decrease) in cash and cash equivalents	11,051	19,515
Cash and cash equivalents at beginning of period	57,748	54,149
Cash and cash equivalents at end of period	$68,799	$73,664

See notes to unaudited condensed consolidated financial statements.

AEROFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

We design, engineer and manufacture microelectronics and test solution and measurement equipment that are sold primarily to the broadband communications, aerospace and defense markets.  Our fiscal year ends on June 30.

The accompanying unaudited condensed consolidated financial information of Aeroflex Incorporated and subsidiaries (the “Company”, “we”, or “our”) has been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”), and reflects all adjustments, consisting only of normal recurring adjustments, which in management’s opinion are necessary to state fairly the Company’s financial position as of  December 31, 2009, results of operations for the three and six  month periods ended December  31, 2009 and 2008 and cash flows for the six month periods ended December 31, 2009 and 2008. The June 30, 2009 balance sheet information has been derived from audited financial statements, but does not include all information or disclosures required by U.S. GAAP.

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

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (the “Fiscal 2009 Form 10-K”).

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

Our product revenue is generated predominantly from the sales of various types of microelectronic products and test and measurement equipment. For arrangements other than certain long-term contracts, revenue (including shipping and handling fees) is recognized when products are shipped and title has passed to the customer. If title does not pass until the product reaches the customer’s delivery site, recognition of the revenue is deferred until that time. Certain of our sales are to distributors, which have a right to return some portion of product within eighteen months of sale. We recognize revenue on these sales at the time of shipment to the distributor, as the returns under these arrangements have historically been insignificant and can be reasonably estimated. A provision for such estimated returns is recorded at the time revenues are recognized. For transactions that include customer-specified acceptance criteria, including those where acceptance is required upon achievement of performance milestones, revenue is recognized after the acceptance criteria have been met.

Long-term contracts are accounted for by determining estimated contract profit rates and use of the percentage-of-completion method to recognize revenues and associated costs as work progresses. We measure the extent of progress toward completion generally based upon one of the following methods (based upon an assessment of which method most closely aligns to the underlying earnings process): (i) the units-of-delivery method, (ii) the cost-to-cost method (using the ratio of contract costs incurred as a percentage of total estimated costs at contract completion based upon engineering and production estimates), or (iii) the achievement of contractual milestones. Provisions for anticipated losses or revisions in estimated profits on contracts-in-process are recorded in the period in which such anticipated losses or revisions become evident.

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

We use vendor-specific objective evidence of selling price, verifiable objective evidence of selling price, such as third party selling prices, or estimated selling price, in that order,  to allocate revenue to elements in multiple element arrangements. Revenue is recognized on only those elements that meet the four criteria described above.

Effective July 1, 2009, we no longer use the residual method to determine the portion of the arrangement consideration to allocate to undelivered elements of a multiple element arrangement.

At December 31, 2009, we have $32.5 million in Advance Payments by Customers and Deferred Revenue, which is comprised of $15.3 million of customer advance payments primarily for the purchase of materials, $7.4 million of deferred service and software support revenue, $3.6 million of deferred warranty revenue and $6.2 million of revenue deferred due to software arrangements for which there is no vendor specific objective evidence of fair value of the undelivered elements of the arrangements, contingent revenue, billings for which the related product has not been delivered or product delivered to a customer that has not been accepted or is incomplete. We generally sell non-software service and extended warranty contracts on a standalone basis. The amount of deferred revenue at December 31, 2009 and revenue for the three and six months ended December 31, 2009 derived from non-software multiple element arrangements was insignificant.

The adoption on July 1, 2009 of the guidance issued by the Financial Accounting Standards Board (“FASB”) in Accounting Standard Updates 2009-13 and 2009-14 did not have a material impact on our pattern or timing of revenue recognition and is not expected to have a material impact on revenues in future periods. We have one test equipment product line, which includes software that is more than incidental to the hardware component that, prior to July 1, 2009, was accounted for as a software product for revenue recognition purposes. Effective July 1, 2009, the new revenue recognition guidance provides that products such as these that contain software which is essential to overall product functionality are outside the scope of software revenue recognition guidance and are now accounted for under new rules pertaining to revenue arrangements with multiple deliverables.  Although this change had no impact on revenue recognized for the three and six months ended December 31, 2009, if this product were delivered in a multiple element arrangement in the future, certain revenue recognition could be accelerated. We do not believe that this will result in a material impact on our revenues.

2.	Accounting Pronouncements

Recently Adopted Accounting Pronouncements

On July 1, 2009, we adopted the authoritative implementation guidance issued by the FASB for fair value measurement for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Adoption of the new guidance did not have a material impact on our financial statements.

On July 1, 2009, we adopted the authoritative guidance issued by the FASB on business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized and measured as a result of business combinations. It also requires the fair value of contingent consideration to be recorded on the acquisition date, the capitalization of in-process research and development at fair value and the expensing of acquisition-related costs as incurred. Adoption of the new guidance, which is effective for acquisitions consummated by us after June 30, 2009, did not have an impact on our consolidated financial statements.

On July 1, 2009, we adopted the authoritative guidance issued by the FASB for the determination of the useful life of intangible assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This guidance also adds certain disclosures to those already prescribed.  The guidance for determining useful lives must be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements must also be applied prospectively to all intangible assets recognized as of the effective date.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

In September 2009, we adopted the authoritative guidance issued by the FASB which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with U.S. GAAP.  This guidance explicitly recognizes the rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants.  The Company has updated references to U.S. GAAP in its financial statements issued for the period ended December 31, 2009. The adoption did not have an impact on our consolidated financial statements.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In January 2010, the FASB issued authoritative guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements on a gross basis of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will become effective for us beginning with the third quarter of the fiscal year 2010 financial reporting, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us beginning with the third quarter of the fiscal year 2011 financial reporting. The adoption of this new guidance will not have a material impact on our financial statements.

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

3.	Intangible Assets

Intangible Assets with Definite Lives

The components of amortizable intangible assets are as follows:

	December 31, 2009		June 30, 2009
	(In thousands)

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Developed technology	$197,803	$78,950	$197,684	$62,021
Customer related intangibles	216,784	82,251	216,956	69,339
Non-compete arrangements	10,212	3,621	10,090	2,692
Tradenames	2,185	461	2,105	230
Total	$426,984	$165,283	$426,835	$134,282

The aggregate amortization expense for amortizable intangible assets was $15.5 million and $14.6 million for the three months ended December 31, 2009 and 2008, respectively, and $31.1 million and $32.6 million for the six months ended December 31, 2009 and 2008, respectively.

The estimated aggregate amortization expense for each of the twelve month periods ending December 31, is as follows:

(In thousands)

2010	$61,277
2011	60,720
2012	57,938
2013	43,348
2014	20,300

Goodwill

The carrying amount of goodwill, by segment, is as follows:

	Microelectronic	Test
	Solutions	Solutions	Total
		(In thousands)

Balance at June 30, 2009	$266,813	$161,320	$428,133
Adjustment to goodwill for acquisitions	313	455	768
Impact of foreign currency translation	437	(452)	(15)
Balance at December 31, 2009	$267,563	$161,323	$428,886

4.	Restructuring Charges

The following table sets forth the charges and payments related to the restructuring liability for the periods indicated:

	Balance				Balance
	June 30,				December 31,
	2009	Six Months Ended December 31, 2009			2009
				Effect of
	Restructuring			foreign	Restructuring
	Liability	Net Additions	Cash Payments	currency	Liability
		(In thousands)
Work force reduction	$756	$225	$(970)	$2	$13

Closure of facilities	1,722	26	(302)	(24)	1,422

Total	$2,478	$251	$(1,272)	$(22)	$1,435

5.	Inventories

Inventories consist of the following:
	December 31,	June 30,
	2009	2009
	(In thousands)

Raw materials	$64,142	$67,388
Work in process	47,824	47,185
Finished goods	22,935	21,030
	$134,901	$135,603

6.	Product Warranty

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

Activity related to our product warranty liability, which is reflected in Accrued Expenses and Other Current Liabilities in the accompanying consolidated balance sheets, was as follows:

	Six Months	Six Months
	Ended	Ended
	December 31,	December 31,
	2009	2008
	(In thousands)

Balance at beginning of period	$2,645	$2,944
Provision for warranty obligations	968	1,256
Cost of warranty obligations	(1,083)	(1,446)
Foreign currency impact	(10)	(244)
Balance at end of period	$2,520	$2,510

7.	Derivative Financial Instruments

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

The fair values of our derivative financial instruments included in the consolidated balance sheets as of December 31, 2009 and June 30, 2009 are presented as follows:

	Asset (Liability) Derivatives
	December 31, 2009		June 30, 2009
	Balance Sheet		Balance Sheet
(In thousands)	Location	Fair Value(1)	Location	Fair Value(1)
Derivatives designated as hedging
instruments:
Interest rate swap contracts	Accrued expenses and		Accrued expenses and
	other current liabilities	$(4,925)	other current liabilities	$(615)
Interest rate swap contracts	Other long-term		Other long-term
	liabilities	(7,785)	liabilities	(15,006)

Total derivatives designated as
hedging instruments		(12,710)		(15,621)

Derivatives not designated as
hedging instruments:
Foreign currency forward contracts	Prepaid expenses and		Accrued expenses and
	other current assets	36	other current liabilities	(195)

Total derivatives, net		$(12,674)		$(15,816)

(1)	See Note 8 for further information about how the fair values of derivative assets and liabilities are determined.

The amounts of the gains and losses related to our derivative financial instruments designated as hedging instruments for the three and six months ended December 31, 2009 and 2008 are as follows:

Amount of Gain or (Loss)
Recognized on Derivatives in
Derivatives in Cash Flow	Other Comprehensive Income
Hedging Relationships	(Effective Portion) (1)
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008
(In thousands)

Interest rate swap contracts	$(1,191)	$(18,724)	$(4,271)	$(22,519)

Location of Gain or (Loss)	Amount of Gain or (Loss)
Reclassified from Accumulated	Reclassified from
Other Comprehensive Income	Accumulated Other Comprehensive Income
into Income (Effective Portion)	into Income (Effective Portion) (1)
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008
(In thousands)

Interest expense	$(3,781)	$(1,192)	$(7,182)	$(2,082)

(1)	See Note 11 for additional information on changes to accumulated other comprehensive income (loss).

The amounts of the gains and losses related to our derivative financial instruments not designated as hedging instruments for the three and six months ended December 31, 2009 and 2008 are as follows:

Derivatives Not	Location of Gain or (Loss)	Amount of Gain or (Loss)
Designated as	Recognized in Earnings on	Recognized in Earnings on
Hedging Instruments	Derivative	Derivative
		Three Months	Three Months	Six Months	Six Months
		Ended	Ended	Ended	Ended
		December 31,	December 31,	December 31,	December 31,
		2009	2008	2009	2008
(In thousands)
Foreign currency forward contracts	Other income (expense)	$(87)	$(639)	$231	$(804)

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

Foreign Currency Contract Derivatives

Foreign currency contracts are used to protect us from fluctuations in exchange rates. We enter into foreign currency contracts, which are not designated as hedges. The change in fair value is included in income as it occurs, within other income (expense). As of December 31, 2009, we had $26.7 million of notional value foreign currency forward contracts maturing through January 29, 2010. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts.

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

The following table presents for each hierarchy level, financial assets and liabilities measured at fair value on a recurring basis:

	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
As of December 31, 2009	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Assets:
Non-current marketable securities	$-	$-	$16,899	$16,899
Foreign currency forward contracts	-	36	-	36
Total Assets	$-	$36	$16,899	$16,935

Liabilities:
Interest rate swap contracts	$-	$12,710	$-	$12,710

	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
As of June 30, 2009	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Assets:
Non-current marketable securities	$-	$-	$17,677	$17,677
Liabilities:
Foreign currency forward contracts	$-	$195	$-	$195
Interest rate swap contracts	-	15,621	-	15,621
Total Liabilities	$-	$15,816	$-	$15,816

The following table presents the changes in the carrying value of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended December 31, 2009:
Fair Value Measurements
Using Significant
Unobservable Inputs
(Level 3)
Auction
Rate
Securities
(In thousands)

Balance at June 30, 2009	$17,677
Redeemed by the issuer at par	(1,000)
Total unrealized gain (loss) in accumulated
other comprehensive income (loss)	222
Balance at December 31, 2009	$16,899

Non-Current Marketable Securities – Non-current marketable securities consist of auction rate securities that currently have no active market from which we could obtain pricing.  We have classified auction rate securities as Level 3 as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities.    To date, we have collected all interest payments on all of our auction rate securities when due. Furthermore, we have the intent and are able to hold these securities until the credit markets recover, or until their maturities, which range from 2029 through 2042, if necessary.   However, based on a discounted cash flow analysis, which considered, among other items, the collateral underlying the securities, the credit worthiness of the issuer, the timing of future cash flows and liquidity risks, at December 31, 2009 we have a $2.0 million valuation allowance against the auction rate securities.

As fair values have continued to be below cost, we have considered various factors in determining that at December 31, 2009 a credit loss did not exist and there was no requirement to recognize an other than temporary impairment charge, including the length of time and the extent to which the fair value has been below the cost basis, the timely receipt of all interest payments, the rating of the security, the relatively low volatility of the security’s fair value, the current financial condition of the issuer and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

In July 2009, $1.0 million of our auction rate securities were redeemed by the issuer at par. In January 2010, an additional $4.0 million of our auction rate securities were redeemed by the issuer at 92% of par. The resulting $320,000 realized loss will be recorded in the statement of operations in the third quarter of fiscal 2010. The $4.0 million of auction rate securities redeemed in January 2010 are classified as non-current marketable securities as of December 31, 2009, as we were not aware at the balance sheet date that these auction rate securities would be redeemed.

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

9.	Long Term Debt and Credit Agreements

The fair value of our debt instruments are summarized as follows:

	December 31, 2009
	Carrying	Estimated
	Amount	Fair Value
	(In thousands)

Senior secured B-1 term loan	$389,943	$352,899
Senior secured B-2 term loan	121,857	105,407
Senior unsecured notes	225,000	228,375
Senior subordinated unsecured term loan	156,308	133,643
Other	1,085	1,085
Total debt	$894,193	$821,409

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

As of December 31, 2009, we are in compliance with all of the covenants contained in our loan agreements.

Interest paid was $30.6 million and $21.1 million for the six months ended December 31, 2009 and 2008, respectively. Accrued interest of $14.2 million and $14.0 million was included in accrued expenses and other current liabilities at December 31, 2009 and June 30, 2009, respectively.

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

As a result of changes in foreign currency rates, there was a cumulative translation adjustment of $7.7 million remaining after substantially all of the assets have been returned to us and substantially all of the liabilities have been satisfied.  In accordance with U.S. GAAP, this remaining cumulative translation adjustment has been expensed in the period during which the substantial liquidation of the partnership occurred and presented as a non-cash loss on liquidation of foreign subsidiary in our Condensed Consolidated Statement of Operations for the six months ended December 31, 2009.  This loss is not deductible for income tax purposes.

11.	Comprehensive Income

The components of comprehensive income (loss) are as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008
	(In thousands)

Net income (loss)	$(10,614)	$(4,107)	$(31,157)	$(11,004)
Increase (decrease) in fair value of
interest rate swap contracts, net of tax
provision (benefit) of $961, $(6,487),
$1,086 and $(7,562)	1,629	(11,045)	1,825	(12,875)
Valuation allowance against
non-current marketable securities	(47)	(1,005)	222	(2,203)
Foreign currency translation adjustment,
net of tax provision of $617, $0,
$617 and $0	129	(34,199)	6,013	(55,981)
Total comprehensive income (loss)	$(8,903)	$(50,356)	$(23,097)	$(82,063)

 Accumulated other comprehensive income (loss) is as follows:

	Unrealized
	Gain (Loss)	Valuation	Minimum	Foreign
	on Interest	Allowance Against	Pension	Currency
	Rate Swap	Non-Current	Liability	Translation
	Contracts	Marketable	Adjustment	Adjustment	Total
	(net of tax)	Securities	(net of tax)	(net of tax)	(net of tax)
	(In thousands)

Balance, June 30, 2009	$(9,602)	$(2,268)	$(499)	$(42,331)	$(54,700)
Six months' activity	1,825	222	-	6,013	8,060
Balance, December 31, 2009	$(7,777)	$(2,046)	$(499)	$(36,318)	$(46,640)

The valuation allowance for non-current marketable securities is not adjusted for income taxes as it would create a capital loss carryforward upon realization for which we would record a valuation allowance against the related deferred tax asset.

Prior to fiscal 2009, the foreign currency translation adjustments were not adjusted for income taxes as they related to indefinite investments in non-U.S. subsidiaries.  Deferred U.S. income taxes have been provided on undistributed foreign earnings for years subsequent to fiscal 2008 since we expect that substantially all of these earnings will be distributed to the U.S.  As of December 31, 2009, we have recorded a deferred U.S. income tax on the foreign currency translation adjustment created by the post-fiscal 2008 undistributed foreign earnings.

12.	Legal Matters

In March 2005, we sold the net assets of our shock and vibration control device manufacturing business (“VMC”).  Under the terms of the sale agreements, we retained certain liabilities relating to adverse environmental conditions that existed at the premises occupied by VMC as of the date of sale and recorded a liability for the estimated remediation costs.  The accrued environmental liability at December 31, 2009 is $1.1 million, of which $322,000 is expected to be paid within one year.

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

We are a manufacturer of advanced technology systems and components for commercial industry, government and defense contractors.  Approximately 32% and 39% of our sales for the three months ended December 31, 2009 and 2008, and 34% and 36% of our sales for the six months ended December 31, 2009 and 2008, respectively, were to agencies of the United States government or to prime defense contractors or subcontractors of the United States government. No customer constituted more than 10% of sales during any of the periods presented. Inter-segment sales were not material and have been eliminated from the tables below.

The majority of our operations are located in the United States; however, we also have operations in Europe and Asia, with our most significant foreign operations in the United Kingdom (“U.K.”).  Net sales from facilities located in the U.K. were approximately $29.6 million and $33.4 million for the three months ended December 31, 2009 and 2008 and $55.9 million and $67.8 million for the six months ended December 31, 2009 and 2008, respectively.  Total assets of the U.K. operations were $167.9 million as of December 31, 2009 and $188.2 million as of June 30, 2009.

Net sales, based on the customers’ locations, attributed to the United States and other regions are as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008
	(In thousands)

United States of America	$92,204	$97,042	$172,389	$172,057
Europe and Middle East	34,242	22,777	62,709	59,898
Asia and Australia	36,590	34,176	56,105	61,062
Other regions	3,703	2,820	5,652	4,643
	$166,739	$156,815	$296,855	$297,660

Selected financial data by segment is as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008
	(In thousands)

Net sales:
Microelectronic solutions ("AMS")	$79,160	$70,752	$146,521	$138,332
Test solutions ("ATS")	87,579	86,063	150,334	159,328
Net sales	$166,739	$156,815	$296,855	$297,660

Segment adjusted operating income:
- AMS	$21,887	$15,371	$36,911	$29,984
- ATS	20,186	15,974	28,151	25,604
- General corporate expense	(2,258)	(3,870)	(5,189)	(6,567)
Adjusted operating income	39,815	27,475	59,873	49,021

Amortization of acquired intangibles
- AMS	(8,743)	(8,462)	(17,579)	(19,139)
- ATS	(6,771)	(6,160)	(13,540)	(13,451)
Share based compensation
- Corporate	(556)	(489)	(1,045)	(977)
Restructuring charges
- ATS	(64)	(1,808)	(251)	(2,210)
Merger related expenses - Corporate	(771)	(2,172)	(1,464)	(2,806)
Loss on liquidation of foreign
subsidiary - ATS	-	-	(7,696)	-
Current period impact of acquisition
related adjustments:
Inventory - AMS	-	-	(246)	-
Depreciation - AMS	(265)	(286)	(540)	(572)
Depreciation - ATS	(311)	(676)	(817)	(1,414)
Depreciation - Corporate	(55)	(55)	(110)	(110)
Deferred revenue - ATS	(33)	(79)	(65)	(176)
Operating income (GAAP)	22,246	7,288	16,520	8,166

Interest expense	(21,418)	(21,250)	(42,457)	(42,465)
Other income (expense), net	422	9,327	479	12,413
Income (loss) before income taxes	$1,250	$(4,635)	$(25,458)	$(21,886)

Management evaluates the operating results of the two segments based upon pre-tax operating income, before costs related to restructuring, amortization of acquired intangibles, share-based compensation, loss on liquidation of foreign subsidiary costs, merger related expenses and the impact of any acquisition related adjustments.

14.	Guarantor/Non-Guarantor Financial Information

The following supplemental condensed consolidating financial information sets forth, on an unconsolidated basis, the balance sheets at December 31, 2009 and June 30, 2009, the statements of operations for the three and six months ended December 31, 2009 and 2008 and the statements of cash flows for the six months ended December 31, 2009 and 2008 for Aeroflex Incorporated (the “Parent Company”), the guarantor subsidiaries and, on a combined basis, the non-guarantor subsidiaries.  The supplemental condensed consolidating financial information reflects for all fiscal periods presented, the investments of the Parent Company in the guarantor subsidiaries as well as the investments of the Parent Company and the guarantor subsidiaries in the non-guarantor subsidiaries, in all cases using the equity method.  For purposes of this footnote, guarantor subsidiaries refer to the subsidiaries of the Parent Company that have guaranteed principal debt obligations of the Parent Company.  The Parent Company’s purchase price allocation adjustments, including applicable intangible assets, arising from business acquisitions have been pushed down to the applicable subsidiary columns (see Note 3).

Condensed Consolidating Statement of Operations
For the Three Months Ended December 31, 2009
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$120,120	$47,969	$(1,350)	$166,739
Cost of sales	-	60,394	20,974	(1,223)	80,145
Gross profit	-	59,726	26,995	(127)	86,594
Selling, general and administrative costs	3,640	18,942	8,991	-	31,573
Research and development costs	-	11,460	5,801	-	17,261
Amortization of acquired intangibles	-	13,276	2,238	-	15,514
Operating income (loss)	(3,640)	16,048	9,965	(127)	22,246

Other income (expense):
Interest expense	(21,399)	(17)	(2)	-	(21,418)
Other income (expense), net	(40)	480	(18)	-	422
Intercompany charges	19,797	(19,318)	(479)	-	-
Income (loss) before income taxes	(5,282)	(2,807)	9,466	(127)	1,250
Provision (benefit) for income taxes	(364)	2,199	2,046	7,983	11,864
Equity income (loss) of subsidiaries	(5,696)	6,932	-	(1,236)	-
Net income (loss)	$(10,614)	$1,926	$7,420	$(9,346)	$(10,614)

Condensed Consolidating Statement of Operations
For the Three Months Ended December 31, 2008
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$112,157	$45,852	$(1,194)	$156,815
Cost of sales	-	58,298	26,554	(1,196)	83,656
Gross profit	-	53,859	19,298	2	73,159
Selling, general and administrative costs	6,586	18,345	9,243	-	34,174
Research and development costs	-	11,275	5,800	-	17,075
Amortization of acquired intangibles	-	12,563	2,059	-	14,622
Operating income (loss)	(6,586)	11,676	2,196	2	7,288

Other income (expense):
Interest expense	(21,227)	(23)	-	-	(21,250)
Other income (expense), net	(725)	123	9,929	-	9,327
Intercompany charges	14,726	(14,653)	(73)	-	-
Income (loss) before income taxes	(13,812)	(2,877)	12,052	2	(4,635)
Provision (benefit) for income taxes	(4,387)	(218)	1,507	2,570	(528)
Equity income (loss) of subsidiaries	5,318	10,663	-	(15,981)	-
Net income (loss)	$(4,107)	$8,004	$10,545	$(18,549)	$(4,107)

Condensed Consolidating Statement of Operations
For the Six Months Ended December 31, 2009
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$218,015	$81,359	$(2,519)	$296,855
Cost of sales	-	111,714	35,967	(2,414)	145,267
Gross profit	-	106,301	45,392	(105)	151,588
Selling, general and administrative costs	7,808	37,156	16,847	-	61,811
Research and development costs	-	22,146	12,296	-	34,442
Amortization of acquired intangibles	-	26,659	4,460	-	31,119
Loss on liquidation of foreign subsidiary	-	7,696	-	-	7,696
Operating income (loss)	(7,808)	12,644	11,789	(105)	16,520

Other income (expense):
Interest expense	(42,421)	(34)	(2)	-	(42,457)
Other income (expense), net	341	374	(236)	-	479
Intercompany charges	39,591	(38,636)	(955)	-	-
Income (loss) before income taxes	(10,297)	(25,652)	10,596	(105)	(25,458)
Provision (benefit) for income taxes	(4,799)	(492)	2,265	8,725	5,699
Equity income (loss) of subsidiaries	(25,659)	7,634	-	18,025	-
Net income (loss)	$(31,157)	$(17,526)	$8,331	$9,195	$(31,157)

Condensed Consolidating Statement of Operations
For the Six Months Ended December 31, 2008
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$207,798	$92,659	$(2,797)	$297,660
Cost of sales	-	108,752	51,240	(2,850)	157,142
Gross profit	-	99,046	41,419	53	140,518
Selling, general and administrative costs	10,459	36,330	18,869	-	65,658
Research and development costs	-	22,442	11,662	-	34,104
Amortization of acquired intangibles	-	27,876	4,714	-	32,590
Operating income (loss)	(10,459)	12,398	6,174	53	8,166

Other income (expense):
Interest expense	(42,410)	(45)	(10)	-	(42,465)
Other income (expense), net	(662)	365	12,710	-	12,413
Intercompany charges	36,912	(36,226)	(686)	-	-
Income (loss) before income taxes	(16,619)	(23,508)	18,188	53	(21,886)
Provision (benefit) for income taxes	(5,434)	(8,061)	2,703	(90)	(10,882)
Equity income (loss) of subsidiaries	181	15,891	-	(16,072)	-
Net income (loss)	$(11,004)	$444	$15,485	$(15,929)	$(11,004)

Condensed Consolidating Balance Sheet
As of December 31, 2009
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$53,071	$(640)	$16,368	$-	$68,799
Accounts receivable, net	-	74,068	43,213	-	117,281
Inventories	-	101,847	34,057	(1,003)	134,901
Deferred income taxes	5,365	25,706	5,951	-	37,022
Prepaid expenses and other current assets	2,742	5,285	3,536	-	11,563
Total current assets	61,178	206,266	103,125	(1,003)	369,566

Property, plant and equipment, net	12,561	66,118	19,524	-	98,203
Non-current marketable securities, net	16,899	-	-	-	16,899
Deferred financing costs, net	23,369	-	-	-	23,369
Other assets	13,256	4,417	338	-	18,011
Intangible assets with definite lives, net	-	226,566	35,135	-	261,701
Intangible assets with indefinite lives	-	85,404	26,490	-	111,894
Goodwill	(10)	389,422	39,474	-	428,886
Total assets	$127,253	$978,193	$224,086	$(1,003)	$1,328,529

Liabilities and Stockholder's Equity
Current liabilities:
Current portion of long-term debt	$3,863	$340	$-	$-	$4,203
Accounts payable	32	13,877	13,229	-	27,138
Advance payments by customers and deferred revenue	-	17,110	15,380	-	32,490
Income taxes payable	(591)	(98)	4,824	-	4,135
Accrued payroll expenses	958	13,716	1,342	-	16,016
Accrued expenses and other current liabilities	25,885	11,176	12,944	-	50,005
Total current liabilities	30,147	56,121	47,719	-	133,987

Long-term debt	889,245	745	-	-	889,990
Deferred income taxes	(13,219)	138,492	15,135	8,725	149,133
Defined benefit plan obligations	5,988	-	-	-	5,988
Other long-term liabilities	8,776	1,300	1,506	-	11,582
Intercompany investment	(268,858)	46,154	222,704	-	-
Intercompany receivable/payable	(847,317)	882,523	(34,723)	(483)	-
Total liabilities	(195,238)	1,125,335	252,341	8,242	1,190,680

Stockholder's equity	322,491	(147,142)	(28,255)	(9,245)	137,849
Total liabilities and stockholder's equity	$127,253	$978,193	$224,086	$(1,003)	$1,328,529

Condensed Consolidating Balance Sheet
As of June 30, 2009
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$31,221	$(15)	$26,542	$-	$57,748
Accounts receivable, net	-	86,530	43,899	-	130,429
Inventories	-	103,674	32,827	(898)	135,603
Deferred income taxes	3,452	25,681	6,031	-	35,164
Prepaid expenses and other current assets	2,623	2,542	4,773	-	9,938
Total current assets	37,296	218,412	114,072	(898)	368,882

Property, plant and equipment, net	12,720	67,624	20,563	-	100,907
Non-current marketable securities, net	17,677	-	-	-	17,677
Deferred financing costs, net	25,754	-	-	-	25,754
Other assets	12,551	2,243	631	-	15,425
Intangible assets with definite lives, net	-	253,225	39,328	-	292,553
Intangible assets with indefinite lives	-	85,404	26,862	-	112,266
Goodwill	(10)	388,913	39,230	-	428,133
Total assets	$105,988	$1,015,821	$240,686	$(898)	$1,361,597

Liabilities and Stockholder's Equity
Current liabilities:
Current portion of long-term debt	$5,250	$340	$-	$-	$5,590
Accounts payable	285	20,553	15,736	-	36,574
Advance payments by customers and deferred revenue	-	17,433	15,985	-	33,418
Income taxes payable	587	-	4,493	-	5,080
Accrued payroll expenses	1,600	15,148	2,128	-	18,876
Accrued expenses and other current liabilities	25,418	11,079	11,441	-	47,938
Total current liabilities	33,140	64,553	49,783	-	147,476

Long-term debt	883,013	745	-	-	883,758
Deferred income taxes	(11,453)	138,725	15,776	-	143,048
Defined benefit plan obligations	6,079	-	-	-	6,079
Other long-term liabilities	16,825	1,271	3,380	-	21,476
Intercompany investment	(268,635)	41,022	227,613	-	-
Intercompany receivable/payable	(880,752)	902,126	(20,891)	(483)	-
Total liabilities	(221,783)	1,148,442	275,661	(483)	1,201,837

Stockholder's equity	327,771	(132,621)	(34,975)	(415)	159,760
Total liabilities and stockholder's equity	$105,988	$1,015,821	$240,686	$(898)	$1,361,597

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended December 31, 2009
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$(31,157)	$(17,526)	$8,331	$9,195	$(31,157)
Changes in operating assets and liabilities and
non-cash items included in net income (loss)	56,201	22,336	(16,072)	(9,195)	53,270
Net cash provided by (used in) operating activities	25,044	4,810	(7,741)	-	22,113
Cash flows from investing activities:
Capital expenditures	(171)	(6,172)	(2,058)	-	(8,401)
Proceeds from sale of marketable securities	1,000	-	-	-	1,000
Proceeds from the sale of property, plant and equipment	-	737	108	-	845
Other, net	(11)	-	-	-	(11)
Net cash provided by (used in) investing activities	818	(5,435)	(1,950)	-	(6,567)
Cash flows from financing activities:
Debt repayments	(4,012)	-	-	-	(4,012)
Net cash provided by (used in) financing activities	(4,012)	-	-	-	(4,012)
Effect of exchange rate changes on cash and cash
equivalents	-	-	(483)	-	(483)
Net increase (decrease) in cash and cash equivalents	21,850	(625)	(10,174)	-	11,051
Cash and cash equivalents at beginning of period	31,221	(15)	26,542	-	57,748
Cash and cash equivalents at end of period	$53,071	$(640)	$16,368	$-	$68,799

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended December 31, 2008
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$(11,004)	$444	$15,485	$(15,929)	$(11,004)
Changes in operating assets and liabilities and
non-cash items included in net income (loss)	23,477	5,928	7,330	15,929	52,664
Net cash provided by (used in) operating activities	12,473	6,372	22,815	-	41,660
Cash flows from investing activities:
Capital expenditures	(11)	(5,041)	(3,301)	-	(8,353)
Proceeds from the sale of property, plant and
equipment	-	687	179	-	866
Other, net	(12)	-	-	-	(12)
Net cash provided by (used in) investing activities	(23)	(4,354)	(3,122)	-	(7,499)
Cash flows from financing activities:
Debt repayments	(4,125)	(4)	-	-	(4,129)
Debt financing costs	(340)	-	-	-	(340)
Net cash provided by (used in) financing activities	(4,465)	(4)	-	-	(4,469)
Effect of exchange rate changes on cash and
cash equivalents	-	-	(10,177)	-	(10,177)
Net increase in cash and cash equivalents	7,985	2,014	9,516	-	19,515
Cash and cash equivalents at beginning of period	39,285	(2,379)	17,243	-	54,149
Cash and cash equivalents at end of period	$47,270	$(365)	$26,759	$-	$73,664

15.	Subsequent Events

The Company evaluated all events or transactions that occurred after December 31, 2009 up through February 11, 2010, the date the Company issued these consolidated financial statements.  Based on that evaluation, we have determined no material events or transactions occurred after December 31, 2009 up through February 11, 2010 that would affect the December 31, 2009 consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Report contains "forward-looking statements." All statements other than statements of historical fact are forward-looking statements for purposes of the U.S. federal and state securities laws. These statements may be identified by the use of forward looking terminology such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "plan," "potential," "predict," "should" or "will" or the negative thereof or other variations thereon or comparable terminology.

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

•	adverse developments in general business, economic and political conditions domestically or internationally;

•	our ability to make payments on our significant indebtedness;

•	our ability to remain competitive in the markets we serve;

•	our failure to comply with regulations such as ITAR and any changes in regulations;

•	our inability to continue to develop, manufacture and market innovative products and services that meet customer requirements for performance and reliability;

•	our exposure to foreign currency exchange rate risks;

•	our exposure to auction rate securities and the impact this exposure has on our liquidity;

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

Results of Operations

The following table sets forth our historical results of operations as a percentage of net sales for the periods indicated below:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008

Net sales	100.0%	100.0%	100.0%	100.0%
Costs of sales	48.1	53.3	48.9	52.8
Gross profit	51.9	46.7	51.1	47.2

Operating expenses:
Selling, general and administrative costs	18.9	21.8	20.8	22.0
Research and development costs	10.4	10.9	11.6	11.5
Amortization of acquired intangibles	9.3	9.3	10.5	11.0
Loss on liquidation of foreign subsidiary	-	-	2.6	-
Total operating expenses	38.6	42.0	45.5	44.5

Operating income (loss)	13.3	4.7	5.6	2.7

Interest expense	(12.9)	(13.6)	(14.3)	(14.3)
Other income (expense), net	0.3	6.0	0.1	4.2
Income (loss) before income taxes	0.7	(2.9)	(8.6)	(7.4)
Provision (benefit) for income taxes	7.1	(0.3)	1.9	(3.7)

Net income (loss)	(6.4)%	(2.6)%	(10.5)%	(3.7)%

Statements of Operations

Management evaluates the operating results of the Company’s two segments based upon pre-tax operating income, before costs related to restructuring, amortization of acquired intangibles, share-based compensation, loss on liquidation of foreign subsidiary, merger related expenses and the impact of any acquisition related adjustments.
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008
	(In thousands)

Net sales:
Microelectronic solutions ("AMS")	$79,160	$70,752	$146,521	$138,332
Test solutions ("ATS")	87,579	86,063	150,334	159,328
Net sales	$166,739	$156,815	$296,855	$297,660

Segment adjusted operating income:
- AMS	$21,887	$15,371	$36,911	$29,984
- ATS	20,186	15,974	28,151	25,604
- General corporate expense	(2,258)	(3,870)	(5,189)	(6,567)
Adjusted operating income	39,815	27,475	59,873	49,021

Amortization of acquired intangibles
- AMS	(8,743)	(8,462)	(17,579)	(19,139)
- ATS	(6,771)	(6,160)	(13,540)	(13,451)
Share based compensation
- Corporate	(556)	(489)	(1,045)	(977)
Restructuring charges
- ATS	(64)	(1,808)	(251)	(2,210)
Merger related expenses - Corporate	(771)	(2,172)	(1,464)	(2,806)
Loss on liquidation of foreign
subsidiary - ATS	-	-	(7,696)	-
Current period impact of acquisition
related adjustments:
Inventory - AMS	-	-	(246)	-
Depreciation - AMS	(265)	(286)	(540)	(572)
Depreciation - ATS	(311)	(676)	(817)	(1,414)
Depreciation - Corporate	(55)	(55)	(110)	(110)
Deferred revenue - ATS	(33)	(79)	(65)	(176)
Operating income (GAAP)	22,246	7,288	16,520	8,166

Interest expense	(21,418)	(21,250)	(42,457)	(42,465)
Other income (expense), net	422	9,327	479	12,413
Income (loss) before income taxes	$1,250	$(4,635)	$(25,458)	$(21,886)

Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008

Net Sales.  Net sales increased 6% to $166.7 million for the three months ended December 31, 2009 from $156.8 million for the three months ended December 31, 2008.

Net sales in the microelectronic solutions (“AMS”) segment increased 12% to $79.2 million for the three months ended December 31, 2009 from $70.8 million for the three months ended December 31, 2008.  Increases in sales volumes of integrated circuits ($4.0 million) and microelectronic modules ($3.8 million),  combined with sales of $2.7 million from Airflyte Electronics, acquired in June 2009, were offset by the reduction of $2.0 million in sales of components due to decreased sales volumes and price concessions created by industry competition.

Net sales in the test solutions (“ATS”) segment increased 2% to $87.6 million for the three months ended December 31, 2009 from $86.1 million for the three months ended December 31, 2008.  The increase was primarily due to additional sales of wireless products of $7.4 million combined with sales of $3.8 million from VI Technology, acquired in March 2009, and was largely offset by a reduction in sales of PXI and other test equipment products.

Gross Profit.  Gross profit equals net sales less cost of sales. Cost of sales includes materials, direct labor, amortization of capitalized software development costs and overhead expenses such as engineering labor, fringe benefits, depreciation, allocable occupancy costs and manufacturing supplies.

On a consolidated basis, gross margin was 51.9% for the three months ended December 31, 2009 and 46.7% for the three months ended December 31, 2008.  Gross margin was adversely affected by purchase accounting adjustments aggregating $402,000 in 2009 and $572,000 in 2008.

	Gross Profit
Three Months
Ended		% of		% of		% of
December 31,	AMS	Net Sales	ATS	Net Sales	Total	Net Sales
	(In thousands, except percentages)

2009	$39,202	49.5%	$47,392	54.1%	$86,594	51.9%
2008	$33,076	46.7%	$40,083	46.6%	$73,159	46.7%

Gross margins in the AMS segment were 49.5% in 2009 and 46.7% in 2008.  The increase in gross margins is principally attributable to (i) increased sales of integrated circuits and microelectronics modules (which have margins higher than the segment average) and decreased sales of components and motion control products (which have margins lower than the segment average).

Gross margins in the ATS segment were 54.1% in 2009 and 46.6% in 2008.  The increase in gross margins is principally attributable to increased sales of wireless test products, which have margins higher than the segment average.

Selling, General and Administrative Costs.  Selling, general and administrative costs include office and management salaries, fringe benefits, commissions, insurance and professional fees.

On a consolidated basis SG&A costs decreased $2.6 million.  As a percentage of sales, SG&A costs decreased 290 basis points from the three months ended December 31, 2008 to the three months ended December 31, 2009.

	Selling, General and Administrative Costs
Three Months
Ended		% of		% of			% of
December 31,	AMS	Net Sales	ATS	Net Sales	Corporate	Total	Net Sales
	(In thousands, except percentages)

2009	$10,595	13.4%	$17,338	19.8%	$3,640	$31,573	18.9%
2008	$10,723	15.2%	$16,865	19.6%	$6,586	$34,174	21.8%

In the AMS segment, SG&A costs decreased $128,000 or 1%.  As a percentage of sales, SG&A costs decreased 180 basis points for AMS. The components product group reduced SG&A costs by $799,000, as compared to the prior year, primarily due to cost savings initiatives.  These savings, in the AMS segment, are partially offset by additional costs of $408,000 related to Airflyte Electronics, acquired in June 2009.

In the ATS segment, SG&A costs increased $473,000 or 3%.  As a percentage of sales, SG&A costs increased 20 basis points for ATS.  The increase primarily relates to additional costs of $684,000 related to VI Technology, acquired in March 2009.

Corporate general and administrative expenses decreased $2.9 million, primarily due to reductions in merger related expenses ($1.4 million) and various other expenses including professional fees and employee related expenses.

Research and Development Costs. Research and development costs include materials, engineering labor and allocated overhead. On a consolidated basis, research and development costs decreased 50 basis points as a percentage of sales.

	Research and Development Costs
Three Months
Ended		% of		% of		% of
December 31,	AMS	Net Sales	ATS	Net Sales	Total	Net Sales
	(In thousands, except percentages)

2009	$6,986	8.8%	$10,275	11.7%	$17,261	10.4%
2008	$7,268	10.3%	$9,807	11.4%	$17,075	10.9%

AMS segment self-funded research and development costs decreased $282,000, or 4%, primarily due to lower spending on components.  As a percentage of sales, research and development costs decreased 150 basis points.

ATS segment self-funded research and development costs increased $468,000, or 5%, primarily due to efforts aimed at enhancing existing next generation radio test products.  As a percentage of sales, research and development costs increased 30 basis points.

Amortization of Acquired Intangibles.  Amortization of acquired intangibles increased $892,000 in the three months ended December 31, 2009 primarily due to increases for recently acquired businesses.  By segment, amortization increased $281,000 in the AMS segment primarily due to additional amortization of $290,000 for Airflyte Electronics, acquired in June 2009.  Amortization increased $611,000 in the ATS segment, primarily due to additional amortization of $594,000 for VI Technology, acquired in March 2009.

Other Income (Expense).  Interest expense was $21.4 million in 2009 and $21.3 million in 2008. Other income (expense) of $422,000 for the three months ended December 31, 2009 consisted primarily of $768,000 of interest and miscellaneous income offset by $346,000 of foreign currency transaction losses.  Other income (expense) of $9.3 million for the three months ended December 31, 2008 consisted primarily of $8.8 million of foreign currency transaction gains and $506,000 of interest and miscellaneous income.

Provision for Income Taxes.   The income tax provision was $11.9 million for the three months ended December 31, 2009 on pre-tax income of $1.3 million.  We had an income tax benefit for the three months ended December 31, 2008 of $528,000, an effective income tax rate of 11.4%. The effective income tax rate for both periods differed from the amount computed by applying the U.S. Federal income tax rate to income before income taxes primarily due to foreign, state and local income taxes.  The combination of U.S. tax benefits on domestic losses and foreign and domestic taxes on foreign earnings (as we expect that substantially all these earnings will be distributed to the U.S.) distorts the effective tax rate.

In the three months ended December 31, 2009, we paid income taxes of $1.5 million and received tax refunds of $29,000 related to federal, state and foreign income taxes.  In the three months ended December 31, 2008, we paid income taxes of $372,000.

Net income (loss).  The net loss was $10.6 million for the three months ended December 31, 2009 and $4.1 million for the three months ended December 31, 2008.

Six Months Ended December 31, 2009 Compared to Six Months Ended December 31, 2008

Net Sales.  Net sales were $296.9 million for the six months ended December 31, 2009 and $297.7 million for the six months ended December 31, 2008.

Net sales in the AMS segment increased 6% to $146.5 million for the six months ended December 31, 2009 from $138.3 million for the six months ended December 31, 2008.  Increases in sales volumes of $6.4 million of integrated circuits and $6.0 million of microelectronic modules, combined with sales of $5.3 million from Airflyte Electronics, acquired in June 2009, were partially offset by a reduction of $7.1 million in sales of components, due to decreased sales volumes and price concessions created by industry competition, and a $2.6 million reduction in motion control products.

Net sales in the ATS segment decreased 6% to $150.3 million for the six months ended December 31, 2009 from $159.3 million for the six months ended December 31, 2008.  Increases in wireless test products, synthetic test products and additional sales of $7.3 million from VI Technology, acquired in March 2009, were more than offset by the decrease in sales volumes of PXI and other test equipment products.

Gross Profit.  On a consolidated basis, gross margin was 51.1% for the six months ended December 31, 2009 and 47.2% for the six months ended December 31, 2008.

	Gross Profit
Six Months
Ended		% of		% of		% of
December 31,	AMS	Net Sales	ATS	Net Sales	Total	Net Sales
	(In thousands, except percentages)

2009	$70,201	47.9%	$81,387	54.1%	$151,588	51.1%
2008	$65,096	47.1%	$75,422	47.3%	$140,518	47.2%

Gross margins in the AMS segment were 47.9% in 2009 and 47.1% in 2008.  Margins were favorably impacted by increased sales of microelectronic modules and integrated circuits (which have margins higher than the segment average), offset by unfavorable product mix and sale price reductions for certain products in components.

Gross margins in the ATS segment were 54.1% in 2009 and 47.3% in 2008.  The increase in gross margins is principally attributable to increased sales of wireless products, which have margins higher than the segment average.

Selling, General and Administrative Costs.  On a consolidated basis SG&A costs decreased $3.8 million.  As a percentage of sales, SG&A costs decreased 120 basis points from the six months ended December 31, 2008 to the six months ended December 31, 2009.

	Selling, General and Administrative Costs
Six Months
Ended		% of		% of			% of
December 31,	AMS	Net Sales	ATS	Net Sales	Corporate	Total	Net Sales
	(In thousands, except percentages)

2009	$20,583	14.0%	$33,420	22.2%	$7,808	$61,811	20.8%
2008	$21,085	15.2%	$34,114	21.4%	$10,459	$65,658	22.0%

In the AMS segment, SG&A costs decreased $502,000, or 2%.  As a percentage of sales, SG&A costs decreased 120 basis points for AMS.  The components group reduced SG&A costs by $1.6 million, primarily due to cost savings initiatives.  These savings, in the AMS segment, are partially offset by additional costs of $779,000 related to Airflyte Electronics, acquired in June 2009.

In the ATS segment, SG&A costs decreased $694,000, or 2%.  This was primarily the result of a decrease of $1.7 million due to cost savings initiatives and efforts to consolidate and reorganize our various European locations, partially offset by additional costs of $1.4 million related to VI Technology, acquired in March 2009.  As a percentage of sales, SG&A costs increased 80 basis points for ATS.

Corporate general and administrative expenses decreased $2.7 million, primarily due to reductions in merger related expenses and other professional fees.

Research and Development Costs.  On a consolidated basis, research and development costs increased 10 basis points as a percentage of sales.

	Research and Development Costs
Six Months
Ended		% of		% of		% of
December 31,	AMS	Net Sales	ATS	Net Sales	Total	Net Sales
	(In thousands, except percentages)

2009	$13,493	9.2%	$20,949	13.9%	$34,442	11.6%
2008	$14,599	10.6%	$19,505	12.2%	$34,104	11.5%

AMS segment self-funded research and development costs decreased $1.1 million, or 8%, primarily due to lower spending on microelectronic modules and components.  As a percentage of sales, research and development costs decreased 140 basis points.

ATS segment self-funded research and development costs increased $1.4 million, or 7%, primarily due to the development of products within our radio and avionics test division and PXI-related products in wireless.  As a percentage of sales, research and development costs increased 170 basis points.

Amortization of Acquired Intangibles.  Amortization of acquired intangibles decreased $1.5 million in the six months ended December 31, 2009 primarily due to certain intangibles becoming fully amortized during the first quarter of fiscal 2009. The decrease is offset by additional amortization related to VI Technology, acquired in March 2009, of $1.2 million and Airflyte, acquired in June 2009, of $581,000. By segment, the amortization decreased $1.6 million in the AMS segment and increased $89,000 in the ATS segment.

Loss on Liquidation of Foreign Subsidiary. During the six months ended December 31, 2009, we recognized a $7.7 million non-cash loss on liquidation of a foreign subsidiary.  There was no similar charge recorded in the six months ended December 31, 2008.

Other Income (Expense).  Interest expense was $42.5 million in both 2009 and 2008. Other income (expense) was $479,000 for the six months ended December 31, 2009 consisting primarily of $1.1 million of interest and miscellaneous income, offset by $584,000 of foreign currency transaction losses.  Other income (expense) of $12.4 million for the six months ended December 31, 2008 consisted primarily of $11.2 million of foreign currency transaction gains and $1.2 million of interest and miscellaneous income.

Provision for Income Taxes.   The income tax provision was $5.7 million for the six months ended December 31, 2009, on pre-tax loss of $25.5 million.  We had an income tax benefit for the six months ended December 31, 2008 of $10.9 million, an effective income tax rate of 49.7%. The effective income tax rate for both periods differed from the amount computed by applying the U.S. Federal income tax rate to income before income taxes primarily due to foreign, state and local income taxes.  The provisions are a combination of U.S. tax benefits on domestic losses and foreign and domestic taxes provided on foreign earnings as we expect that substantially all these earnings will be distributed to the U.S. The projected provision of U.S. taxes on foreign source income for fiscal 2010 in relation to the fiscal 2010 pre-tax projected amounts resulted in a negative effective tax rate for fiscal 2010, which when applied to the pre-tax loss for the six months ended December 31, 2009, resulted in a tax expense of $5.7 million.

In the six months ended December 31, 2009, we paid income taxes of $4.5 million and received tax refunds of $631,000 related to federal, state and foreign income taxes.  In the six months ended December 31, 2008, we paid income taxes of $2.4 million.

Net income (loss).  The net loss was $31.2 million for the six months ended December 31, 2009 and $11.0 million for the six months ended December 31, 2008.

Liquidity and Capital Resources

As of December 31, 2009, we had $68.8 million of cash and cash equivalents, $235.6 million in working capital and our current ratio was 2.8 to 1.  As of June 30, 2009, we had $57.7 million of cash and cash equivalents, $221.4 million in working capital and our current ratio was 2.5 to 1.

At December 31, 2009, our gross investment in marketable securities consisted of $18.9 million of auction rate securities. Auction rate securities represent long-term (generally maturities of ten years to thirty-five years from the date of issuance) variable rate bonds tied to short-term interest rates that are reset through an auction process every seven to thirty-five days, and are classified as available for sale securities. All but one (with the one security having a carrying value of $1.7 million and an A rating) of our auction rate securities retain a triple-A rating by at least one nationally recognized statistical rating organization. In addition, certain of our auction rate securities are backed by student loans whose principal and interest are federally guaranteed by the Family Federal Education Loan Program.

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

In July 2009, $1.0 million of our auction rate securities were redeemed by the issuer at par.  In January 2010, an additional $4.0 million of our auction rate securities were redeemed by the issuer at 92% of par.  The resulting $320,000 realized loss will be recorded in the statement of operations in the third quarter of fiscal 2010.  Since February 2008, when auctions began to fail, through February 2010, $31.5 million of auction rate securities were redeemed at par, except for the January 2010 redemption discussed above. Given the high credit quality of our auction rate securities and our intent and ability to hold these securities until liquidity returns to the market or maturity, we believe we will recover the full remaining principal amount in the future. However, at December 31, 2009, we concluded that the fair value of our auction rate securities was $16.9 million, which reflects a $2.0 million valuation allowance.

Should credit market disruptions continue or increase in magnitude, we may be required to record a further impairment on our investments or consider that an ultimate liquidity event may take longer than currently anticipated.

Our principal liquidity requirements are to service our debt and interest and meet our working capital and capital expenditure needs. As of December 31, 2009, we had $894.2 million of debt outstanding (of which $890.0 million was long-term), including approximately $511.8 million under our senior secured credit facility, $225.0 million of senior unsecured notes and $156.3 million under our senior subordinated unsecured credit facility, including paid-in-kind interest. Additionally, at December 31, 2009 we were able to borrow an additional $50.0 million under the revolving portion of our senior secured credit facility.

The following is a summary of required principal repayments of our debt for the next five years and thereafter as of December 31, 2009:

Twelve Months Ended December 31,	(In thousands)
2010	$4,203
2011	5,610
2012	5,635
2013	5,250
2014	492,187
Thereafter	381,308
Total	$894,193

As of December 31, 2009, we are in compliance with all of the covenants contained in our loan agreements. Certain loan covenants are based on Adjusted EBITDA. Adjusted EBITDA is defined as EBITDA (net income (loss) before interest expense, income taxes, depreciation and amortization) adjusted to add back certain non-cash, non-recurring and other items, as required by various covenants in our debt agreements.  Our use of the term Adjusted EBITDA may vary from others in our industry.  EBITDA and Adjusted EBITDA are not measures of operating income (loss), performance or liquidity under U.S. GAAP and are subject to important limitations.  A reconciliation of net income (loss), which is a U.S. GAAP measure of our operating results, to Adjusted EBITDA, as defined in our debt agreements, is as follows:

	Three Months ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
	(In thousands)

Net income (loss)	$(10,614)	$(4,107)	$(31,157)	$(11,004)
Interest expense	21,418	21,250	42,457	42,465
Provision (benefit) for income taxes	11,864	(528)	5,699	(10,882)
Depreciation and amortization	20,528	20,154	41,774	43,651
EBITDA	43,196	36,769	58,773	64,230

Non-cash purchase accounting adjustments	33	79	311	176
Merger related expenses	771	2,172	1,464	2,806
Restructuring costs (a)	64	1,808	251	2,210
Share based compensation (b)	556	489	1,045	977
Non-cash loss on liquidation of foreign subsidiary	-	-	7,696	-
Other defined items (c)	32	5,278	(342)	6,975
Adjusted EBITDA	$44,652	$46,595	$69,198	$77,374

(a)	Primarily reflects costs associated with the reorganization of our U.K. operations.
(b)	Reflects non-cash share-based compensation expense.
(c)
Reflects other adjustments required in calculating our debt covenant compliance such as pro forma Adjusted EBITDA, for periods prior to the acquisition date, for companies acquired during the year and other non-cash charges.

Financial covenants in the senior secured credit facility include (i) a maximum leverage ratio of total debt (less up to $15 million of cash) to Adjusted EBITDA, as defined in the agreement, and (ii) maximum consolidated capital expenditures.   The maximum leverage ratio permitted for the twelve months ended December 31, 2009 and 2008 was 7.30 and 8.20, respectively, whereas our actual leverage ratio was 6.41 and 5.75, respectively.  For fiscal 2010 and 2011 the maximum leverage ratio permitted decreases to 6.80 and 5.90, respectively.

We expect that cash generated from operating activities and availability under the revolving portion of the senior secured credit facility will be our principal sources of liquidity. Our ability to make payments on and to refinance our indebtedness and to fund working capital needs and planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. Based on our current level of operations, we believe our cash flow from operations and available borrowings under our senior secured credit facility will be adequate to meet our liquidity needs for at least the next twelve months. We cannot assure you, however, that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our senior secured credit facility in an amount sufficient to enable us to repay our indebtedness or to fund other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before the maturity thereof. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

Cash Flows

For the six months ended December 31, 2009, our cash flow provided by operations was $22.1 million.  Our investing activities used cash of $6.6 million, primarily for capital expenditures of $8.4 million, partially offset by proceeds from the sale of marketable securities ($1.0 million) combined with the sale of property, plant and equipment ($845,000). Our financing activities used cash of $4.0 million to repay indebtedness.

For the six months ended December 31, 2008, our cash flow provided by operations was $41.7 million. Our investing activities used cash of $7.5 million, primarily for capital expenditures.  Our financing activities used cash of $4.5 million, primarily to repay indebtedness ($4.1 million).

Capital Expenditures

Capital expenditures were $8.4 million for both the six months ended December 31, 2009 and 2008.  Our capital expenditures primarily consist of equipment replacements.

Contractual Obligations

The following table summarizes our obligations and commitments to make future payments under debt and other obligations as of December 31, 2009:

Payments Due By Period (1)
	(In millions)
					Beyond
	Total	Year 1	Years 2 - 3	Years 4 - 5	5 Years
Senior secured credit facility	$511.8	$3.9	$10.5	$497.4	$-
Senior unsecured notes	225.0	-	-	-	225.0
Subordinated unsecured credit facility	156.3	-	-	-	156.3
Other long-term debt	1.1	0.3	0.8	-	-
Operating leases (2)	20.6	6.8	8.5	3.2	2.1
Employment agreements	8.1	4.3	3.5	0.3	-
Advisory fee (3)	7.4	2.2	4.4	0.8	-
Total	$930.3	$17.5	$27.7	$501.7	$383.4

(1)	Amounts do not include interest payments.

(2)	The Company does not expect any future minimum sub-lease rentals associated with operating lease commitments shown in the above table.

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

In the normal course of business, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. None of these obligations are individually significant. We do not expect that these commitments, as of December 31, 2009, will have a material adverse affect on our liquidity.

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

Further information regarding these policies appears within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.  During the six month period ended December 31, 2009, there were no significant changes to any critical accounting policies or to the related estimates and judgments involved in applying those policies, except that effective July 1, 2009 we adopted new authoritative revenue recognition principles, the effect of which was immaterial.  This is further discussed in Note 1 to the unaudited financial statements contained elsewhere in this Form 10-Q.

Recently Adopted Accounting Pronouncements

See Note 2 of the notes to the unaudited condensed consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

See Note 2 of the notes to the unaudited condensed consolidated financial statements

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.  We are subject to interest rate risk in connection with borrowings under our senior secured credit facility.  Although we currently have interest rate swap agreements hedging portions of this debt, these will expire before the borrowings are fully repaid. As of December 31, 2009, we have $511.8 million outstanding under the term-loan portion of our senior secured credit facility, the un-hedged portion of which is subject to variable interest rates. Each change of 1% in interest rates would result in a $806,000 change in our annual interest expense on the un-hedged portion of the term-loan borrowings and a $507,000 change in our annual interest expense on the revolving loan borrowings, assuming the entire $50.0 million was outstanding.  Any debt we incur in the future may also bear interest at floating rates.

Foreign Currency Risk.   Foreign currency contracts are used to protect us from exchange rate fluctuation from the time customers are invoiced in local currency until such currency is exchanged for U.S. dollars. We periodically enter into foreign currency contracts, which are not designated as hedges, and the change in the fair value is included in income currently within other income (expense). As of December 31, 2009, we had $26.7 million of notional value foreign currency forward contracts maturing through January 29, 2010. As of December 31, 2008, we had $8.1 million of notional value foreign currency forward contracts maturing through March 12, 2009. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts. The fair value of these contracts at December 31, 2009 and 2008 was immaterial.  If foreign currency exchange rates (primarily the British pound and the Euro) change by 10% from the levels at December 31, 2009, the effect on our comprehensive income would be approximately $19.5 million.

Inflation Risk.  Inflation has not had a material impact on our results of operations or financial condition during the preceding three years.

ITEM 4T.   CONTROLS AND PROCEDURES

Our disclosure controls and procedures under the Securities Exchange Act of 1934, as amended, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Principal Executive Officer and the Principal Financial Officer, with the assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2009 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.   Other Information

None

Item 6.   Exhibits

Exhibit No.	Exhibit Description

31.1	Certification pursuant to Rules 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Rules 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification pursuant to Rules 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEROFLEX INCORPORATED
(REGISTRANT)

February 11, 2010	/s/ John Adamovich, Jr.
John Adamovich, Jr.
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description

31.1	Certification pursuant to Rules 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rules 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification pursuant to Rules 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.