Form 10-Q
period 2010-03-31
AEROFLEX INC
filed 2010-05-12
CIK 2601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2010
Commission File Number 033-88878

AEROFLEX INCORPORATED

(Exact name of Registrant as specified in its Charter)

DELAWARE	11-1974412
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

35 South Service Road
P.O. Box 6022
Plainview, N.Y.	11803-0622
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

May 12, 2010	1,000
(Date)	(Number of Shares)

AEROFLEX INCORPORATED
AND SUBSIDIARIES

INDEX

		PAGE

	PART 1: FINANCIAL INFORMATION

Item 1	UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS March 31, 2010 and June 30, 2009	2

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS Three Months Ended March 31, 2010 and 2009 Nine Months Ended March 31, 2010 and 2009	3 – 4

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Nine Months Ended March 31, 2010 and 2009	5

	NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	6 – 30

Item 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS Three and Nine Months Ended March 31, 2010 and 2009	30 – 45

Item 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	45

Item 4T	CONTROLS AND PROCEDURES	45

	PART II: OTHER INFORMATION

Item 1	LEGAL PROCEEDINGS	46

Item 1A	RISK FACTORS	46

Item 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	46

Item 3	DEFAULTS UPON SENIOR SECURITIES	46

Item 4	[REMOVED AND RESERVED]	46

Item 5	OTHER INFORMATION	46

Item 6	EXHIBITS	47

SIGNATURE		48

EXHIBIT INDEX		49

CERTIFICATIONS		50-54

Aeroflex Incorporated and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except share and per share data )

	March 31,	June 30,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$96,348	$57,748
Accounts receivable, less allowance for doubtful accounts of $2,189 and $2,250	116,708	130,429
Inventories	128,441	135,603
Deferred income taxes	38,769	35,164
Prepaid expenses and other current assets	9,818	9,938
Total current assets	390,084	368,882

Property, plant and equipment, net	96,908	100,907
Non-current marketable securities, net	9,779	17,677
Deferred financing costs, net	22,176	25,754
Other assets	17,880	15,425
Intangible assets with definite lives, net	244,679	292,553
Intangible assets with indefinite lives	110,291	112,266
Goodwill	426,884	428,133

Total assets	$1,318,681	$1,361,597

Liabilities and Stockholder's Equity
Current liabilities:
Current portion of long-term debt	$5,516	$5,590
Accounts payable	26,703	36,574
Advance payments by customers and deferred revenue	29,004	33,418
Income taxes payable	6,610	5,080
Accrued payroll expenses	19,490	18,876
Accrued expenses and other current liabilities	45,968	47,938
Total current liabilities	133,291	147,476

Long-term debt	893,197	883,758
Deferred income taxes	146,671	143,048
Defined benefit plan obligations	5,942	6,079
Other long-term liabilities	3,933	21,476
Total liabilities	1,183,034	1,201,837

Stockholder's equity:
Common stock, par value $.10 per share; authorized 1,000 shares; issued and outstanding 1,000 shares	-	-
Additional paid-in capital	398,351	396,573
Accumulated other comprehensive income (loss)	(52,290)	(54,700)
Accumulated deficit	(210,414)	(182,113)
Total stockholder's equity	135,647	159,760

Total liabilities and stockholder's equity	$1,318,681	$1,361,597

See notes to unaudited condensed consolidated financial statements.

Aeroflex Incorporated and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(In thousands)

	Three Months Ended March 31,
	2010	2009

Net sales	$168,435	$139,439
Cost of sales	78,138	72,834
Gross profit	90,297	66,605

Selling, general and administrative costs	31,377	30,954
Research and development costs	20,854	17,941
Amortization of acquired intangibles	15,408	14,956
Acquired in-process research and development costs	-	2,291
	67,639	66,142
Operating income	22,658	463

Other income (expense):
Interest expense	(20,815)	(20,566)
Other income (expense), net	222	(47)
Total other income (expense)	(20,593)	(20,613)

Income (loss) before income taxes	2,065	(20,150)
Provision (benefit) for income taxes	(791)	(6,416)

Net income (loss)	$2,856	$(13,734)

See notes to unaudited condensed consolidated financial statements.

Aeroflex Incorporated and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(In thousands)

	Nine Months Ended March 31,
	2010	2009

Net sales	$465,290	$437,099
Cost of sales	223,405	229,976
Gross profit	241,885	207,123

Selling, general and administrative costs	93,188	96,612
Research and development costs	55,296	52,045
Amortization of acquired intangibles	46,527	47,546
Acquired in-process research and development costs	-	2,291
Loss on liquidation of foreign subsidiary (Note 10)	7,696	-
	202,707	198,494
Operating income	39,178	8,629

Other income (expense):
Interest expense	(63,272)	(63,031)
Other income (expense), net	701	12,366
Total other income (expense)	(62,571)	(50,665)

Loss before income taxes	(23,393)	(42,036)
Provision (benefit) for income taxes	4,908	(17,298)

Net Loss	$(28,301)	$(24,738)

See notes to unaudited condensed consolidated financial statements.

Aeroflex Incorporated and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(28,301)	$(24,738)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	62,178	63,659
Acquired in-process research and development costs	-	2,291
Acquisition related adjustment to sales	96	240
Loss on liquidation of foreign subsidiary	7,696	-
Deferred income taxes	(1,286)	(27,851)
Share-based compensation	1,563	1,466
Amortization of deferred financing costs	3,579	3,579
Paid in kind interest	13,377	11,913
Other, net	908	729
Change in operating assets and liabilities, net of effects from purchases of businesses:
Decrease (increase) in accounts receivable	10,754	21,185
Decrease (increase) in inventories	4,450	(14,451)
Decrease (increase) in prepaid expenses and other assets	(2,711)	2,253
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(20,053)	(5,282)

Net cash provided by (used in) operating activities	52,250	34,993

Cash flows from investing activities:
Payments for purchase of businesses, net of cash acquired	(4,000)	(7,832)
Capital expenditures	(13,176)	(12,958)
Proceeds from sale of marketable securities	8,580	-
Proceeds from the sale of property, plant and equipment	1,021	1,359
Other, net	(12)	(4)

Net cash provided by (used in) investing activities	(7,587)	(19,435)

Cash flows from financing activities:
Debt repayments	(4,012)	(4,129)
Debt financing costs	-	(340)
Net cash provided by (used in) financing activities	(4,012)	(4,469)
Effect of exchange rate changes on cash and cash equivalents	(2,051)	(11,307)

Net increase (decrease) in cash and cash equivalents	38,600	(218)
Cash and cash equivalents at beginning of period	57,748	54,149
Cash and cash equivalents at end of period	$96,348	$53,931

See notes to unaudited condensed consolidated financial statements.

AEROFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

We design, engineer and manufacture microelectronic products and test and measurement equipment that are sold primarily to the space, avionics, defense, commercial wireless  communications, medical and other markets.  Our fiscal year ends on June 30.

The accompanying unaudited condensed consolidated financial information of Aeroflex Incorporated and subsidiaries (the “Company”, “we”, or “our”) has been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”), and reflects all adjustments, consisting only of normal recurring adjustments, which in management’s opinion are necessary to state fairly the Company’s financial position as of  March 31, 2010, results of operations for the three and nine  month periods ended March 31, 2010 and 2009 and cash flows for the nine month periods ended March 31, 2010 and 2009. The June 30, 2009 balance sheet information has been derived from audited financial statements, but does not include all information or disclosures required by U.S. GAAP.

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

Our product revenue is generated predominantly from the sales of various types of microelectronic products and test and measurement equipment. For arrangements other than certain long-term contracts, revenue (including shipping and handling fees) is recognized when products are shipped and title has passed to the customer. If title does not pass until the product reaches the customer’s delivery site, recognition of the revenue is deferred until that time. Certain of our sales are to distributors, which have a right to return some portion of product within specified periods from delivery. We recognize revenue on these sales at the time of shipment to the distributor, as the returns under these arrangements have historically been insignificant and can be reasonably estimated. A provision for such estimated returns is recorded at the time revenues are recognized. For transactions that include customer-specified acceptance criteria, including those where acceptance is required upon achievement of performance milestones, revenue is recognized after the acceptance criteria have been met.

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

At March 31, 2010, we have $29.0 million in Advance Payments by Customers and Deferred Revenue, which is comprised of $14.2 million of customer advance payments primarily for the purchase of materials, $8.1 million of deferred service and software support revenue, $4.0 million of deferred warranty revenue and $2.7 million of revenue deferred due to software arrangements for which there is no vendor specific objective evidence of fair value of the undelivered elements of the arrangements, contingent revenue, billings for which the related product has not been delivered or product delivered to a customer that has not been accepted or is incomplete. We generally sell non-software service and extended warranty contracts on a standalone basis. The amount of deferred revenue at March 31, 2010 and revenue for the three and nine months ended March 31, 2010 derived from non-software multiple element arrangements was insignificant.

The adoption on July 1, 2009 of the guidance issued by the Financial Accounting Standards Board (“FASB”) in Accounting Standard Updates 2009-13 and 2009-14 did not have a material impact on our pattern or timing of revenue recognition and is not expected to have a material impact on revenues in future periods. We have one test equipment product line, which includes software that is more than incidental to the hardware component that, prior to July 1, 2009, was accounted for as a software product for revenue recognition purposes. Effective July 1, 2009, the new revenue recognition guidance provides that products such as these that contain software which is essential to overall product functionality are outside the scope of software revenue recognition guidance and are now accounted for under new rules pertaining to revenue arrangements with multiple deliverables.  Although this change had no impact on revenue recognized for the three and nine months ended March 31, 2010, if this product were delivered in a multiple element arrangement in the future, certain revenue recognition could be accelerated. We do not believe that this will result in a material impact on our revenues.

2.	Accounting Pronouncements

Recently Adopted Accounting Pronouncements

On July 1, 2009, we adopted the authoritative implementation guidance issued by the FASB for fair value measurement for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of this new guidance did not have a material impact on our consolidated financial statements.

On July 1, 2009, we adopted the authoritative guidance issued by the FASB on business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized and measured as a result of business combinations. It also requires the fair value of contingent consideration to be recorded at the acquisition date, the capitalization of in-process research and development at fair value and the expensing of acquisition-related costs as incurred. The adoption of this new guidance, which is effective for acquisitions consummated by us after June 30, 2009, did not have an impact on our consolidated financial statements.

On July 1, 2009, we adopted the authoritative guidance issued by the FASB for the determination of the useful life of intangible assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This guidance also adds certain disclosures to those already prescribed.  The guidance for determining useful lives must be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements must also be applied prospectively to all intangible assets recognized as of the effective date.  The adoption of this new guidance did not have a material impact on our consolidated financial statements.

In September 2009, we adopted the authoritative guidance issued by the FASB which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with U.S. GAAP.  This guidance explicitly recognizes the rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants.  We have updated references to U.S. GAAP in our financial statements issued for the period ended March 31, 2010. The adoption of this new guidance did not have an impact on our consolidated financial statements.

In October 2009, the FASB issued authoritative guidance on revenue recognition that becomes effective for us commencing July 1, 2010.  However, earlier adoption was permitted. Under the new guidance on sales arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration and the use of the relative selling price method is required. The new guidance eliminated the residual method of allocating arrangement consideration to deliverables and includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We chose to early adopt such authoritative guidance on a prospective basis effective July 1, 2009 and, therefore, it has been applied to multiple deliverable revenue arrangements and arrangements for the sale of tangible products with software components entered into or materially modified on or after July 1, 2009.  The adoption of this new guidance did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued guidance which requires that the non-controlling interests in consolidated subsidiaries be presented as a separate component of stockholders’ equity in the balance sheet, that the amount of consolidated net earnings attributable to the parent and the non-controlling interest be separately presented in the statement of earnings, and that the amount of consolidated other comprehensive income attributable to the non-controlling interest be separately disclosed. The standard also requires gains or losses from the sale of stock of subsidiaries where control is maintained to be recognized as an equity transaction. The guidance was effective beginning with the first quarter of the fiscal year 2010 financial reporting.  In connection with the adoption of this guidance, we did not apply the presentation or disclosure provisions to our one non-controlling interest as the effect on our consolidated financial statements was insignificant.

In January 2010, the FASB issued authoritative guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements on a gross basis of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements).  We adopted the fair value disclosures guidance on January 1, 2010, except for the gross presentation of the Level 3 roll forward, which is not required to be adopted until July 1, 2011.  The adoption of this new guidance did not have a material impact on our consolidated financial statements.  We believe the adoption on July 1, 2011 of the gross presentation of the Level 3 roll forward will not have a material impact on our consolidated financial statements.

In February 2010, the FASB amended its authoritative guidance related to subsequent events to alleviate potential conflicts with current SEC guidance.  Effective immediately, these amendments remove the requirement that an SEC filer disclose the date through which it has evaluated subsequent events.  The adoption of this new guidance did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities, which is effective for us beginning July 1, 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. We believe adoption of this new guidance will not have a material impact on our consolidated financial statements.

3.	Intangible Assets

Intangible Assets with Definite Lives

The components of amortizable intangible assets were as follows:

	March 31, 2010		June 30, 2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(In thousands)

Developed technology	$196,083	$86,570	$197,684	$62,021
Customer related intangibles	215,733	88,326	216,956	69,339
Non-compete arrangements	10,198	4,046	10,090	2,692
Tradenames	2,176	569	2,105	230
Total	$424,190	$179,511	$426,835	$134,282

The aggregate amortization expense for amortizable intangible assets was $15.4 million and $15.0 million for the three months ended March 31, 2010 and 2009, respectively, and $46.5 million and $47.5 million for the nine months ended March 31, 2010 and 2009, respectively.

The estimated aggregate amortization expense for each of the twelve month periods ending March 31, is as follows:
(In thousands)

2011	$60,548
2012	60,200
2013	56,072
2014	35,749
2015	18,362

Goodwill

The carrying amount of goodwill, by segment, was as follows:

	Microelectronic	Test
	Solutions	Solutions	Total
	(In thousands)

Balance at June 30, 2009	$266,813	$161,320	$428,133
Adjustment to goodwill for acquisitions	314	455	769
Impact of foreign currency translation	387	(2,405)	(2,018)
Balance at March 31, 2010	$267,514	$159,370	$426,884

4.	Restructuring Charges

The following table sets forth the charges and payments related to the restructuring liability for the periods indicated:

	Balance				Balance
	June 30,				March 31,
	2009	Nine Months Ended March 31, 2010			2010
				Effect of
	Restructuring			foreign	Restructuring
	Liability	Net Additions	Cash Payments	currency	Liability
	(In thousands)
Work force reduction	$756	$330	$(1,076)	$2	$12

Closure of facilities	1,722	26	(463)	(217)	1,068

Total	$2,478	$356	$(1,539)	$(215)	$1,080

5.	Inventories

Inventories consisted of the following:
	March 31,	June 30,
	2010	2009
	(In thousands)

Raw materials	$62,205	$67,388
Work in process	47,533	47,185
Finished goods	18,703	21,030
	$128,441	$135,603

6.	Product Warranty

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

Activity related to our product warranty liability, which is reflected in Accrued Expenses and Other Current Liabilities in the accompanying consolidated balance sheets, was as follows:

	Nine months	Nine months
	Ended	Ended
	March 31,	March 31,
	2010	2009
	(In thousands)

Balance at beginning of period	$2,645	$2,944
Provision for warranty obligations	1,696	2,028
Cost of warranty obligations	(1,622)	(2,147)
Foreign currency impact	(64)	(285)
Balance at end of period	$2,655	$2,540

7.	Derivative Financial Instruments

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

The fair values of our derivative financial instruments included in the consolidated balance sheets as of March 31, 2010 and June 30, 2009 are presented as follows:

	Asset (Liability) Derivatives
	March 31, 2010		June 30, 2009
	Balance Sheet		Balance Sheet
(In thousands)	Location	Fair Value(1)	Location	Fair Value(1)
Derivatives designated as hedging instruments:
Interest rate swap contracts	Accrued expenses and other current liabilities	$(10,323)	Accrued expenses and other current liabilities	$(615)
Interest rate swap contracts	Other long-term liabilities	-	Other long-term liabilities	(15,006)

Total derivatives designated as hedging instruments		(10,323)		(15,621)

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	446	Accrued expenses and other current liabilities	(195)

Total derivatives, net		$(9,877)		$(15,816)

(1)  See Note 8 for further information about how the fair values of derivative assets and liabilities are determined.

The amounts of the gains and losses related to our derivative financial instruments designated as hedging instruments for the three and nine months ended March 31, 2010 and 2009 were as follows:

Amount of Gain or (Loss)
Recognized on Derivatives in
Derivatives in Cash Flow	Other Comprehensive Income
Hedging Relationships	(Effective Portion) (1)
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009
(In thousands)

Interest rate swap contracts	$(1,279)	$(1,318)	$(5,550)	$(23,837)

Location of Gain or (Loss)	Amount of Gain or (Loss)
Reclassified from Accumulated	Reclassified from
Other Comprehensive Income	Accumulated Other Comprehensive Income
into Income (Effective Portion)	into Income (Effective Portion) (1)
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009
(In thousands)

Interest expense	$(3,666)	$(2,079)	$(10,848)	$(4,161)

(1) See Note 11 for additional information on changes to accumulated other comprehensive income (loss).

The amounts of the gains and losses related to our derivative financial instruments not designated as hedging instruments for the three and nine months ended March 31, 2010 and 2009 were as follows:

Derivatives Not	Location of Gain or (Loss)	Amount of Gain or (Loss)
Designated as	Recognized in Earnings on	Recognized in Earnings on
Hedging Instruments	Derivative	Derivative
		Three Months	Three Months	Nine Months	Nine Months
		Ended	Ended	Ended	Ended
		March 31,	March 31,	March 31,	March 31,
		2010	2009	2010	2009
(In thousands)

Foreign currency forward contracts	Other income (expense)	$410	$759	$641	$(46)

Interest Rate Swap Cash-Flow Hedges

We enter into interest rate swap contracts with counterparties that are rated investment grade to manage the effects of interest rate movements on portions of our debt. Such contracts effectively fix the borrowing rates on floating rate debt to limit the exposure against the risk of rising rates.  We do not enter into interest rate swap contracts for speculative purposes. Our interest rate swap contracts outstanding as of March 31, 2010, all of which were entered into in fiscal 2008 for an aggregate notional amount of $425 million, have varying maturities through February 2011.

Foreign Currency Contract Derivatives

Foreign currency contracts are used to protect us from fluctuations in exchange rates. We enter into foreign currency contracts, which are not designated as hedges. The change in fair value is included in other income (expense) as it occurs.  As of March 31, 2010, we had $43.4 million of notional value foreign currency forward contracts maturing through April 30, 2010. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts.

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

The following table presents for each hierarchy level, financial assets and liabilities measured at fair value on a recurring basis:

	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
As of March 31, 2010	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Assets:
Non-current marketable securities	$-	$-	$9,779	$9,779
Foreign currency forward contracts	-	446	-	446
Total Assets	$-	$446	$9,779	$10,225

Liabilities:
Interest rate swap contracts	$-	$10,323	$-	$10,323

	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
As of June 30, 2009	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Assets:
Non-current marketable securities	$-	$-	$17,677	$17,677
Liabilities:
Foreign currency forward contracts	$-	$195	$-	$195
Interest rate swap contracts	-	15,621	-	15,621
Total Liabilities	$-	$15,816	$-	$15,816

The following table presents the changes in the carrying value of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended March 31, 2010:
Fair Value Measurements
Using Significant
Unobservable Inputs
(Level 3)
Auction
Rate
Securities
(In thousands)

Balance at June 30, 2009	$17,677
Redeemed by the issuer	(8,900)
Total unrealized gain (loss) in accumulated other comprehensive income (loss)	1,002
Balance at March 31, 2010	$9,779

Non-Current Marketable Securities – Non-current marketable securities consist of auction rate securities that currently have no active market from which we could obtain pricing.  We have classified auction rate securities as Level 3 as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities.    To date, we have collected all interest payments on all of our auction rate securities when due. Furthermore, we have the intent and are able to hold these securities until the credit markets recover, or until their maturities, which range from 2037 through 2041, if necessary.   However, based on a discounted cash flow analysis, which considered, among other items, the collateral underlying the securities, the credit worthiness of the issuer, the timing of future cash flows and liquidity risks, at March 31, 2010 we have a $1.3 million valuation allowance against the auction rate securities.

As fair values have continued to be below cost, we have considered various factors in determining that at March 31, 2010 a credit loss did not exist and there was no requirement to recognize an other than temporary impairment charge, including the length of time and the extent to which the fair value has been below the cost basis, the timely receipt of all interest payments, the rating of the security, the relatively low volatility of the security’s fair value, the current financial condition of the issuer and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

During the nine months ended March 31, 2010 $8.9 million of our auction rate securities were redeemed by the issuer at an average of 96.4% of par. The resulting $320,000 realized loss was recorded in the statement of operations for the three and nine months ended March 31, 2010.

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

9.	Long Term Debt and Credit Agreements

The fair value of our debt instruments are summarized as follows:

	March 31, 2010
	Carrying	Estimated
	Amount	Fair Value
	(In thousands)

Senior secured B-1 term loan	$389,944	$370,446
Senior secured B-2 term loan	121,857	114,546
Senior unsecured notes	225,000	236,250
Senior subordinated unsecured term loan	160,827	140,724
Other	1,085	1,085
Total debt	$898,713	$863,051

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

As of March 31, 2010, we are in compliance with all of the covenants contained in our loan agreements.

Interest paid was $52.8 million and $44.1 million for the nine months ended March 31, 2010 and 2009, respectively. Accrued interest of $7.2 million and $14.0 million was included in accrued expenses and other current liabilities at March 31, 2010 and June 30, 2009, respectively.

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

As a result of changes in foreign currency rates, there was a cumulative translation adjustment of $7.7 million remaining after substantially all of the assets have been returned to us and substantially all of the liabilities have been satisfied.  In accordance with U.S. GAAP, this remaining cumulative translation adjustment has been expensed in the period during which the substantial liquidation of the partnership occurred and presented as a non-cash loss on liquidation of foreign subsidiary in our Condensed Consolidated Statement of Operations for the nine months ended March 31, 2010.  This loss is not deductible for income tax purposes.

11.	Comprehensive Income

The components of comprehensive income (loss) were as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009
	(In thousands)

Net income (loss)	$2,856	$(13,734)	$(28,301)	$(24,738)
Increase (decrease) in fair value of interest rate swap contracts, net of tax provision (benefit) of $927, $282, $2,013 and $(7,280)	1,460	479	3,285	(12,396)
Valuation allowance against non-current marketable securities	780	(219)	1,002	(2,422)
Foreign currency translation adjustment, net of tax benefit of $1,033, $0, $416 and $0	(7,890)	(4,467)	(1,877)	(60,447)
Total comprehensive income (loss)	$(2,794)	$(17,941)	$(25,891)	$(100,003)

Accumulated other comprehensive income (loss) was as follows:

	Unrealized
	Gain (Loss)	Valuation	Minimum	Foreign
	on Interest	Allowance Against	Pension	Currency
	Rate Swap	Non-Current	Liability	Translation
	Contracts	Marketable	Adjustment	Adjustment	Total
	(net of tax)	Securities	(net of tax)	(net of tax)	(net of tax)
	(In thousands)

Balance, June 30, 2009	$(9,602)	$(2,268)	$(499)	$(42,331)	$(54,700)
Nine months' activity	3,285	1,002	-	(1,877)	2,410
Balance, March 31, 2010	$(6,317)	$(1,266)	$(499)	$(44,208)	$(52,290)

The valuation allowance for non-current marketable securities is not adjusted for income taxes as it would create a capital loss carryforward upon realization for which we would record a valuation allowance against the related deferred tax asset.

Prior to fiscal 2009, the foreign currency translation adjustments were not adjusted for income taxes as they related to indefinite investments in non-U.S. subsidiaries.  Deferred U.S. income taxes have been provided on undistributed foreign earnings for years subsequent to fiscal 2008 since we expect that substantially all of these earnings will be distributed to the U.S.  As of March 31, 2010, we have recorded a deferred U.S. income tax on the foreign currency translation adjustment created by the post-fiscal 2008 undistributed foreign earnings.

12.	Legal Matters

In March 2005, we sold the net assets of our shock and vibration control device manufacturing business, which we refer to as VMC.  Under the terms of the sale agreements, we retained certain liabilities relating to adverse environmental conditions that existed at the premises occupied by VMC as of the date of sale.  We recorded a liability for the estimated remediation costs related to adverse environmental conditions that existed at the VMC premises when it was sold. The accrued environmental liability at March 31, 2010 is $1.1 million, of which $322,000 is expected to be paid within one year.

During the quarter ended March 31, 2007, we became aware that certain RadHard bidirectional multipurpose transceivers sold by us since 1999 may have been subject to the licensing jurisdiction of the U.S. Department of State in accordance with the International Traffic in Arms Regulations, or   ITAR. Accordingly, we filed a Voluntary Disclosure with the Directorate of Defense Trade Controls, Department of State, describing the details of the possible inadvertent misclassification and identifying certain unauthorized exports from the United States to end-users in a number of countries, including China and Russia. Simultaneously, we filed a Commodity Jurisdiction request providing detailed information and data supporting our contention that the product is not subject to ITAR and requesting a determination that such product is not ITAR controlled. On November 15, 2007, we were informed that the U.S. Department of State had determined in response to our Commodity Jurisdiction request that the product is subject to the licensing jurisdiction of the U.S. Department of State in accordance with the ITAR. We requested reconsideration of this determination. On February 7, 2008, we filed an addendum to the above referenced Voluntary Disclosure advising the Directorate of Defense Trade Controls that other products sold by us, similar in nature to the transceiver described above, may also be subject to the ITAR. The Directorate of Defense Trade Controls agreed to extend our time to file such addendum to the Voluntary Disclosure until a decision was rendered with respect to our request for reconsideration of the determination in connection with the above-referenced Commodity Jurisdiction request. On August 5, 2008, we received a letter from the Office of Defense Trade Controls Compliance, or DTCC, requesting that we provide documentation and/or information relating to our compliance initiatives after November 15, 2007 as well as the results of any product reviews conducted by us, and indicating that a civil penalty against us could be warranted in connection with this matter following the review of such materials. We have provided all of the materials and documentation requested by the DTCC.  Our request for reconsideration of the Commodity Jurisdiction request was denied by the Directorate of Defense Trade Controls on August 19, 2008 which determined that the product is subject to the licensing jurisdiction of the Department of State in accordance with the ITAR. Accordingly, on September 18, 2008, we filed an addendum to our Voluntary Disclosure identifying other products that may have been subject to the licensing jurisdiction of the U.S. Department of State in accordance with the ITAR but were inadvertently misclassified and exported without a license.  At this time it is not possible to determine whether any fines or other penalties will be asserted against us or the materiality of any outcome.

We have also identified other ITAR noncompliance in our past business activities as well as in the pre-acquisition business activities of a recently acquired company. These include the inadvertent export of products without a required license and the disclosure of controlled technology to certain foreign national employees. These matters were formally disclosed to the U.S. Department of State in 2009 and 2010.

Compliance with the directives of the U.S. Department of State may result in substantial legal and other expenses and the diversion of management time. In the event that a determination is made that we or any entity we have acquired has violated ITAR with respect to any matters, we may be subject to substantial monetary penalties that we are unable to quantify at this time, and/or suspension or revocation of its export privileges and criminal sanctions, which may adversely affect our business, results of operations and financial condition.

On October 14, 2009, BAE Systems Information and Electronic Systems, or BAE, commenced an action against both us and one of our subsidiaries in the United States District Court for the District of Delaware.  BAE is alleging that under a subcontract it entered into with us in 2002, BAE provided to us certain proprietary information and know how relating to a high performance direct infrared countermeasure system for use in military aircraft and certain other platforms, known as the “DIRCM System”, which enabled us to fabricate for BAE an assembly component of the third generation of the DIRCM System.  BAE is alleging that, in violation of the provisions of the subcontract and a Proprietary Information Agreement, we fabricated or facilitated the fabrication of one or more items that were identical or substantially identical to items that we exclusively fabricated for BAE under the subcontract.  BAE further claims that our actions ostensibly enabled a competitor of BAE to build and market, in competition with BAE, an infrared countermeasure system that included an unlawful copy of the component.  Based on these allegations, BAE has asserted claims against us for patent infringement, trade secret misappropriation, breach of contract, conversion and unjust enrichment and has requested, by way of relief, unspecified damages, injunctive relief and an accounting.  We have evaluated BAE’s claims and believe that there is no basis for the allegations or claims made by BAE.  Nevertheless, there can be no assurance that we will prevail in the matter.  We do not believe that the ultimate resolution of this matter will have a material adverse effect on our business, results of operations, financial position, liquidity or capital resources.

We are also involved in various other claims and legal actions that arise in the ordinary course of business. We do not believe that the ultimate resolution of any of these actions will have a material adverse effect on our business, results of operations, financial position, liquidity or capital resources.

13.	Business Segments

Our business segments and major products included in each segment, are as follows:

Microelectronic Solutions

•	Hi-Rel microelectronics/semiconductors
•	RF and microwave components
•	Mixed-signal/digital ASICs
•	Motion control products

Test Solutions

•	Wireless test equipment
•	Military and Private Mobile Radio, or PMR, test equipment
•	Avionics test equipment
•	Synthetic test equipment
•	General purpose test equipment and other

We are a manufacturer of advanced technology systems and components for commercial industry, government and defense contractors.  Approximately 32% and 34% of our sales for the three months ended March 31, 2010 and 2009, and 33% and 35% of our sales for the nine months ended March 31, 2010 and 2009, respectively, were to agencies of the United States government or to prime defense contractors or subcontractors of the United States government. No customer constituted more than 10% of sales during any of the periods presented. Inter-segment sales were not material and have been eliminated from the tables below.

The majority of our operations are located in the United States; however, we also have operations in Europe and Asia, with our most significant foreign operations in the United Kingdom (“U.K.”).  Net sales from facilities located in the U.K. were approximately $33.6 million and $32.2 million for the three months ended March 31, 2010 and 2009 and $89.5 million and $100.0 million for the nine months ended March 31, 2010 and 2009, respectively.  Total assets of the U.K. operations were $163.1 million as of March 31, 2010 and $188.2 million as of June 30, 2009.

Net sales, based on the customers’ locations, attributed to the United States and other regions were as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009
	(In thousands)

United States of America	$94,700	$79,397	$267,089	$251,454
Europe and Middle East	40,975	43,583	103,684	103,481
Asia and Australia	29,550	14,201	85,655	75,263
Other regions	3,210	2,258	8,862	6,901
	$168,435	$139,439	$465,290	$437,099

Selected financial data by segment was as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009
	(In thousands)

Net sales:
Microelectronic solutions ("AMS")	$83,418	$70,232	$229,939	$208,564
Test solutions ("ATS")	85,017	69,207	235,351	228,535
Net sales	$168,435	$139,439	$465,290	$437,099

Segment adjusted operating income:
- AMS	$23,029	$14,783	$59,940	$44,767
- ATS	19,005	8,700	47,156	34,304
- General corporate expense	(2,189)	(2,854)	(7,378)	(9,421)
Adjusted operating income	39,845	20,629	99,718	69,650

Amortization of acquired intangibles
- AMS	(8,733)	(8,829)	(26,312)	(27,968)
- ATS	(6,675)	(6,127)	(20,215)	(19,578)
Share-based compensation
- Corporate	(518)	(489)	(1,563)	(1,466)
Restructuring charges
- ATS	(105)	(582)	(356)	(2,792)
Merger related expenses - Corporate	(647)	(815)	(2,111)	(3,621)
Acquired in-process R&D costs
- AMS	-	(1,665)	-	(1,665)
- ATS	-	(626)	-	(626)
Loss on liquidation of foreign subsidiary - ATS	-	-	(7,696)	-
Current period impact of acquisition related adjustments:
Inventory – AMS	-	-	(246)	-
Depreciation - AMS	(251)	(285)	(791)	(857)
Depreciation – ATS	(172)	(629)	(989)	(2,043)
Depreciation - Corporate	(55)	(55)	(165)	(165)
Deferred revenue - ATS	(31)	(64)	(96)	(240)
Operating income (GAAP)	22,658	463	39,178	8,629

Interest expense	(20,815)	(20,566)	(63,272)	(63,031)
Other income (expense), net	222	(47)	701	12,366
Income (loss) before income taxes	$2,065	$(20,150)	$(23,393)	$(42,036)

Management evaluates the operating results of the two segments based upon adjusted operating income, which is pre-tax operating income, before costs related to amortization of acquired intangibles, share-based compensation, restructuring charges, merger related expenses, acquired in-process research and development costs, loss on liquidation of foreign subsidiary and the impact of any acquisition related adjustments.  We have set out above our adjusted operating income (loss) by segment and in the aggregate, and have provided a reconciliation of operating income (loss) to adjusted operating income (loss) for the periods presented.

14.	Guarantor/Non-Guarantor Financial Information

The following supplemental condensed consolidating financial information sets forth, on an unconsolidated basis, the balance sheets at March 31, 2010 and June 30, 2009, the statements of operations for the three and nine months ended March 31, 2010 and 2009 and the statements of cash flows for the nine months ended March 31, 2010 and 2009 for Aeroflex Incorporated (the “Parent Company”), the guarantor subsidiaries and, on a combined basis, the non-guarantor subsidiaries.  The supplemental condensed consolidating financial information reflects for all fiscal periods presented, the investments of the Parent Company in the guarantor subsidiaries as well as the investments of the Parent Company and the guarantor subsidiaries in the non-guarantor subsidiaries, in all cases using the equity method.  For purposes of this footnote, guarantor subsidiaries refer to the subsidiaries of the Parent Company that have guaranteed principal debt obligations of the Parent Company.  The Parent Company’s purchase price allocation adjustments, including applicable intangible assets, arising from business acquisitions have been pushed down to the applicable subsidiary columns (see Note 3).

Each of the subsidiary guarantors is 100% owned by the Parent Company and guarantees the debt on an unconditional and joint and several basis.  The Parent Company, as the registrant and issuer of the registered debt, files annual and quarterly financial statements with the Securities and Exchange Commission and includes, in a note to the financial statements, condensed consolidating financial information as described above.

Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2010
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$115,931	$54,171	$(1,667)	$168,435
Cost of sales	-	59,178	20,776	(1,816)	78,138
Gross profit	-	56,753	33,395	149	90,297
Selling, general and administrative costs	3,409	19,247	8,721	-	31,377
Research and development costs	-	14,023	6,831	-	20,854
Amortization of acquired intangibles	-	13,250	2,158	-	15,408
Operating income (loss)	(3,409)	10,233	15,685	149	22,658

Other income (expense):
Interest expense	(20,797)	(17)	(1)	-	(20,815)
Other income (expense), net	138	213	(129)	-	222
Intercompany charges	19,808	(19,317)	(491)	-	-
Income (loss) before income taxes	(4,260)	(8,888)	15,064	149	2,065
Provision (benefit) for income taxes	(774)	928	2,697	(3,642)	(791)
Equity income (loss) of subsidiaries	6,342	12,049	-	(18,391)	-
Net income (loss)	$2,856	$2,233	$12,367	$(14,600)	$2,856

Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2009
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$100,972	$40,784	$(2,317)	$139,439
Cost of sales	-	52,418	22,170	(1,754)	72,834
Gross profit	-	48,554	18,614	(563)	66,605
Selling, general and administrative costs	4,214	18,790	7,950	-	30,954
Research and development costs	-	11,980	5,961	-	17,941
Amortization of acquired intangibles	-	12,706	2,250	-	14,956
Acquired in-process R&D costs	-	626	1,665	-	2,291
Operating income (loss)	(4,214)	4,452	788	(563)	463

Other income (expense):
Interest expense	(20,542)	(23)	(1)	-	(20,566)
Other income (expense), net	711	180	(938)	-	(47)
Intercompany charges	18,433	(18,115)	(318)	-	-
Income (loss) before income taxes	(5,612)	(13,506)	(469)	(563)	(20,150)
Provision (benefit) for income taxes	(2,805)	(7,207)	3,436	160	(6,416)
Equity income (loss) of subsidiaries	(10,927)	(3,439)	-	14,366	-
Net income (loss)	$(13,734)	$(9,738)	$(3,905)	$13,643	$(13,734)

Condensed Consolidating Statement of Operations
For the Nine Months Ended March 31, 2010
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$333,946	$135,530	$(4,186)	$465,290
Cost of sales	-	170,892	56,743	(4,230)	223,405
Gross profit	-	163,054	78,787	44	241,885
Selling, general and administrative costs	11,217	56,403	25,568	-	93,188
Research and development costs	-	36,169	19,127	-	55,296
Amortization of acquired intangibles	-	39,909	6,618	-	46,527
Loss on liquidation of foreign subsidiary	-	7,696	-	-	7,696
Operating income (loss)	(11,217)	22,877	27,474	44	39,178

Other income (expense):
Interest expense	(63,218)	(51)	(3)	-	(63,272)
Other income (expense), net	479	587	(365)	-	701
Intercompany charges	59,399	(57,953)	(1,446)	-	-
Income (loss) before income taxes	(14,557)	(34,540)	25,660	44	(23,393)
Provision (benefit) for income taxes	(5,573)	436	4,962	5,083	4,908
Equity income (loss) of subsidiaries	(19,317)	19,683	-	(366)	-
Net income (loss)	$(28,301)	$(15,293)	$20,698	$(5,405)	$(28,301)

Condensed Consolidating Statement of Operations
For the Nine Months Ended March 31, 2009
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$308,770	$133,443	$(5,114)	$437,099
Cost of sales	-	161,170	73,410	(4,604)	229,976
Gross profit	-	147,600	60,033	(510)	207,123
Selling, general and administrative costs	14,673	55,120	26,819	-	96,612
Research and development costs	-	34,422	17,623	-	52,045
Amortization of acquired intangibles	-	40,582	6,964	-	47,546
Acquired in-process R&D costs	-	626	1,665	-	2,291
Operating income (loss)	(14,673)	16,850	6,962	(510)	8,629

Other income (expense):
Interest expense	(62,952)	(68)	(11)	-	(63,031)
Other income (expense), net	49	545	11,772	-	12,366
Intercompany charges	55,345	(54,341)	(1,004)	-	-
Income (loss) before income taxes	(22,231)	(37,014)	17,719	(510)	(42,036)
Provision (benefit) for income taxes	(8,239)	(15,268)	6,139	70	(17,298)
Equity income (loss) of subsidiaries	(10,746)	12,452	-	(1,706)	-
Net income (loss)	$(24,738)	$(9,294)	$11,580	$(2,286)	$(24,738)

Condensed Consolidating Balance Sheet
As of March 31, 2010
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$69,723	$(190)	$26,815	$-	$96,348
Accounts receivable, net	-	72,673	44,035	-	116,708
Inventories	-	100,744	28,550	(853)	128,441
Deferred income taxes	7,460	25,718	5,591	-	38,769
Prepaid expenses and other current assets	2,828	3,672	3,318	-	9,818
Total current assets	80,011	202,617	108,309	(853)	390,084

Property, plant and equipment, net	12,379	65,749	18,780	-	96,908
Non-current marketable securities, net	9,779	-	-	-	9,779
Deferred financing costs, net	22,176	-	-	-	22,176
Other assets	13,270	4,325	285	-	17,880
Intangible assets with definite lives, net	-	213,314	31,365	-	244,679
Intangible assets with indefinite lives	-	85,404	24,887	-	110,291
Goodwill	(10)	389,422	37,472	-	426,884
Total assets	$137,605	$960,831	$221,098	$(853)	$1,318,681

Liabilities and Stockholder's Equity
Current liabilities:
Current portion of long-term debt	$5,176	$340	$-	$-	$5,516
Accounts payable	67	16,006	10,630	-	26,703
Advance payments by customers and deferred revenue	-	16,547	12,457	-	29,004
Income taxes payable	(745)	(96)	7,451	-	6,610
Accrued payroll expenses	1,620	16,317	1,553	-	19,490
Accrued expenses and other current liabilities	24,868	9,937	11,163	-	45,968
Total current liabilities	30,986	59,051	43,254	-	133,291

Long-term debt	892,452	745	-	-	893,197
Deferred income taxes	(10,969)	139,431	13,127	5,082	146,671
Defined benefit plan obligations	5,942	-	-	-	5,942
Other long-term liabilities	980	1,321	1,632	-	3,933
Intercompany investment	(268,850)	46,154	222,696	-	-
Intercompany receivable/payable	(834,765)	871,089	(35,840)	(484)	-
Total liabilities	(184,224)	1,117,791	244,869	4,598	1,183,034

Stockholder's equity	321,829	(156,960)	(23,771)	(5,451)	135,647
Total liabilities and stockholder's equity	$137,605	$960,831	$221,098	$(853)	$1,318,681

Condensed Consolidating Balance Sheet
As of June 30, 2009
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$31,221	$(15)	$26,542	$-	$57,748
Accounts receivable, net	-	86,530	43,899	-	130,429
Inventories	-	103,674	32,827	(898)	135,603
Deferred income taxes	3,452	25,681	6,031	-	35,164
Prepaid expenses and other current assets	2,623	2,542	4,773	-	9,938
Total current assets	37,296	218,412	114,072	(898)	368,882

Property, plant and equipment, net	12,720	67,624	20,563	-	100,907
Non-current marketable securities, net	17,677	-	-	-	17,677
Deferred financing costs, net	25,754	-	-	-	25,754
Other assets	12,551	2,243	631	-	15,425
Intangible assets with definite lives, net	-	253,225	39,328	-	292,553
Intangible assets with indefinite lives	-	85,404	26,862	-	112,266
Goodwill	(10)	388,913	39,230	-	428,133
Total assets	$105,988	$1,015,821	$240,686	$(898)	$1,361,597

Liabilities and Stockholder's Equity
Current liabilities:
Current portion of long-term debt	$5,250	$340	$-	$-	$5,590
Accounts payable	285	20,553	15,736	-	36,574
Advance payments by customers and deferred revenue	-	17,433	15,985	-	33,418
Income taxes payable	587	-	4,493	-	5,080
Accrued payroll expenses	1,600	15,148	2,128	-	18,876
Accrued expenses and other current liabilities	25,418	11,079	11,441	-	47,938
Total current liabilities	33,140	64,553	49,783	-	147,476

Long-term debt	883,013	745	-	-	883,758
Deferred income taxes	(11,453)	138,725	15,776	-	143,048
Defined benefit plan obligations	6,079	-	-	-	6,079
Other long-term liabilities	16,825	1,271	3,380	-	21,476
Intercompany investment	(268,635)	41,022	227,613	-	-
Intercompany receivable/payable	(880,752)	902,126	(20,891)	(483)	-
Total liabilities	(221,783)	1,148,442	275,661	(483)	1,201,837

Stockholder's equity	327,771	(132,621)	(34,975)	(415)	159,760
Total liabilities and stockholder's equity	$105,988	$1,015,821	$240,686	$(898)	$1,361,597

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended March 31, 2010
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$(28,301)	$(15,293)	$20,698	$(5,405)	$(28,301)
Changes in operating assets and liabilities and non-cash items included in net income (loss)	66,418	23,792	(15,064)	5,405	80,551
Net cash provided by (used in) operating activities	38,117	8,499	5,634	-	52,250
Cash flows from investing activities:
Payment for purchase of business	(4,000)	-	-	-	(4,000)
Capital expenditures	(171)	(9,444)	(3,561)	-	(13,176)
Proceeds from sale of marketable securities	8,580	-	-	-	8,580
Proceeds from the sale of property, plant and equipment	-	770	251	-	1,021
Other, net	(12)	-	-	-	(12)
Net cash provided by (used in) investing activities	4,397	(8,674)	(3,310)	-	(7,587)
Cash flows from financing activities:
Debt repayments	(4,012)	-	-	-	(4,012)
Net cash provided by (used in) financing activities	(4,012)	-	-	-	(4,012)
Effect of exchange rate changes on cash and cash equivalents	-	-	(2,051)	-	(2,051)
Net increase (decrease) in cash and cash equivalents	38,502	(175)	273	-	38,600
Cash and cash equivalents at beginning of period	31,221	(15)	26,542	-	57,748
Cash and cash equivalents at end of period	$69,723	$(190)	$26,815	$-	$96,348

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended March 31, 2009
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$(24,738)	$(9,294)	$11,580	$(2,286)	$(24,738)
Changes in operating assets and liabilities and non-cash items included in net income (loss)	26,373	18,186	12,886	2,286	59,731
Net cash provided by (used in) operating activities	1,635	8,892	24,466	-	34,993
Cash flows from investing activities:
Payment for purchase of businesses, net of
cash acquired	(7,832)	-	-	-	(7,832)
Capital expenditures	(11)	(8,406)	(4,541)	-	(12,958)
Proceeds from the sale of property, plant and equipment	-	1,145	214	-	1,359
Other, net	(4)	-	-	-	(4)
Net cash provided by (used in) investing activities	(7,847)	(7,261)	(4,327)	-	(19,435)
Cash flows from financing activities:
Debt repayments	(4,125)	(4)	-	-	(4,129)
Debt financing costs	(340)	-	-	-	(340)
Net cash provided by (used in) financing activities	(4,465)	(4)	-	-	(4,469)
Effect of exchange rate changes on cash and cash equivalents	-	-	(11,307)	-	(11,307)
Net increase (decrease) in cash and cash equivalents	(10,677)	1,627	8,832	-	(218)
Cash and cash equivalents at beginning of period	39,285	(2,379)	17,243	-	54,149
Cash and cash equivalents at end of period	$28,608	$(752)	$26,075	$-	$53,931

15.	Subsequent Events

Registration Statement Filing

On April 6, 2010, our parent company, Aeroflex Holding Corp. (formerly known as AX Holding Corp.), filed a registration statement with the SEC relating to the proposed initial public offering of its common stock. The offered shares are expected to be sold by Aeroflex Holding Corp. and, as selling stockholder, VGG Holding LLC, the parent company of Aeroflex Holding Corp.

Acquisition of Willtek

On May 7, 2010, we acquired certain assets and assumed certain liabilities from Willtek Communications for $2.8 million, subject to a post closing, downward only, purchase price adjustment based on net assets.

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

•	adverse developments in the global economy;

•	our inability to make payments on our significant indebtedness;

•	our dependence on growth in our customers’ businesses;

•	our inability to remain competitive in the markets we serve;

•	our inability to continue to develop, manufacture and market innovative, customized products and services that meet customer requirements for performance and reliability;

•	any failure of our suppliers to provide us with raw materials and/or properly functioning component parts;

•	termination of our key contracts, including technology license agreements, or loss of our key customers;

•	our inability to protect our intellectual property;

•	our failure to comply with regulations such as ITAR and any changes in regulations;

•	our exposure to auction rate securities and the impact this exposure has on our liquidity;

•
our failure to realize anticipated benefits from completed acquisitions, divestitures or restructurings, or the possibility that such acquisitions, divestitures or restructurings could adversely affect us;

•	the loss of key employees;

•	our exposure to foreign currency exchange rate risks;

•	terrorist acts or acts of war; and

•	other risks and uncertainties, including those listed under the caption "Risk Factors" disclosed in our Fiscal 2009 Form 10-K.

Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this Form 10-Q are made only as of the date hereof. We undertake no obligation to update or revise any forward-looking statements, either to reflect new developments, or for any other reason, except as required by law.

Overview

We are a leading global provider of RF and microwave integrated circuits, components and systems used in the design, development and maintenance of technically demanding, high-performance wireless communication systems. Our solutions include highly specialized microelectronic components and test and measurement equipment used by companies in the space, avionics, defense, commercial wireless communications, medical and other markets. We have targeted customers in these end markets because we believe our solutions address their technically demanding requirements. We were founded in 1937 and have proprietary technology that is based on extensive know-how and a long history of research and development focused on specialized technologies, often in collaboration with our customers.

Results of Operations

The following table sets forth our historical results of operations as a percentage of net sales for the periods indicated below:

	Three Months	Three Months		Nine Months		Nine Months
	Ended	Ended		Ended		Ended
	March 31, 2010	March 31, 2009		March 31, 2010		March 31, 2009

Net sales	100.0%	100.0%		100.0%		100.0%
Costs of sales	46.4	52.2		48.0		52.6
Gross profit	53.6	47.8		52.0		47.4

Operating expenses:
Selling, general and administrative costs	18.6	22.2		20.0		22.1
Research and development costs	12.4	12.9		11.9		11.9
Amortization of acquired intangibles	9.1	10.7		10.0		10.9
Acquired in-process research and development costs	-	1.7		-		0.5
Loss on liquidation of foreign subsidiary	-	-		1.7		-
Total operating expenses	40.1	47.5		43.6		45.4

Operating income	13.5	0.3		8.4		2.0

Interest expense	(12.4)	(14.8)		(13.6)		(14.4)
Other income (expense), net	0.1	-		0.2		2.8
Income (loss) before income taxes	1.2	(14.5)		(5.0)		(9.6)
Provision (benefit) for income taxes	(0.5)	(4.6)		1.1		(3.9)

Net income (loss)	1.7%	(9.9	) %	(6.1	) %	(5.7	) %

Statements of Operations

Management evaluates the operating results of our two segments based upon adjusted operating income, which is pre-tax operating income, before costs related to amortization of acquired intangibles, share-based compensation, restructuring charges, merger related expenses, acquired in-process research and development costs, loss on liquidation of foreign subsidiary and the impact of any acquisition related adjustments. We have set out below our adjusted operating income (loss) by segment and in the aggregate, and have provided a reconciliation of operating income (loss) to adjusted operating income (loss) for the periods presented.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009
	(In thousands)

Net sales:
Microelectronic solutions ("AMS")	$83,418	$70,232	$229,939	$208,564
Test solutions ("ATS")	85,017	69,207	235,351	228,535
Net sales	$168,435	$139,439	$465,290	$437,099

Segment adjusted operating income:
- AMS	$23,029	$14,783	$59,940	$44,767
- ATS	19,005	8,700	47,156	34,304
- General corporate expense	(2,189)	(2,854)	(7,378)	(9,421)
Adjusted operating income	39,845	20,629	99,718	69,650

Amortization of acquired intangibles
- AMS	(8,733)	(8,829)	(26,312)	(27,968)
- ATS	(6,675)	(6,127)	(20,215)	(19,578)
Share-based compensation
- Corporate	(518)	(489)	(1,563)	(1,466)
Restructuring charges
- ATS	(105)	(582)	(356)	(2,792)
Merger related expenses - Corporate	(647)	(815)	(2,111)	(3,621)
Acquired in-process R&D costs
- AMS	-	(1,665)	-	(1,665)
- ATS	-	(626)	-	(626)
Loss on liquidation of foreign subsidiary - ATS	-	-	(7,696)	-
Current period impact of acquisition related adjustments:
Inventory - AMS	-	-	(246)	-
Depreciation - AMS	(251)	(285)	(791)	(857)
Depreciation - ATS	(172)	(629)	(989)	(2,043)
Depreciation - Corporate	(55)	(55)	(165)	(165)
Deferred revenue - ATS	(31)	(64)	(96)	(240)
Operating income (GAAP)	22,658	463	39,178	8,629

Interest expense	(20,815)	(20,566)	(63,272)	(63,031)
Other income (expense), net	222	(47)	701	12,366
Income (loss) before income taxes	$2,065	$(20,150)	$(23,393)	$(42,036)

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Net Sales. Net sales increased 21% to $168.4 million for the three months ended March 31, 2010 from $139.4 million for the three months ended March 31, 2009.

Net sales in the AMS segment increased 19% to $83.4 million for the three months ended March 31, 2010 from $70.2 million for the three months ended March 31, 2009. The increase in sales was primarily volume driven as a result of a general strengthening in the marketplace. Specific variances include a $4.7 million increase in sales of motion control products (of which $2.9 million was from Airflyte Electronics, acquired in June 2009); a $4.4 million increase in sales of microelectronic modules; a $2.9 million increase in sales of Integrated Circuits (“ICs”); and a $1.4 million increase in sales of components.

Net sales in the ATS segment increased 23% to $85.0 million for the three months ended March 31, 2010 from $69.2 million for the three months ended March 31, 2009. The increase in sales was primarily due to a volume driven $13.1 million increase in sales of wireless test products; a volume driven $3.0 million increase in sales of synthetic test products; and a $2.5 million increase in sales from VI Technology, acquired in March 2009; partially offset by a volume driven $1.9 million decrease in sales of avionic products.

Gross Profit. Gross profit equals net sales less cost of sales. Cost of sales includes materials, direct labor, amortization of capitalized software development costs and overhead expenses such as engineering labor, fringe benefits, depreciation, allocable occupancy costs and manufacturing supplies.

On a consolidated basis, gross profit was $90.3 million, or 53.6% of net sales, for the three months ended March 31, 2010 and $66.6 million, or 47.8% of net sales, for the three months ended March 31, 2009. Both segments contributed to the increase in gross profits. The increase in gross margin was mainly due to a shift in the mix of products and a substantial increase in the gross margins of the ATS segment, principally attributable to increased sales of wireless products, which have margins higher than the segment average.

	Gross Profit
Three Months
Ended		% of		% of		% of
March 31,	AMS	Net Sales	ATS	Net Sales	Total	Net Sales
	(In thousands, except percentages)

2009	$33,095	47.1%	$33,510	48.4%	$66,605	47.8%
2010	$42,286	50.7%	$48,011	56.5%	$90,297	53.6%

Gross margins in the AMS segment were 50.7% for the three months ended March 31, 2010 and 47.1% for the three months ended March 31, 2009. Margins were favorably impacted by increased sales of microelectronic modules and lCs, which have margins higher than the segment average. In addition, gross margins improved for certain component products as a result of increased sales volume, a favorable sales mix, and cost savings measures.

Gross margins in the ATS segment were 56.5% for the three months ended March 31, 2010 and 48.4% for the three months ended March 31, 2009. The increase in gross margins is principally attributable to increased sales of wireless products, which have margins higher than the segment average.

Selling, General and Administrative Costs. Selling, general and administrative costs, or SG&A, include office and management salaries, fringe benefits, commissions, insurance and professional fees.

On a consolidated basis SG&A costs increased $423,000, or 1%, to $31.4 million. As a percentage of sales, SG&A costs decreased from 22.2% for the three months ended March 31, 2009 to 18.6% for the three months ended March 31, 2010.

	Selling, General and Administrative Costs
Three Months
Ended		% of		% of			% of
March 31,	AMS	Net Sales	ATS	Net Sales	Corporate	Total	Net Sales
	(In thousands, except percentages)

2009	$11,019	15.7%	$15,721	22.7%	$4,214	$30,954	22.2%
2010	$10,799	12.9%	$17,169	20.2%	$3,409	$31,377	18.6%

In the AMS segment, SG&A costs decreased $220,000, or 2%, to $10.8 million for the three months ended March 31, 2010. As a percentage of sales, SG&A costs in the AMS segment decreased from 15.7% for the three months ended March 31, 2009 to 12.9% for the three months ended March 31, 2010. The components group reduced SG&A costs by $679,000, primarily due to cost savings initiatives. These savings in the AMS segment were partially offset by additional costs of $405,000 related to Airflyte Electronics, acquired in June 2009.

In the ATS segment, SG&A costs increased $1.4 million, or 9%, to $17.2 million for the three months ended March 31, 2010. As a percentage of sales, SG&A costs in the ATS segment decreased from 22.7% for the three months ended March 31, 2009 to 20.2% for the three months ended March 31, 2010. The decrease in SG&A, as a percentage of sales, was primarily the result of our ability to control costs while sales increased.

Corporate general and administrative expenses decreased $805,000, primarily due to reductions in merger related expenses, employee related expenses and professional fees.

Research and Development Costs. Research and development costs include materials, engineering labor and allocated overhead.

On a consolidated basis, research and development costs increased $2.9 million. As a percentage of sales, research and development costs decreased from 12.9% for the three months ended March 31, 2009 to 12.4% for the three months ended March 31, 2010.

	Research and Development Costs
Three Months
Ended		% of		% of		% of
March 31,	AMS	Net Sales	ATS	Net Sales	Total	Net Sales
	(In thousands, except percentages)

2009	$7,579	10.8%	$10,362	15.0%	$17,941	12.9%
2010	$8,709	10.4%	$12,145	14.3%	$20,854	12.4%

AMS segment self-funded research and development costs increased $1.1 million, or 15%, to $8.7 million for the three months ended March 31, 2010, primarily due to increased spending on microelectronic modules. As a percentage of sales, AMS segment research and development costs decreased from 10.8% to 10.4%.

ATS segment self-funded research and development costs increased $1.8 million, or 17%, to $12.1 million for the three months ended March 31, 2010, primarily due to the development of products within our radio test division and wireless products. As a percentage of sales, ATS research and development costs decreased from 15.0% to 14.3%.

Amortization of Acquired Intangibles. Amortization of acquired intangibles increased $452,000 in the three months ended March 31, 2010 primarily due to additional amortization of $424,000 related to VI Technology, acquired in March 2009, and $290,000 related to Airflyte Electronics, acquired in June 2009, offset by various net reductions totaling $262,000. By segment, the amortization decreased $95,000 in the AMS segment and increased $547,000 in the ATS segment.

Other income (Expense). Interest expense was $20.8 million for the three months ended March 31, 2010 and $20.6 million for the three months ended March 31, 2009. Other income (expense) of $222,000 for the three months ended March 31, 2010 consisted of $329,000 of interest and miscellaneous income, partially offset by $107,000 of foreign currency transaction losses. Other income (expense) of $(47,000) for the three months ended March 31, 2009 consisted of $669,000 of foreign currency transaction losses partially offset by $622,000 of interest and miscellaneous income.

Income taxes. Primarily due to interest expense associated with our debt, we currently project we will have a pre-tax loss in the U.S. for fiscal 2010, but project that we will generate taxable income from foreign operations. In the fourth quarter of fiscal 2009, we decided to no longer permanently reinvest post-fiscal 2008 foreign earnings in our foreign operations and began to distribute a substantial portion of our foreign earnings to the U.S. to partially fund interest and principal payments on our debt. Accordingly, we have provided for foreign and U.S. income taxes on fiscal 2009 and 2010 foreign taxable income. The benefit available for foreign tax credits against our U.S. income tax on foreign earnings has not been recognized, because it was not considered to be more likely than not that we would generate sufficient foreign source income, after allocation of the significant amount of our interest expense to the foreign source income, to allow us to utilize the credit. This significantly increased the effective tax rate for each of fiscal 2009 and fiscal 2010. If factors change that affect our assessment of the likelihood of whether we can generate sufficient foreign source income as a result of a reduced amount of allocated interest to the foreign source income, or otherwise, and we can conclude that it is more likely than not that we will be able to utilize our foreign tax credits, then we would recognize this benefit through the elimination of the valuation allowance we have set up against the foreign tax credits.

Our income tax benefit was $791,000 for the three months ended March 31, 2010, on our consolidated pre-tax income of $2.1 million. We had an income tax benefit for the three months ended March 31, 2009 of $6.4 million on a consolidated pre-tax loss of $20.1 million, an effective income tax rate of 31.9%. The net tax benefits are a combination of U.S. tax benefits on domestic losses and foreign taxes on foreign earnings and, for fiscal 2010, domestic taxes provided on foreign earnings, as we expect that substantially all these earnings will be distributed to the U.S. The effective income tax rate for both periods differed from the amount computed by applying the U.S. Federal income tax rate to income before income taxes primarily due to foreign, state and local income taxes and, for fiscal 2010, is impacted by the valuation allowance recorded for foreign tax credits, as discussed above.

In the three months ended March 31, 2010, we paid income taxes of $622,000 and received tax refunds of $0. In the three months ended March 31, 2009, we paid income taxes of $597,000 and received tax refunds of $1.3 million.

Net income (loss). Our net income was $2.9 million for the three months ended March 31, 2010 and our net loss was $13.7 million for the three months ended March 31, 2009. The $16.6 million improvement is comprised of the following: an increase in sales of $29.0 million resulting in an increase of $23.7 million in gross profit, an elimination of an in-process research and development charge of $2.3 million, partially offset by an increase of $3.8 million in operating expenses and a decrease in our tax benefit of $5.6 million.

Nine Months Ended March 31, 2010 Compared to Nine Months Ended March 31, 2009

Net Sales. Net sales increased 6% to $465.3 million for the nine months ended March 31, 2010 from $437.1 million for the nine months ended March 31, 2009.

Net sales in the AMS segment increased 10% to $229.9 million for the nine months ended March 31, 2010 from $208.6 million for the nine months ended March 31, 2009. The increase in sales was primarily volume driven. Specific variances include a $10.4 million increase in sales of microelectronic modules; a $9.3 million increase in sales of ICs; sales of $8.2 million from Airflyte Electronics, acquired in June 2009; partially offset by a $5.7 million decrease in sales of components, due to decreased sales volumes in the first half of the year, as well as certain price reductions created by industry competition.

Net sales in the ATS segment increased 3% to $235.4 million for the nine months ended March 31, 2010 from $228.5 million for the nine months ended March 31, 2009. The increase in sales was primarily due to a volume driven $12.3 million increase in sales of wireless test products; a $9.8 million increase in sales from VI Technology, acquired in March 2009; a volume driven $6.2 million increase in sales of synthetic test products; partially offset by a $9.2 million decrease in sales of radio test sets, due to a delay in the timing of shipments on a number of large orders; a volume driven $7.3 million decrease in sales of avionic products; and a volume driven $3.5 million decrease in sales of frequency synthesizers.

Gross Profit. On a consolidated basis, gross profit was $241.9 million, or 52.0% of net sales, for the nine months ended March 31, 2010 and $207.1 million, or 47.4% of net sales, for the nine months ended March 31, 2009. Both segments contributed to the increase in gross profit. The increase in gross margin was mainly due to a shift in the mix of products and a substantial increase in the gross margins of the ATS segment, principally attributable to increased sales of wireless products, which have margins higher than the segment average.

	Gross Profit
Nine Months
Ended		% of		% of		% of
March 31,	AMS	Net Sales	ATS	Net Sales	Total	Net Sales
	(In thousands, except percentages)

2009	$98,191	47.1%	$108,932	47.7%	$207,123	47.4%
2010	$112,487	48.9%	$129,398	55.0%	$241,885	52.0%

Gross margins in the AMS segment were 48.9% for the nine months ended March 31, 2010 and 47.1% for the nine months ended March 31, 2009. Margins were favorably impacted by increased sales of microelectronic modules and lCs, which have margins higher than the segment average.

Gross margins in the ATS segment were 55.0% for the nine months ended March 31, 2010 and 47.7% for the nine months ended March 31, 2009. The increase in gross margins is principally attributable to increased sales of wireless products, which have margins higher than the segment average.

Selling, General and Administrative Costs. On a consolidated basis SG&A costs decreased $3.4 million, or 4%, to $93.2 million. As a percentage of sales, SG&A costs decreased from 22.1% for the nine months ended March 31, 2009 to 20.0% for the nine months ended March 31, 2010.

	Selling, General and Administrative Costs
Nine Months
Ended		% of		% of			% of
March 31,	AMS	Net Sales	ATS	Net Sales	Corporate	Total	Net Sales
	(In thousands, except percentages)

2009	$32,104	15.4%	$49,835	21.8%	$14,673	$96,612	22.1%
2010	$31,382	13.6%	$50,589	21.5%	$11,217	$93,188	20.0%

In the AMS segment, SG&A costs decreased $722,000, or 2%, to $31.4 million for the nine months ended March 31, 2010. As a percentage of sales, SG&A costs in the AMS segment decreased from 15.4% for the nine months ended March 31, 2009 to 13.6% for the nine months ended March 31, 2010. The components group reduced SG&A costs by $2.3 million, primarily due to cost savings initiatives. These savings in the AMS segment were partially offset by additional costs of $1.2 million related to Airflyte Electronics, acquired in June 2009.

In the ATS segment, SG&A costs increased $754,000, or 2%, to $50.6 million for the nine months ended March 31, 2010 principally due to the additional cost of $1.9 million related to VI Technology, acquired in March 2009, which was partially offset by various reductions in the other ATS business units. These reductions were primarily the result of cost savings initiatives and efforts to consolidate and reorganize our various European locations. As a percentage of sales, SG&A costs in the ATS segment decreased from 21.8% for the nine months ended March 31, 2009 to 21.5% for the nine months ended March 31, 2010, primarily the result of controlling costs while sales increased.

Corporate general and administrative expenses decreased $3.5 million, primarily due to reductions in merger related expenses, employee related expenses and professional fees.

Research and Development Costs. On a consolidated basis, research and development costs increased by $3.3 million. As a percentage of sales, research and development costs was 11.9% for both the nine months ended March 31, 2009 and the nine months ended March 31, 2010.

	Research and Development Costs
Nine Months
Ended		% of		% of		% of
March 31,	AMS	Net Sales	ATS	Net Sales	Total	Net Sales
	(In thousands, except percentages)

2009	$22,178	10.6%	$29,867	13.1%	$52,045	11.9%
2010	$22,202	9.7%	$33,094	14.1%	$55,296	11.9%

AMS segment self-funded research and development costs increased $24,000, to $22.2 million for the nine months ended March 31, 2010. Increases in spending on microelectronic modules and ICs, were offset by reductions in spending on components and motion control products. As a percentage of sales, AMS segment research and development costs decreased from 10.6% to 9.7%.

ATS segment self-funded research and development costs increased $3.2 million, or 11%, to $33.1 million for the nine months ended March 31, 2010, primarily due to the development of next generation products in our radio and avionics test division and wireless products. As a percentage of sales, ATS research and development costs increased from 13.1% to 14.1%.

Amortization of Acquired Intangibles. Amortization of acquired intangibles decreased $1.0 million in the nine months ended March 31, 2010 primarily due to certain intangibles becoming fully amortized during the first quarter of fiscal 2009. The decrease is partially offset by additional amortization of $1.6 million related to VI Technology, acquired in March 2009, and $871,000 related to Airflyte Electronics, acquired in June 2009. By segment, the amortization decreased $1.7 million in the AMS segment and increased $637,000 in the ATS segment.

Loss on Liquidation of Foreign Subsidiary. During the nine months ended March 31, 2010, we recognized a non-cash $7.7 million loss on liquidation of a foreign subsidiary relating to the write-off of the foreign currency translation balance upon substantial dissolution. There was no similar charge recorded in the nine months ended March 31, 2009.

Other income (Expense). Interest expense was $63.3 million for the nine months ended March 31, 2010 and $63.0 million for the nine months ended March 31, 2009. Other income (expense) of $701,000 for the nine months ended March 31, 2010 consisted of $1.4 million of interest and miscellaneous income, partially offset by $692,000 of foreign currency transaction losses. Other income (expense) of $12.4 million for the nine months ended March 31, 2009 consisted of $10.5 million of foreign currency transaction gains and $1.9 million of interest and miscellaneous income.

Income taxes. Primarily due to interest expense associated with our debt, we currently project we will have a pre-tax loss in the U.S. for fiscal 2010, but project that we will generate taxable income from foreign operations. In the fourth quarter of fiscal 2009, we decided to no longer permanently reinvest post-fiscal 2008 foreign earnings in our foreign operations and began to distribute a substantial portion of our foreign earnings to the U.S. to partially fund interest and principal payments on our debt. Accordingly, we have provided for foreign and U.S. income taxes on fiscal 2009 and 2010 foreign taxable income. The benefit available for foreign tax credits against our U.S. income tax on foreign earnings has not been recognized, because it was not considered to be more likely than not that we would generate sufficient foreign source income, after allocation of the significant amount of our interest expense to the foreign source income, to allow us to utilize the credit. This significantly increased the effective tax rate for each of fiscal 2009 and fiscal 2010. If factors change that affect our assessment of the likelihood of whether we can generate sufficient foreign source income as a result of a reduced amount of allocated interest to the foreign source income, or otherwise, and we can conclude that it is more likely than not that we will be able to utilize our foreign tax credits, then we would recognize this benefit through the elimination of the valuation allowance we have set up against the foreign tax credits.

Our provision for income taxes was $4.9 million for the nine months ended March 31, 2010, on a consolidated pre-tax loss of $23.4 million. We had an income tax benefit for the nine months ended March 31, 2009 of $17.3 million on a consolidated pre-tax loss of $42.0 million, an effective income tax rate of 41.2%. The provisions are a combination of U.S. tax benefits on domestic losses and foreign taxes on foreign earnings and, for fiscal 2010, domestic taxes provided on foreign earnings, as we expect that substantially all these earnings will be distributed to the U.S. The effective income tax rate for both periods differed from the amount computed by applying the U.S. Federal income tax rate to income before income taxes primarily due to foreign, state and local income taxes and, for fiscal 2010, is impacted by the valuation allowance recorded for foreign tax credits, as discussed above.

In the nine months ended March 31, 2010, we paid income taxes of $5.2 million and received tax refunds of $627,000. In the nine months ended March 31, 2009, we paid income taxes of $3.0 million and received tax refunds of $2.0 million.

Net Loss. Our net loss was $28.3 million for the nine months ended March 31, 2010 and $24.7 million for the nine months ended March 31, 2009. The $3.6 million increase in net loss is comprised of the following: a non-cash loss on liquidation of a foreign subsidiary of $7.7 million in the nine months ended March 31, 2010; an unfavorable variance in foreign currency gains/losses of $11.2 million; and an increase in income taxes of $22.2 million; offset by an increase in sales of $28.2 million, resulting in an increase of $34.8 million in gross profit; a reduction in in-process research and development of $2.3 million; and a reduction of $1.2 million of operating expenses.

Liquidity and Capital Resources

As of March 31, 2010, we had $96.3 million of cash and cash equivalents, $256.8 million in working capital and our current ratio was 2.9 to 1.

In early February 2008, when auctions began to fail, our gross investment in marketable securities consisted of $46.5 million of auction rate securities. Auction rate securities represent long-term variable rate bonds that generally carry maturities of ten years to thirty-five years from the date of issuance, and whose rates are tied to short-term interest rates that are reset through an auction process every seven to thirty-five days, and are classified as available for sale securities. From early February 2008 to June 30, 2009, $26.5 million of auction rate securities were redeemed by the issuers or sold at par. During the nine months ended March 31, 2010, an additional $8.9 million of our auction rate securities were redeemed by the issuer at an average of 96.4% of par.  The resulting $320,000 realized loss was recorded in the statement of operations for the three and nine months ended March 31, 2010.  The $11.1 million of auction rate securities that we currently hold are partially offset by a valuation allowance of $1.3 million.

All but one (with the one security having a carrying value of $1.7 million and a rating of A-) of our remaining auction rate securities retain a triple-A rating by at least one nationally recognized statistical rating organization.

Should credit market disruptions continue or increase in magnitude, we may be required to record a further impairment on our investments or consider that an ultimate liquidity event may take longer than currently anticipated.

Our principal liquidity requirements are to service our debt and interest and meet our working capital and capital expenditure needs. As of March 31, 2010, we had $898.7 million of debt outstanding (of which $893.2 million was long-term), including approximately $511.8 million under our senior secured credit facility, $225.0 million of senior notes and $160.8 million under our senior subordinated unsecured credit facility, including paid-in-kind interest.  Additionally, at March 31, 2010 we had $50.0 million of availability under the revolving portion of our senior secured credit facility.

The following is a summary of required principal repayments of our debt for the next five years and thereafter as of March 31, 2010:

Twelve Months Ended March 31,	(In thousands)
2011	$5,516
2012	5,610
2013	5,635
2014	5,250
2015	876,702
Thereafter	-
Total	$898,713

As of March 31, 2010, we and our subsidiaries were in compliance with all of the covenants contained in our loan agreements.  Certain loan covenants are based on Adjusted EBITDA. Adjusted EBITDA is defined as EBITDA (net income (loss) before interest expense, income taxes, depreciation and amortization) adjusted to add back certain non-cash, non-recurring and other items, as required by various covenants in our debt agreements.  Our use of the term Adjusted EBITDA may vary from others in our industry.  EBITDA and Adjusted EBITDA are not measures of operating income (loss), performance or liquidity under U.S. GAAP and are subject to important limitations.  A reconciliation of net income (loss), which is a U.S. GAAP measure of our operating results, to Adjusted EBITDA, as defined in our debt agreements, is as follows:

	Three Months ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
	(In thousands)

Net income (loss)	$2,856	$(13,734)	$(28,301)	$(24,738)
Interest expense	20,815	20,566	63,272	63,031
Provision (benefit) for income taxes	(791)	(6,416)	4,908	(17,298)
Depreciation and amortization	20,404	20,008	62,178	63,659
EBITDA	43,284	20,424	102,057	84,654

Non-cash purchase accounting adjustments	31	2,355	342	2,531
Merger related expenses	647	815	2,111	3,621
Restructuring costs and related pro forma savings from such activities(a)	105	4,457	356	6,667
Share-based compensation (b)	518	489	1,563	1,466
Non-cash loss on liquidation of foreign subsidiary	-	2,250	7,696	2,250
Other defined adjustments (c)	(4)	(1,676)	(346)	5,299
Adjusted EBITDA	$44,581	$29,114	$113,779	$106,488

(a)
Primarily reflects costs associated with the reorganization of our U.K. operations and the pro forma savings related thereto.  Pro forma savings reflects the amount of costs that we estimate would have been eliminated during the period in which a restructuring occurred had the restructuring occurred as of the first day of that period.

(b)	Reflects non-cash share-based compensation expense.

(c)
Reflects other adjustments required in calculating our debt covenant compliance. These other defined items include non-cash inventory adjustments for a discontinued product and pro forma EBITDA for periods prior to the acquisition dates for companies acquired during the periods presented.

Financial covenants in our senior secured credit facility include (i) a maximum leverage ratio of total debt (less up to $15.0 million of unrestricted cash) to Adjusted EBITDA, as defined in our senior secured credit facility, and (ii) maximum consolidated capital expenditures. The maximum leverage ratio permitted for the twelve months ended March 31, 2010 and 2009 was 7.10 and 8.00, respectively, whereas our actual leverage ratio was 5.79 and 6.08, respectively. At the end of fiscal years 2010 and 2011 the maximum leverage ratio permitted decreases to 6.80 and 5.90, respectively.

Our senior secured credit facility contains various additional customary affirmative and negative covenants (subject to materiality thresholds, baskets, and customary exceptions and qualifications), including, but not limited to, restrictions on the ability of the borrowers and its subsidiaries to (i) dispose of assets or stock; (ii) incur additional indebtedness and guarantee obligations; (iii) pay certain dividends; (iv) create liens on assets; (v) make investments, loans or advances; (vi) restrict distributions to the borrowers or guarantors from their subsidiaries; (vii) engage in mergers or consolidations; (viii) engage in certain transactions with affiliates; (ix) incur additional negative pledges; (x) incur capital expenditures; (xi) change our fiscal year or accounting practices or the lines of business in which we and our subsidiaries are involved; (xii) enter into sale-leaseback transactions; (xiii) prepay principal of, premium, or interest on, or redeem, purchase, retire, defease, or create a sinking fund or make a similar payment with respect to, any subordinated indebtedness and certain other debt; (xiv) change the conduct of business; (xv) conduct activities of any parent holding company; or (xvi) amend our organizational documents.

If for any reason we fail to comply with the covenants in our senior secured credit facility, we would be in default under the terms of our senior secured credit facility.  If such a default were to occur, the lenders under our senior secured credit facility could elect to declare all amounts outstanding under our senior secured credit facility immediately due and payable, and the lenders would not be obligated to continue to advance funds to us.  In addition, if such a default were to occur, any amounts then outstanding under the senior subordinated unsecured credit facility or senior notes could become immediately due and payable.  If the amounts outstanding under these debt agreements are accelerated, our assets may not be sufficient to repay in full the money owed to our debt holders.

We expect that cash generated from operating activities and availability under the revolving portion of our senior secured credit facility will be our principal sources of liquidity. Our ability to make payments on and to refinance our indebtedness and to fund working capital needs and planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. In addition, to the extent we have consolidated excess cash flows, as defined in the credit agreement governing our senior secured credit facility, we must use specified portions of the excess cash flows to prepay senior secured debt. Based on our current level of operations, we believe our cash flow from operations and available borrowings under our senior secured credit facility will be adequate to meet our liquidity needs for at least the next twelve months. We cannot assure you, however, that our business will generate sufficient cash flow from operations, or those future borrowings will be available to us under our senior secured credit facility in an amount sufficient to enable us to repay our indebtedness or to fund other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before the maturity thereof.  We cannot assure you that we will be able to refinance any of our indebtedness at commercially reasonable terms or at all.

Cash Flows

For the nine months ended March 31, 2010, our cash flow provided by operations was $52.3 million. Our investing activities used cash of $7.6 million, primarily for capital expenditures of $13.2 million and a $4.0 million contingent consideration payment for the purchase of a business, partially offset by $8.6 million in proceeds from the sale of marketable securities and $1.0 million from the sale of property, plant and equipment. Our financing activities used cash of $4.0 million to repay indebtedness.

For the nine months ended March 31, 2009, our cash flow provided by operations was $35.0 million. Our investing activities used cash of $19.4 million, primarily $13.0 million for capital expenditures and $7.8 million of payments for the purchase of businesses. Our financing activities used cash of $4.5 million, primarily to repay $4.1 million of indebtedness.

Capital Expenditures

Capital expenditures were $13.2 million and $13.0 million, for the nine months ended March 31, 2010 and 2009, respectively.  The maximum consolidated capital expenditures permitted in our debt covenants for fiscal year 2010 is $25.0 million. Our capital expenditures primarily consist of equipment replacements.

Contractual Obligations

The following table summarizes our obligations and commitments to make future payments under debt and other obligations as of March 31, 2010:

Payments Due By Period (1)
	(In millions)
					Beyond
	Total	Year 1	Years 2 - 3	Years 4 - 5	5 Years
Senior secured credit facility	$511.8	$5.2	$10.5	$496.1	$-
Senior notes	225.0	-	-	225.0	-
Subordinated unsecured credit facility	160.8	-	-	160.8	-
Other long-term debt	1.1	0.4	0.7	-	-
Operating leases (2)	19.3	6.6	8.0	3.0	1.7
Employment agreements	7.1	3.8	3.0	0.3	-
Advisory fee (3)	7.4	2.2	4.4	0.8	-
Total	$932.5	$18.2	$26.6	$886.0	$1.7

(1)	Amounts do not include interest payments.

(2)	We do not expect any future minimum sub-lease rentals associated with operating lease commitments shown in the above table.

(3)
The annual advisory fee is payable to affiliates of our sponsors – The Veritas Capital Fund III, L.P., Golden Gate Private Equity, Inc. and GS Direct, L.L.C. - throughout the term of an advisory agreement, which has an initial term expiring on December 31, 2013 and is automatically renewable for additional one year terms thereafter unless terminated. For purposes of this table we have assumed that such agreement terminates December 31, 2013. The annual fee is the greater of $2.2 million or 1.8% of Adjusted EBITDA (as defined in the agreement governing our senior secured credit facility) for the prior fiscal year.

We may be required to pay contingent consideration for business acquisitions up to the following amounts: (i) $5 million on October 31, 2010 and $6 million on October 31, 2011 in connection with our acquisition of Gaisler if certain financial targets are achieved for fiscal 2010 and fiscal 2011, respectively; (ii) $3 million on October 31, 2010 in connection with our acquisition of Airflyte Electronics if certain financial targets are achieved for fiscal 2010; and (iii) an aggregate of $2.0 million over the next five years in connection with our acquisition of Hi-Rel Components if certain financial targets are achieved through fiscal 2014.

In the normal course of business, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. None of these obligations are individually significant. We do not expect that these commitments, as of March 31, 2010, will have a material adverse affect on our liquidity.

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

Critical Accounting Policies and Estimates

This discussion and analysis of the Company’s financial condition and results of operations is based upon the unaudited condensed consolidated financial statements included in this Quarterly Report, which have been prepared in accordance with U.S. GAAP and applicable SEC regulations for preparation of interim financial statements.

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

•	Revenue Recognition
•	Acquisition Accounting
•	Long-Lived Assets
•	Income Taxes
•	Foreign Currency Translations
•	Financial Instruments and Derivatives

Further information regarding these policies appears within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.  During the nine month period ended March 31, 2010, there were no significant changes to any critical accounting policies or to the related estimates and judgments involved in applying those policies, except that effective July 1, 2009 we adopted new authoritative revenue recognition principles, the effect of which was immaterial.  This is further discussed in Note 1 to the unaudited financial statements contained elsewhere in this Form 10-Q.

Recently Adopted Accounting Pronouncements

See Note 2 of the notes to the unaudited condensed consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

See Note 2 of the notes to the unaudited condensed consolidated financial statements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.  We are subject to interest rate risk in connection with borrowings under our senior secured credit facility.  Although we currently have interest rate swap agreements hedging portions of this debt, these will expire before the borrowings are fully repaid. As of March 31, 2010, we have $511.8 million outstanding under the term-loan portion of our senior secured credit facility, the un-hedged portion of which is subject to variable interest rates. Each change of 1% in interest rates would result in a $1.7 million change in our annual interest expense on the un-hedged portion of the term-loan borrowings and a $507,000 change in our annual interest expense on the revolving loan borrowings, assuming the entire $50.0 million was outstanding.  Any debt we incur in the future may also bear interest at floating rates.

Foreign Currency Risk.   Foreign currency contracts are used to protect us from exchange rate fluctuation from the time customers are invoiced in local currency until such currency is exchanged for U.S. dollars. We periodically enter into foreign currency contracts, which are not designated as hedges, and the change in the fair value is included in income currently within other income (expense). As of March 31, 2010, we had $43.4 million of notional value foreign currency forward contracts maturing through April 30, 2010. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts. The fair value of these contracts at March 31, 2010 was an asset of $446,000.  If foreign currency exchange rates (primarily the British pound and the Euro) change by 10% from the levels at March 31, 2010, the effect on our comprehensive income would be approximately $20.7 million.

Inflation Risk.  Inflation has not had a material impact on our results of operations or financial condition during the preceding three years.

ITEM 4T.   CONTROLS AND PROCEDURES

Our disclosure controls and procedures under the Securities Exchange Act of 1934, as amended, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Principal Executive Officer and the Principal Financial Officer, with the assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2010 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

  There have been no material changes in our risk factors disclosed in our Fiscal 2009 Form 10-K.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

   None

Item 3.     Defaults upon Senior Securities

   None

Item 4.    [Removed and Reserved]

 None

Item 5.   Other Information

 None

Item 6.   Exhibits

Exhibit No.	Exhibit Description

31.1	Certification pursuant to Rules 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Chief Executive Officer)

31.2	Certification pursuant to Rules 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Chief Financial Officer)

31.3	Certification pursuant to Rules 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Principal Accounting Officer)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Chief Financial Officer)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEROFLEX INCORPORATED
(REGISTRANT)

May 12, 2010	/s/ John Adamovich, Jr.
John Adamovich, Jr.
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description

31.1	Certification pursuant to Rules 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Chief Executive Officer)

31.2	Certification pursuant to Rules 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Chief Financial Officer)

31.3	Certification pursuant to Rules 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Principal Accounting Officer)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Chief Financial Officer)