Form 10-K
period 2010-06-30
AEROFLEX INC
filed 2010-09-02
CIK 2601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  There is no public market for the common equity of the registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  Common Stock, par value $.10 per share; outstanding as of September 1, 2010 – 1,000 shares.

Documents incorporated by reference:  None.

PART I

In this Form 10-K, unless the context requires otherwise, references to (i) “we”, “our”, “the Company” or “us” refer, as applicable, to Aeroflex Incorporated and its subsidiaries, (ii) the term “parent” refers to Aeroflex Holding Corp. formerly known as AX Holding Corp., which owns 100% of our capital stock, (iii) the term “parent LLC” refers to VGG Holding LLC, which owns 100% of the parent, (iv) the term “Veritas Capital” refers to The Veritas Capital Fund III, L.P., (v) the term “Golden Gate Capital” refers to Golden Gate Private Equity, Inc., (vi) the term “GS Direct” refers to GS Direct, LLC, (vii) the term “Sponsors” refers collectively to affiliates of or funds managed by Veritas Capital, Golden Gate Capital and GS Direct, and (viii) “fiscal” year refers to the twelve months ended June 30 of the applicable year.  For example, “fiscal 2010” refers to the twelve months ended June 30, 2010.  On August 15, 2007, we were acquired by our parent pursuant to an agreement and plan of merger, or merger agreement.  In this Form 10-K, we refer to this transaction as the “Acquisition”, the “Merger” or the “Going Private Transaction.”

On July 9, 2010, our parent corporation, Aeroflex Holding Corp., filed a registration statement with the SEC relating to the proposed initial public offering of its common stock.  The offered shares are expected to be sold by Aeroflex Holding Corp. and, as selling stockholder, VGG Holding LLC.

Because the Company’s market position and related matters have been determined based on management’s good faith, reasonable estimates, statements about such items are noted in this report as a belief or as an estimate.

ITEM 1.   BUSINESS

Our Company

We are a leading global provider of radio frequency, or RF, and microwave integrated circuits, components and systems used in the design, development and maintenance of technically demanding, high-performance wireless communication systems. Our solutions include highly specialized microelectronic components and test and measurement equipment used by companies in the space, avionics, defense, commercial wireless communications, medical and other markets. We have targeted customers in these end markets because we believe our solutions address their technically demanding requirements. We were founded in 1937 and have proprietary technology that is based on the extensive know-how of our nearly 700 engineers and experienced management team, and a long history of research and development focused on specialized technologies, often in collaboration with our customers.

We provide a broad range of high margin products for specialized, high-growth end markets. The products we manufacture include a range of RF, microwave and millimeter wave microelectronic components, with a focus on high reliability, or HiRel, and radiation hardened, or RadHard integrated circuits, or ICs, and analog and mixed-signal devices. We also manufacture a range of RF and microwave wireless radio and avionics test equipment and solutions particularly for the wireless, avionics and radio testing markets. We believe that we have a top three global position on the basis of sales in product categories representing the majority of our revenue.  These product categories include: HiRel RadHard microelectronics/semiconductors for space; RF and microwave components: attenuation products, including programmables and switch matrices, microwave semiconductors and HiRel diodes; mixed-signal/digital ASICs for medical and security imaging; motion control products; wireless LTE test equipment; military radio and private mobile radio test equipment; avionics test equipment; and, synthetic test equipment. Our leadership position is based on estimates of our management, which are primarily based on our management’s knowledge and experience in the markets in which we operate.

We believe that the combination of our leading market positions, broad product portfolio, engineering capabilities, and years of experience enables us to deliver differentiated, high value products to our customers and provides us with a sustainable competitive advantage. We believe most of our market segments have high barriers to entry due to the need for specialized design and development expertise, the differentiation provided by our proprietary technology and the significant switching and requalifying costs that our customers would incur to change vendors. We often design and develop solutions through a collaborative process with our customers whereby our microelectronic products or test solutions are designed, or “spec’d”, into our customers’ products or test procedures. Our major customers often use our products in multiple systems or programs, sometimes developed by different business units within the customer’s organization. We believe, based on our long-term relationships and knowledge of customers’ buying patterns, that we were either a primary or the sole source supplier for products representing more than 80% of our total net sales in fiscal 2010. If we are a primary supplier, generally the customer will use two to three suppliers to satisfy its requirements for that product.

We have long standing relationships with a geographically diverse base of leading global companies including BAE Systems, Boeing, Cisco Systems, Ericsson, General Dynamics, Hamilton Standard, ITT Industries, Lockheed Martin, Motorola, Nokia, Northrop Grumman and Raytheon. For the fiscal year ended June 30, 2010, our largest customer represented approximately 6% of our net sales. In aggregate, for the fiscal year ended June 30, 2010, our top ten customers accounted for approximately 36% of our net sales.

We compete predominantly in the space, avionics, defense and the commercial wireless communications markets. For the fiscal year ended June 30, 2010, approximately 64% of our net sales came from space, avionics and defense, 27% from commercial wireless communications and 9% from medical and other markets. Our products are sold primarily to customers in the United States, Europe and the Middle East, and Asia, with sales to each of these regions accounting for 58%, 21% and 18%, respectively, of our net sales for fiscal year ended June 30, 2010.  The information on sales based on our customer’s geographical location and sales by end markets and sales and operating profits of our two industry segments for each of the three fiscal years in the period ended June 30, 2010 is set forth in Note 20 of Notes to Consolidated Financial Statements.

After 46 years as a public company, we were acquired on August 15, 2007 in the Going Private Transaction by affiliates of, or funds managed by, Veritas Capital, Golden Gate Capital, GS Direct, and certain members of our management. Since the Going Private Transaction, we have implemented significant changes that have improved our business model and in turn our financial performance. Since being promoted to CEO upon the consummation of the Going Private Transaction, Leonard Borow has instilled a results-oriented culture where business managers are being encouraged to make strategic decisions to drive growth and margin enhancement. We have made significant investments in new or improved products and technology, streamlined our cost structure to enhance our return on capital, and we believe we have revitalized our organizational culture.

Over the last six fiscal years, our business has experienced strong growth in net sales and an increase in backlog, providing improved visibility into future revenue and customer demand. The majority of our backlog is expected to be recognized as revenue within one year. For the period from fiscal 2004 to fiscal 2010, our net sales increased at a compound annual growth rate, or CAGR, of 8.4% and Adjusted EBITDA increased at a CAGR of 19.5%. Our backlog was $305.6 million as of June 30, 2010, an increase of 12.4% from $271.9 million as of June 30, 2009.

Our Segments

We operate through two business segments:  Aeroflex Microelectronic Solutions, or AMS, and Aeroflex Test Solutions, or ATS. We engineer, manufacture and market a diverse range of products in each of our segments. As evidence of the diversity of our product base, for the fiscal year ended June 30, 2010, our largest product offering, the TM500 test product, represented approximately 14% of our net sales.

	Aeroflex Microelectronic Solutions	Aeroflex Test Solutions

% of Net Sales in Fiscal 2010	49%	51%

% of Gross Profit in Fiscal 2010	47%	53%

Products	• HiRel microelectronics/semiconductors • RF and microwave (RFMW) components • Mixed-signal/digital ASICs • Motion control products	• Wireless test equipment • Military radio and Private Mobile Radio, or PMR, test equipment • Avionics test equipment • Synthetic test equipment • General purpose test equipment and other

Competitive Advantages

•  Leadership in microelectronic specialty products within our end markets, with a long history and proven track record

•  High-performance, high reliability products optimized for our target markets

•  Proprietary technologies in RF, microwave and millimeter wave development

•  Established long-term blue chip customer relationships with proven reputation

•  High switching costs

•  Class K certified by Defense Supply Center Columbus, or DSCC

•  Fabless semiconductor manufacturing model

•  State-of-the-art design, test and assembly capabilities

•  Leadership positions in specialty communications test equipment market segments within our end markets, with a long history and proven track record

•  High-performance products optimized for our target markets

•  Integrated hardware/software design focus

•  Pioneer in synthetic testing market

•  Established long-term blue chip customer relationships with proven reputation

•  State-of-the-art manufacturing processes

Aeroflex Microelectronic Solutions

AMS offers a broad range of microelectronics products and is a leading provider of high-performance, high reliability specialty products for the space, avionics, defense, commercial wireless communications, medical and other markets. Our strength in these markets stems from our success in the design and development of HiRel and RadHard products. RadHard products are specifically designed to tolerate high radiation level environments, which otherwise can degrade electronic components. The process by which electronic components for these harsh environments are designed, developed and manufactured differs materially from established semiconductor manufacturing practices. As a result, we believe we are among a very limited number of vendors globally who have the expertise, proven history and established relationships to compete and win in our target markets.

We principally operate on a fabless manufacturing model, outsourcing virtually all front-end semiconductor fabrication activities to commercial foundries. We believe our fabless manufacturing model provides us with a competitive advantage by significantly reducing our capital expenditures and labor costs and enhancing our ability to respond quickly, in scope and scale, to changes in technology and customer needs. We utilize a variety of foundries that incorporate our proprietary design specifications and packaging techniques in the manufacturing of our products.

In order to meet our customers’ needs, AMS’ Plainview, New York and Colorado Springs, Colorado facilities are space certified and have been manufacturing Class K products for space, avionics and defense programs for approximately 20 years. Class K device manufacturing utilizes the highest quality and reliability for electronic parts through a number of specifications, standards and test methods. The additional requirements that define Class K address the specific needs of space users and are intended to provide more confidence to the customers that the device is of the highest initial quality and that any defective parts have been removed. To enhance access to customers in the European space market, we acquired Gaisler Technologies, in June 2008. Gaisler Technologies, located in Gothenburg, Sweden, is a manufacturer of RadHard ICs.

AMS offers a broad range of complementary products that provide connectivity and computing functionality for applications that are characterized by their high-performance, high reliability requirements. Our product portfolio includes RF, microwave and millimeter wave products, including discrete components, ICs, monolithic microwave ICs and multi-chip modules. AMS also designs and manufactures application specific, high-performance analog and mixed-signal devices for use in medical, industrial and intelligent sensors. Our AMS products are used in over 100 space, avionics and defense platforms, including the Wideband Global Satellite Communications satellites, the National Polar Orbiting Operational Environmental Satellite System, the Advanced Extremely High Frequency satellites, the Boeing 777 airliner’s databus, the F-16’s modular mission computer, the B-1 flight controls upgrade and the Terminal High Altitude Area Defense program. Our AMS products are also widely used in wireless communications platforms, including WCDMA and LTE cellular base station systems, as well as point-to-point broadband radio applications. In the medical area, our products are used by two of the top four manufacturers of CT scan equipment.

For the fiscal year ended June 30, 2010, our AMS segment generated $322.2 million of our net sales and $162.3 million of our gross profit.

Aeroflex Test Solutions

ATS is a leading provider of a broad line of specialized test and measurement hardware and software products, primarily for the space, avionics, defense, commercial wireless communications and other markets. Our strength in testing and measurement stems from our expertise with RF and microwave signals and innovative product design and development to meet the changing needs of our markets. ATS has hardware and software expertise across a number of wireless markets, including the cellular infrastructure, cellular device, mobile radio and satellite markets. ATS’ products consist of flexible application software and multifunction hardware that our customers combine with industry-standard computers, networks and other third-party devices to create measurement, automation and embedded systems. This approach gives customers the ability to quickly and cost-effectively design, prototype and deploy unique custom-defined solutions for their design, control and test application needs.

Examples of ATS products and their applications include:

•        wireless test equipment, which is used to test handsets and base stations;

•        military radio and PMR test equipment, which is used by radio manufacturers and military, police, fire, and emergency response units to test handheld radios;

•        avionics test equipment, which is used in the design, manufacture and maintenance of electronics systems for aircraft;

•        synthetic test equipment, which is used to test satellites and transmit / receive modules prior to launch and deployment; and

•        general purpose test equipment, including spectrum analyzers and signal generators.

As technology continues to evolve and “next generation” communications protocols are introduced, equipment manufacturers and network providers need both test and measurement products that are compatible with the new technologies and products that work with older generation equipment. We have gained significant expertise in advanced RF and new wireless technology and have focused our research and development toward such next generation technologies. One example is the Aeroflex 3000 Series, a modular test suite for mobile phone and general purpose wireless test using the PXI standard, which is a widely accepted standard for module electronic instrumentation platforms. This product is tailored to the testing of wireless handsets and wireless base stations, which are the transmission facilities for wireless networks, where speed, repeatability, and accuracy are critical. Also, as wireless infrastructure has evolved with the advent of 4G networks, ATS has built capabilities around the two main 4G standards, which are the Worldwide Interoperability for Microwave Access, or WiMAX, and Long Term Evolution, or LTE, protocols. In particular, we provide the TM500 product family that targets the 4G LTE market as well as PXI-based products and the 7100 product family that target both the WiMAX and LTE markets.

For the fiscal year ended June 30, 2010, ATS generated $332.9 million of our net sales and $180.5 million of our gross profit.

Industry Overview and Market Opportunity

The volume of mobile traffic from multiple data streams is rising rapidly and has resulted in significant technological innovation to address the increasing need for higher rates of data transmission and more efficient use of existing spectrum. This has led to the development of a number of advanced data transmission systems and technologies that use RF, microwave and millimeter wave frequencies that are being used in a broad range of end markets, including space, avionics, defense, commercial wireless communications, medical and other markets. The growing number of applications in these markets, including data transmission, video transmission, control of unmanned aerial vehicles, or UAVs, and a growing number of satellites, generally are driving increased demand for RF, microwave and millimeter wave technologies. Additionally, the creation of a next generation wireless communication network to accommodate the rapidly growing volume of data being transmitted to smart phones and other mobile devices requires new test and measurement equipment for research and development, conformance testing, production testing, installation and commissioning, monitoring and optimization, and service and maintenance.

Space, Avionics and Defense

The space, avionics and defense market as a whole is expected to show flat to modest growth in the near term as the U.S. Department of Defense, or U.S. DoD, looks for budget savings and redefines priorities in 2010 and 2011. The most recent U.S. DoD budget focuses on achieving savings through acquisition reform, including terminating unneeded and poorly performing programs and unproven technologies. At the same time, we believe proposed shifts in spending to certain technologies and other areas of the U.S. DoD budget offer significant growth opportunities. According to the most recent U.S. DoD budget, operation and maintenance spending is expected to increase, as existing equipment and technologies are maintained, retrofitted and upgraded, rather than replaced. Such spending will also be driven by ongoing operations in Afghanistan and Iraq, which exacerbate the wear and tear on existing equipment, including combat radio systems and aircraft. In addition, recent U.S. DoD budget proposals call for the expansion of manned and unmanned systems for intelligence, surveillance, and reconnaissance, or ISR, spending and in-theater electronic warfare capabilities, which will result in greater use of UAVs and the need for additional military satellite bandwidth capacity. Outside of government defense spending, improving airline traffic is expected to drive increases in spending on commercial avionics as commercial airlines continue to bring back idle capacity and begin upgrading older aircraft.

Government and commercial satellites.     Growth in the global space industry is primarily driven by military demand for more bandwidth and next generation technology requiring higher power and more processing needs, the U.S. government’s focus on maintaining U.S. space superiority and the need to replace aging weather satellites. Growth is expected to be driven by the increased usage of UAV’s and other ISR systems and the continued trend toward disseminating more satellite communications services and equipment down to lower level military personnel. In addition, as satellites become more technologically sophisticated, manufacturers are increasingly outsourcing component and subsystem production, which increases the value of our content per satellite on both an absolute and relative basis. For the period 2008-2010, our average dollar content per satellite was approximately $5.5 million of a total satellite content of $336.6 million. That compared with an average dollar content of $1.4 million of a total satellite content of $135.3 million in 2001-2003.

Military and commercial avionics.     We expect growth in spending on avionics systems, and associated additional testing needs, due to increased retrofitting and upgrading of existing military aircraft and capacity additions by commercial airlines. Increased retrofitting and upgrading of military aircraft is expected to be driven by the projected shift in the U.S. DoD budget to increase operation and maintenance spending as a result of the cancellation and delays associated with the introduction of new programs and the ongoing high usage of equipment in Afghanistan and Iraq.

The U.S. government’s ISR initiative and effort to digitize the military will result in additional needs for UAVs and electronic communications capabilities, further increasing the demand for military, avionics and electronics test solutions. Following a period of capacity rationalization beginning in the second half of 2008, commercial airlines began adding capacity in late 2009. This turnaround in the commercial airline industry also is expected to drive demand for spending on avionics test and measurement equipment.

Military communications.     Ongoing and increased operations in Afghanistan and Iraq continue to generate a large demand for deployable radios. Meanwhile, budget constraints have increased pressure to upgrade certain existing communications systems rather than purchase new equipment. We believe that this has created an attractive market opportunity in the replacing and upgrading of the U.S. military’s aging SINCGARS combat radio systems which will drive increased demand for test equipment. Additionally, other technology development in segments of the market could provide significant growth opportunities. In particular, we expect a move towards the consolidation of military testing platforms, rationalizing the approximately 460 different test systems currently in use by the U.S. military.

Commercial Wireless Communications

The global wireless communications market is expected to continue to grow as data traffic increases substantially with consumers, businesses and other organizations accessing increasing amounts of information and video over mobile networks.

The volume of mobile data traffic has increased substantially in recent years as smart phones and other mobile consumer electronics devices have become more popular. This demand has pushed carriers to strengthen their existing 3G broadband networks to the next generation standard, 4G. Growth in the wireless communications market is expected to lead to increased spending on broadband and wireless test equipment.

Medical and Other

We believe there are other markets that exhibit strong growth potential and that companies in our position can leverage existing investments to become competitive without significant incremental investment.

In the medical CT scan market, advances in technology, increasing demand for multi-slice CT systems, increasing use of CT scan for diagnosis and increasing government healthcare expenditures are all expected to drive significant market expansion.

In the security market, demand for scanning and imaging technology continues to grow as homeland security efforts broaden and full body scanning equipment begins to be deployed in airports around the world. Separately, image testing opportunities are increasing in the consumer electronics market. Consumer electronic devices with video capability, such as Apple’s iPod and iPad products, are rapidly gaining in popularity. The growth in these product categories creates an opportunity for equipment capable of testing video output signals.

Our Competitive Strengths

Leading Positions in Multiple Markets.     We believe we currently hold a top three position on the basis of sales in eight key product categories in which we compete and a majority of our revenue comes from these categories. Our microelectronics products are key components in over 100 space, avionics and defense platforms. We also have market leading base station and handset testing equipment that targets both the 3G and 4G markets. We believe, based upon our long-term relationships and knowledge of customers’ buying patterns, that we were either a primary or the sole source supplier for products representing more than 80% of our total net sales in the fiscal year ended June 30, 2010. We also believe we have achieved the technological capability to succeed in the 4G testing and measurement markets.

We have set out below information about our market leading product categories and information about sales within these categories.

Aeroflex Microelectronic Solutions

		% of AMS
	Fiscal	Net Sales		Estimated
	2010	in Fiscal	Primary/Sole	Market
Product Category	Net Sales	2010	Source?	Position
	(In millions)

HiRel RadHard microelectronics semiconductors for space	$109	34%	Yes	#1-2
RF and microwave components: attenuation products, including programmables and switch matrices, microwave semiconductors and HiRel diodes	$81	25%	Yes	#2-3
Motion control products	$35	11%	Yes	#2
Mixed-signal/digital ASICs for medical and security imaging	$17	5%	Yes	#1-2

Aeroflex Test Solutions

		% of ATS
	Fiscal	Net Sales		Estimated
	2010	in Fiscal	Primary/Sole	Market
Product Category	Net Sales	2010	Source?	Position
	(In millions)

Wireless LTE test equipment	$62	18%	Yes	#1
Military radio and PMR test equipment	$69	21%	Yes	#1
Avionics test equipment	$40	12%	Yes	#1
Synthetic test equipment	$29	9%	Yes	#1

Proprietary Technology Platforms; Significant Barriers to Entry to our Markets.    We have a history of innovation and performance that has made us a leading supplier to our customers. We have proprietary technology that is based on the extensive know-how of our nearly 700 engineers and experienced management team, and a long history of research and development focused on specialized technologies, often in collaboration with customers. We leverage this proprietary technology to design and manufacture a range of RF, microwave and millimeter wave microelectronic components, with a focus on high reliability RadHard ICs. Our strength in the test and measurement market stems from our expertise in RF and microwave signals and innovative product development to meet the changing needs of wireless communications markets.

We believe there are significant barriers to entry in most of our markets because our technical expertise enables us to provide innovative solutions and reliable products. For instance, in the space market, customers focus on supplier reputation because the malfunction of a component can lead to the loss of a valuable satellite or missile. In other markets our products are often designed, or “spec’d”, into a customer’s products or test procedures, which means that customers could incur significant switching and requalifying costs to change vendors, making it more difficult for new vendors to enter the market. Our expertise and product performance in the space market are demonstrated, in part, by our receipt of Class K certification from the DSCC, a distinction we have held for approximately 20 years.

Diverse, Blue Chip Customer Base.     We have strong and long standing relationships with blue chip space, avionics, defense, commercial wireless communications, medical and other blue chip customers. Our close customer relationships have enabled us to engage in collaborative product development, build our intellectual property portfolio and develop critical product and end market expertise.

We believe our long track record of successfully supplying our customers with solutions and our recent design win momentum further enhances our ability to:

•        maintain our position as a primary or the sole source supplier of products to customers across a wide array of programs;

•        enjoy long multi-year program relationships;

•        maximize the effectiveness of our research and development spending; and

•        minimize our customers’ product development time.

We believe that, in addition to our varied customer base, we are well positioned in growth markets and that our geographic and product diversification helps mitigate against volatility in any particular region or market segment.

Compelling Business Model.  Our business model emphasizes revenue and earnings growth and robust cash flow conversion and has the following attributes:

High Revenue Growth and Visibility.     We have a highly visible sales pipeline because of our backlog and long-term customer relationships. Our contracted backlog has grown at a compound annual growth rate of approximately 11% over the past three fiscal years. As of June 30, 2010, our backlog was $305.6 million, an increase of 12.4% over our backlog as of June 30, 2009. The majority of our backlog is recognized as revenue within one year. Our business has also experienced strong growth in net sales. For the period from fiscal 2004 to fiscal 2010, our net sales increased at a CAGR of 8.4%. Our book-to-bill ratio for the fiscal year ended June 30, 2010 was 1.05.

Focus on High Margin Products.     Our strategy is to design, develop and manufacture products and solutions that address our customers’ technically demanding requirements. The sophistication of our products and their differentiation drives our margins. For the fiscal year ended June 30, 2010, we attained a gross margin of 52.3%, and our Adjusted EBITDA margin was 25.4%.

Efficient Research and Development.     Our products typically enjoy a long product life cycle, enabling us to generate an attractive return on our research and development efforts. To complement our research and development, we strategically acquire businesses or license certain proven commercial technology to apply to our target markets. As a result, we spent a modest 11.6% of our revenue on research and development for the fiscal year ended June 30, 2010.

Limited Capital Expenditure Requirements.     In contrast to certain competitors that have invested in captive semiconductor fabrication facilities, we use third-party foundries to produce space qualified, high reliability RadHard ICs for our AMS segment. This fabless operating model significantly reduces required capital investment and is a key component of our capital efficiency. Capital expenditures as a percentage of sales were 2.2%, 3.1% and 3.2% for fiscal 2008, 2009 and 2010, respectively.

Strong and Experienced Management Team.     We are led by an experienced, stable and well-respected management team. Our management team has an average of 27 years in the industry and 18 years with us. Since 1991, the management team has successfully transformed us into a focused, high margin, leading provider of RF and microwave solutions. Over that time period, we have successfully completed 29 acquisitions, divested non-core operations and increased net sales from approximately $63 million in fiscal 1991 to approximately $655 million in fiscal 2010. In August 2010 we acquired Advanced Control Components.

Our Growth Strategy

We believe our future success will depend on product innovation, our continued development of existing technology and our ability to continue to build and maintain strong relationships with customers. We are strategically focused on building our product portfolio and market presence in the following ways.

Introducing New Products to Our Existing End Markets.     We continue to allocate research and development dollars toward new products serving attractive, growing markets. Our goal is to anticipate movements in our core markets and to design and build compelling solutions to address new opportunities.

In our AMS business, as a result of our long-term customer relationships and extensive knowledge of their system designs, we have high visibility and early insight into our customers’ design challenges and requirements. With this insight from our customers, we have developed next generation RadHard Processors, Memory, Data Communication and Power Management Multi-Chip Modules, or MCM’s, for the satellite markets. We have also released next generation mixed-signal semiconductor solutions and high-performance photo detectors for the medical-CT and security markets.

In our ATS business, we have focused on developing first-to-market products serving our core wireless test market, including test solutions for the LTE and WiMAX protocols. For example, our TM500 test system emulates a single or multi-handset environment and is used by most global infrastructure development organizations. Additionally, the 7100/7000 products were developed for and are used by handset developers. Both the TM500 and 7100/7000 offerings target the research and development market. We have also introduced a PXI-based product that leverages our TM500 and 7100/7000 products, offering a configurable and scalable solution to handset manufacturers and contract manufacturing organizations that support the major handset makers. We continue to invest aggressively in new products for our various wireless test markets, increasingly using a common platform that allows us to bring them to market quickly and at relatively low cost.

We also have become a pioneer in the area of synthetic testing, a market with significant growth potential. In 1999, we used our capabilities in high-speed frequency synthesis and radar cross section measurement and developed a new way to make measurements. Synthetic tests were first used to test and measure satellite payloads, which require many electronic measurements in rapid sequence. Synthetic was a faster and, therefore, more cost effective way to test the satellite payload. The U.S. DoD and U.S. Navy, which instituted a next generation automatic test system program, called NxTest, are responsible for the emergence and growth of synthetic testing. The NxTest initiative aims to minimize the size of the test system, thereby reducing hardware and consequently the cost of the system. Synthetic testing also addresses obsolescence issues and provides additional flexibility for easy upgrades.

Leveraging Existing Technology to Reach New Markets.     We have a history of leveraging our technology for use in new markets. For example, our move into CT scanning equipment capitalizes on our expertise in high-performance semiconductors and other electronic components, including mixed-signal ASICs, which are key to producing high quality imaging with reduced doses of radiation per scan. We believe that these benefits, coupled with decreasing production costs, will help drive growth of the overall CT scan market outside of the traditional medical environments and into markets such as security screening and nondestructive test equipment. In addition, our high-performance mixed-signal semiconductor intellectual property capabilities can also target the rapidly growing security scanner marketplace.

Expanding by Acquisition.     Acquiring companies opportunistically is a strategic core competency for us. Since 1991, we have successfully completed 29 acquisitions and plan to continue our disciplined approach to acquisitions. Recent strategic acquisitions in both AMS and ATS have broadened and strengthened our product portfolio and expanded our geographic reach.

In AMS, we broadened our portfolio of RFMW components with the August 2010 acquisition of Advanced Control Components which designs, manufacturers and markets a wide range of radio frequency and microwave products for the military, civilian radar, scientific and communications markets.  In addition, in June 2010, we acquired Radiation Assured Devices which uses commercial and specialty technologies to provide radiation engineering and qualification services, as well as to produce radiation hardened products for commercial and military spaceborne electronics. In June 2009 we purchased Airflyte Electronics which is a leader in custom-engineered slip rings used in pan and tilt cameras, down-hole equipment, and packaging machinery. Since its acquisition by us, Airflyte Electronics secured a $2.4 million mobile radar system order from Lockheed. We also acquired Hi-Rel Components in February 2009, which designs high reliability semiconductors for the aerospace and defense industries. Subsequent to our purchase of Hi-Rel Components, it was awarded U.S. government certification on several key products that are now planned for sale into demanding aerospace applications. Additionally, in June 2008 we bought Gaisler Research. Located in Gothenburg Sweden, Gaisler is a leading European integrated circuit software designer to space-related end markets. Gaisler’s radiation tolerant LEON3 processor has now been incorporated into several ongoing space missions.

In ATS, in May 2010, we acquired Willtek Communications, which develops test instruments, systems and solutions that test wireless technology, components, infrastructure products, handset products and other consumer wireless products specific to the development, manufacturing and service/support environments.  Additionally, we acquired VI Technology in March 2009, which has expanded our test solutions capabilities with a suite of base band test products focusing on audio, video, and multimedia.

We believe our industry relationships allow us to identify specialized companies that are attractive acquisition candidates. We have a track record of successfully integrating acquired businesses into our company. We seek acquisitions that are earnings accretive, give us access to complementary products and services, enhance our customer base, improve our intellectual property position, provide entry into high-growth adjacent markets and, by virtue of their transaction size, bear limited risk.

Broadening Product Offerings Through Licensing.     We look to license commercial intellectual property that can be extended to our target markets and customer base in a cost effective and efficient manner. Through third-party technology license agreements, we are able to repurpose or expand the commercial intellectual property of companies that lack RadHard performance or otherwise adapt their technology for use in our markets. This process involves our working with a company to radiation harden its proprietary technology for use in extreme environments. For example, we have recently entered into technology license agreements with a number of semiconductor companies, including Vicor. The Vicor agreement allows us to deploy highly differentiated RadHard power management technology into the satellite market. We believe agreements such as these will enable us to support ongoing growth by allowing us to introduce new highly-differentiated, high-performance products to our existing customers at reduced cost and risk.

Business Evolution Since Going Private

In August 2007, after 46 years as a public company, we were acquired in the Going Private Transaction by affiliates of or funds managed by Veritas Capital, Golden Gate Capital, GS Direct, and certain members of our management. Since the Going Private Transaction, we have successfully executed on a number of strategic initiatives that have positioned us for future growth and have expanded our Adjusted EBITDA margin from 21.0% in fiscal 2008 to 25.4% in fiscal 2010 despite the global economic downturn.

Investments in Products and Technology.     We have focused on investments, acquisitions, and licensing to enhance our financial performance since the Going Private Transaction.

•        We have successfully brought to market wireless instruments and system solutions that support a vertical market strategy specific to the chipset, product research and development and manufacturing test applications.

•        We have been the first to market with a family of next generation LTE handset and infrastructure test products, and have provided popular solutions including the TM500 and 7100.

•        We are expanding our wireless instrument and system product offerings leveraging our position in 4G technologies with the addition of a new digital signal generator/analyzer product family, 4G test vector generator/analyzer, multi-standard call box and TM500/7100 fading channel simulator option.

We have made eight strategic acquisitions since the Going Private Transaction:

•        October 2007, Test Evolution;

•        June 2008, Gaisler Research;

•        February 2009, Hi-Rel Components;

•        March 2009, VI Technologies;

•        June 2009, Airflyte Electronics;

•        May 2010, Willtek Communications;

•        June 2010, Radiation Assured Devices; and

•        August 2010, Advanced Control Components.

Finally, our increasing focus on licensing agreements has improved our operational and financial profile, allowing us to expand our product offerings efficiently and in a risk-mitigated way with proven technology. Since the Going Private Transaction, we have entered into technology license agreements, including those listed below:

•        March 2008, Vicor;

•        July 2009, IceMos;

•        December 2009, Mosys; and

•        May 2010, Everspin.

Enhanced Business Model—Managing Costs to Improve Return on Capital.     We have continually pursued margin-enhancing cost efficiencies, improving our fixed cost structure by critically examining operations for synergies and expense reduction. Among our various initiatives, we restructured our U.K. operations in 2008 and 2009, divested our radar development business in May 2008, and in July 2009 closed our small ATS operation in France. Additionally, in fiscal 2009 we down-sized the workforce at our Whippany, New Jersey factory and, in fiscal 2010, implemented a plan to move the resistor products line from this factory to our operation in Ann Arbor, Michigan. As a result we have significantly enhanced profitability since the Going Private Transaction in August 2007. Specifically, the consolidated Adjusted EBITDA margin increased from 21.0% in fiscal 2008 to 25.4% in fiscal 2010.

Improved Organizational Culture.  Since the Going Private Transaction, we have implemented significant changes that have improved our business model and in turn our financial performance. Since being promoted to CEO upon the consummation of the Going Private Transaction, Leonard Borow has instilled a results-oriented culture where business managers are being encouraged to make strategic decisions to drive growth and margin enhancement. We have made significant investments in new or improved products and technology, streamlined our cost structure to enhance our return on capital, and we believe we have revitalized our organizational culture. The financial impact of this new approach has been most apparent in our ability to stabilize and ultimately grow revenue through the recent economic downturn and expand Adjusted EBITDA margins.

Our Products Offered

Aeroflex Microelectronic Solutions

AMS products provide customers with high precision, high reliability, application specific standard products and application specific integrated circuits including databuses, transceivers, microcontrollers, microprocessors and memory products. In addition, AMS also sells sub-assemblies and multichip modules, or MCMs, as well as a diverse portfolio of commercial mixed-signal ICs and RF, microwave and millimeter wave devices. AMS’ broad product portfolio has a longstanding, field-tested, history of reliable performance often characterized by long product life cycles and mission-critical functionality. AMS currently provides products in four functional families:

HiRel Microelectronics/Semiconductors.     AMS provides HiRel standard and custom integrated circuits and circuit card assembly for the aerospace, high reliability altitude avionics, medical, x-ray cargo scanners, critical transportation systems, nuclear power controls, GPS receivers, networking and telecommunication markets. AMS’ HiRel products include transceivers, analog multiplexers, clock management generators, MSI logic products, battery electronics units, voltage regulators, high-speed power controllers, MIL-STD 1553 bus controllers, remote terminals, bus monitors, microcontrollers and microprocessors, RadHard Pulse Width Modulation Controllers, RadHard Resolver-to-Digital and memory modules. HiRel Microelectronics/ Semiconductors have a typical life cycle of 10-20 years.

RF and Microwave Components.     AMS provides a broad set of standard and application specific RF/microwave diodes and semiconductor devices. Microwave semiconductor products offered include diodes, amplifiers, resistors, inductors, capacitors, switches, and integrated devices. RF and Microwave active components and subsystems offered include PIN diode-based microwave control components, variable attenuators, phase shifters, limiters, time delay units and Multi-Function Microwave assemblies. AMS offers resistor products, which include a variety of low and high reliability power surface mounted passive devices for the wireless infrastructure and defense markets with applications in isolators, circulators, single and multi-carrier power amplifiers and circuits. Passive components offered include high quality, economically priced and Restriction of Hazardous Substances compliant attenuators, terminations, adapters, DC blocks, and other components for commercial, military and laboratory applications. Other products include power amplifiers, up and down converters, mixers, filters and micro-receivers operating to over 40GHz. RF and Microwave components have a typical life cycle of 5-15 years.

Mixed-Signal/Digital ASICs.   AMS provides custom ASICs for demanding environments such as space, medical, screening and industrial applications. RadHard ASICs and Mixed-Signal ASICs include a variety of digital and mixed-signal RadHard ASICs for HiRel applications including 130nHBD, 0.6um to 0.25um processes, QML V and QML Q with total ionizing rates from 100 kilorad to 1 megarad. Mixed-Signal/Digital ASICs have a typical life cycle of 5-15 years.

Motion Control Products.   Our motion control products provide complete and integrated motion control solutions for space (both military and commercial), military, avionics, and strategic industrial customers. AMS’ current product line offerings include actuators and mechanisms, electronic controllers, slip rings and twist capsules, DC motors and Gimbal Systems. Motion control products have a typical life cycle of 10-20 years.

Aeroflex Test Solutions

ATS is a leading provider of a broad line of specialized test and measurement equipment. Our solutions encompass a full spectrum of instrumentation from turnkey systems to standalone test sets to customized modular components and software. We continue to invest aggressively in new products for our various wireless test markets, increasingly using a common platform that allows us to bring them to market quickly and at relatively low cost. ATS currently provides test and measurement equipment across the following five product areas:

Wireless Test Equipment.     Wireless Test Equipment is used by wireless service providers and equipment manufacturers to test wireless handsets and base stations. We offer a wide selection of cellular tests across an array of wireless standards and communication frequencies, including 2G and 3G, with particular capability in EDGE protocols, and the new 4G WiMAX and LTE protocols. Products include a broad range of system, protocol, physical layer and parametric test solutions, such as the TM500 base station test mobile, RF synthesizers, digitizers and combiners, and application software. In addition, ATS provides PXI-based products which are modular scalable solutions for the handset manufacturing environment. Product applications include research and development, conformance, manufacturing/production, installation and commissioning, field service, and network optimization. ATS’ market leading product, the TM500, emulates a single or multi-handset environment and is used by all global infrastructure development organizations. Wireless Test Equipment products have a typical life cycle of 3-5 years.

Military Radio and PMR Test Equipment.     ATS Radio Test Equipment is used by radio manufacturers and military, police, fire and emergency response units to test handheld radio units. ATS provides TErrestrial Trunked RAdio, or TETRA, and Project 25, or P25, radio test equipment, addressing both mobile and repeater test applications. TETRA is a global standard for private mobile radio, or PMR systems, used by emergency services, public transport and utilities. P25 is a standard for digital radio communications for use by federal, state, private, and local public safety agencies in North America. Our military communications testing systems are primarily used by the U.S. military to test complex voice and data frequency hopping radios and accessories. Military radio and PMR test equipment has a typical life cycle of 5-20 years.

Avionics Test Equipment.     Avionics test equipment is used in the design, manufacture, test and maintenance of commercial, civil and military airborne electronic systems, or avionics. ATS equipment provides the stimulus and signals necessary for certification, verification, fault finding and diagnosis of airborne systems on the ground. For civil and commercial aviation, we have test solutions for various transponder modes, communications frequencies, emergency locator transmitters, weather radars and GPS systems. For military aviation, we have test solutions for microwave landing systems, tactical air navigation, enhanced traffic alert and collision avoidance systems, various identification friend or foe, or IFF, transponder/interrogator modes and IFF monopulse antenna simulation. ATS also provides customized avionics test solutions to support manual and automatic test equipment for manufacturing, repair and ground support operations. Avionics test equipment has a typical life cycle of 8-15 years.

Synthetic Test Equipment.     Synthetic test systems test several attributes through one “box” and can take multiple complex measurements simultaneously. ATS provides a highly integrated, turn-key, synthetic test environment that allows digital, analog, RF/microwave and power test of circuits, modules, subsystems and complete systems for commercial, military, and aerospace customers. ATS’ STI 1000C+ and TRM 1000C products offer synthetic microwave test systems optimized for testing Transmit/Receive modules and satellite payloads in a factory setting. Our SMART^E and SMART^E 5300 products offer a modular approach for implementing multi-function configurable and reconfigurable test systems. Synthetic test solutions products have a typical life cycle of 10-15 years.

General Purpose Test Equipment and Other.     ATS offers a variety of general purpose test solutions including microwave test solutions, counters and power meters. ATS microwave test solutions cover frequency ranges from 1 MHz to 46GHz, with various tracking, offset, continuous wave, modulated source, fault location, and group delay configuration options provided. ATS power meters are designed for field use, automated test equipment requirements and standard bench applications. General purpose test solutions have a typical life cycle of 4-7 years.

Our Customers

AMS addresses value-added specialty markets requiring application specific, custom engineered, high-performance microelectronic solutions. The division has strong relationships with the five largest U.S. defense contractors, Boeing, General Dynamics, Lockheed Martin, Northrop Grumman and Raytheon, as well as with several other major defense-related technology companies, such as BAE Systems, Honeywell, ITT Industries and United Technologies. Certain of our customers, such as BAE Systems and Honeywell, are also our competitors due to their in-house capabilities. AMS customers also include communications equipment OEMs such as Cisco Systems and Ericsson. In the fiscal year ended June 30, 2010, AMS had five or more projects with eight of its top nine customers by net sales. We believe, based on our long term relationships and knowledge of customers’ buying patterns, that in the fiscal year ended June 30, 2010, AMS was also either a primary or the sole source supplier of the types of products that it provides for each of its top ten customers by net sales.

ATS addresses value-added specialty markets requiring application specific, custom engineered, high-performance testing solutions. The division has strong relationships with several major defense-related technology companies, including Lockheed Martin, Boeing, Northrop Grumman and Raytheon. ATS customers also include wireless handset and infrastructure OEMs. In the fiscal year ended June 30, 2010, ATS had more than five projects with each of its top ten customers by net sales. We believe, based on our long term relationships and knowledge of customers’ buying patterns, that in the fiscal year ended June 30, 2010, ATS was also either a primary or the sole source supplier of the types of products that it provides for each of its top ten customers by net sales.

Approximately 34% of sales for the fiscal year ending June 30, 2010 were to agencies of the U.S. government or to prime defense contractors or subcontractors of the U.S. government. These government contracts have been awarded either on a bid basis or after negotiation. These contracts generally provide for fixed prices and have customary provisions for termination at the convenience of the government without cause.

Competition

We compete primarily on the basis of technology and performance. For certain products, we also compete on the basis of price. Some of our competitors are well-established and have greater market share and manufacturing, financial, research and development and marketing resources than we do. We also compete with emerging companies that are attempting to sell their products in specialized markets, and with the internal capabilities of many of our significant customers, including Honeywell and BAE Systems. In addition, a significant portion of our contracts, including those with the federal government and commercial customers, are subject to commercial bidding, both upon initial issuance and subsequent renewal.

AMS primarily competes with large defense-related technology providers, including BAE Systems and Honeywell. In addition, AMS competes with a number of specialty semiconductor providers, including Actel, Hittite Microwave Corporation, ILC / Data Devices Corporation and Microsemi. We believe we are one of the largest providers of specialty microelectronics to our targeted markets and that we are the leading global fabless platform of scale in RadHard semiconductors. Additionally, in the RF and Microwave market segment, AMS competes with companies such as Anaren. However, we believe our specialized expertise in RadHard technology, RF and microwave design and development and fabrication expertise provides us with a differentiated technology and pricing position versus our most direct competitors. We characteristically maintain close and longstanding relationships with our customers and maintain sole source / primary supplier positions with many of our customers.

ATS primarily competes with Agilent and a number of specialty test and measurement providers, including Anite, Anritsu, Rohde & Schwarz and Spirent. We believe our specialized expertise in high-performance RF and wireless testing equipment and our focus on delivery of advanced testing platforms and optimized manufacturing capability sets us apart from our most direct competitors. We believe we continue to maintain the largest installed base of any of our competitors in the specialized test categories in which we compete, including many sole source / primary supplier positions with customers such as Lockheed Martin and Raytheon. In the general purpose test equipment and other markets, our competitors include Agilent Technologies and National Instruments.

Research and Development

As of June 30, 2010, we had approximately 700 engineers conducting research and development activities at 19 of our facilities. Our research and development efforts primarily involve engineering and design relating to:

•        developing new products;

•        improving existing products;

•        adapting existing products to new applications; and

•        developing prototype components to bid on specific programs.

We emphasize research and development efforts for products in both the AMS and ATS divisions. In AMS, we have focused our research and development initiatives on the continued enhancement of our high value power management products and subsystems, microwave/RF modules and microreceivers which has enabled us to increase the dollar content of our products embedded into modern satellites. In ATS, we are developing technologies that are used in the next generation of wireless infrastructure. Our research and development consists of self-funded research and development as well as research and development we conduct in collaboration with or on behalf of our customers.

Certain product development and similar costs are recoverable under contractual arrangements and those that are not recoverable are expensed in the year incurred.  We invested $76.1 million in self-funded research and development for the fiscal year ended June 30, 2010, compared to $70.1 million for the fiscal year ended

June 30, 2009. Capital expenditures as a percentage of sales were 2.2%, 3.1% and 3.2% for fiscal 2008, 2009 and 2010, respectively.

We also seek to strategically acquire businesses with proven commercial technology to apply to our target markets. In August 2010, we acquired Advanced Control Components, which designs, manufacturers and markets a wide range of RF and microwave products for the military, civilian radar, scientific and communications markets.  We acquired Radiation Assured Devices in June 2010, which uses commercial and specialty technologies to provide state of the art radiation engineering and qualification services, as well as produce radiation hardened products for commercial and military spaceborne electronics.  In June 2009 we broadened our portfolio of motion control products with the purchase of Airflyte Electronics, which is a leader in custom-engineered slip rings used in pan and tilt cameras, down-hole equipment, and packaging machinery. In addition, we acquired Hi-Rel Components in February 2009, which designs high reliability semiconductors for the aerospace and defense industries. In our ATS segment, we acquired Willtek Communications in May 2010, which develops test instruments, systems and solutions that test wireless technology, components, infrastructure products, handset products and other consumer wireless products specific to the development, manufacturing and service/support environments. Also in ATS, we acquired VI Technology in March 2009, which has expanded our test solutions capabilities with a suite of base band test products focusing on audio, video, and multimedia.

Government Sales

Approximately 34% of sales for fiscal 2010 were to agencies of the U.S. government or to prime defense contractors or subcontractors of the U.S. government. These government contracts have been awarded either on a bid basis or after negotiation. These contracts generally provide for fixed prices and have customary provisions for termination at the convenience of the government without cause.

Manufacturing

The AMS division operates under a fabless semiconductor manufacturing model, outsourcing substantially all semiconductor fabrication activities to commercial foundries, which significantly reduces our capital expenditures and labor costs and enhances our ability to respond quickly with scalability to changes in technology and customer demands. We purchase our semiconductors from a variety of foundries, which utilize our proprietary design specifications and packaging techniques to manufacture our RadHard products. We test our RadHard products in our in-house radiation simulation testing chamber.

AMS has 11 primary manufacturing facilities throughout the United States, as well as one each in Sweden and China. In AMS’ largest facility, Colorado Springs, Colorado, we design and develop our RadHard solutions in addition to a broad range of products for avionics and space applications. AMS manufactures advanced MCMs for airborne, space, shipboard, ground based and commercial avionics and telecommunications systems in its Plainview, New York, facility. The remaining facilities are used to produce RadHard solutions, RFMW and aerospace motion control solutions.

We manufacture products for aerospace and defense programs in compliance with stringent military specifications. Most of our manufacturing plants are ISO-9001 certified, and our Plainview, New York, Hauppauge, New York, and Colorado Springs, Colorado, facilities are also certified to the more stringent AS9100 standard.

ATS has six primary manufacturing facilities throughout the United States, as well as one each in England and Germany. In ATS’ largest facility, Wichita, Kansas, we design and develop a wide range of test instrumentation for military radio and avionics. In ATS’ Stevenage, England facility, we produce wireless systems test technologies and also provide test solutions with expertise in signal generators, signal analyzers, microwaves and automatic test equipment. The remaining facilities focus on synthetic testing solutions and other wireless communications testing equipment.

Many of the component parts we use in our products are purchased, including semiconductors, transformers and amplifiers. Although we may obtain certain components and materials from a limited group of suppliers, all the materials and components we use, including those purchased from a sole source, are readily available and are, or can be, purchased in the open market. We have no long-term purchase commitments and no supplier provided more than 10% of our raw materials during fiscal 2010.

Sales

We employ a team-based sales approach to closely manage relationships at multiple levels of the customer’s organization, including management, engineering and purchasing personnel. This integrated sales approach involves a team consisting of a senior executive, a business development specialist and members of our engineering department. Our use of experienced engineering personnel as part of the sales effort enables close technical collaboration with our customers during the design and qualification phase of new technologies and equipment. We believe that this is critical to the integration of the product into the customer’s equipment. Manufacturers’ representatives and independent sales representatives are also used as needed. Each of the businesses that comprise the AMS segment have their own sales organizations, whereas the ATS segment has a common sales force to service its global market. As of June 30, 2010, we had approximately 230 sales people employed domestically and internationally.

Seasonality

Historically our net sales and earnings increase sequentially from quarter to quarter within a fiscal year, but the first quarter is typically less than the previous year’s fourth quarter.

Our Employees

As of June 30, 2010, we had approximately 2,850 employees, of whom 1,450 were employed in a manufacturing capacity, and 1,400 were employed in engineering, sales or administrative positions. Approximately 90 of our employees are covered by a collective bargaining agreement. The collective bargaining agreement expires September 30, 2010. We believe that our employee relations are satisfactory.

Intellectual Property

In order to protect our intellectual property rights, we rely on a combination of patent, trade secret, copyright and trademark laws and employee and third-party nondisclosure agreements. We believe that while the protection afforded by patent, trade secret, copyright and trademark laws may provide some advantages, the competitive position of participants in our industry is principally determined by such factors as the technical and creative skills of their personnel, the frequency of their new product developments and their ability to anticipate and rapidly respond to evolving market requirements. Therefore, we have focused our efforts principally on developing substantial expertise and know-how in our industry, and protecting that know-how with confidentiality agreements and trade secrets.

We consider the protection of our proprietary technology to be an important element of our business. We limit access to and distribution of our proprietary information. We attempt to protect our intellectual property rights, both in the United States and in foreign countries, through a combination of patent, trademark and trade secret laws, as well as confidentiality agreements. Because of the differences in foreign trademark, patent and other laws concerning proprietary rights, our intellectual property rights may not receive the same degree of protection in foreign countries as they would in the United States.

We have from time to time applied for patent protection relating to certain existing and proposed products, processes and services, but we do not have an active patent application strategy. When we do apply for patents, we generally apply in those countries where we intend to make, have made, use or sell patented products; however, we may not accurately predict all of the countries where patent protection will ultimately be desirable. If we fail to timely file a patent application in any such country, we may be precluded from doing so at a later date. The patents we own could be challenged, invalidated or circumvented by others and may not be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage. To the extent that a competitor effectively uses its intellectual property portfolio, including patents, to prevent us from selling products that allegedly infringe such competitor’s products, our results of operations could be materially adversely affected.

Some of our proprietary technology may have been developed under, or in connection with, U.S. government contracts or other federal funding agreements. With respect to technology developed under such agreements, the U.S. government may retain a nonexclusive, non-transferable, irrevocable, paid-up license to use the technology on behalf of the United States throughout the world. In addition, the U.S. government may obtain additional rights to such technology, or our ability to exploit such technology may be limited.

We rely on our trademarks, tradenames and brand names to distinguish our products and services from the products and services of our competitors, and have registered or applied to register many of these trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products and services, which could result in loss of brand recognition, and could require us to devote resources towards marketing new brands.

We also rely on unpatented proprietary technology. It is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. To protect our trade secrets and other proprietary information, we require employees, consultants, advisors and collaborators to enter into confidentiality agreements. We periodically evaluate our confidentiality policies and procedures, and believe that we have adequate protections in place. However, these agreements may not provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information.

We face the risk of claims that we have infringed or misappropriated third parties’ intellectual property rights. In general, if we are found to infringe third parties’ intellectual property rights, we may be required to enter into licensing agreements in order to obtain the right to use a third party’s intellectual property. Any licensing agreements, if required, may not be available to us on acceptable terms or at all. A successful claim of infringement against us could result in our being required to pay significant damages, enter into costly license agreements, or stop the sale of certain products, which could adversely affect our net sales, gross margins and expenses and harm our future prospects.

In addition to our own intellectual property, we have recently begun an active program of licensing third-party technologies to be developed into new products. In many cases, we make substantial up-front payments to procure such technology. We generally attempt to license third-party technology for as long as practicable and have recently acquired three licenses that make the technology acquired available to us for periods of up to twenty years. If we are unable to continue to use or license these technologies on reasonable terms, or if these technologies fail to operate properly, we may not be able to secure alternatives in a timely manner and our ability to make the products that employ these third-party technologies could be harmed. In addition, licensed technology may be subject to claims that it infringes others’ technology, and we may lose access to or have restrictions placed on our use of the licensed technology.

Our licenses of third-party technologies have certain requirements that we must meet to maintain the licenses. For instance, if we fail to meet certain minimum royalty or purchase amounts, or meet delivery deadlines, certain licenses may be converted from an exclusive license to a non-exclusive license, thus allowing the licensors to license the technology to our competitors. In addition, breach of confidentiality or the unauthorized use of the technology could render the license agreement void. In the future, we may need to obtain additional licenses, renew existing license agreements or otherwise replace existing technology. We are unable to predict whether these license agreements can be obtained or renewed or the technology can be replaced on acceptable terms, or at all.

Regulation

• Environmental

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

In March 2005, we sold the net assets of our shock and vibration control device manufacturing business, which we refer to as VMC. Under the terms of the sale agreements, we retained certain liabilities relating to adverse environmental conditions that existed at the premises occupied by VMC as of the date of sale. See Item 3 - “Legal Proceedings” with respect to the accrued liability.

We believe that we are in material compliance with all environmental laws, do not anticipate any material expenditure to meet current or pending environmental requirements, and generally believe that our processes and products do not present any unusual environmental concerns. We are unaware of any existing, pending or threatened contingent liability that may have a material adverse effect on our ongoing business operations.

• Workplace Safety

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

• ITAR and Export Controls

We are subject to International Traffic in Arms Regulation, or ITAR. ITAR requires export licenses from the U.S. Department of State for products shipped outside the U.S. that have military or strategic applications. In this connection, we have filed certain Voluntary Disclosures with the Directorate of Defense Trade Controls, U.S. Department of State, describing possible inadvertent violations.  We have also identified other ITAR noncompliance in the pre-acquisition business activities of certain recently acquired companies. These matters have been formally disclosed to the U.S. Department of State. Compliance with the directives of the U.S. Department of State may result in substantial legal and other expenses and the diversion of management time. In the event that a determination is made that we or any entity we have acquired have violated ITAR with respect to any matters, we may be subject to substantial monetary penalties that we are unable to quantify at this time, and/or suspension or revocation of our export privileges and criminal sanctions, which may adversely affect our business, results of operations and financial condition. See Item 3 - “Legal Proceedings”.

We are also subject to the Export Administration Regulations, or EAR. The EAR regulates the export of certain “dual use” items and technologies and, in some instances, require a license from the U.S. Department of Commerce.

• Government Contracting Regulations

Because we have contracts with the federal government and its agencies, we are subject to audit from time to time of our compliance with government regulations by various agencies, including the

Defense Contract Audit Agency, or DCAA. The DCAA reviews the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. The DCAA has the right to perform audits on our incurred costs on all contracts on a yearly basis. An adverse finding under a DCAA audit could result in the disallowance of our costs under a government contract, termination of a government contract, forfeiture of profits, suspension of payments, fines and suspension and prohibition from doing business with the U.S. government. In the event that an audit by the DCAA results in disallowance of our costs under a contract, we have the right to appeal the findings of the audit under applicable dispute resolution provisions. Approval of submitted yearly contract incurred costs can take from one to three years from the date of submission of the contract costs.

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

Information appearing on our website is not a part of, and is not incorporated by reference in, this Form 10-K.

ITEM 1A.   RISK FACTORS

Risks Relating to Our Business

A worsening of the global recession and continued credit tightening could continue to adversely affect us.

The current global recession and continued credit tightening, including failures of financial institutions, have initiated unprecedented government intervention in the U.S., Europe and other regions of the world. If macro-economic concerns continue or worsen, our customers could experience heightened financial difficulties, and as a result, could modify, delay or cancel plans to purchase our products or services, which could cause our sales to decline, or become unable to make payment to us for amounts due and owing. In addition, our suppliers could experience credit or other financial difficulties that could result in delays in their ability to supply us with necessary raw materials, components or finished products. These conditions may make it extremely difficult for our customers, our suppliers and us to accurately forecast and plan future business activities and could result in an asset impairment. The occurrence of any of these factors could have a material adverse effect on our business, results of operations and financial condition. For example, our sales declined by approximately $44 million, or approximately 7%, between fiscal 2008 and fiscal 2009. This decline caused us in the fourth quarter of fiscal 2009 to write-off approximately $41.2 million of goodwill and other intangible assets related to our RF and microwave reporting unit due to the decrease in sales and prospects of that unit in the then current economic environment.

Our operating results may fluctuate significantly on a quarterly basis.

Our sales and other operating results have fluctuated significantly in the past, and we expect this trend will continue. Factors which affect our results include:

•        the timing, cancellation or rescheduling of customer orders and shipments;

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

The cyclicality of our end user markets could harm our financial results.

Many of the end markets we serve, including but not limited to the commercial wireless market, have historically been cyclical and have experienced periodic downturns. The factors leading to and the severity and length of a downturn are very difficult to predict and there can be no assurance that we will appropriately anticipate changes in the underlying end markets we serve or that any increased levels of business activity will continue as a trend into the future. If we fail to anticipate changes in the end markets we serve, our business, results of operations and financial condition could be materially adversely affected.

Our future operating results are dependent on the growth in our customers’ businesses and on our ability to identify and enter new markets.

Our growth is dependent on the growth in the sales of our customers’ products as well as the development by our customers of new products. If we fail to anticipate changes in our customers’ businesses and their changing product needs or successfully identify and enter new markets, our results of operations and financial position could be negatively impacted. We cannot assure you that the markets we serve will grow in the future, that our existing and new products will meet the requirements of these markets or that we can maintain adequate gross margins or profits in these markets. A decline in demand in one or several of our end-user markets could have a material adverse impact on the demand for our products and have a material adverse effect on our business, results of operations and financial condition.

Our industry is highly competitive and if we are not able to successfully compete, we could lose market share and our revenues could decline.

We operate in a highly competitive industry. Current and prospective customers for our products evaluate our capabilities against the merits of our direct competitors. We compete primarily on the basis of technology and performance. For certain products, we also compete on price. Some of our competitors are well-established and have greater market share and manufacturing, financial, research and development and marketing resources than we do. We also compete with emerging companies that are attempting to sell their products in specialized markets, and with the internal capabilities of many of our significant customers, including Honeywell and BAE. There can be no assurance that we will be able to maintain our current market share with respect to any of our products. A loss of market share to our competitors could have a material adverse effect on our business, results of operations and financial condition. In addition, a significant portion of our contracts, including those with the federal government and commercial customers, are subject to commercial bidding, both upon initial issuance and subsequent renewal. If we are unable to successfully compete in the bidding process or if we fail to obtain renewal, our business, results of operations and financial condition could be materially adversely affected.

Our industry is characterized by rapid technological change, and if we cannot continue to develop, manufacture and market innovative products that meet customer requirements for performance and reliability, we may lose market share and our net sales may suffer.

The process of developing new products for our markets is complex and uncertain, and failure to keep pace with our competitors’ technological development, to develop or obtain appropriate intellectual property and to anticipate customers’ changing needs and emerging technological trends accurately could significantly harm our results of operations. We must make long-term investments and commit significant resources before knowing whether our predictions will eventually result in products that the market will accept. We must accurately forecast volumes, mix of products and configurations that meet customer requirements, and we may not succeed. If we do not succeed, we may be left with inventories of obsolete products or we may not have enough of some products available to meet customer demand, which could lead to reduced sales and higher expenses.

We design custom products to meet specific requirements of our customers. The amount and timing of revenue from such products can affect our quarterly operating results.

The design and sales cycle for our custom products, from initial contact by our sales force to the commencement of shipments of those products in commercial quantities, may be lengthy. In this process, our sales and application engineers work closely with the customer to analyze the customer’s system requirements and establish a technical specification for the custom product. We then select a process, evaluate components, and establish assembly and test procedures before manufacturing in commercial quantities can begin. The length of this cycle is influenced by many factors, including the difficulty of the technical specification, the novelty and complexity of the design and the customer’s procurement processes. Our customers typically do not commit to purchase significant quantities of the custom product until they are ready to commence volume shipments of their own system or equipment. Our receipt of substantial revenue from sales of a custom product often depends on that customer’s commercial success in manufacturing and selling its system or equipment that incorporates our custom product. As a result, a significant period may elapse between our investment of time and resources in designing and developing a custom product and our receipt of substantial revenue from sales of that custom product.

The length of this process may increase the risk that a customer will decide to cancel or change its plans related to its system or equipment. Such a cancellation or change in plans by a customer could cause us to lose anticipated sales. In addition, our business, results of operations and financial condition could be materially adversely affected if a significant customer curtails, reduces or delays orders during our sales cycle, chooses not to release its system or equipment that contains our custom products, or is not successful in the sale and marketing of its system or equipment that contains our custom products.

Additionally, some customers may be unlikely to change their supplier due to the significant costs associated with qualifying a new supplier and potentially redesigning their system or equipment. So, if we fail to achieve initial design wins in the customer’s qualification process, we may not regain the opportunity for significant sales to this customer for a lengthy period of time.

Our major customers account for a sizable portion of our revenue, and the loss of, or a reduction in, orders from these customers could result in a decline in revenue.

Revenue derived from our 10 largest customers as a percentage of our annual revenue was 36% for the fiscal year ended June 30, 2010. Our major customers often use our products in multiple systems or programs, sometimes developed by different business units within the customer’s organization, each having differing product life cycles, end customers and market dynamics. While the composition of our top 10 customers varies from year to year, we expect that sales to a limited number of customers will continue to account for a significant percentage of our revenue for the foreseeable future. It is possible that any of our major customers could terminate its purchasing arrangements with us or significantly reduce or delay the amount of our products that it orders, purchase products from our competitors or develop its own products internally. The loss of, or a reduction in, orders from any major customer could cause a decline in our overall revenue and have a material adverse effect on our business, results of operations and financial condition.

In the event that certain of our customers encounter financial difficulties and fail to pay us, it could adversely affect our business, results of operations and financial condition.

We manufacture products to customer specifications and generally purchase raw materials in response to customer orders. In addition, we may commit significant amounts of capital to maintain inventory in anticipation of customer orders. In the event that our customers for whom we maintain inventory experience financial difficulties, we may be unable to sell such inventory at its current profit margin, if at all. In such an event, our gross margins would decline. In addition, if the financial condition of a significant portion of our customer base deteriorates, resulting in an impairment of their ability to pay us amounts owed in respect of a significant amount of outstanding receivables, our business, results of operations and financial condition could be materially adversely affected.

We rely on sales to federal government entities under prime contracts and subcontracts. A loss or reduction of such contracts, a failure to obtain new contracts or a reduction of sales under such contracts could have a material adverse effect on our business.

We derived approximately 34% of our net sales for the fiscal year ended June 30, 2010 from contracts with agencies of the federal government or subcontracts with prime defense contractors or subcontractors of the federal government. The loss or significant curtailment of any of these government contracts or subcontracts, or failure to exercise renewal options or enter into new contracts or subcontracts, could have a material adverse effect on our business, results of operations and financial condition. Continuation and the exercise of renewal options on existing government contracts and subcontracts and new government contracts and subcontracts are, among other things, contingent upon the availability of adequate funding for the various federal government agencies with which we and prime government contractors do business. Changes in federal government spending could directly affect our financial performance. Among the factors that could impact federal government spending and which would reduce our federal government contracting and subcontracting business are:

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

Our backlog as of June 30, 2010 was approximately $305.6 million, of which approximately 51% represented firm contracts with agencies of the U.S. government or prime defense contractors or subcontractors of the U.S. government. There can be no assurance that any of the contracts comprising our backlog will result in actual sales in any particular period or that the actual sales from such contracts will equal our backlog estimates. Furthermore, there can be no assurance that any contract included in our estimated backlog that generates sales will be profitable.

Our business could be adversely affected by a negative audit or other actions, including suspension or debarment, by the federal government.

As a federal government contractor, we must comply with and are affected by laws and regulations relating to the formation, administration and performance of government contracts. These laws and regulations affect how we do business with the federal government and our prime government contractors and subcontractors, and in some instances, impose added costs on our business. Federal government agencies routinely audit and investigate government contractors. These agencies review each contractor’s contract performance, cost structure and compliance with applicable laws, regulations and standards. Such agencies also review the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed.

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

Under some of our government contracts, we are required to maintain secure facilities and to obtain security clearances for personnel involved in performance of the contract, in compliance with applicable federal standards. If we were unable to comply with these requirements, or if personnel critical to our performance of these contracts were to lose their security clearances, we might be unable to perform these contracts or compete for other projects of this nature, which could adversely affect our revenue.

Our federal government contracts are subject to competitive bidding, both upon initial issuance and subsequent renewal. If we are unable to successfully compete in the bidding process or if we fail to receive renewal, it could have a material adverse effect on our business, results of operations and financial condition.

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

The government contracts for which we compete typically have multiple option periods, and if we fail to win a contract, we generally will be unable to compete again for that contract for several years. If we fail to win new contracts or to receive renewal contracts, such failure could have a material adverse effect on our business, results of operations and financial condition.

New products are subject to greater technology, design and operational risks, and a delay in introducing new products could harm our competitive position.

Our future success is highly dependent upon the timely development and introduction of competitive new products at acceptable margins. However, there are greater design and operational risks associated with new products. The inability of our suppliers to produce advanced products, delays in commencing or maintaining volume shipments of new products, the discovery of product, process, software, or programming defects or failures and any related product returns could each have a material adverse effect on our business, financial condition, and results of operation.

We have experienced from time to time in the past, and expect to experience in the future, difficulties and delays in achieving satisfactory, sustainable yields on new products. Yield problems increase the cost of our new products as well as the time it takes us to bring them to market, which can create inventory shortages and dissatisfied customers. Any prolonged inability to obtain adequate yields or deliveries of new products could have a material adverse effect on our business, results of operations and financial condition.

Our failure to detect unknown defects in our products could materially harm our relationship with customers, our reputation and our business.

We may not be able to anticipate all of the possible performance or reliability problems that could arise with our existing or new products, which could result in significant product liability or warranty claims. In addition, any defects found in our products could result in a loss of sales or market share, failure to achieve market acceptance, injury to our reputation, indemnification claims, litigation, increased insurance costs and increased service costs, any of which could discourage customers from purchasing our products and materially harm our business.

Our purchase agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. However, the limitation of liability provisions contained in these agreements may not be effective as a result of federal, state or local laws, or ordinances or unfavorable judicial decisions in the United States or other countries. The insurance we maintain to protect against claims associated with the use of our products may not adequately cover all claims asserted against us. In addition, even if ultimately unsuccessful, such claims could result in costly litigation, divert our management’s time and resources, and damage our customer relationships.

Our AMS segment depends on third-party contractors to fabricate semiconductor products and we outsource other portions of our business; a failure to perform by these third parties may adversely affect our ability to bring products to market and damage our reputation.

As part of our efforts to minimize the amount of required capital investment in facilities, equipment and labor and increase our ability to quickly respond to changes in technology and customer requirements, our AMS segment outsources its semiconductor fabrication processes and we outsource certain other manufacturing and engineering functions to third parties. This reliance on third-party manufacturers and engineers involves significant risks, including lack of control over capacity allocation, delivery schedules, the resolution of technical difficulties and the development of new processes. We rely heavily on our third-party manufacturers to be able to deliver materials, know-how and technology to us without encumbrances. Disputes regarding the ownership of or rights in certain third-party intellectual property may preclude our third-party manufacturers from fulfilling our requirements at a reasonable cost or, in some cases, at all. A shortage of raw materials or production capacity could lead any of our third-party manufacturers to allocate available capacity to other customers, or to internal uses. If these third parties fail to perform their obligations in a timely manner or at satisfactory quality and cost levels, our ability to bring products to market and our reputation could suffer and our costs could increase. For example, during a market upturn, our contract manufacturers may be unable to meet our demand requirements, which may preclude us from fulfilling our customers’ orders on a timely basis, which could lead to a loss in sales. The ability of these third parties to perform is largely outside of our control.

Non-performance by our suppliers may adversely affect our operations.

Because we purchase various types of raw materials and component parts from suppliers, we may be materially and adversely affected by the failure of those suppliers to perform as expected. This non-performance may consist of delivery delays or failures caused by production issues or delivery of non-conforming products. The risk of non-performance may also result from the insolvency or bankruptcy of one or more of our suppliers. Our efforts to protect against and to minimize these risks may not always be effective. We may occasionally seek to engage new suppliers with which we have little or no experience. The use of new suppliers can pose technical, quality and other risks.

We use specialized technologies and know-how to design, develop and manufacture our products. Our inability to protect our intellectual property could hurt our competitive position, harm our reputation and adversely affect our results of operations.

As a technology company, we rely on our patents, trademarks, copyrights, trade secrets, and proprietary know-how and concepts. We attempt to protect our intellectual property rights, both in the United States and in foreign countries, through a combination of patent, trademark, copyrights and trade secret laws, as well as confidentiality agreements. Because of the differences in foreign trademark, copyright, patent and other laws concerning proprietary rights, our intellectual property rights may not receive the same degree of protection in foreign countries as they would in the United States. Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business, results of operations and financial condition. We believe that while the protection afforded by patent, trademark, copyright and trade secret laws may provide some advantages, the competitive position of participants in our industry is principally determined by such factors as the technical and creative skills of their personnel, the frequency of their new product developments and their ability to anticipate and rapidly respond to evolving market requirements. To the extent that a competitor effectively uses its intellectual property portfolio, including patents, to prevent us from selling products that allegedly infringe such competitor’s products, our results of operations could be materially adversely affected.

We have from time to time applied for patent protection relating to certain existing and proposed products, processes and services, but we do not have an active patent application strategy. When we do apply for patents, we generally apply in those countries where we intend to make, have made, use or sell patented products; however, we may not accurately predict all of the countries where patent protection will ultimately be desirable. If we fail to timely file a patent application in any such country, we may be precluded from doing so at a later date. Furthermore, we cannot assure you that any of our patent applications will be approved. We also cannot assure you that the patents issued as a result of our foreign patent applications will have the same scope of coverage as our United States patents. The patents we own could be challenged, invalidated or circumvented by others and may not be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage. Further, we cannot assure you that competitors will not infringe our patents, or that we will have adequate resources to enforce our patents.

Some of our proprietary technology may have been developed under, or in connection with, U.S. government contracts or other federal funding agreements. With respect to technology developed under such agreements, the U.S. government may retain a nonexclusive, non-transferable, irrevocable, paid-up license to use the technology on behalf of the United States throughout the world. In addition, the U.S. government may obtain additional rights to such technology, or our ability to exploit such technology may be limited.

We rely on our trademarks, tradenames and brand names to distinguish our products and services from the products and services of our competitors, and have registered or applied to register many of these trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products and services, which could result in loss of brand recognition, and could require us to devote resources towards marketing new brands. Further, we cannot assure you that we will have adequate resources to enforce our trademarks.

We also rely on unpatented proprietary technology. It is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. To protect our trade secrets and other proprietary information, we require employees, consultants, advisors and collaborators to enter into confidentiality agreements. We cannot assure you that these agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. If we are unable to maintain the proprietary nature of our technologies, our sales could decrease.

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

We license third-party technologies for the development of certain of our products, and if we fail to maintain these licenses or are unable to secure alternative licenses on reasonable terms, our business could be adversely affected.

We license third-party technologies that are integrated into certain of our products. If we are unable to continue to use or license these technologies on reasonable terms, or if these technologies fail to operate properly, we may not be able to secure alternatives in a timely manner and our ability to make these products could be harmed. In addition, licensed technology may be subject to claims that it infringes others’ technology, and we may lose access to or have restrictions placed on our use of the licensed technology.

Our licenses of third-party technologies have certain requirements that we must meet to maintain the license. For instance, if we fail to meet certain minimum royalty or purchase amounts, or meet delivery deadlines, certain licenses may be converted from an exclusive license to a non-exclusive license, thus allowing the licensors to license the technology to our competitors. We cannot guarantee that third-party technologies that we license will not be licensed to our competitors. In the future, we may need to obtain additional licenses, renew existing license agreements or otherwise replace existing technology. We are unable to predict whether these license agreements can be obtained or renewed or the technology can be replaced on acceptable terms, or at all. In addition, if we are unable to successfully license technology from third parties to develop future products, we may not be able to develop such products in a timely manner or at all.

As part of our business strategy, we may complete acquisitions or divest non-strategic businesses and product lines and undertake restructuring efforts. These actions could adversely affect our business, results of operations and financial condition.

As part of our business strategy, we engage in discussions with third parties regarding, and enter into agreements relating to, acquisitions, joint ventures and divestitures in order to manage our product and technology portfolios and further our strategic objectives. We also continually look for ways to increase the profitability of our operations through restructuring efforts and to consolidate operations across facilities where synergies exist. In order to pursue this strategy successfully, we must identify suitable acquisition, alliance or divestiture candidates, complete these transactions, some of which may be large and complex, and integrate acquired companies. Integration and other risks of acquisitions can be more pronounced for larger and more complicated transactions, or if multiple acquisitions are pursued simultaneously.

The integration of acquisitions may make the completion and integration of subsequent acquisitions more difficult. However, if we fail to identify and complete these transactions, we may be required to expend resources to internally develop products and technology or may be at a competitive disadvantage or may be adversely affected by negative market perceptions, which may have a material adverse effect on our business, results of operations and financial condition.

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

Restructuring activities may result in business disruptions and may not produce the full efficiency and cost reduction benefits anticipated. Further, the benefits may be realized later than expected and the cost of implementing these measures may be greater than anticipated. If these measures are not successful, we may need to undertake additional cost reduction efforts, which could result in future charges. Moreover, we could experience business disruptions with customers and elsewhere if our cost reduction and restructuring efforts prove ineffective, and our ability to achieve our other strategic goals and business plans as well as our business, results of operations and financial condition could be materially adversely affected.

We rely on the significant experience and specialized expertise of our senior management and engineering staff and must retain and attract qualified engineers and other highly skilled personnel in order to grow our business successfully.

Our performance is substantially dependent on the continued services and performance of our senior management and our highly qualified team of engineers, many of whom have numerous years of experience and specialized expertise in our business. In order to be successful, we must retain and motivate executives and other key employees, including those in managerial, technical, marketing and information technology support positions. In particular, our product generation efforts depend on hiring and retaining qualified engineers. Attracting and retaining skilled workers and qualified sales representatives is also critical to us. Experienced management and technical, marketing and support personnel in the microelectronics and test solutions industries are in demand and competition for their talents is intense. Employee retention may be a particularly challenging issue following acquisitions or divestitures since we also must continue to motivate employees and keep them focused on our strategies and goals, which may be particularly difficult due to the potential distractions related to integrating the acquired operations or divesting businesses to be sold. If we lose the services of any key personnel, our business, results of operations and financial condition could be materially adversely affected.

We may be required to make significant payments to members of our management in the event their employment with us is terminated.

We are a party to employment agreements with each of Leonard Borow, our President and Chief Executive Officer, John Buyko, our Executive Vice President and President of our AMS division, John Adamovich, our Chief Financial Officer and Senior Vice President, Edward Wactlar, hired July 1, 2010 as our General Counsel and Senior Vice President, Charles Badlato, our Vice President—Treasurer, and Carl Caruso, our Vice President—Manufacturing. In the event we terminate the employment of any of these executives, or in certain cases, if such executives terminate their employment with us, such executives will be entitled to receive certain severance and related payments. At July 1, 2010 the maximum aggregate amount payable by us to Messrs. Borow, Buyko, Adamovich, Wactlar, Badlato and Caruso upon the termination of their respective employment agreements with us is $9.9 million.

We rely on our information technology systems to manage numerous aspects of our business and a disruption of these systems could adversely affect our business.

Our information technology, or IT, systems are an integral part of our business. We depend on our IT systems for scheduling, sales order entry, purchasing, materials management, accounting and production functions. Our IT systems also allow us to ship products to our customers on a timely basis, maintain cost-effective operations and provide a high level of customer service. Some of our systems are not fully redundant, and our disaster recovery planning does not account for all eventualities. A serious disruption to our IT systems could significantly limit our ability to manage and operate our business efficiently, which in turn could have a material adverse effect on our business, results of operations and financial condition.

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

For fiscal 2010, sales of our products to foreign customers accounted for approximately 42% of our net sales. As of June 30, 2010, we employed approximately 810 employees overseas. In addition, a portion of our product and component manufacturing, along with key suppliers, is located outside of the United States, and also could be disrupted by some of the international factors described above.

Certain of our products may be controlled by the International Traffic in Arms Regulations and the Export Administration Regulations, which may adversely affect our business, results of operations and financial condition.

We are subject to the International Traffic in Arms Regulations, or ITAR. The ITAR requires export licenses from the U.S. Department of State for products shipped outside the U.S. that have military or strategic applications. In this connection, we have filed certain Voluntary Disclosures with the Directorate of Defense Trade Controls, U.S. Department of State describing possible inadvertent violations involving, among other things, the unlicensed export of controlled products to end-users in a number of countries, including China and Russia. We have also identified ITAR noncompliance in the pre-acquisition business activities of a recently acquired company. These matters have been formally disclosed to the U.S. Department of State. See Item 3 - “Legal Proceedings”.

Compliance with the directives of the U.S. Department of State may result in substantial legal and other expenses and the diversion of management time. In the event that a determination is made that we or any entity we have acquired has violated the ITAR with respect to any matters, we may be subject to substantial monetary penalties that we are unable to quantify at this time, and/or suspension or revocation of our export privileges and criminal sanctions, which may have a material adverse effect on our business, results of operations and financial condition.

We are also subject to the Export Administration Regulations, or EAR. The EAR regulates the export of certain “dual use” items and technologies and, in some instances, requires a license from the U.S. Department of Commerce.

We are exposed to foreign currency exchange rate risks that could adversely affect our business, results of operations and financial condition.

We are exposed to foreign currency exchange rate risks that are inherent in our sales commitments, anticipated sales, and assets and liabilities that are denominated in currencies other than the U.S. dollar. Our exposure to foreign currency exchange rates relates primarily to the British pound and the Euro. For fiscal 2010, sales of our products to foreign customers accounted for approximately 42% of our net sales. In addition, a portion of our product and component manufacturing, along with key suppliers, are located outside of the United States. Failure to sufficiently hedge or otherwise manage foreign currency risks properly could have a material adverse effect on our business, results of operations and financial condition.

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

In addition, future developments, such as changes in laws and regulations or the enforcement thereof, more stringent enforcement or interpretation thereof and claims for property damage or personal injury could cause us to incur substantial losses or expenditures. Although we believe we are materially compliant with all applicable current laws and regulations, any new or modified laws or regulations, or the discovery of any currently unknown non-compliance or contamination, could increase the cost of producing our products, which could have a material adverse effect on our business, results of operations and financial condition.

Efforts to comply with the Sarbanes-Oxley Act of 2002 will involve significant expenditures, and non-compliance with the Sarbanes-Oxley Act may adversely affect us.

The Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the Securities and Exchange Commission that are applicable to us have increased the scope, complexity and cost of our corporate governance, reporting and disclosure practices. The effort to comply with these obligations may divert management’s attention from other business concerns, which could adversely affect our operating performance. In addition, we may identify significant deficiencies or material weaknesses that we cannot remedy in a timely manner. We could also experience greater outside and internal costs as a result of our continuing efforts to comply with the Sarbanes-Oxley Act, including Section 404.

We are subject to unanticipated market conditions that could adversely affect our available working capital and financial position.

We hold investments in certain auction rate securities, or ARS. Beginning in February 2008, auctions for the resale of ARS have ceased to reliably support the liquidity of these securities. We cannot be certain that liquidity will be restored in the foreseeable future or at all. We may not be able to access cash by selling these securities for which there is insufficient demand without a loss of principal until a future auction for these investments is successful, a secondary market emerges, they are redeemed by their issuer or they mature. These securities are classified as non-current assets. In addition, the value of such investments could potentially be impaired on a temporary or other-than-temporary basis. If it is determined that the value of the investment is impaired on an other-than-temporary basis, we would be required to write down the investment to its fair value and record a charge to earnings for the amount of the impairment.  As of June 30, 2010, we held ARS with a par value of $11.1 million and a fair value of $9.8 million.

Changes in tax rates or policies or changes to our tax liabilities could affect operating results.

We are subject to taxation in the United States and various other countries, including the United Kingdom, Sweden, Germany and China. Significant judgment is required to determine and estimate our worldwide tax liabilities and our future annual and quarterly tax rates could be affected by numerous factors, including changes in the applicable tax laws, composition of earnings in countries or states with differing tax rates, repatriation of foreign earnings to the United States or our valuation and utilization of deferred tax assets and liabilities. In addition, we are subject to regular examination of our income tax returns by the Internal Revenue Service and other taxing authorities. Although we believe our tax estimates are reasonable, we regularly evaluate the adequacy of our provision for income taxes, and there can be no assurance that any final determination by a taxing authority will not result in additional tax liability which could have a material adverse effect on our results of operations.

Accounting standards periodically change and the application of our accounting policies and methods may require management to make estimates about matters that are uncertain.

The regulatory bodies that establish accounting standards, including, among others, the Financial Accounting Standards Board and the SEC, periodically revise or issue new financial accounting and reporting standards that govern the preparation of our consolidated financial statements. The effect of such revised or new standards on our consolidated financial statements can be difficult to predict and can materially impact how we record and report our results of operations and financial condition. In addition, our management must exercise judgment in appropriately applying many of our accounting policies and methods so they comply with generally accepted accounting principles. In some cases, the accounting policy or method chosen might be reasonable under the circumstances and yet might result in our reporting materially different amounts than would have been reported if we had selected a different policy or method. Accounting policies are critical to fairly presenting our results of operations and financial condition and may require management to make difficult, subjective or complex judgments about matters that are uncertain.

Our operations are subject to business interruptions and casualty losses.

Our business is subject to numerous inherent risks, particularly unplanned events such as inclement weather, explosions, fires, terrorist acts, other accidents, equipment failures and transportation interruptions. While our insurance coverage could offset losses relating to some of these types of events, our business, results of operations and financial condition could be materially adversely affected to the extent any such losses are not covered by our insurance.

Risks Related to Our Indebtedness

Instability in financial markets could adversely affect our ability to access additional capital.

In recent years, the volatility and disruption in the capital and credit markets have reached unprecedented levels. If these conditions continue or worsen, there can be no assurance that we will not experience a material adverse effect on our ability to borrow money, including under our senior secured credit facility, or have access to capital, if needed. Although our lenders have made commitments to make funds available to us in a timely fashion, our lenders may be unable or unwilling to lend money. In addition, if we determine that it is appropriate or necessary to raise capital in the future, the future cost of raising funds through the debt or equity markets may be more expensive or those markets may be unavailable. If we were unable to raise funds through debt or equity markets, it could have a material adverse effect on our business, results of operations and financial condition.

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations.

We have a significant amount of indebtedness. As of June 30, 2010, we had $901.8 million of debt outstanding, including approximately $510.6 million of secured debt under our senior secured credit facility, $225.0 million of aggregate principal amount of senior notes, or senior notes, or Notes, under the indenture governing our senior notes and $165.5 million of subordinated unsecured debt under our senior subordinated unsecured credit facility. Additionally, as of June 30, 2010, we had the ability to borrow an additional $50.0 million under the revolving portion of our senior secured credit facility.

Our substantial indebtedness could have important consequences. For example, it could:

•        make it more difficult for us to satisfy our obligations;

•        increase our vulnerability to general adverse economic and industry conditions;

•        require us to dedicate a substantial portion of our worldwide cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•        limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•        place us at a competitive disadvantage compared to our competitors that have less debt;

•        limit our ability to borrow additional funds; and

•        adversely impact our ability to comply with the covenants and restrictions in our debt agreements, and, in turn, could result in a default under our debt agreements.

Increases in interest rates could increase interest costs under our senior secured credit facility.

Our senior secured credit facility bears interest at variable rates. As of June 30, 2010, we had $510.6 million outstanding under the term loan portion of our senior secured credit facility, the un-hedged portion which is subject to variable interest rates. Each change of 1% in interest rates would result in a $2.6 million change in our annual interest expense on the un-hedged portion of the term loan borrowings and a $507,000 change in our annual interest expense on the revolving loan borrowings, assuming the entire $50.0 million under the revolving portion of our senior secured credit facility was outstanding. Any debt we incur in the future may also bear interest at variable rates.

Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt, which could further exacerbate the risks associated with our substantial leverage.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of our debt allow us to incur substantial amounts of additional debt, subject to certain limitations. For example, we have up to $50.0 million of availability under the revolving portion of our senior secured credit facility and we have the ability to increase the aggregate amount of our senior secured credit facility by up to an aggregate amount equal to the greater of (i) $75.0 million and (ii) such greater amount if as of the last day of the most recently ended fiscal quarter, the senior secured leverage ratio would be 3.75:1.00 or less after giving effect to such greater amount as if such greater amount were drawn in its entirety as of such date, in each case without the consent of any person other than the institutions agreeing to provide all or any portion of such increase. If new indebtedness is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face would intensify.

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

Our business may not generate sufficient cash flow from operations and future borrowings may not be available to us under our senior secured credit facility or otherwise in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. In addition, to the extent we have consolidated excess cash flow, as defined in the credit agreement governing our senior secured credit facility, we must use specified portions of the excess cash flow to prepay the senior secured credit facility. We may need to refinance all or a portion of our indebtedness on or before the maturity thereof. We may not be able to refinance any of our indebtedness on commercially reasonable terms or at all.

In addition, if for any reason we are unable to meet our debt service obligations, we would be in default under the terms of our agreements governing our outstanding debt. If such a default were to occur, the lenders under our senior secured credit facility could elect to declare all amounts outstanding under our senior secured credit facility immediately due and payable, and the lenders would not be obligated to continue to advance funds to us. In addition, if such a default were to occur, any amounts then outstanding under the senior subordinated unsecured credit facility or senior notes could become immediately due and payable. If the amounts outstanding under these debt agreements are accelerated, our assets may not be sufficient to repay in full the amounts owed to our debt holders.

The right to receive payments on the Senior Notes is effectively subordinated to the rights of our and the guarantors’ existing and future secured creditors.

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

Our senior secured credit facility, our senior subordinated unsecured credit facility and the indenture governing our senior notes impose significant operating and financial restrictions, which may prevent us from capitalizing on business opportunities and taking some actions.

Our senior secured credit facility, our senior subordinated unsecured credit facility and the indenture governing the senior notes contain restrictions on our activities, including but not limited to covenants that restrict us and our restricted subsidiaries, as defined in our senior subordinated unsecured credit facility, from:

•        incurring additional indebtedness and issuing disqualified stock or preferred stock;

•        making certain investments or other restricted payments;

•        paying dividends and making other distributions with respect to capital stock, or repurchasing, redeeming or retiring capital stock or subordinated debt;

•        selling or otherwise disposing of our assets;

•        under certain circumstances, issuing or selling equity interests;

•        creating liens on our assets;

•        consolidating or merging with, or acquiring in excess of specified annual limitations, another business, or selling or disposing of all or substantially all of our assets; and

•        entering into certain transactions with our affiliates.

In addition, under our senior secured credit facility, we are required to comply with a maximum total leverage ratio test. If we fail to maintain compliance with the maximum total leverage ratio test under our senior secured credit facility and do not remedy any non-compliance through the issuance of additional equity interests pursuant to the limited cure right set forth therein, we will be in default. The senior secured credit facility also requires us to use specified portions of our consolidated excess cash flow, as defined in the agreement governing our senior secured credit facility, to prepay the senior secured credit facility.

The restrictions in our senior secured credit facility, the senior subordinated unsecured credit facility and the indenture governing the senior notes may prevent us from taking actions that we believe would be in the best interest of our business, and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. We also may incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility. We may not be granted waivers or amendments to these agreements if for any reason we are unable to comply with these agreements, and we may not be able to refinance our debt on terms acceptable to us, or at all. The breach of any of these covenants and restrictions could result in a default under our senior secured credit facility, our senior subordinated unsecured credit facility and the indenture governing our senior notes. An event of default under our debt agreements could permit our lenders to declare all amounts borrowed from them to be due and payable.

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

The Notes are not guaranteed by any of our current or future foreign subsidiaries. As a result of this structure, the Notes are structurally subordinated to all indebtedness and other obligations, including trade payables, of our non-guarantor subsidiaries. The effect of this subordination is that, in the event of a bankruptcy, liquidation, dissolution, reorganization or similar proceeding involving a non-guarantor subsidiary, the assets of that subsidiary cannot be used to pay the holders of the Notes until all other claims against that subsidiary, including trade payables, have been fully paid. As of June 30, 2010, the aggregate total assets (based on book value) of our non-guarantor subsidiaries were $239.0 million, representing approximately 17.6% of our total assets. In addition, 21.0% of our total liabilities were attributable to our non-guarantor subsidiaries as of June 30, 2010.  For fiscal 2010, 28.9% of our net sales was attributable to our non-guarantor subsidiaries. For fiscal 2010, our non-guarantor subsidiaries had income from continuing operations of $42.0 million.

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

	Approximate			Expiration of
Location	Square Footage	Purpose	Owned/Leased	Lease

AMS Properties
Ann Arbor, Michigan	32,000	(3)(4)	Owned	N/A
Colorado Springs, Colorado	102,000	(1)(2)(5)(6)	Owned	N/A
Colorado Springs, Colorado	16,000	(1)(2)(15)	Leased	2013
Eatontown, New Jersey	30,000	(3)(4)	Leased	2012
Frederick, Maryland	32,000	(3)(4)	Leased	2011
Gothenburg, Sweden	9,000	(6)	Leased	2011
Hauppauge, Long Island, New York	47,000	(7)(8)	Leased	2017
Londonderry, New Hampshire	43,000	(3)(4)	Leased	2012
Lawrence, Massachusetts	15,000	(3)(4)	Leased	2014
Nanjing, China	22,000	(3)	Leased	2014
Naples, Florida	41,000	(7)	Leased	2013
Plainview, Long Island, New York	52,000	(1)(2)	Owned	N/A
Plainview, Long Island, New York	21,000	(2)	Leased	2013
Sunnyvale, California	27,000	(3)(4)	Leased	2012
Whippany, New Jersey	57,000	(3)(4)	Owned	N/A

ATS Properties
Austin, Texas	10,000	(14)	Leased	2010
Cambridge, England	14,000	(10)	Leased	2011
Cupertino, California	20,000	(13)	Leased	2014
Ismaning, Germany	47,000	(9)(10)	Leased	2010
Lenexa, Kansas	54,000	(12)	Leased	2015
Plainview, Long Island, New York	17,000	(14)	Owned	N/A
Powell, Ohio	20,000	(13)	Leased	2011
Stevenage, England	142,000	(9)(10)(11)(12)(14)	Owned	N/A
Wichita, Kansas	156,000	(11)(12)	Owned	N/A

(1)	Manufacturing of HiRel microelectronics/semiconductors.

(2)	Research and development of HiRel microelectronics/semiconductors.

(3)	Manufacturing of RF and microwave components.

(4)	Research and development of RF and microwave components.

(5)	Manufacturing of mixed-signal/digital ASICs.

(6)	Research and development of mixed-signal/digital ASICs.

(7)	Manufacturing of motion control products.

(8)	Research and development of motion control products.

(9)	Manufacturing of wireless test equipment.

(10)	Research and development of wireless test equipment.

(11)	Manufacturing and research and development of military radio and PMR test equipment.

(12)	Manufacturing and research and development of avionics test equipment.

(13)	Manufacturing and research and development of synthetic test equipment.

(14)	Manufacturing and research and development of general purpose test equipment and other.

(15)	Radiation testing and validation of HiRel microelectronics/semiconductors.

We believe that our facilities are adequate for our current and presently foreseeable needs and that we will be able to renew or replace our expiring leases on our rental properties on commercially reasonable terms.

ITEM 3.   LEGAL PROCEEDINGS

In March 2005, we sold the net assets of our shock and vibration control device manufacturing business, which we refer to as VMC. Under the terms of the sale agreements, we retained certain liabilities relating to adverse environmental conditions that existed at the premises occupied by VMC as of the date of sale. We recorded a liability for the estimated remediation costs related to adverse environmental conditions that existed at the VMC premises when it was sold. The accrued environmental liability at June 30, 2010 is $1.7 million, of which $322,000 is expected to be paid within one year.

In fiscal 2007, we became aware that certain RadHard bidirectional multipurpose transceivers sold by us since 1999 may have been subject to the licensing jurisdiction of the U.S. Department of State in accordance with the ITAR. Accordingly, we filed a Voluntary Disclosure with the Directorate of Defense Trade Controls, Department of State, describing the details of the possible inadvertent misclassification and identifying certain unauthorized exports from the United States to end-users in a number of countries, including China and Russia. Simultaneously, we filed a Commodity Jurisdiction request providing detailed information and data supporting our contention that the product is not subject to ITAR and requesting a determination that such product is not ITAR controlled. On November 15, 2007, we were informed that the U.S. Department of State had determined in response to our Commodity Jurisdiction request that the product is subject to the licensing jurisdiction of the U.S. Department of State in accordance with the ITAR. We requested reconsideration of this determination. On February 7, 2008, we filed an addendum to the above referenced Voluntary Disclosure advising the Directorate of Defense Trade Controls that other products sold by us, similar in nature to the transceiver described above, may also be subject to the ITAR. The Directorate of Defense Trade Controls agreed to extend our time to file such addendum to the Voluntary Disclosure until a decision was rendered with respect to our request for reconsideration of the determination in connection with the above-referenced Commodity Jurisdiction request. On August 5, 2008, we received a letter from the Office of Defense Trade Controls Compliance, or DTCC, requesting that we provide documentation and/or information relating to our compliance initiatives after November 15, 2007 as well as the results of any product reviews conducted by us, and indicating that a civil penalty against us could be warranted in connection with this matter following the review of such materials. We have provided all of the materials and documentation requested by the DTCC. Our request for reconsideration of the Commodity Jurisdiction request was denied by the Directorate of Defense Trade Controls on August 19, 2008 which determined that the product is subject to the licensing jurisdiction of the Department of State in accordance with the ITAR. Accordingly, on September 18, 2008, we filed an addendum to our Voluntary Disclosure identifying other products that may have been subject to the licensing jurisdiction of the U.S. Department of State in accordance with the ITAR but were inadvertently misclassified and exported without a license. At this time it is not possible to determine whether any fines or other penalties will be asserted against us or the materiality of any outcome.

We have also identified other ITAR noncompliance in our past business activities as well as in the pre-acquisition business activities of certain recently acquired companies. These include the inadvertent export of products without a required license and the disclosure of controlled technology to certain foreign national employees. These matters were formally disclosed to the U.S. Department of State in 2009 and 2010.

We are also involved in various other claims and legal actions that arise in the ordinary course of business. We do not believe that the ultimate resolution of any of these actions will have a material adverse effect on our business, results of operations, financial position, liquidity or capital resources.

ITEM 4.   (REMOVED AND RESERVED)

PART II

ITEM 5.                 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Not applicable.

Holders

As of September 1, 2010, there was one record holder of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock.  We currently intend to retain any future earnings for use in the operation and development of our business, for acquisitions and to repay our debt.  We do not intend to declare or pay any cash dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information as of June 30, 2010

Not applicable.

Performance Graph

Not applicable.

Issuer Purchases of Equity Securities

None.

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

	(Predecessor Entity)				(Successor Entity)
				Period	Period
				July 1,	August 15,
				2007	2007
				to	to
	Years Ended June 30,			August 14,	June 30,	Years Ended June 30,
	2006		2007	2007	2008	2009	2010
	(In thousands)

Statement of Operations Data:

Net sales	$546,243		$593,146	$38,221	$604,991	$599,336	$655,048

Income (loss) from continuing operations	33,748		8,794	(14,408)	(100,604)	(76,688)	(12,269)

Income (loss) from discontinued operations, net	(5,652)		(3,868)	(2,508)	(4,821)	—	—

Cumulative effect of a change in accounting principle, net	(1,137	)(1)	—	—	—	—	—

Net income (loss)*	26,959		4,926	(16,916)	(105,425)	(76,688)	(12,269)

* We have not presented earnings (loss) per share data because all 1,000 shares of common stock outstanding at June 30, 2010 and 2009 are held by one shareholder.

(1) The cumulative effect of a change in accounting principle relates to the adoption of FASB Interpretation No. 47, effective June 30, 2006, including the recording of a fixed asset and an asset retirement obligation liability for certain leases of $2.4 million each and $1.6 million accumulated depreciation, and an after tax charge of $1.1 million.

Besides the Merger, the comparability of the selected financial data provided above is affected by, among other things, business combinations and dispositions, restructuring charges, a non-cash impairment charge, a non-cash loss on the liquidation of a foreign subsidiary and a gain on the purchase of a business,  which are more completely described in the notes to our consolidated financial statements appearing elsewhere herein.

The data in the table below affects the comparability of the results of operations for each of the periods shown:

(All items shown in this table are before income taxes)

	(Predecessor Entity)			(Successor Entity)
			Period	Period
			July 1,	August 15,
			2007	2007
			to	to
	Years Ended June 30,		August 14,	June 30,	Years Ended June 30,
	2006	2007	2007	2008	2009	2010
	(In thousands)

Amortization of acquired intangibles	$13,778	$13,006	$1,692	$73,076	$62,962	$61,915
Share based compensation	6,652	4,084	214	3,123	1,955	2,076
Restructuring charges	3,214	2,840	3,778	6,995	4,102	385
Going Private Transaction and merger related expenses	—	30,584	5,036	36,585	4,283	2,858
Impairment of goodwill and other intangibles	—	—	—	—	41,225	—
Acquired in-process R&D costs	—	—	—	24,975	1,665	—
Current period impact of acquisition related adjustments (inventory, depreciation and deferred revenue)	1,088	—	57	45,578	5,149	3,059
Development contract loss accrual	3,946	—	—	—	—	—
Interest expense	608	672	275	74,658	83,823	83,948
Gain from a bargain purchase of a business	—	—	—	—	—	(3,993)
Loss on liquidation of a foreign subsidiary	—	—	—	—	—	7,696

	(Predecessor Entity)			(Successor Entity)
			Period	Period
			July 1,	August 15,
			2007	2007
			to	to
	Years Ended June 30,		August 14,	June 30,	Years Ended June 30,
	2006	2007	2007	2008	2009	2010
	(In thousands, except ratios)

Balance Sheet Data (at end of period):
Working capital (1)	$199,780	$201,603	$218,072	$220,855	$221,406	$239,952
Total assets	633,391	674,396	682,776	1,478,999	1,361,597	1,356,140
Long-term debt (including current portion)	4,165	3,583	3,554	878,811	889,348	901,847
Stockholders’ equity	487,670	510,697	506,622	276,648	159,760	150,984

Cash Flow Data:
Cash flows from operating activities	36,697	20,802	11,293	8,910	54,457	82,051

Cash flows from (used in) investing activities	(42,553)	(19,113)	8,406	(1,162,376)	(36,213)	(31,148)

Cash flows from (used in) financing activities	3,748	(793)	12,619	1,209,045	(5,914)	(5,590)

Other Financial Data:
EBITDA (unaudited)(2)	$85,267	$64,543	$(17,302)	$28,159	$76,229	$155,195

Adjusted EBITDA (unaudited)(3)					$145,340	$166,130

Ratio of earnings to fixed charges (4)	15.4x	9.8x	*	*	*	*

*

The deficit of earnings to fixed charges was $21.2 million for the period July 1, 2007 through August 14, 2007, $139.5 million for the period August 15, 2007 through June 30, 2008, $92.0 million for the year ended June 30, 2009 and $11.4 million for the year ended June 30, 2010.

(1)	Working capital is defined as current assets less current liabilities.

(2)	As used herein, “EBITDA” represents income (loss) from continuing operations plus (i) interest expense, (ii) provision for income taxes and (iii) depreciation and amortization.

We have included information concerning EBITDA in this report because we believe that such information is used by certain investors, securities analysts and others as one measure of an issuer’s performance and historical ability to service debt. In addition, we use EBITDA when interpreting operating trends and results of operations of our business. EBITDA is also widely used by us and others in our industry to evaluate and to price potential acquisition candidates. EBITDA is a non-GAAP financial measure and should not be considered as an alternative to, or more meaningful than, earnings from operations, cash flows from operations or other traditional Generally Accepted Accounting Principles (“GAAP”) indications of an issuer’s operating performance or liquidity. EBITDA has important limitations as an analytical tool and you should not consider this measure in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. For example, EBITDA:

•        excludes certain tax payments that may represent a reduction in cash available to us;

•        does not consider capital expenditure requirements for the assets being depreciated and amortized that may have to be replaced in the future;

•        does not reflect changes in, or cash requirements for, our working capital needs; and

•        does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt.

The following table is a reconciliation of income (loss) from continuing operations to EBITDA for the periods indicated:

	(Predecessor Entity)			(Successor Entity)
			Period	Period
			July 1,	August 15,
			2007	2007
			to	to
	Years Ended June 30,		August 14,	June 30,	Years Ended June 30,
	2006	2007	2007	2008	2009	2010
	(In thousands)

Income (loss) from continuing operations	$33,748	$8,794	$(14,408)	$(100,604)	$(76,688)	$(12,269)

Interest expense	608	672	275	74,658	83,823	83,948

Provision (benefit) for income taxes	20,540	24,935	(6,831)	(38,927)	(15,332)	820

Depreciation and amortization	30,371	30,142	3,662	93,032	84,426	82,696

EBITDA (unaudited)	$85,267	$64,543	$(17,302)	$28,159	$76,229	$155,195

(3)           We also provide information with respect to Adjusted EBITDA in this report.  The calculation of Adjusted EBITDA is based on the definition in the credit agreement governing our senior secured credit facility and is not defined under U.S. GAAP. Our use of the term Adjusted EBITDA may vary from others in our industry. Adjusted EBITDA is not a measure of operating income (loss), performance or liquidity under U.S. GAAP and is subject to important limitations. We use Adjusted EBITDA in assessing covenant compliance under our senior secured credit facility and we believe its inclusion is appropriate to provide additional information to investors. In calculating Adjusted EBITDA, we add back certain non-cash, non-recurring or other items that are included in EBITDA and/or net income (loss). For instance, Adjusted EBITDA:

•        does not include share-based employee compensation expense, goodwill impairment charges and other non-cash charges;

•        does not include restructuring costs incurred to realize future cost savings that enhance our operations;

•        does not include the impact of business acquisition purchase accounting adjustments;

•        does not reflect Going Private Transaction, business acquisition and merger related expenses, including advisory fees that have been paid to the Sponsors following the consummation of the Going Private Transaction. See Item 13 “Certain Relationships and Related Transactions and Director Independence”; and

•        includes other adjustments required in calculating our debt covenant compliance such as adding pro forma savings from restructuring activities, eliminating loss on liquidation of foreign subsidiary, eliminating one-time non-cash inventory adjustments and adding pro forma EBITDA, for periods prior to the acquisition date, for companies acquired during the applicable year.

A reconciliation of EBITDA to Adjusted EBITDA (as defined and used for purposes of calculating our debt covenant compliance) is as follows:

	(Successor Entity)
	Years Ended June 30,
	2009	2010
	(In thousands)

EBITDA (unaudited)	$76,229	$155,195

Non-cash purchase accounting adjustments	2,749	700

Merger related expenses	4,283	2,858

Restructuring costs and related pro forma savings from such activity(a)	10,159	385

Share-based compensation (b)	1,955	2,076

Impairment of goodwill and other intangibles	41,225	—

Non-cash loss on liquidation of foreign subsidiary	3,112	7,696

Gain from a bargain purchase of a business(c)	—	(3,993)

Business acquisition expenses	—	921

Other defined items (d)	5,628	292

Adjusted EBITDA (unaudited)	$145,340	$166,130

(a)	Primarily reflects costs associated with the reorganization of our U.K. operations and to a lesser extent, our RFMW group.

(b)	Reflects non-cash share-based employee compensation.

(c)

The gain from a bargain purchase of Willtek reflects the excess of the fair value of net assets over the purchase price. The purchase price was negotiated at such a level to be reflective of the cost of the restructuring efforts that we expect to undertake.

(d)

Reflects other adjustments required in calculating our debt covenant compliance. These other defined items include non-cash inventory adjustments for a discontinued product and pro forma EBITDA for periods prior to the acquisition dates for companies acquired during our fiscal year.

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

Forward-Looking Statements

This report contains “forward-looking statements”. All statements other than statements of historical fact are “forward-looking” statements for purposes of the U.S. federal and state securities laws. These statements may be identified by the use of forward looking terminology such as “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “might”, “plan”, “potential”, “predict”, “should” or “will” or the negative thereof or other variations thereon or comparable terminology. In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance contained in this report under the headings “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” are forward-looking statements.

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this report under the headings “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business”, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

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

•                  terrorist acts or acts of war; and

•                  other risks and uncertainties, including those listed under the caption “Risk Factors”.

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

The Going Private Transaction

On August 15, 2007, we were acquired by our parent pursuant to an agreement and plan of merger, or merger agreement.  The merger agreement also provided that all of our stock options were canceled and converted into the right to receive a cash payment equal to the number of shares of our common stock underlying the options multiplied by the amount, if any, by which $14.50 exceeded the exercise price of the option, without interest and less any applicable withholding taxes. The aggregate merger consideration paid to our shareholders and stock option holders was approximately $1.1 billion. In this Form 10-K, we refer to this transaction as the “Acquisition”, the “Merger” or the “Going Private Transaction”.

The Going Private Transaction was funded by:

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

Upon the closing of the Going Private Transaction, we paid severance of approximately $6.7 million, $18.6 million of transaction expenses, a $22.0 million advisory fee to the Sponsors or their affiliates and $18.3 million in financing costs.

In addition, upon the closing of the Going Private Transaction, we entered into an advisory agreement with the designated affiliates of the Sponsors under which the affiliates of the Sponsors provide certain advisory services to us. We pay an annual advisory fee in the aggregate amount of the greater of $2.1 million, or 1.8% of Adjusted EBITDA for the prior fiscal year, and transaction fees on all future financings and liquidity events. The advisory agreement has an initial term expiring on December 31, 2013 and will be automatically renewable for additional one year terms thereafter unless we or the Sponsors give notice of non-renewal. The annual advisory fees paid in fiscal 2010 were $2.5 million. See “Certain Relationships and Related Party Transactions—Advisory Agreement”.

The Going Private Transaction constituted a change in control. We allocated the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Independent third-party appraisers were engaged to assist management in performing valuations of certain of the tangible and intangible assets acquired.

Our consolidated financial statements presented as of June 30, 2010 and 2009, and for the fiscal years ended June 30, 2010 and 2009, and for the period from August 15, 2007 to June 30, 2008 represent the results of Aeroflex Incorporated, together with its consolidated subsidiaries. Aeroflex Incorporated is referred to after the Going Private Transaction as the Successor or Successor Entity. The consolidated financial statements for periods prior to August 15, 2007 represent Aeroflex’s results prior to the Going Private Transaction, and we refer to Aeroflex prior to the Going Private Transaction as the Predecessor or Predecessor Entity. The purchase method of accounting was applied effective August 15, 2007 in connection with the Going Private Transaction. Therefore, our consolidated financial statements for periods before August 15, 2007 are presented on a different basis than those for the periods after August 14, 2007 and, as such, are not comparable.

On September 21, 2007, we entered into a $120.0 million senior subordinated unsecured credit facility to refinance the $120.0 million exchangeable senior subordinated unsecured credit facility.  On August 7, 2008, we issued the senior notes to refinance the $225.0 million exchangeable senior unsecured credit facility.

On January 21, 2009, the SEC declared effective our exchange offer registration statement, which resulted in an exchange of securities pursuant to which the unregistered 11.75% unsecured senior notes were exchanged for publicly registered 11.75% unsecured senior notes due February 15, 2015 with substantially identical terms as the exchanged notes.

Factors and Trends That Affect Our Results of Operations

In reading our consolidated financial statements, you should be aware of the following factors and trends that our management believes are important in understanding our financial performance.

Revenue

From fiscal 2004 to fiscal 2010, our sales grew from $404.5 million to $655.0 million, representing a compound annual growth rate of 8.4%. Our sales increased each year within this six year period, except in fiscal 2009, when our sales decreased 7% to $599.3 million, due to the global economic downturn and related credit crisis that affected the entire microelectronics and test and measurement equipment industries. With a significant portion of our revenues generated from the space, avionics and defense markets, particularly the electronics portion of the U.S. government’s defense budget, even with the reduction in sales, we believe we generally outperformed our competitors in these industries in fiscal 2009 and 2010.  Led primarily by increased sales of wireless test equipment and HiRel RadHard products, our sales grew 9% to $655.0 million in fiscal 2010. Strong demand for our products has increased our backlog 12.4% to $305.6 million at June 30, 2010 compared to $271.9 million at June 30, 2009.

We often design and develop platform-specific and customized products for our customers. As a result, and based on our long-term relationships and knowledge of customers’ buying patterns, we believe that we were either a primary or the sole source supplier for products representing more than 80% of our total net sales in fiscal 2010. If we are a primary supplier, generally the customer will use two to three suppliers to satisfy its requirements for that product. Our major customers often use our products in multiple systems or programs, sometimes developed by different business units within the customer’s organization. While the composition of our top ten customers varies from year to year, we expect that sales to a limited number of customers will continue to account for a significant percentage of our revenue for the foreseeable future. Although our product offerings and customer base are broad and diverse, sales derived from our ten largest customers as a percentage of our net sales was 36% in fiscal 2010, 41% in fiscal 2009 and 38% in fiscal 2008. No single customer exceeded 10% of our net revenue in fiscal 2010, 2009 or 2008.

There are many factors that impact our sales. Some are outside of our direct control, such as changes in government spending on space, avionics and defense, exchange rate fluctuations or general economic conditions. For those factors outside of our direct control, we attempt to respond quickly to changes to minimize the risk of adverse consequences. For instance, in fiscal 2009, as we realized the likely depth of the economic recession, we acted to reduce costs and streamline operations, ultimately down-sizing part of our RFMW reporting unit in the U.S. Additionally, in fiscal 2009, we continued to rationalize our U.K. operations by combining our three manufacturing operations into one location. These actions reduced our cost structure and improved profitability.

Other factors are within our control, such as our pricing strategies and our product development focus. We constantly reassess our markets and evaluate potential new end markets for our technologies. Two areas of particular focus for us are space-based electronics and commercial wireless, specifically testing of wireless products and systems. In the satellite area, we are continuing to focus on moving up the value chain by moving from chip or component level products to systems level products. For example, in the satellite area, for the period 2008-2010, our average dollar content per satellite was approximately $5.5 million out of total satellite cost of $337 million. That compared with an average dollar content of $1.4 million on satellite costs of $135 million in 2001-2003. In the wireless test markets, we believe that our newly developed wireless products position us well to benefit from the roll-out of new 4G technologies, especially the standard known as LTE. Due to our many years of experience in our markets, we often are part of our customers’ fundamental design strategies, which gives us greater visibility into potential new products and market demand.

Gross Margin

One of our objectives is to maintain and improve our gross margin, which is our gross profit expressed as a percentage of our revenue. Our gross margins calculated in accordance with GAAP were 52.3% in fiscal 2010, 47.6% in fiscal 2009 and 41.6% in fiscal 2008. Excluding the impact of adjustments permitted by the credit agreement governing our senior secured credit facility in calculating compliance with debt covenants, in the last three fiscal years our gross margins were 52.6% in fiscal 2010, 48.0% in fiscal 2009 and 48.1% in fiscal 2008.

To continue to improve our gross margins, we seek to introduce products that are valued by our customers for the ability of those products to address technically challenging applications where performance and reliability are the highest priorities. We also seek continuously to reduce our costs and to improve the efficiency of our manufacturing operations, such as with the restructuring activities undertaken in the U.K.

Our gross margin in any period is significantly affected by product mix, that is, the percentage of our revenue in that period that is attributable to higher or lower margin products and to a lesser extent, by pricing.  The impact of product mix is evident in the fiscal 2010 improvements in gross margin as the gross margins for wireless test equipment products, integrated circuits and microelectronic modules, which had increased sales in fiscal 2010, carry margins higher than the consolidated average gross margins. Additional factors affecting our gross margins include changes in the costs of materials and labor, changes in cost estimates for contracts for which revenue is recognized on a percentage of completion basis, variations in overhead absorption rates and other manufacturing efficiencies, and numerous other factors.

Selling, General & Administrative Costs

Our selling, general and administrative costs consist of all expenditures incurred in connection with the sales and marketing of our products as well as administrative overhead costs.

Changes in selling, general and administrative costs as a percent of sales have historically been modest as we have consistently focused on controlling our costs. On a GAAP basis, our selling, general and administrative costs as a percentage of sales have decreased from 21.8% to 19.7% over the last three fiscal years. Excluding the impact of adjustments permitted by the credit agreement governing our senior secured notes in calculating compliance with debt covenants, selling, general and administrative costs as a percent of sales has decreased from 19.5% to 18.7% over the last three fiscal years. To help reduce the adverse impact on profitability resulting from the recent economic downturn, we froze salaries at the beginning of fiscal 2010 at their fiscal 2009 levels and suspended the match to our 401(k) plan.  Based upon our performance in fiscal 2010, we reinstated the match to our 401(k) plan, albeit at a reduced level, and intend to resume salary increases in fiscal 2011.

Research and Development

Research and development expenses consist of costs related to direct product design, development and process engineering. The level of research and development expense is related to the number of products in development, the state of the development process, the complexity of the underlying technology, the potential scale of the product upon successful commercialization, the level of our exploratory research and the extent to which product development and similar costs are recoverable under contractual arrangements. We generally conduct such activities in collaboration with our customers, which provides better visibility to areas we believe will accelerate our longer term sales growth. Our basic technologies have been developed through a combination of internal development, acquisitions of businesses with technologies in similar or adjacent fields and, more recently, through licenses. Our recent acquisitions have been more of a “tuck-in” nature, demonstrative of a business philosophy that is not hesitant to acquire a business when it is more cost efficient to buy technology than to develop it. Licenses have primarily been used to access technology geared to a commercial application that we can translate to a radiation hardened application for use in space.

Acquisitions and Restructurings

Since 1991, we have completed 29 acquisitions and divested a number of businesses that were non-core to our operations. During the three year period covered by the audited financial statements included elsewhere in this report, we made the following acquisitions:

Date	Acquisition	Description
October 2007	Test Evolution	Automated test equipment
June 2008	Gaisler Research	Radiation-tolerant ICs
February 2009	Hi-Rel Components	High reliability components/semiconductors
March 2009	VI Technologies	Multimedia test equipment
June 2009	Airflyte Electronics	Slip rings for motion control products
May 2010	Willtek Communications	Wireless test equipment
June 2010	Radiation Assured Devices	Radiation tolerant testing, screening and high reliability radiation tolerant components/semiconductors

In June 2010, we entered into an agreement to acquire Advanced Control Components. The transaction was consummated in August 2010 with the payment of $19.2 million, which was net of a working capital adjustment, made at closing. Advanced Control Components is based in Eatontown, New Jersey, and its principal business is designing and manufacturing RFMW components and assemblies.

In August 2007, we were ourselves acquired and taken private. The application of purchase accounting is, therefore, pervasive throughout our consolidated financial statements, most notably in the balance sheet’s amortizable and non-amortizable intangible asset accounts and in the statement of operations’ cost of sales, Going Private Transaction expense, amortization of intangibles and write-off of acquired in-process research and development costs.

Acquired businesses often require restructuring activities to better align their on-going operations with those of our company and to improve their profitability. The majority of the restructuring charges contained in our consolidated financial statements relate to activities taken to consolidate our acquired U.K. manufacturing operations.

Interest Expense

We incurred $870.0 million of debt to finance the Going Private Transaction. This additional debt increased our interest expense from $672,000 in fiscal 2007 to $83.9 million in fiscal 2010. Due to an excess cash flow provision in our secured credit facility, we are required to make a $21.5 million principal payment on this debt within 120 days of June 30, 2010.  As a result of this principal payment, there are no other scheduled principal payments on this debt in fiscal 2011, nor are there any in fiscal years 2012, 2013 and 2014 with the final balance of the debt due in fiscal 2015. A portion of this debt is subject to variable interest rates. See “—Quantitative and Qualitative Information About Market Risk”.

Income Taxes

As a multi-national company, we are subject to income taxes in the U.S. and certain foreign jurisdictions. As earnings from our foreign operations are repatriated to the U.S., we are subject to U.S. income taxes on those amounts. Generally, the U.S. taxes are reduced by a credit for foreign income taxes paid on these earnings which avoids double taxation.

The U.S. foreign tax credit is subject to certain limitations, in particular the existence of an overall foreign profit, which is net of an allocation of our interest expense, among other items. Primarily due to the significant amount of interest expense associated with our debt, we had an overall cumulative foreign loss for U.S. income tax purposes at the end of fiscal 2010. Therefore, our consolidated tax provision includes both foreign and U.S. taxes on our foreign income without the benefit of the foreign tax credit. This situation significantly increases our effective tax rate.

If and when the factors causing the limitation of the foreign tax credit change, we will recognize some or all of the benefit from the foreign tax credit. In this regard, we intend that any proceeds of equity offerings and the projected cash generated from our operations will be available to substantially reduce our debt and cause a  reduction of the interest expense allocated to our foreign source income and, in turn, allow us to realize a benefit from the foreign tax credit.

Results of Operations

Refer to Notes 1 and 3 to our consolidated financial statements for details concerning our August 15, 2007 acquisition by affiliates of or funds managed by the Sponsors and certain members of our management and the basis upon which such consolidated financial statements are presented. For comparative purposes, in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we have combined the Predecessor period from July 1, 2007 to August 14, 2007 with the Successor period from August 15, 2007 to June 30, 2008 to form the fiscal year ended June 30, 2008. This combination is not a GAAP presentation as it combines periods with different bases of accounting. However, we believe this presentation is useful to the reader as a comparison to the Successor periods for the fiscal years ended June

30, 2010 and 2009.

The following table sets forth our historical results of operations as a percentage of net sales for the periods indicated below:

			Non-GAAP
			combined
			Predecessor
	Predecessor	Successor	and Successor	Successor
	Period	Period
	July 1,	August 15,
	2007	2007
	to	to
	August 14,	June 30,	Years Ended June 30,
	2007	2008	2008	2009	2010

Net sales	100.0%	100.0%	100.0%	100.0%	100.0%
Costs of sales	59.8	58.3	58.4	52.4	47.7
Gross profit	40.2	41.7	41.6	47.6	52.3

Operating expenses:
Selling, general and administrative costs	49.8	20.0	21.8	21.4	19.7
Research and development costs	31.9	11.6	12.8	11.7	11.6
Amortization of acquired intangibles	4.4	12.1	11.6	10.5	9.5
Loss on liquidation of foreign subsidiary	—	—	—	—	1.2
Acquired in-process research and development costs	—	4.1	3.9	0.3	—
Going Private Transaction expenses	9.7	5.4	5.6	—	—
Impairment of goodwill and other intangibles	—	—	—	6.9	—
Total operating expenses	95.8	53.2	55.7	50.8	42.0

Operating income (loss)	(55.6)	(11.5)	(14.1)	(3.2)	10.3
Interest expense	(0.7)	(12.3)	(11.7)	(14.0)	(12.8)
Gain from a bargain purchase of a business	—	—	—	—	0.6
Other income (expense), net	0.7	0.7	0.8	1.8	0.1
Income (loss) from continuing operations before income taxes	(55.6)	(23.1)	(25.0)	(15.4)	(1.8)
Provision (benefit) for income taxes	(17.9)	(6.5)	(7.2)	(2.6)	0.1

Income (loss) from continuing operations	(37.7)	(16.6)	(17.8)	(12.8)	(1.9)
Discontinued operations, net of tax	(6.6)	(0.8)	(1.1)	—	—
Net income (loss)	(44.3)%	(17.4)%	(18.9)%	(12.8)%	(1.9)%

Statements of Operations

Management evaluates the operating results of our two segments based upon adjusted operating income, which is pre-tax operating income before costs related to amortization of acquired intangibles, share-based compensation, restructuring expenses, lease termination costs, business acquisition and merger related expenses, loss on liquidation of foreign subsidiary, impairment of goodwill and other intangibles, acquired in-process research and development costs, the impact of any acquisition related adjustments and Going Private Transaction expenses. We have set out below our adjusted operating income (loss) by segment and in the aggregate, and have provided a reconciliation of operating income (loss) to adjusted operating income (loss) for the periods presented.

			Non-GAAP
			Combined
			Predecessor
	Predecessor	Successor	and Successor	Successor
		Period
	Period	August 15, 2007
	July 1, 2007	to
	to August 14,	June 30,	Years Ended June 30,
	2007	2008	2008	2009	2010
			(In thousands)
Net sales:
- AMS	$19,017	$283,695	$302,712	$287,517	$322,151
- ATS	19,204	321,296	340,500	311,819	332,897
Net sales	$38,221	$604,991	$643,212	$599,336	$655,048

Segment adjusted operating income:
- AMS	$24	$74,802	$74,826	$63,368	$89,104
- ATS	(7,582)	54,216	46,634	50,141	67,621
- General corporate expense	(2,347)	(8,176)	(10,523)	(11,377)	(9,841)
Adjusted operating income (loss)	(9,905)	120,842	110,937	102,132	146,884

Amortization of acquired intangibles
- AMS	(279)	(44,085)	(44,364)	(36,635)	(35,032)
- ATS	(1,413)	(28,991)	(30,404)	(26,327)	(26,883)
Business acquisition costs
- Corporate	—	—	—	—	(921)
Share based compensation
- AMS	(83)	—	(83)	—	—
- ATS	95	—	95	—	—
- Corporate	(226)	(3,123)	(3,349)	(1,955)	(2,076)
Restructuring charges
- AMS	—	(414)	(414)	—	(172)
- ATS	(3,778)	(6,581)	(10,359)	(4,102)	(213)
Lease termination costs
- ATS	(576)	—	(576)	—	—
Merger related expenses - Corporate	(1,319)	(4,092)	(5,411)	(4,283)	(2,858)
Loss on liquidation of foreign subsidiary-ATS	—	—	—	—	(7,696)
Impairment of goodwill and other intangibles
- AMS	—	—	—	(41,225)	—
Acquired in-process R&D costs
- AMS	—	(16,335)	(16,335)	—	—
- ATS	—	(8,640)	(8,640)	(1,665)	—
Current period impact of acquisition related adjustments:
Inventory - AMS	(57)	(23,817)	(23,874)	—	(246)
Inventory - ATS	—	(15,151)	(15,151)	(668)	(329)
Depreciation - AMS	—	(1,025)	(1,025)	(1,143)	(1,000)
Depreciation - ATS	—	(2,882)	(2,882)	(2,702)	(1,139)
Depreciation - Corporate	—	(193)	(193)	(220)	(220)
Deferred revenue - ATS	—	(2,510)	(2,510)	(416)	(125)
Going Private Transaction expenses-Corporate	(3,717)	(32,493)	(36,210)	—	—
Operating income (loss)	(21,258)	(69,490)	(90,748)	(19,209)	67,974

Interest expense	(275)	(74,658)	(74,933)	(83,823)	(83,948)
Gain from a bargain purchase of a business	—	—	—	—	3,993
Other income (expense), net	294	4,617	4,911	11,012	532
Income (loss) from continuing operations before income taxes	$(21,239)	$(139,531)	$(160,770)	$(92,020)	$(11,449)

Fiscal Year Ended June 30, 2010 Compared to Fiscal Year Ended June 30, 2009

Net Sales.     Net sales increased 9% to $655.0 million for the fiscal year ended June 30, 2010 from $599.3 million for the fiscal year ended June 30, 2009.

Net sales in the AMS segment increased 12% to $322.2 million for the fiscal year ended June 30, 2010 from $287.5 million for the fiscal year ended June 30, 2009. Specific variances include a volume driven $14.3 million increase in sales of integrated circuits; a volume driven $7.9 million increase in sales of microelectronic modules; and sales of $12.7 million from Airflyte Electronics, acquired in June 2009.

Net sales in the ATS segment increased 7% to $332.9 million for the fiscal year ended June 30, 2010 from $311.8 million for the fiscal year ended June 30, 2009.  Specific variances include a volume driven $17.7 million increase in sales of wireless test products; an $11.4 million increase in sales from VI Technology, acquired in March 2009; and a volume driven $8.6 million increase in sales of synthetic test products. The increases in net sales were partially offset by a volume driven $12.1 million decrease in sales of radio test sets, due to a delay in the receipt of certain large orders and a volume driven $6.8 million decrease in sales of avionic products.

Gross Profit.     Gross profit equals net sales less cost of sales. Cost of sales includes materials, direct labor, amortization of capitalized software development costs and overhead expenses such as engineering labor, fringe benefits, depreciation, allocable occupancy costs and manufacturing supplies.

On a consolidated basis, gross profit was $342.8 million, or 52.3% of net sales, for the fiscal year ended June 30, 2010 and $285.1 million, or 47.6% of net sales, for the fiscal year ended June 30, 2009. The increase in gross profit was mainly due to the aforementioned sales volume increases.

Fiscal Year	Gross Profit
Ended		% of		% of		% of
June 30,	AMS	Net Sales	ATS	Net Sales	Total	Net Sales
	(In thousands, except percentages)

2009	$134,239	46.7%	$150,866	48.4%	$285,105	47.6%
2010	$162,305	50.4%	$180,524	54.2%	$342,829	52.3%

Gross margins in the AMS segment were 50.4% for the fiscal year ended June 30, 2010 and 46.7% for the fiscal year ended June 30, 2009. Margins were favorably impacted by increased sales of integrated circuits and microelectronic modules, both of which have margins higher than the segment average and increased margins in motion control products and components due to product mix. These margin increases were partially offset by the sales of Airflyte Electronics products, acquired in June 2009, which have margins lower than the segment average.

Gross margins in the ATS segment were 54.2% for the fiscal year ended June 30, 2010 and 48.4% for the fiscal year ended June 30, 2009. The increase in gross margins is principally attributable to increased sales of wireless products, which have margins higher than the segment average and increased margins in radio test and avionic products due to product mix.  These margin increases were partially offset by the sales of VI Technology products, acquired in March 2009, which have margins lower than the segment average.

Selling, General and Administrative Costs.     Selling, general and administrative costs, or SG&A, include office and management salaries, fringe benefits, commissions, insurance and professional fees.

On a consolidated basis SG&A costs increased $750,000, or 1%, to $129.1 million for the year ended June 30, 2010.  As a percentage of sales, SG&A costs decreased from 21.4% to 19.7% from the fiscal year ended June 30, 2009 to the fiscal year ended June 30, 2010.

Fiscal Year	Selling, General and Administrative Costs
Ended		% of		% of			% of
June 30,	AMS	Net Sales	ATS	Net Sales	Corporate	Total	Net Sales
	(In thousands, except percentages)

2009	$41,822	14.5%	$68,700	22.0%	$17,834	$128,356	21.4%
2010	$43,031	13.3%	$70,159	21.0%	$15,916	$129,106	19.7%

In the AMS segment, SG&A costs increased $1.2 million, or 3%, to $43.0 million for the fiscal year ended June 30, 2010.  This increase is due to additional costs of $1.6 million related to Airflyte Electronics, acquired in June 2009, as well as an $810,000 increase related to our integrated circuits business primarily due to increased compensation and commissions.  These increases in the AMS segment were partially offset by reduced costs of $1.2 million in the components group, as a result of cost savings initiatives. SG&A costs in the AMS segment decreased from 14.5% to 13.3%, as a percentage of sales, from the fiscal year ended June 30, 2009 to the fiscal year ended June 30, 2010 as a result of controlling costs while sales increased.

In the ATS segment, SG&A costs increased $1.5 million, or 2%, to $70.2 million for the fiscal year ended June 30, 2010, principally due to the additional cost of $1.9 million related to VI Technology, acquired in March 2009, which was partially offset by various reductions in the other ATS business units. These reductions were primarily the result of cost savings initiatives and efforts to consolidate and reorganize our various European locations. As a percentage of sales, SG&A costs in the ATS segment decreased from 22.0% to 21.0% from the fiscal year ended June 30, 2009 to the fiscal year ended June 30, 2010, primarily the result of controlling costs while sales increased.

Corporate general and administrative costs decreased $1.9 million, primarily due to reductions in merger related expenses and employee related expenses, partially offset by $921,000 of acquisition related expenses that would have been capitalized in previous years.  In accordance with accounting rules effective July 1, 2009, costs related to acquisitions of business, including legal fees, are expensed as incurred rather than treated as part of the purchase price of an acquired business.

Research and Development Costs.     Research and development costs include materials, engineering labor and allocated overhead.

On a consolidated basis, research and development costs increased by $6.0 million. As a percentage of sales, research and development costs decreased from 11.7% to 11.6% from the fiscal year ended June 30, 2009 to the fiscal year ended June 30, 2010.

Fiscal Year	Research and Development Costs
Ended		% of		% of		% of
June 30,	AMS	Net Sales	ATS	Net Sales	Total	Net Sales
	(In thousands, except percentages)

2009	$30,192	10.5%	$39,914	12.8%	$70,106	11.7%
2010	$31,588	9.8%	$44,550	13.4%	$76,138	11.6%

AMS segment self-funded research and development costs increased $1.4 million, or 4.6%, to $31.6 million for the fiscal year ended June 30, 2010. The increase was primarily due to the increased efforts in the development of power converters within the microelectronic modules division.  As a percentage of sales, AMS segment research and development costs decreased from 10.5% to 9.8%.

ATS segment self-funded research and development costs increased $4.6 million, or 12%, to $44.5 million for the fiscal year ended June 30, 2010, primarily due to the development of next generation products in our radio and avionics test division and wireless products. As a percentage of sales, ATS research and development costs increased from 12.8% to 13.4%.

Amortization of Acquired Intangibles.     Amortization of acquired intangibles decreased $1.0 million in the fiscal year ended June 30, 2010, primarily due to certain intangibles becoming fully amortized during fiscal 2009. The decrease was partially offset by the addition of amortization of $1.5 million related to VI Technology, acquired in March 2009, and $1.2 million related to Airflyte Electronics, acquired in June 2009. By segment, the amortization decreased $1.6 million in the AMS segment and increased $556,000 in the ATS segment.

Acquired In-Process Research and Development Costs.  During the fiscal year ended June 30, 2009, we recorded and expensed $1.7 million of IPR&D costs related to our acquisition of Gaisler (AMS Segment) in June 2008 based on the final allocation of the purchase price.  There were no similar IPR&D costs recorded in the fiscal year ended June 30, 2010. In accordance with recently adopted accounting principles, IPR&D related to acquisitions consummated after June 30, 2009 will be capitalized and amortized over the estimated life of the related technology once the development has been completed.

Impairment of Goodwill and Intangibles.  Our annual impairment test of goodwill and intangible assets is typically conducted in the fourth quarter of each year.  Due to a decline in the RFMW reporting unit’s operating results in the fourth quarter of fiscal 2009 and additional revisions to internal forecasts, we recorded impairment charges to both goodwill and tradenames with indefinite lives related to the RFMW reporting unit of $35.2 million and $6.0 million, respectively.   There were no similar impairment charges recorded in the fiscal year ended June 30, 2010.

Loss on Liquidation of Foreign Subsidiary.     During the fiscal year ended June 30, 2010, we recognized a non-cash $7.7 million loss on liquidation of a foreign subsidiary relating to the write-off of the foreign currency translation balance upon substantial dissolution. There was no similar charge recorded in the fiscal year ended June 30, 2009.

Other Income (Expense).     Interest expense was $83.9 million for the fiscal year ended June 30, 2010 and $83.8 million for the fiscal year ended June 30, 2009. On May 7, 2010, we recorded a $4.0 million gain from a   bargain purchase of the assets of Willtek Communications. The gain from a bargain purchase of Willtek reflects the excess of the fair value of tangible and intangible assets acquired less the liabilities assumed over the purchase price.  The purchase price was negotiated at such a level to be reflective of the cost of the restructuring efforts that we expect to undertake.  Other income (expense) of $532,000 for the fiscal year ended June 30, 2010 consisted of $1.5 million of interest and miscellaneous income, partially offset by $905,000 of foreign currency transaction losses. Other income (expense) of $11.0 million for the fiscal year ended June 30, 2009 consisted primarily of $9.0 million of foreign currency transaction gains and $1.5 million of interest income.

Income Taxes.     Primarily due to interest expense associated with our debt, we had a pre-tax loss in the U.S. for fiscal 2010 and taxable income from foreign operations. In the fourth quarter of fiscal 2009, we decided to no longer permanently reinvest post-fiscal 2008 foreign earnings in our foreign operations and began to distribute a substantial portion of our foreign earnings to the U.S. to partially fund interest and principal payments on our debt. Accordingly, we have provided for foreign and U.S. income taxes on fiscal 2009 and 2010 foreign taxable income. The benefit available for foreign tax credits against our U.S. income tax on foreign earnings has not been recognized, because it was not considered to be more likely than not that we would generate sufficient foreign source income, after allocation of the significant amount of our interest expense to the foreign source income, to allow us to utilize the credit. This significantly increased the effective tax rate for each of fiscal 2009 and fiscal 2010. If factors change that affect our assessment of the likelihood of whether we can generate sufficient foreign source income as a result of a reduced amount of allocated interest to the foreign source income, or otherwise, and we can conclude that it is more likely than not that we will be able to utilize our foreign tax credits, then we would recognize this benefit through the elimination of the valuation allowance we have set up against the foreign tax credits.

Our provision for income taxes was $820,000 for the fiscal year ended June 30, 2010, on a consolidated pre-tax loss of $11.4 million, an effective income tax rate of (7.2%). We had an income tax benefit for the fiscal year ended June 30, 2009 of $15.3 million on a consolidated pre-tax loss of $92.0 million, an effective income tax rate of 16.7%. The provisions are a combination of U.S. tax benefits on domestic losses and foreign taxes on foreign earnings and domestic taxes provided on foreign earnings, as we expect that substantially all these earnings will be distributed to the U.S. The effective income tax rate for both periods differed from the amount computed by applying the U.S. Federal income tax rate to income before income taxes primarily due to foreign, state and local income taxes and is impacted by the valuation allowance recorded for foreign tax credits, as discussed above.

In the fiscal year ended June 30, 2010, we paid income taxes of $6.1 million and received tax refunds of $633,000. In the fiscal year ended June 30, 2009, we paid income taxes of $3.6 million and received tax refunds of $2.3 million.

Net Loss.     Our net loss was $12.3 million for the fiscal year ended June 30, 2010 and $76.7 million for the fiscal year ended June 30, 2009. The $64.4 million favorable reduction in net loss is comprised of the following: an increase of $57.7 million in gross profit, primarily due to increased sales and increased margins; a fiscal 2009 charge for impairment of goodwill and intangibles of $41.2 million, which did not recur in 2010; a gain from a bargain purchase of a business of $4.0 million in fiscal 2010, and a reduction in in-process research and development of $1.7 million; offset by an increase of $5.7 million of operating expenses, primarily due to increased R&D spending; a non-cash loss on liquidation of a foreign subsidiary of $7.7 million in the fiscal year ended June 30, 2010; an unfavorable variance in other income and expense of $10.6 million, primarily foreign currency gains/losses of $9.9 million; and an increase in the income tax provision of $16.2 million.

Fiscal Year Ended June 30, 2009 Compared to Fiscal Year Ended June 30, 2008

Net Sales. Net sales decreased 7% to $599.3 million for the fiscal year ended June 30, 2009 from $643.2 million for the fiscal year ended June 30, 2008.

Net sales in the AMS segment decreased 5% to $287.5 million for the fiscal year ended June 30, 2009 from $302.7 million for the fiscal year ended June 30, 2008 primarily due to a reduction in sales of components and microelectronic modules resulting from a general slowdown in the market combined with a demand surge experienced in 2008 that was not repeated in 2009. This reduction was partially offset by an increase in sales volume of integrated circuits and motion control products combined with additional sales resulting from our acquisition of Gaisler in June 2008 of $6.3 million.

Net sales in the ATS segment decreased 8% to $311.8 million in 2009 from $340.5 million in 2008. The change in foreign currency exchange rates negatively impacted 2009 sales by our U.K. subsidiaries by approximately $27 million. Excluding the impact of foreign currency exchange rates, sales in the ATS segment for the fiscal year ended June 30, 2009 decreased approximately $1.7 million as compared to the fiscal year ended June 30, 2008. The decrease was primarily due to a reduction in sales of PXI-based test equipment, signal generators and other test products, offset by an increase in wireless product sales. Further, the period ended June 30, 2009 was impacted by a purchase accounting adjustment to deferred revenue which reduced sales by $416,000, while the period ended June 30, 2008 was impacted by a purchase accounting adjustment to deferred revenue which reduced sales by $2.5 million.

Gross Profit. On a consolidated basis, gross profit was $285.1 million, or 47.6% of net sales, for the fiscal year ended June 30, 2009 and $267.4 million, or 41.6% of net sales, for the fiscal year ended June 30, 2008. In 2009, gross margin was adversely affected by purchase accounting adjustments aggregating $3.1 million which:

•        increased depreciation expense by $2.0 million related to acquisition date fair value adjustments,

•        increased cost of sales for the increase in the recorded value of VI Technology’s inventories by $668,000 to eliminate manufacturing profits inherent in the inventories on March 4, 2009, the date of our acquisition of VI Technology, and

•        reduced sales for the year by $416,000 to eliminate selling profits inherent in certain acquisition date deferred revenue.

In 2008, gross margin was adversely affected by purchase accounting adjustments aggregating $43.4 million which:

•        increased cost of sales for the increase in the recorded value of the Going Private Transaction date inventories by $39.0 million to eliminate manufacturing profits inherent in the inventories at that date,

•        increased depreciation expense by $1.9 million due to acquisition date fair value adjustments and

•        reduced sales for the year by $2.5 million to eliminate selling profits inherent in certain acquisition date deferred revenues.

Excluding the purchase accounting adjustments, gross margin was 48.0% for the year ended June 30, 2009 and 48.1% for the year ended June 30, 2008.

Fiscal Year	Gross Profit
Ended		% of		% of		% of
June 30,	AMS	Net Sales	ATS	Net Sales	Total	Net Sales
	(In thousands, except percentages)

2008	$122,808	40.6%	$144,590	42.5%	$267,398	41.6%
2009	$134,239	46.7%	$150,866	48.4%	$285,105	47.6%

Gross margins in the AMS segment were 46.7% in 2009 and 40.6% in 2008. Gross profit in 2009 included the effect of purchase accounting adjustments of $796,000 as compared to $24.6 million in 2008. Excluding the purchase accounting adjustments, gross margins were 47.0% in 2009 and 48.7% in 2008. The decrease in gross margins is principally attributable to decreased margins in components and microelectronic modules partially offset by increased sales of integrated circuits, which have margins higher than the segment average, and decreased sales of components, which have margins lower than the segment average.

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

Selling, General and Administrative Costs. On a consolidated basis, SG&A costs decreased $11.8 million, or 8.4%, to $128.4 million. SG&A costs decreased from 21.8% to 21.4% as a percentage of sales from the fiscal year ended June 30, 2008 to the fiscal year ended June 30, 2009. On a non-GAAP basis, excluding expenses permitted by the credit agreement governing our senior secured credit facility in calculating debt covenant compliance, such as merger related expenses of $4.3 million in 2009 and $5.4 million in 2008, stock compensation costs of $2.0 million in 2009 and $3.3 million in 2008, acquisition related depreciation expense of $1.2 million in 2009 and $1.3 million in 2008, restructuring costs of $686,000 in 2009 and $3.7 million in 2008 and a lease termination cost of $576,000 in 2008, SG&A was $120.3 million in 2009 and $125.8 million in 2008.

Fiscal Year	Selling, General and Administrative Costs
Ended		% of		% of			% of
June 30,	AMS	Net Sales	ATS	Net Sales	Corporate	Total	Net Sales
	(In thousands, except percentages)

2008	$42,513	14.0%	$78,128	22.9%	$19,476	$140,117	21.8%
2009	$41,822	14.5%	$68,700	22.0%	$17,834	$128,356	21.4%

In the AMS segment, SG&A costs decreased $691,000, or 2%, to $41.8 million for 2009. SG&A costs in the AMS segment increased from 14.0% in 2008 to 14.5% in 2009 as a percentage of sales. Excluding restructuring costs of $272,000 in 2008, stock compensation costs of $57,000 in 2008, acquisition related depreciation expenses of $39,000 in 2009 and $42,000 in 2008, SG&A costs were $41.8 million in 2009 and $42.1 million in 2008.

In the ATS segment, SG&A costs decreased $9.4 million, or 12%, to $68.7 million for 2009, largely due to reductions in restructuring costs and lease termination fees incurred in 2008 combined with cost savings related to the closing of our Burnham facility. As a percentage of sales, SG&A costs in the ATS segment decreased from 22.9% in 2008 to 22.0% in 2009. Excluding restructuring costs of $686,000 in 2009 and $3.5 million in 2008, lease termination costs of $576,000 in 2008, stock compensation costs that had a favorable impact of $89,000 in 2008, acquisition related depreciation expenses of $913,000 in 2009 and $1.0 million in 2008, SG&A costs were $67.1 million in 2009 and $73.1 million in 2008.

Corporate general and administrative expenses decreased $1.6 million, or 8%. As a percentage of sales, corporate general and administrative expenses remained relatively unchanged. Excluding merger related expenses of $4.3 million in 2009 and $5.4 million in 2008, stock compensation costs of $2.0 million in 2009 and $3.3 million in 2008 and acquisition related depreciation expenses of $220,000 in 2009 and $193,000 in 2008, SG&A costs were $11.4 million in 2009 and $10.5 million in 2008.

Research and Development Costs. On a consolidated basis, research and development costs decreased by $12.0 million. As a percentage of sales, research and development costs decreased from 12.8% to 11.7% from the year ended June 30, 2008 to the year ended June 30, 2009.

Fiscal Year	Research and Development Costs
Ended		% of		% of		% of
June 30,	AMS	Net Sales	ATS	Net Sales	Total	Net Sales
	(In thousands, except percentages)

2008	$30,865	10.2%	$51,211	15.0%	$82,076	12.8%
2009	$30,192	10.5%	$39,914	12.8%	$70,106	11.7%

AMS segment self-funded research and development costs decreased $673,000, or 2%, to $30.2 million for 2009 primarily due to lower spending on microelectronic modules. As a percentage of sales, research and development costs increased from 10.2% to 10.5%.

ATS segment self-funded research and development costs decreased $11.3 million, or 22%, to $39.9 million for 2009, primarily due to a reduction of $10.3 million in our wireless business due to cost savings related to the closing of our Burnham facility and a reduction of wireless related projects and a reduction of $5.5 million in restructuring costs primarily in our wireless business, which reductions were partially offset by increased costs of $5.1 million, from our development work to enhance existing next generation products in our radio test division.

Acquired In-Process Research and Development Costs. During the fiscal year ended June 30, 2008, we recorded and immediately expensed $24.3 million of acquired in-process research and development costs of $15.7 million in the AMS segment and $8.6 million in the ATS segment. Additionally, in 2009 and 2008, we recorded and expensed $1.7 million and $635,000, respectively, of in-process research and development costs in our AMS segment related to our acquisition of Gaisler in June 2008 based on the final allocation of the purchase price.

Restructuring Costs. The AMS segment incurred total restructuring costs of $414,000, including $107,000 in cost of sales, $272,000 in SG&A and $35,000 in R&D, in the fiscal year ended June 30, 2008 which relate to severance for personnel reductions at our Whippany, New Jersey components manufacturing facility.

The ATS segment incurred restructuring costs of $4.1 million in the fiscal year ended June 30, 2009, including $2.9 million in cost of sales, $686,000 in SG&A and $496,000 in R&D. In comparison, in the fiscal year ended June 30, 2008, the ATS segment incurred restructuring costs of $10.4 million, including $880,000 in cost of sales, $3.5 million in SG&A and $6.0 million in R&D. In both periods, the costs related to consolidation and reorganization efforts in our U.K. operations.

Amortization of Acquired Intangibles. Amortization of acquired intangibles decreased $11.8 million in 2009 primarily due to backlog recorded in the Going Private Transaction becoming fully amortized during the first quarter of fiscal 2009. The amortization decreased $7.7 million in the AMS segment and decreased $4.1 million in the ATS segment.

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

Going Private Transaction Expenses. In the fiscal year ended June 30, 2008, we incurred Going Private Transaction expenses of $36.2 million, consisting primarily of Going Private Transaction related change of control, severance and other compensation payments, a break-up fee and its related lawsuit settlement charge and legal and other professional fees. There were no comparable costs in fiscal 2009.

Other Income (Expense). Interest expense was $83.8 million in the fiscal year ended June 30, 2009 and $74.9 million in the fiscal year ended June 30, 2008. The increase is due to interest expense incurred for an additional one and a half months during fiscal year 2009 related to the $870.0 million of debt issued on August 15, 2007. Other income of $11.0 million for the fiscal year ended June 30, 2009 consisted primarily of $9.0 million of foreign currency transaction gains and $1.5 million of interest income. Other income of $4.9 million for the fiscal year ended June 30, 2008 consisted primarily of $2.5 million of foreign currency transaction gains and $2.1 million of interest income.

Provision for Income Taxes. The income tax benefit was $15.3 million for the fiscal year ended June 30, 2009, an effective income tax rate of 16.7% on a consolidated pre-tax loss of $92.0 million. We had an income tax benefit for the fiscal year ended June 30, 2008 of $45.8 million, an effective income tax rate of 28.5% on a consolidated pre-tax loss of $160.8 million. The effective income tax rate for both periods differed from the amount computed by applying the U.S. Federal income tax rate to income before income taxes primarily due to foreign, state and local income taxes and, for 2009, the tax benefit was decreased by $11.1 million for a non-deductible goodwill impairment charge, and for 2008, the tax benefit was decreased by $7.0 million for the impact of expenses incurred in the Going Private Transaction that were not deductible for tax purposes, as well as by $8.7 million of nondeductible in-process research and development. In the fiscal year ended June 30, 2009, we paid income taxes of $3.6 million and received a tax refund of $2.3 million and in the fiscal year ended June 30, 2008, we paid income taxes of $8.0 million. In May 2008, we received a federal income tax refund of $27.1 million related to the carryback of tax losses for the period July 1, 2007 to August 14, 2007, to fiscal years 2006 and 2007.

Income (loss) from Continuing Operations. The loss from continuing operations was $76.7 million for the fiscal year ended June 30, 2009 and $115.0 million for the fiscal year ended June 30, 2008. The $38.3 million decrease in loss from continuing operations was primarily due to expenses of the Going Private Transaction in 2008 of $36.2 million that were not repeated in 2009, reductions in acquisition related adjustments to inventory of $38.4 million, a reduction in acquired in-process research and development of $23.3 million, decreases in ongoing expenses of $35.5 million, and increases in other income of $6.1 million, offset by impairment charges recorded to goodwill and tradenames of $35.2 million and $6.0 million, respectively, a $30.4 million reduction in the tax benefit, a $20.7 million reduction in gross profit, due to reduced sales, and $8.9 million of additional interest expense.

Liquidity and Capital Resources

As of June 30, 2010, we had $100.7 million of cash and cash equivalents, $240.0 million in working capital and our current ratio was 2.4 to 1.  As of June 30, 2009, we had $57.7 million of cash and cash equivalents, $221.4 million in working capital and our current ratio was 2.5 to 1.

In early February 2008, when auctions for auction rate securities began to fail, our gross investment in marketable securities included $46.5 million of auction rate securities. Auction rate securities represent long-term variable rate bonds that generally carry maturities of ten years to thirty-five years from the date of issuance, and whose rates are tied to short-term interest rates that are reset through an auction process every seven to thirty-five days, and are classified as available for sale securities. From early February 2008 to June 30, 2009, $26.5 million of our  auction rate securities were redeemed by the issuers of the auction rate securities at par. In fiscal 2010, an additional $8.9 million were redeemed by the issuers of the auction rate securities at an average of 96.4% of par. The resulting $320,000 realized loss was recorded in the statement of operations for the fiscal year ended June 30, 2010. The $11.1 million of auction rate securities that we currently hold are partially offset by a valuation allowance of $1.3 million.

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

Our principal liquidity requirements are to service our debt and interest and meet our working capital and capital expenditure needs. As of June 30, 2010, we had $901.8 million of debt outstanding (of which $880.0 million was long-term), including approximately $510.6 million under our senior secured credit facility, $225.0 million of senior notes and $165.5 million under our senior subordinated unsecured credit facility, including paid-in-kind interest. Additionally, at June 30, 2010, we had $50.0 million of availability under the revolving portion of our senior secured credit facility.

The following is a summary of required principal repayments of our debt for the next five years and thereafter as of June 30, 2010:

Year ended June 30,	(In thousands)
2011	$21,817
2012	385
2013	—
2014	—
2015	879,645
Thereafter	—
Total	$901,847

As of June 30, 2010, we and our subsidiaries were in compliance with all of the covenants contained in our loan agreements. Certain loan covenants are based on Adjusted EBITDA. Adjusted EBITDA is defined as EBITDA (net income (loss) from continuing operations before interest expense, income taxes, depreciation and amortization), adjusted to add back certain non-cash, non-recurring and other items, as required by various covenants in our debt agreements.  Our use of the term Adjusted EBITDA may vary from others in our industry.  EBITDA and Adjusted EBITDA are not measures of operating income (loss), performance or liquidity under U.S. GAAP and are subject to important limitations.  A reconciliation of income (loss) from continuing operations, which is a U.S. GAAP measure of our operating results, to Adjusted EBITDA, as defined in our debt agreements, is as follows:

	Combined
	Predecessor and
	Successor Entities	Successor Entity
	Years Ended June 30,
	2008	2009	2010
	(In thousands)

Income (loss) from continuing operations	$(115,012)	$(76,688)	$(12,269)
Interest expense	74,933	83,823	83,948
Provision (benefit) for income taxes	(45,758)	(15,332)	820
Depreciation and amortization	96,694	84,426	82,696
EBITDA (unaudited)	10,857	76,229	155,195
Non-cash purchase accounting adjustments	66,510	2,749	700
Merger related expenses	41,621	4,283	2,858
Restructuring costs and related pro forma savings from such activities (a)	11,596	10,159	385
Share-based compensation (b)	3,337	1,955	2,076
Non-cash loss on liquidation of foreign subsidiary	—	3,112	7,696
Pro forma savings from management restructuring (c)	600	—	—
Impairment of goodwill and other intangibles	—	41,225	—
Gain from a bargain purchase of a business	—	—	(3,993)
Business acquisition expenses	—	—	921
Other defined items (d)	556	5,628	292
Adjusted EBITDA (unaudited)	$135,077	$145,340	$166,130

(a)              Primarily reflects costs associated with the reorganization of our U.K. operations and the pro forma savings related thereto.  Pro forma savings reflects the amount of costs that we estimate would have been eliminated during the fiscal year in which a restructuring occurred had the restructuring occurred as of the first day of that fiscal year.

(b)              Reflects non-cash share-based employee compensation.

(c)               Primarily reflects pro forma savings related to the retirement of the former chairman of the Company and modifications to executive compensation arrangements upon the consummation of the Going Private Transaction.

(d)              Reflects other adjustments required in calculating our debt covenant compliance.  These other defined items include non-cash inventory adjustments for a discontinued product and pro forma EBITDA for periods prior to the acquisition dates for companies acquired during our fiscal year.

Financial covenants in our senior secured credit facility include (i) a maximum leverage ratio of total debt (less up to $15.0 million of unrestricted cash) to Adjusted EBITDA, as defined in our senior secured credit facility, and (ii) maximum consolidated capital expenditures. The maximum leverage ratio permitted for the fiscal year ended June 30, 2010 was 6.80, whereas our actual leverage ratio was 5.34. Beginning with the quarters ended September 30, 2010 and 2011 the maximum leverage ratio permitted decreases to 5.90 and 5.20, respectively. The maximum consolidated capital expenditures permitted for each of the fiscal years 2008 through 2010 was $25.0 million. Our actual capital expenditures were $21.0 million, $18.7 million, and $14.3 million in fiscal 2010, 2009 and 2008, respectively. For fiscal 2011 and thereafter, the maximum annual consolidated capital expenditures permitted increases to $30.0 million. We believe we will continue to be in compliance with the leverage ratio and capital expenditure limitations for the fiscal year ending June 30, 2011. To the extent we have consolidated excess cash flows, as defined in the senior secured credit agreement, we must use specified portions of the excess cash flows to prepay senior secured debt.  The required payment in fiscal 2011 based on excess cash flows for fiscal 2010 amounted to $21.5 million.

Our senior secured credit facility, our senior subordinated unsecured credit facility and the indenture governing the senior notes contain restrictions on our activities, including but not limited to covenants that restrict us and our restricted subsidiaries, as defined in our senior subordinated unsecured credit facility, from:

•        incurring additional indebtedness and issuing disqualified stock or preferred stock;

•        making certain investments or other restricted payments;

•        paying dividends and making other distributions with respect to capital stock, or repurchasing, redeeming or retiring capital stock or subordinated debt;

•        selling or otherwise disposing of our assets;

•        under certain circumstances, issuing or selling equity interests;

•        creating liens on our assets;

•        consolidating or merging with, or acquiring in excess of specified annual limitations, another business, or selling or disposing of all or substantially all of our assets; and

•        entering into certain transactions with our affiliates.

If for any reason we fail to comply with the covenants in our senior secured credit facility, we would be in default under the terms of our agreements governing our outstanding debt. If such a default were to occur, the lenders under our senior secured credit facility could elect to declare all amounts outstanding under our senior secured credit facility immediately due and payable, and the lenders would not be obligated to continue to advance funds to us. In addition, if such a default were to occur, any amounts then outstanding under the senior subordinated unsecured credit facility or senior notes could become immediately due and payable. If the amounts outstanding under these debt agreements are accelerated, our assets may not be sufficient to repay in full the amounts owed to our debt holders.

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

Cash Flows

For fiscal 2010, our cash flow provided by continuing operations was $82.1 million. Our investing activities from continuing operations used cash of $31.1 million, primarily for payments for the purchase of businesses of $19.8 million, net of cash acquired, and for capital expenditures of $21.0 million. These investing activities were offset by $8.6 million received from the redemption of auction rate securities. Our financing activities used cash of $5.6 million to repay indebtedness.

For fiscal 2009, our cash flow provided by continuing operations was $54.5 million. Our investing activities from continuing operations used cash of $36.2 million, primarily for payments for the purchase of businesses of $18.9 million, net of cash acquired, and for capital expenditures of $18.7 million. Our financing activities used cash of $5.9 million, primarily to repay $5.6 million of indebtedness.

For fiscal 2008, our cash flow from continuing operations was $26.0 million. Our investing activities from continuing operations used cash of $1.2 billion, primarily for payments of $1.1 billion to predecessor shareholders and option holders, $14.3 million of capital expenditures, purchase of a business of $11.1 million, net of cash acquired, and the purchase of marketable securities of $10.5 million, net of sales. Our financing activities provided cash of $1.2 billion, primarily from borrowings under our credit facilities of $870.0 million on August 15, 2007 and proceeds from the issuance of common stock of $378.4 million, also on August 15, 2007.

Capital Expenditures

Capital expenditures were $21.0 million, $18.7 million and $14.3 million in fiscal 2010, fiscal 2009 and fiscal 2008, respectively.  Our capital expenditures primarily consist of equipment replacements.

Contractual Obligations

The following table summarizes our obligations and commitments to make future payments under debt and other obligations as of June 30, 2010:

Payments Due By Period (1)

	(In millions)
					Beyond
	Total	Year 1	Years 2 - 3	Years 4 - 5	5 Years

Senior secured credit facility	$510.6	$21.5	$—	$489.1	$—
Senior notes	225.0	—	—	225.0	—
Subordinated unsecured credit facility	165.5	—	—	165.5	—
Other long-term debt	0.7	0.3	0.4	—	—
Operating leases (2)	19.3	7.1	8.1	2.6	1.5
Employment agreements	7.5	4.2	3.1	0.2	—
Advisory fee (3)	8.0	3.0	4.2	0.8	—
Contingent consideration for acquired companies(4)	20.5	6.8	9.6	4.1	—
Total	$957.1	$42.9	$25.4	$887.3	$1.5

(1)          Amounts do not include interest payments.

(2)          We do not expect any future minimum sub-lease rentals associated with operating lease commitments shown in the above table.

(3)          The annual advisory fee is payable to our Sponsors throughout the term of an advisory agreement, which has an initial term expiring on December 31, 2013 and is automatically renewable for additional one year terms thereafter unless terminated. For purposes of this table we have assumed that such agreement terminates December 31, 2013. The annual fee is calculated as the greater of $2.1 million or 1.8% of Adjusted EBITDA (as defined in the agreement governing our senior secured credit facility) for the prior fiscal year.

(4)          Represents contingent consideration for business acquisitions based upon the achievement of certain financial targets for the following amounts: (i) $4.6 million on October 31, 2010 earned in connection with our acquisition of Gaisler and (ii) $1.0 million on October 31, 2010 earned in connection with our acquisition of Airflyte Electronics.  We may also be required to pay additional contingent consideration for business acquisitions up to the following amounts: (i) $6.0 million on October 31, 2011 in connection with our acquisition of Gaisler; (ii) an aggregate of $1.8 million over the next four years in connection with our acquisition of Hi-Rel Components.; and (iii) in connection with our acquisition of Radiation Assured Devices, 50% of adjusted EBITDA, as defined in the purchase agreement, generated by its business over the next five years.

In the normal course of business, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. None of these obligations are individually significant. We do not expect that these commitments, as of June 30, 2010, will have a material adverse affect on our liquidity.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have material current or future effect upon our results of operations or financial condition.

Seasonality

Historically our net sales and earnings increase sequentially from quarter to quarter within a fiscal year, but the first quarter is typically less than the previous year’s fourth quarter.

Accounting Policies Involving Significant Estimates

Our financial statements are prepared in conformity with U.S. GAAP. We consolidate our subsidiaries, all of which, except for Test Evolution Corporation, are wholly owned. All significant intercompany balances and transactions have been eliminated.

The consolidated financial statements presented as of June 30, 2010 and 2009, and for the fiscal years ended June 30, 2010 and 2009 and for the period from August 15, 2007 to June 30, 2008 represent the Company subsequent to its acquisition (the “Successor” or “Successor Entity”), whereas the consolidated financial statements as of August 14, 2007 and for periods prior to August 15, 2007 represent the Company prior to the Merger (the “Predecessor” or “Predecessor Entity”). The purchase method of accounting was applied effective August 15, 2007 in connection with the Merger. Therefore, our consolidated financial statements for periods before August 15, 2007 are presented on a different basis than those for the periods after August 14, 2007 and, as such, are not comparable.

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires that management of the Company make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the more significant estimates included in our consolidated financial statements are revenue and cost recognition under long-term contracts; the valuation of accounts receivable, inventories, investments and deferred tax assets; the depreciable lives of fixed assets and useful lives of amortizable intangible assets; recognizing and measuring goodwill or a gain from a bargain purchase of a business; the valuation of assets acquired and liabilities assumed in business combinations; the recoverability of long-lived amortizable intangible assets, tradenames and goodwill; share-based compensation; restructuring charges; asset retirement obligations; fair value measurement of financial assets and liabilities and certain accrued expenses and contingencies.

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

Marketable Securities

Marketable securities are classified as available-for-sale and are recorded at fair value with unrealized gains and losses reported as a separate component of stockholder’s equity. Realized gains and losses and declines in market value judged to be other than temporary, which amounted to a loss of $320,000 in the fiscal year ended June 30, 2010 are reflected in other income (expense). Interest income and dividends, if any, are also included in other income.

At June 30, 2010, our marketable securities consisted of $9.8 million of auction rate securities, which is net of a $1.3 million valuation allowance. Auction rate securities represent long-term (generally maturities of ten years to thirty-five years from the date of issuance) variable rate bonds tied to short-term interest rates that are reset through an auction process, which occurs every seven to thirty-five days, and are classified as available for sale securities. All but one (with the one security having a carrying value of $1.7 million and an A- rating) of our auction rate securities retain a triple-A rating by at least one nationally recognized statistical rating organization. In addition, certain of our auction rate securities are backed by student loans whose principal and interest are federally guaranteed by the Family Federal Education Loan Program. We have collected all interest payments on all of our auction rate securities when due and since early February 2008 (when auctions began to fail) through June 30, 2010, $35.4 million of auction rate securities were redeemed at an average 99.1% of par.

At June 30, 2010, the par value of our auction rate securities was $11.1 million; however we have estimated that the fair value of our auction rate securities as of that date was $9.8 million. Since many auctions are failing and given that there is currently no active secondary market for our investment in auction rate securities, the determination of fair value was based on the following factors:

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

Financial Instruments and Derivatives

Foreign currency contracts are used in certain circumstances to protect us from fluctuations in exchange rates. Such derivatives are not designated as hedges. Thus the change in fair value is included in income as it occurs, within other income (expense) in the consolidated statement of operations.

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

Service revenue is derived from extended warranty, customer support and training. Service revenue is deferred and recognized over the contractual term or as services are rendered and accepted by the customer. For example, revenue from customer support contracts is recognized ratably over the contractual term, while training revenue is recognized as the training is provided to the customer. In addition, the four revenue recognition criteria described above must be met before service revenue is recognized.

We use vendor-specific objective evidence of selling price, verifiable objective evidence of selling price, such as third party selling prices, or estimated selling price, in that order, to allocate non-software revenue to elements in multiple element arrangements. Revenue is recognized on only those elements that meet the four criteria described above.

At June 30, 2010, we have $30.7 million in Advance Payments by Customers and Deferred Revenue, which is comprised of $11.6 million of customer advance payments primarily for the purchase of materials, $8.7 million of deferred service and software support revenue, $4.1 million of deferred warranty revenue and $6.3 million of revenue deferred due to software arrangements for which there is no vendor specific objective evidence of fair value of the undelivered elements of the arrangements, contingent revenue, billings for which the related product has not been delivered or product delivered to a customer that has not been accepted or is incomplete. We generally sell non-software service and extended warranty contracts on a standalone basis. The amount of deferred revenue at June 30, 2010 derived from non-software multiple element arrangements was insignificant.

The adoption on July 1, 2009 of the guidance issued by the Financial Accounting Standards Board (“FASB”) in Accounting Standard Updates 2009-13, Revenue Recognition (Topic 605) — Multiple Deliverable Arrangements and 2009-14, Software (Topic 985) — Certain Revenue Arrangements did not have a material impact on our pattern or timing of revenue recognition and is not expected to have a material impact on revenues in future periods. We have one test equipment product line, which includes software that is more than incidental to the hardware component that, prior to July 1, 2009, was accounted for as a software product for revenue recognition purposes. Effective July 1, 2009, the new revenue recognition guidance provides that products such as these that contain software which is essential to overall product functionality are outside the scope of software revenue recognition guidance and are now accounted for under new rules pertaining to revenue arrangements with multiple deliverables. Although this change had an insignificant impact on revenue recognized for the year ended June 30, 2010, if this product were delivered in numerous multiple element arrangements in the future, certain revenue recognition could be accelerated. We do not believe that this will result in a material impact on our revenues.

Acquisition Accounting

We use the acquisition method to account for business combinations, whereby the total purchase price of an acquisition is allocated to the tangible and intangible assets acquired and liabilities assumed, including contingent consideration, based upon their respective fair values at the date of acquisition.  The purchase price in excess of the fair value of the net assets and liabilities, if any, is recorded as goodwill.  The allocation of the purchase price is dependent upon certain valuations and other studies, which contain estimates and assumptions.  Effective with acquisitions consummated after June 30, 2009, costs related to our acquisitions are expensed as incurred.

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

We assess goodwill and indefinite-lived intangibles at least annually for impairment in the fourth quarter of our fiscal year, or more frequently if certain events or circumstances indicate an impairment may have occurred. We test goodwill for impairment at the reporting unit level, which is one level below our operating segments. We identify our reporting units by assessing whether the components of our operating segments constitute businesses for which discrete financial information is available that senior management regularly reviews to assess operating results. For purposes of evaluating goodwill for impairment, we have four reporting units containing approximately 87% of our goodwill balance of $446 million. These reporting units are Aeroflex Plainview ($119 million), Aeroflex Colorado Springs ($98 million), RFMW group ($57 million) and Aeroflex Wichita ($115 million). Impairment testing is performed in two steps: (i) we determine if there is an impairment by comparing the fair value of a reporting unit with its carrying value, and (ii) if there is an impairment, we measure the amount of impairment loss by comparing the implied fair value of the reporting unit’s goodwill (the excess of the fair value of the reporting unit over the fair value of its net identifiable assets) with the carrying amount of that goodwill.  Based on the Company’s annual impairment testing during the fourth quarter of fiscal 2010, all but one of the Company’s reporting units had significant safety margins, representing the excess of the estimated fair value of each reporting unit over its respective carrying value (including goodwill allocated to each respective reporting unit).  In order to evaluate the sensitivity of the estimated fair value calculations of the Company’s reporting units on the annual impairment calculation for goodwill, the Company applied a hypothetical 20% decrease to the estimated fair values of each reporting unit.  The hypothetical decrease of 20% would have no impact on the goodwill impairment analysis for any of the Company’s reporting units with the exception of the RFMW reporting unit.  For the RFMW reporting unit, which had a goodwill carrying value of $57 million at June 30, 2010 and an enterprise carrying value of approximately $135 million, a 7% reduction in its estimated fair value would result in a goodwill impairment test step one failure.  A step one failure would require the Company to perform the second step of the goodwill impairment test to measure the amount of implied fair value of goodwill and, if required, the recognition of a goodwill impairment loss.

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

The key estimates and factors used in the income approach include, but are not limited to, revenue growth rates and profit margins based on internal forecasts, terminal value and the weighted-average cost of capital used to discount future cash flows. The compound annual growth rate of sales for the first 6 years of our projections for reporting units as of June 30, 2010 ranged between 5% and 10% in fiscal 2010 as compared with 4% and 14% in fiscal 2009. For reporting units as of June 30, 2010, the terminal growth rates were projected at 5% after between 7 to 9 years in fiscal 2010 as compared with 5% after between 7 to 10 years in fiscal 2009, which reflects our estimate of long-term market and gross domestic product growth. The weighted-average cost of capital used to discount future cash flows for reporting units as of June 30, 2010 ranged from 13% to 17% in fiscal 2010 as compared with 14% to 17% in fiscal 2009. Future changes in these estimates and assumptions could materially affect the results of our reviews for impairment of goodwill. Changes in the valuation assumptions from those used in the prior year primarily reflect the impact of the current economic environment on the reporting units and their projected future results of operations.

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

Research and Development Costs

We charge all research and development costs to expense as incurred, except those of our software products for which costs incurred between the date of product technological feasibility and the date that the software is available for general release are capitalized. We use a working model of the software or a detailed program design to assess technological feasibility. We capitalized software development costs of $0, $209,000, $1.2 million and $0, for the fiscal years ended June 30, 2010 and 2009, and the periods from August 15, 2007 to June 30, 2008 and July 1, 2007 to August 14, 2007, respectively. Capitalized software development costs are amortized to cost of sales based on the higher of a) the percentage of revenue for units delivered to total anticipated revenue for the related product, or b) on a straight-line basis. Capitalized software development costs of $0 and $328,000 were included in other assets at June 30, 2010 and 2009, respectively.

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

Share-Based Compensation

The fair value of share-based payments is recognized as an expense in the consolidated statements of operations over the related vesting periods. Share-based compensation expense is based on the fair value of the portion of share-based payment awards that is ultimately expected to vest and has therefore been reduced for estimated forfeitures at the time of the grant, with subsequent revisions for the differences between actual and the estimated forfeiture rates.

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

Gains and losses resulting from the translation of financial statements of foreign subsidiaries are accumulated in other comprehensive income (loss) and presented as part of stockholder’s equity. Realized and unrealized foreign currency exchange gains (losses) from the settlement of foreign currency transactions are reflected in other income (expense) and amounted to $(905,000), $9.0 million, $2.3 million and $193,000 for the fiscal years ended June 30, 2010 and 2009, and the periods from August 15, 2007 to June 30, 2008 and July 1, 2007 to August 14, 2007, respectively.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.     We are subject to interest rate risk in connection with borrowings under our senior secured credit facility. Although we currently have interest rate swap agreements hedging portions of this debt, these will expire before the borrowings are fully repaid. As of June 30, 2010, we had $510.6 million outstanding under the term-loan portion of our senior secured credit facility, the un-hedged portion of which is subject to variable interest rates. Each change of 1% in interest rates would result in a $2.6 million change in our annual interest expense on the un-hedged portion of the term-loan borrowings and a $507,000 change in our annual interest expense on the revolving loan borrowings, assuming the entire $50.0 million was outstanding. Any debt we incur in the future may also bear interest at floating rates.

Foreign Currency Risk.     Foreign currency contracts are used to protect us from exchange rate fluctuation from the time customers are invoiced in local currency until such currency is exchanged for U.S. dollars. We periodically enter into foreign currency contracts, which are not designated as hedges, and the change in the fair value is included in income currently within other income (expense). As of June 30, 2010, we had $41.7 million of notional value foreign currency forward contracts maturing through July 30, 2010. Notional amounts do not quantify risk or represent our assets or liabilities, but are used in the calculation of cash settlements under the contracts. The fair value of these contracts at June 30, 2010 was a liability of $293,000. If foreign currency exchange rates (primarily the British pound and the Euro) change by 10% from the levels at June 30, 2010, the effect on our comprehensive income would be approximately $22.5 million.

Inflation Risk.     Inflation has not had a material impact on our results of operations or financial condition during the preceding three years.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AEROFLEX INCORPORATED

AND SUBSIDIARIES

FINANCIAL STATEMENTS

INDEX	PAGE

CONSOLIDATED FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm	74

Consolidated financial statements:

Balance sheets – June 30, 2010 (Successor) and 2009 (Successor)	75

Statements of operations – Fiscal Year Ended June 30, 2010 (Successor) Fiscal Year Ended June 30, 2009 (Successor) Periods from August 15, 2007 to June 30, 2008 (Successor) and July 1, 2007 to August 14, 2007 (Predecessor)	76

Statements of stockholder’s equity and comprehensive income (loss) – Fiscal Year Ended June 30, 2010 (Successor) Fiscal Year Ended June 30, 2009 (Successor) Periods from August 15, 2007 to June 30, 2008 (Successor) and July 1, 2007 to August 14, 2007 (Predecessor)	77

Statements of cash flows – Fiscal Year Ended June 30, 2010 (Successor) Fiscal Year Ended June 30, 2009 (Successor) Periods from August 15, 2007 to June 30, 2008 (Successor) and July 1, 2007 to August 14, 2007 (Predecessor)	78

Notes to the consolidated financial statements	79 – 128

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

Aeroflex Incorporated and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Aeroflex Incorporated and subsidiaries (the Company) as of June 30, 2010 and 2009, and the related consolidated statements of operations, stockholder’s equity and comprehensive income (loss), and cash flows for the years ended June 30, 2010 and June 30, 2009 and for the periods from August 15, 2007 to June 30, 2008 and July 1, 2007 to August 14, 2007 (Predecessor Entity). In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aeroflex Incorporated and subsidiaries as of June 30, 2010 and 2009, and the results of their operations and their cash flows for the years ended June 30, 2010 and June 30, 2009 and for the periods from August 15, 2007 to June 30, 2008 and July 1, 2007 to August 14, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the accompanying consolidated financial statements, the Company has changed its method of accounting for business combinations effective for those business combinations consummated on or after July 1, 2009 due to the adoption of ASC 805 (formerly SFAS 141R), Business Combinations.

As discussed in note 3 to the accompanying consolidated financial statements, effective August 15, 2007, Aeroflex Holding Corp. acquired all of the outstanding stock of Aeroflex Incorporated in a business combination accounted for as a purchase.  As a result of the acquisition, the consolidated financial information for the periods after the acquisition is presented on a different cost basis than that for the periods before the acquisition and, therefore, is not comparable.

/s/ KPMG LLP

Melville, New York
September 1, 2010

Aeroflex Incorporated and Subsidiaries
Consolidated Balance Sheets

(In thousands, except share and per share data )

	(Successor Entity)
	June 30,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$100,663	$57,748
Accounts receivable, less allowance for doubtful accounts of $1,821 and $2,250	141,595	130,429
Inventories	126,568	135,603
Deferred income taxes	28,018	35,164
Prepaid expenses and other current assets	10,983	9,938
Total current assets	407,827	368,882

Property, plant and equipment, net	101,662	100,907
Non-current marketable securities, net	9,769	17,677
Deferred financing costs, net	20,983	25,754
Other assets	21,818	15,425
Intangible assets with definite lives, net	238,313	292,553
Intangible assets with indefinite lives	109,894	112,266
Goodwill	445,874	428,133

Total assets	$1,356,140	$1,361,597

Liabilities and Stockholder’s Equity
Current liabilities:
Current portion of long-term debt	$21,817	$5,590
Accounts payable	28,803	36,574
Advance payments by customers and deferred revenue	30,741	33,418
Income taxes payable	4,615	5,080
Accrued payroll expenses	23,082	18,876
Accrued expenses and other current liabilities	58,817	47,938
Total current liabilities	167,875	147,476

Long-term debt	880,030	883,758
Deferred income taxes	138,849	143,048
Defined benefit plan obligations	5,763	6,079
Other long-term liabilities	12,639	21,476
Total liabilities	1,205,156	1,201,837

Stockholder’s equity:
Common stock, par value $.10 per share; authorized 1,000 shares; issued and outstanding 1,000 shares	—	—
Additional paid-in capital	398,941	396,573
Accumulated other comprehensive income (loss)	(53,575)	(54,700)
Accumulated deficit	(194,382)	(182,113)
Total stockholder’s equity	150,984	159,760

Total liabilities and stockholder’s equity	$1,356,140	$1,361,597

See notes to consolidated financial statements.

Aeroflex Incorporated and Subsidiaries

Consolidated Statements of Operations

(In thousands)

	(Successor Entity)			(Predecessor Entity)
	Years Ended June 30,		Period	Period
			August 15, 2007	July 1, 2007
			to	to
	2010	2009	June 30, 2008	August 14, 2007

Net sales	$655,048	$599,336	$604,991	$38,221
Cost of sales	312,219	314,231	352,953	22,861
Gross profit	342,829	285,105	252,038	15,360

Selling, general and administrative costs	129,106	128,356	121,086	19,031
Research and development costs	76,138	70,106	69,898	12,178
Amortization of acquired intangibles	61,915	62,962	73,076	1,692
Acquired in-process research and development costs	—	1,665	24,975	—
Going Private Transaction expenses	—	—	32,493	3,717
Impairment of goodwill and other intangibles	—	41,225	—	—
Loss on liquidation of foreign subsidiary (Note 12)	7,696	—	—	—
	274,855	304,314	321,528	36,618
Operating income (loss)	67,974	(19,209)	(69,490)	(21,258)

Other income (expense):
Interest expense	(83,948)	(83,823)	(74,658)	(275)
Gain from a bargain purchase of a business	3,993	—	—	—
Other income (expense), net	532	11,012	4,617	294
Total other income (expense)	(79,423)	(72,811)	(70,041)	19

Loss before income taxes	(11,449)	(92,020)	(139,531)	(21,239)
Provision (benefit) for income taxes	820	(15,332)	(38,927)	(6,831)
Income (loss) from continuing operations	(12,269)	(76,688)	(100,604)	(14,408)

Income (loss) from discontinued operations, net of taxes	—	—	(4,821)	(2,508)

Net loss	$(12,269)	$(76,688)	$(105,425)	$(16,916)

See notes to consolidated financial statements.

Aeroflex Incorporated and Subsidiaries

Consolidated Statements of Stockholder’s Equity

and Comprehensive Income (Loss)

(In thousands)

					Accumulated
				Additional	Other	Retained
		Common Stock		Paid-in	Comprehensive	Earnings	Comprehensive
	Total	Shares	Par Value	Capital	Income(Loss)	(Deficit)	Income (Loss)
Predecessor Entity:
Balance, June 30, 2007	$510,697	75,194	$7,519	$388,801	$27,646	$86,731
Stock issued upon exercise of stock options, including tax benefit	13,124	51	5	13,119	—	—
Share-based compensation	214	—	—	214	—	—
Other comprehensive income (loss)	(497)	—	—	—	(497)	—	$(497)
Net income (loss) - July 1, 2007 to August 14, 2007	(16,916)	—	—	—	—	(16,916)	(16,916)

Adjustments for the effects of the Merger	(506,622)	(75,245)	(7,524)	(402,134)	(27,149)	(69,815)
	—	—	—	—	—	—	$(17,413)
Successor Entity:
Proceeds from issuance of common stock	378,350	1	—	378,350	—	—
Share-based compensation	3,123	—	—	3,123	—	—
Accretion of interest on equity classified award	193	—	—	193	—	—
Other comprehensive income	407	—	—	—	407	—	$407
Net income (loss) - August 15, 2007 to June 30, 2008	(105,425)	—	—	—	—	(105,425)	(105,425)
Balance, June 30, 2008	276,648	1	—	381,666	407	(105,425)	$(105,018)

Share-based compensation	1,955	—	—	1,955	—	—
Accretion of interest on equity classified award	252	—	—	252	—	—
Capital contribution of 71% ownership interest in VI Technology	12,700	—	—	12,700	—	—
Other comprehensive income (loss)	(55,107)	—	—	—	(55,107)	—	$(55,107)

Net income (loss)	(76,688)	—	—	—	—	(76,688)	(76,688)
Balance, June 30, 2009	159,760	1	—	396,573	(54,700)	(182,113)	$(131,795)
Share-based compensation	2,076	—	—	2,076	—	—
Accretion of interest on equity classified award	292	—	—	292	—	—
Other comprehensive income (loss)	1,125	—	—	—	1,125	—	$1,125
Net income (loss)	(12,269)	—	—	—	—	(12,269)	(12,269)
Balance, June 30, 2010	$150,984	1	$—	$398,941	$(53,575)	$(194,382)	$(11,144)

See notes to consolidated financial statements.

Aeroflex Incorporated and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	(Successor Entity)			(Predecessor Entity)
	Years Ended June 30,		Period	Period
			August 15, 2007	July 1, 2007
			through	through
	2010	2009	June 30, 2008	August 14, 2007

Cash flows from operating activities:
Net income (loss)	$(12,269)	$(76,688)	$(105,425)	$(16,916)
Loss from discontinued operations, net of taxes	—	—	4,821	2,508
Income (loss) from continuing operations	(12,269)	(76,688)	(100,604)	(14,408)
Adjustments to reconcile net income (loss)to net cash provided by (used in) operating activities:
Depreciation and amortization	82,696	84,426	93,032	3,662
Gain from a bargain purchase of a business	(3,993)	—	—	—
Acquired in-process research and development costs	—	1,665	24,975	—
Acquisition related adjustment to cost of sales	575	668	38,968	—
Acquisition related adjustment to sales	125	416	2,510	—
Impairment of goodwill and other intangibles	—	41,225	—	—
Loss on liquidation of foreign subsidiary	7,696	—	—	—
Deferred income taxes	(4,607)	(19,596)	(40,830)	5,284
Share-based compensation	2,076	1,955	3,123	214
Non - cash restructuring charges	—	—	485	—
Amortization of deferred financing costs	4,771	4,771	3,514	217
Paid in kind interest	18,089	16,111	11,340	—
Excess tax benefits from share-based compensation arrangements	—	—	—	(12,542)
Other, net	670	1,161	1,422	(24)
Change in operating assets and liabilities, net of effects from purchases of businesses:
Decrease (increase) in accounts receivable	(11,898)	10,054	(56,051)	47,889
Decrease (increase) in inventories	8,432	(5,329)	13,509	(12,885)
Decrease (increase) in prepaid expenses and other assets	(4,927)	4,499	23,677	(26,899)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(5,385)	(10,881)	(4,874)	21,246

Net cash provided by (used in) continuing operations	82,051	54,457	14,196	11,754
Net cash provided by (used in) discontinued operations	—	—	(5,286)	(461)
Net cash provided by (used in) operating activities	82,051	54,457	8,910	11,293

Cash flows from investing activities:
Acquisition of Predecessor Entity, net of cash acquired	—	—	(1,118,293)	—
Payments for purchase of businesses, net of cash acquired	(19,813)	(18,935)	(11,145)	—
Capital expenditures	(21,015)	(18,717)	(13,179)	(1,088)
Purchase of marketable securities	—	—	(631,805)	(53,828)
Proceeds from sale of marketable securities	8,580	—	611,853	63,328
Proceeds from the sale of property, plant and equipment	1,485	1,439	229	—
Other, net	(385)	—	—	—

Net cash provided by (used in) investing activities by continuing operations	(31,148)	(36,213)	(1,162,340)	8,412
Net cash provided by (used in) discontinued operations	—	—	(36)	(6)
Net cash provided by (used in) investing activities	(31,148)	(36,213)	(1,162,376)	8,406

Cash flows from financing activities:
Proceeds from issuance of common stock	—	—	378,350	—
Borrowings under debt agreements	—	—	870,000	—
Debt repayments	(5,590)	(5,574)	(6,083)	(29)
Debt financing costs	—	(340)	(33,222)	(477)
Excess tax benefits from share-based compensation arrangements	—	—	—	12,542
Proceeds from the exercise of stock options and warrants	—	—	—	583
Amounts paid for withholding taxes on stock option exercises	—	—	(14,142)	(56)
Withholding taxes collected for stock option exercises	—	—	14,142	56
Net cash provided by (used in) financing activities	(5,590)	(5,914)	1,209,045	12,619
Effect of exchange rate changes on cash and cash equivalents	(2,398)	(8,731)	(1,430)	178

Net increase in cash and cash equivalents	42,915	3,599	54,149	32,496
Cash and cash equivalents at beginning of period	57,748	54,149	—	13,000
Cash and cash equivalents at end of period	$100,663	$57,748	$54,149	$45,496

See notes to consolidated financial statements.

AEROFLEX INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                 Summary of Significant Accounting Principles and Policies

The Company and its Sale

Aeroflex Incorporated and its subsidiaries (“we”, “our”, “the “Company”, or “us”) design, engineer and manufacture microelectronic products and test and measurement equipment that are sold primarily to the space, avionics, defense, commercial wireless communications, and medical markets. Our fiscal year ends on June 30.

On August 15, 2007, the Company was acquired by affiliates of or funds managed by The Veritas Capital Fund Ill, L.P. (“Veritas”), Golden Gate Private Equity, Inc. (“Golden Gate Capital”) and GS Direct, L.L.C. (“GS Direct”) and certain members of management (“the Merger”) (see Note 3).

Presentation and Use of Estimates

Our financial statements are prepared in conformity with U.S. GAAP. We consolidate our subsidiaries, all of which, except for Test Evolution Corporation, are wholly owned. All significant intercompany balances and transactions have been eliminated.

The consolidated financial statements presented as of June 30, 2010 and 2009, and for the fiscal years ended June 30, 2010 and 2009 and for the period from August 15, 2007 to June 30, 2008 represent the Company subsequent to its acquisition (the “Successor” or “Successor Entity”), whereas the consolidated financial statements for periods prior to August 15, 2007 represent the Company prior to the Merger (the “Predecessor” or “Predecessor Entity”). The purchase method of accounting was applied effective August 15, 2007 in connection with the Merger. Therefore, our consolidated financial statements for periods before August 15, 2007 are presented on a different basis than those for the periods after August 14, 2007 and, as such, are not comparable.

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires that management of the Company make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the more significant estimates included in our consolidated financial statements are revenue and cost recognition under long-term contracts; the valuation of accounts receivable, inventories, investments and deferred tax assets; the depreciable lives of fixed assets and useful lives of amortizable intangible assets; recognizing and measuring goodwill or a gain from a bargain purchase of a business; the valuation of assets acquired and liabilities assumed in business combinations; the recoverability of long-lived amortizable intangible assets, tradenames and goodwill; share-based compensation; restructuring charges; asset retirement obligations; fair value measurement of financial assets and liabilities and certain accrued expenses and contingencies.

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

Marketable Securities

Marketable securities are classified as available-for-sale and are recorded at fair value with unrealized gains and losses reported as a separate component of stockholder’s equity. Realized gains and losses and declines in market value judged to be other than temporary, which amounted to a loss of $320,000 in the fiscal year ended June 30, 2010 are reflected in other income (expense). Interest income and dividends, if any, are also included in other income.

At June 30, 2010, our marketable securities consisted of $9.8 million of auction rate securities, which is net of a $1.3 million valuation allowance. Auction rate securities represent long-term (generally maturities of ten years to thirty-five years from the date of issuance) variable rate bonds tied to short-term interest rates that are reset through an auction process, which occurs every seven to thirty-five days, and are classified as available for sale securities. All but one (with the one security having a carrying value of $1.7 million and an A- rating) of our auction rate securities retain a triple-A rating by at least one nationally recognized statistical rating organization. In addition, certain of our auction rate securities are backed by student loans whose principal and interest are federally guaranteed by the Family Federal Education Loan Program. We have collected all interest payments on all of our auction rate securities when due and since early February 2008 (when auctions began to fail) through June 30, 2010, $35.4 million of auction rate securities were redeemed at an average 99.1% of par.

At June 30, 2010, the par value of our auction rate securities was $11.1 million; however we have estimated that the fair value of our auction rate securities as of that date was $9.8 million. Since many auctions are failing and given that there is currently no active secondary market for our investment in auction rate securities, the determination of fair value was based on the following factors:

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

Financial Instruments and Derivatives

Foreign currency contracts are used in certain circumstances to protect us from fluctuations in exchange rates. Such derivatives are not designated as hedges. Thus the change in fair value is included in income as it occurs, within other income (expense) in the consolidated statement of operations.

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

Service revenue is derived from extended warranty, customer support and training. Service revenue is deferred and recognized over the contractual term or as services are rendered and accepted by the customer. For example, revenue from customer support contracts is recognized ratably over the contractual term, while training revenue is recognized as the training is provided to the customer. In addition, the four revenue recognition criteria described above must be met before service revenue is recognized.

We use vendor-specific objective evidence of selling price, verifiable objective evidence of selling price, such as third party selling prices, or estimated selling price, in that order, to allocate non-software revenue to elements in multiple element arrangements. Revenue is recognized on only those elements that meet the four criteria described above.

At June 30, 2010, we had $30.7 million in Advance Payments by Customers and Deferred Revenue, which was comprised of $11.6 million of customer advance payments primarily for the purchase of materials, $8.7 million of deferred service and software support revenue, $4.1 million of deferred warranty revenue and $6.3 million of revenue deferred due to software arrangements for which there is no vendor specific objective evidence of fair value of the undelivered elements of the arrangements, contingent revenue, billings for which the related product has not been delivered or product delivered to a customer that has not been accepted or is incomplete. We generally sell non-software service and extended warranty contracts on a standalone basis. The amount of deferred revenue at June 30, 2010 derived from non-software multiple element arrangements was insignificant.

The adoption on July 1, 2009 of the guidance issued by the Financial Accounting Standards Board (“FASB”) in Accounting Standard Updates 2009-13, Revenue Recognition (Topic 605) — Multiple Deliverable Arrangements and 2009-14, Software (Topic 985) — Certain Revenue Arrangements did not have a material impact on our pattern or timing of revenue recognition and is not expected to have a material impact on revenues in future periods. We have one test equipment product line, which includes software that is more than incidental to the hardware component that, prior to July 1, 2009, was accounted for as a software product for revenue recognition purposes. Effective July 1, 2009, the new revenue recognition guidance provides that products such as these that contain software which is essential to overall product functionality are outside the scope of software revenue recognition guidance and are now accounted for under new rules pertaining to revenue arrangements with multiple deliverables. Although this change had an insignificant impact on revenue recognized for the year ended June 30, 2010, if this product were delivered in numerous multiple element arrangements in the future, certain revenue recognition could be accelerated. We do not believe that this will result in a material impact on our revenues.

Acquisition Accounting

We use the acquisition method to account for business combinations, whereby the total purchase price of an acquisition is allocated to the tangible and intangible assets acquired and liabilities assumed, including contingent consideration, based upon their respective fair values at the date of acquisition.  The purchase price in excess of the fair value of the net assets and liabilities, if any, is recorded as goodwill.  The allocation of the purchase price is dependent upon certain valuations and other studies, which contain estimates and assumptions.  Effective with acquisitions consummated after June 30, 2009, costs related to our acquisitions are expensed as incurred.

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

We assess goodwill and indefinite-lived intangibles at least annually for impairment in the fourth quarter of our fiscal year, or more frequently if certain events or circumstances indicate an impairment may have occurred. We test goodwill for impairment at the reporting unit level, which is one level below our operating segments. We identify our reporting units by assessing whether the components of our operating segments constitute businesses for which discrete financial information is available that senior management regularly reviews to assess operating results. For purposes of evaluating goodwill for impairment, we have four reporting units containing approximately 87% of our goodwill balance of $446 million. These reporting units are Aeroflex Plainview ($119 million), Aeroflex Colorado Springs ($98 million), RFMW group ($57 million) and Aeroflex Wichita ($115 million). Impairment testing is performed in two steps: (i) we determine if there is an impairment by comparing the fair value of a reporting unit with its carrying value, and (ii) if there is an impairment, we measure the amount of impairment loss by comparing the implied fair value of the reporting unit’s goodwill (the excess of the fair value of the reporting unit over the fair value of its net identifiable assets) with the carrying amount of that goodwill.

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

The key estimates and factors used in the income approach include, but are not limited to, revenue growth rates and profit margins based on internal forecasts, terminal value and the weighted-average cost of capital used to discount future cash flows. The compound annual growth rate of sales for the first 6 years of our projections for reporting units as of June 30, 2010 ranged between 5% and 10% in fiscal 2010 as compared with 4% and 14% in fiscal 2009. For reporting units as of June 30, 2010, the terminal growth rates were projected at 5% after between 7 to 9 years in fiscal 2010 as compared with 5% after between 7 to 10 years in fiscal 2009, which reflects our estimate of long-term market and gross domestic product growth. The weighted-average cost of capital used to discount future cash flows for reporting units as of June 30, 2010 ranged from 13% to 17% in fiscal 2010 as compared with 14% to 17% in fiscal 2009. Future changes in these estimates and assumptions could materially affect the results of our reviews for impairment of goodwill. Changes in the valuation assumptions from those used in the prior year primarily reflect the impact of the current economic environment on the reporting units and their projected future results of operations.

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

Research and Development Costs

We charge all research and development costs to expense as incurred, except those of our software products for which costs incurred between the date of product technological feasibility and the date that the software is available for general release are capitalized. We use a working model of the software or a detailed program design to assess technological feasibility. We capitalized software development costs of $0, $209,000, $1.2 million and $0, for the fiscal years ended June 30, 2010 and 2009, and the periods from

August 15, 2007 to June 30, 2008 and July 1, 2007 to August 14, 2007, respectively. Capitalized software development costs are amortized to cost of sales based on the higher of a) the percentage of revenue for units delivered to total anticipated revenue for the related product, or b) on a straight-line basis. Capitalized software development costs of $0 and $328,000 were included in other assets at June 30, 2010 and 2009, respectively.

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

Share-Based Compensation

The fair value of share-based payments is recognized as an expense in the consolidated statements of operations over the related vesting periods. Share-based compensation expense is based on the fair value of the portion of share-based payment awards that is ultimately expected to vest and has therefore been reduced for estimated forfeitures at the time of the grant, with subsequent revisions for the differences between actual and the estimated forfeiture rates.

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

Gains and losses resulting from the translation of financial statements of foreign subsidiaries are accumulated in other comprehensive income (loss) and presented as part of stockholder’s equity. Realized and unrealized foreign currency exchange gains (losses) from the settlement of foreign currency transactions are reflected in other income (expense) and amounted to $(905,000), $9.0 million, $2.3 million and $193,000 for the fiscal years ended June 30, 2010 and 2009, and the periods from August 15, 2007 to June 30, 2008 and July 1, 2007 to August 14, 2007, respectively.

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

Recently Adopted Accounting Pronouncements

On July 1, 2009, we adopted the authoritative guidance issued by the FASB for fair value measurement for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of this new guidance did not have a material impact on our consolidated financial statements.

On July 1, 2009, we adopted the authoritative guidance issued by the FASB on business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized and measured as a result of business combinations. It also requires the fair value of contingent consideration to be recorded at the acquisition date, the capitalization of in-process research and development at fair value and the expensing of acquisition-related costs as incurred. This new guidance was applied to business combinations consummated by us after June 30, 2009 (see Note 4).

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

In September 2009, we adopted the authoritative guidance issued by the FASB which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with U.S. GAAP. This guidance explicitly recognizes the rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants. We have updated references to U.S. GAAP in our consolidated financial statements issued for the fiscal year ended June 30, 2010. The adoption of this new guidance did not have an impact on our consolidated financial statements.

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

In February 2010, the FASB amended its authoritative guidance related to subsequent events to alleviate potential conflicts with current SEC guidance. Effective upon issuance, these amendments removed the requirement that an SEC filer disclose the date through which it has evaluated subsequent events. The adoption of this new guidance did not have a material impact on our consolidated financial statements.

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

2.     Discontinued Operations

As a result of continued operating losses, in June 2007 our then Board of Directors approved a formal plan to divest our radar business, or Radar, and to seek a strategic buyer. This business had previously been included in the Test Solutions segment. As a result of this decision, the operating results of Radar, net of taxes, had been classified in the consolidated statements of operations as discontinued operations for all periods presented and we recorded a $1.6 million ($1.0 million, net of tax) impairment charge in June 2007 based upon appraisals of the business performed by third parties, which resulted in the write-off of $771,000 of goodwill and $322,000 of equipment, with the balance reducing inventory. We recorded further losses on disposal of $3.7 million ($2.4 million, net of tax) in the predecessor period July 1, 2007 to August 14, 2007, to reflect the net assets of Radar at their net realizable value based on the May 15, 2008 sale of the business for $750,000. The sale agreement provided for additional contingent consideration, which was not included in the calculation of the loss on disposal as realization was not probable.

Net sales and income (loss) from discontinued operations, which were solely related to Radar, were as follows:

	August 15, 2007 to	July 1, 2007 to
	June 30, 2008	August 14, 2007
	Successor	Predecessor
	(In thousands)

Net sales	$893	$120

Income (loss) from discontinued operations before income taxes	$(5,928)	$(3,861)
Income tax (benefit)	(1,107)	(1,353)
Income (loss) from discontinued operations	$(4,821)	$(2,508)

3.     Going Private Transaction

On August 15, 2007, the Company was acquired by and merged with AX Acquisition Corp., a wholly owned subsidiary of Aeroflex Holding Corp. (formerly known as AX Holding Corp.). Upon consummation of the Merger, the Company became a wholly-owned subsidiary of Parent and each share of common stock of the Company then outstanding was converted into a right to receive $14.50 in cash. Therefore, on August 15, 2007 each holder of shares of our common stock no longer had any rights with respect to the shares, except for the right to receive the merger consideration. The merger agreement also provided that all of our stock options were cancelled and converted into the right to receive a cash payment equal to the number of shares of our common stock underlying the options multiplied by the amount, if any, by which $14.50 exceeded the exercise price of the option, without interest and less any applicable withholding taxes. The aggregate merger consideration paid to our shareholders and stock option holders was approximately $1.1 billion.

The Merger was funded by a $378.4 million equity investment in Parent by Veritas, Golden Gate Capital and GS Direct (collectively, the “Sponsors”) and certain members of our management. In addition, primarily in order to finance the Merger, on August 15, 2007 the Company entered into a $575 million senior secured credit facility, which consisted of $525 million of term loans and a $50 million revolving credit facility, and two exchangeable senior unsecured credit facilities totaling $345 million (see Note 11).

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

At the closing of the Merger, we entered into an advisory agreement with designated affiliates of the Sponsors under which they provide certain advisory services to us. We are paying an annual advisory fee in the aggregate amount of the greater of $2.1 million, or 1.8% of adjusted EBITDA for the prior fiscal year, as defined in the agreement, multiplied by the Sponsors ownership percentage, and transaction fees on all future financings and liquidity events. The advisory agreement has an initial term expiring on December 31, 2013 and will be automatically renewable for additional one year terms thereafter unless we or the Sponsors give notice of non-renewal. The annual advisory fees paid amounted to $2.5 million, $2.3 million and $2.1 million during the years ended June 30, 2010 and 2009, and the period from August 15, 2007 to June 30, 2008, respectively.

In connection with the Merger and a previous failed merger attempt by investment entities affiliated with General Atlantic LLC and Francisco Partners II, L.P. (“GA” and “Francisco”) for the periods from August 15, 2007 to June 30, 2008 and July 1, 2007 to August 14, 2007, we incurred company sale transaction and related expenses that we expensed as incurred of $32.5 million and $3.7 million, respectively, consisting primarily of merger-related severance and other change of control related payments, a lawsuit settlement charge paid to GA and Francisco relating to a merger termination fee and legal and other professional fees (“Going Private Transaction expenses”).

The Merger constituted a change in control of the Company. In transitioning from the Predecessor Entity to the Successor Entity, we eliminated all of the equity of the Predecessor Entity and recorded the $378.4 million equity investment in the Successor Entity upon consummation of the Merger on August 15, 2007. We then recorded our assets and liabilities at fair value as of the date of the Merger, whereby the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Independent third-party appraisers were engaged to assist management and perform valuations of certain of the tangible and intangible assets acquired.

We reviewed each item in each reporting unit’s balance sheet and concluded that the following assets’ and liabilities’ recorded values as of the date of the Merger were different from their fair value and we therefore adjusted their book values to their fair values using the following methodologies and assumptions:

Inventories—We determined that the recorded value of the raw materials at cost approximated replacement cost. We increased the values of work-in-process and finished goods inventories to fair value, which eliminated the inherent profit on the manufacturing effort accomplished through the date of the Merger. The fair value was estimated based on anticipated selling prices less the sum of costs to complete, where applicable, disposal costs, and a reasonable profit on the completion costs, if any, and selling efforts. The cost to complete was based on management estimates. Disposal costs and applicable profit margins were based on the historical amounts for similar finished goods.

Property, Plant and Equipment—We assessed the validity of the appraisals of our real and personal property by comparing the estimated fair values of the real and personal property to sales of comparable property or the offered prices for similar assets listed for sale.

Deferred Revenue—We determined the fair value of deferred revenue by reducing the deferred revenue balances to the sum of the direct and incremental costs of fulfilling the related obligations plus a normal profit margin thereon.

Intangible Assets—Intangible assets including developed technology, in-process research and development, backlog, customer relationships, non-compete agreements and tradenames were valued separately at the reporting unit level. The fair value of each reporting unit was determined using discounted cash flows, an income approach. The fair value of developed technology, in-process research and development, backlog and customer relationships was determined using the excess earnings method. The fair value of tradenames was determined by using the relief from royalty method and the fair value of non-compete agreements was determined by using discounted cash flows, an income approach. For developed technology and in-process research and development, input factors were based on an analysis of the technology and its specific characteristics and risks and analysis of the aggregate business of each of the reporting units.

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

At the acquisition date, the acquired IPR&D was not considered to have reached technological feasibility and had no alternative future uses. Therefore, the fair value of the IPR&D of $24.3 million was expensed at the time of the acquisition in operating costs. The allocation to IPR&D represents the estimated fair value of such incomplete research and development, at the acquisition date, based on future cash flows.  As of the acquisition date, cash flows from these projects were expected to commence in fiscal year 2009. In determining the fair values of IPR&D, risk adjusted discount rates that ranged from 17% to 25% were applied to the projects’ cash flows, which have taken into account the respective projects’ completion percentage.

The unaudited pro forma results of operations presented below for the period from July 1, 2007 to August 14, 2007 are presented as though the Merger had occurred on July 1, 2007, after giving effect to purchase accounting adjustments relating to depreciation and amortization of the revalued assets, interest expense associated with the new credit facilities and other acquisition-related adjustments in connection with the Merger as if it occurred on July 1, 2007. The pro forma results of operations are not necessarily indicative of the combined results that would have occurred had the Merger been consummated at July 1, 2007, nor are they necessarily indicative of future operating results.

Period from
July 1, 2007 to
August 14, 2007
Predecessor
(In thousands)

Net sales	$38,178
Net income (loss)	$(27,554)

4.     Acquisitions of Businesses and Intangible Assets

Test Evolution Corporation

On October 1, 2007, we purchased 40% of the outstanding stock of Test Evolution Corporation, or TEC, for $4.0 million ($2.0 million at closing and $2.0 million paid in October 2008). TEC, located in Massachusetts, develops and manufactures digital, analog and RF semiconductor automated test equipment. We have determined that we have control of this company and have consolidated TEC’s assets and liabilities and results of operations, all of which were insignificant, into our financial statements commencing October 1, 2007. As of June 30, 2010, the non-controlling interest of 60% in each of the equity and operations of TEC are not material to our consolidated financial statements and have been included in other long-term liabilities and other income (expense), respectively.  On August 5, 2010, we invested $2.0 million to purchase an additional 11% of TEC.  TEC is included in our Test Solutions segment.

Gaisler Research AB

On June 30, 2008, we acquired the stock of Gaisler Research AB, or Gaisler, for $12.3 million cash (net of $2.7 million cash acquired), plus up to another $15.0 million over the next three years provided specified EBITDA targets are achieved. Based on Gaisler’s EBITDA, an additional $4.0 million (of a maximum possible $4.0 million that could be earned in fiscal year 2009) was paid to the selling shareholders in October 2009 and another $4.6 million (of a maximum possible $5.0 million that could be earned in fiscal year 2010) will be paid to the selling shareholders in October 2010, all of which has been added to goodwill in the accompanying consolidated balance sheets. Located in Sweden, Gaisler provides integrated circuit software products and services to European space system suppliers, plus other U.S., Japanese and Russian space agencies. Gaisler is included in our Microelectronic Solutions segment.

We allocated the purchase price, including the $8.6 million of earned contingent consideration and acquisition costs of approximately $478,000, based on the estimated fair value of the assets acquired and liabilities assumed as follows:

(In thousands)

Current assets (excluding cash of $2.7 million)	$987
Property, plant and equipment	62
Developed technology	7,550
Customer related intangibles	1,030
Non-compete arrangements	1,820
Tradenames	1,190
Goodwill	10,790
In process resarch and development	2,300
Total assets acquired	25,729
Current liabilities	(1,076)
Deferred taxes	(3,245)
Total liabilities assumed	(4,321)
Net assets acquired	$21,408

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

VI Technology, Inc.

On March 4, 2009, we acquired 100% of the stock of VI Technology, Inc., or VI Tech. We paid $5.0 million in cash for approximately 29% of the stock of VI Tech, and the remaining approximately 71% of VI Tech stock was acquired by a limited liability company (“parent LLC”), that is our ultimate parent, in exchange for Class A membership interests in parent LLC with a fair value of $12.7 million. Immediately following the consummation of these transactions, parent LLC contributed the 71% of VI Tech stock to the Company, giving us 100% ownership in VI Tech. VI Tech, located in Austin, Texas, designs and manufactures independent automated test systems. VI Tech is included in our Test Solutions segment.

We allocated the purchase price, including acquisition costs of approximately $436,000, based on the estimated fair value of the assets acquired and liabilities assumed as follows:

(In thousands)

Current assets (excluding cash of $107,000)	$3,170
Property, plant and equipment	149
Other assets	37
Developed technology	2,990
Customer related intangibles	4,470
Non-compete arrangements	1,600
Tradenames	1,190
Goodwill	10,582
Total assets acquired	24,188
Current liabilities	(2,078)
Deferred taxes	(4,081)
Total liabilities assumed	(6,159)
Net assets acquired	$18,029

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

Airflyte Electronics Company

On June 26, 2009, we acquired the net assets of Airflyte Electronics Company, or Airflyte, for $11.0 million cash plus an additional $1.0 million expected to be paid to the selling shareholders in October 2010 for successfully achieving a specified EBITDA target in fiscal year 2010. In November 2009, we received $365,000 as an adjustment to the purchase price from the former shareholders of Airflyte, as the tangible net assets acquired was less than the tangible net assets target as defined in the purchase agreement.  Airflyte, located in Naples, Florida, designs and manufactures custom-engineered slip rings for high-performance defense, commercial and industrial applications. Airflyte is included in our Microelectronic Solutions segment.

We allocated the purchase price, including acquisition costs of approximately $304,000, based on the estimated fair value of the assets acquired and liabilities assumed as follows:

(In thousands)

Current assets	$4,054
Property, plant and equipment	76
Other assets	47
Customer related intangibles	4,020
Tradenames	1,200
Goodwill	3,031
Total assets acquired	12,428
Current liabilities assumed	(489)
Net assets acquired	$11,939

The customer related intangibles are being amortized on a straight-line basis over a range of 1 to 6 years. The tradenames have an indefinite life. The goodwill is deductible for tax purposes.

On a pro forma basis, had the Airflyte acquisition taken place as of the beginning of the periods presented, our results of operations for those periods would not have been materially affected.

Willtek Communications

On May 7, 2010, we acquired the net assets of Willtek Communications, or Willtek, for $2.8 million in cash, which in accordance with the purchase agreement, was subsequently reduced by an estimated  $700,000 closing date deficiency in adjusted net assets.  Willtek, located in Ismaning, Germany, develops test instruments, systems and solutions that test wireless technology, components, infrastructure products, handset products and other consumer wireless products specific to the development, manufacturing and service/support environments.  Willtek is included in our Test Solutions segment.

We allocated the purchase price based on the estimated fair value of the assets acquired and liabilities assumed as follows:

(In thousands)

Current assets	$5,887
Property, plant and equipment	1,862
Other assets	1,967
Developed technology	1,060
Customer related intangibles	1,100
Total assets acquired	11,876
Current liabilities	(2,738)
Deferred taxes	(1,495)
Other liabilities	(1,600)
Total liabilities assumed	(5,833)
Net assets acquired	6,043
Less purchase price	2,050
Gain from a bargain purchase of a business	$3,993

The gain from a bargain purchase of Willtek reflects the excess of the fair value of net assets over the purchase price.  The purchase price was negotiated at such a level to be reflective of the cost of the restructuring efforts that we expect to undertake.

The developed technology and customer related intangibles are being amortized on a straight-line basis over a range of 1 to 7 years.

On a pro forma basis, had the Willtek acquisition taken place as of the beginning of the periods presented, our results of operations for those periods would not have been materially affected.

Radiation Assured Devices

On June 30, 2010, we acquired 100% of the stock of Radiation Assured Devices, Inc., or  RAD, for $14.0 million in cash, plus contingent payments equal to 50% of the acquired company’s EBITDA (as defined in the agreement) for the next five years, provided certain thresholds are met.  The fair value of the contingent consideration of $7.1 million as of June 30, 2010 was considered in the allocation of the purchase price and reflected in other long-term liabilities on the June 30, 2010 balance sheet.  RAD, located in Colorado Springs, Colorado, uses commercial and specialty technologies to provide state of the art radiation engineering and qualification services, as well as to produce radiation hardened products for commercial and military spaceborne electronics.  RAD is included in our Microelectronic Solutions segment.

We allocated the purchase price based on the estimated fair value of the assets acquired and liabilities assumed as follows:

(In thousands)

Current assets (excluding cash of $572,000)	$1,347
Property, plant and equipment	615
Developed technology	1,150
Customer related intangibles	5,500
Tradenames	1,080
Goodwill	14,364
Total assets acquired	24,056
Current liabilities	(256)
Deferred taxes	(3,262)
Total liabilities assumed	(3,518)
Net assets acquired	$20,538

The developed technology and customer related intangibles are being amortized on a straight-line basis over a range of 1 to 8 years.  The goodwill is not deductible for tax purposes.

On a pro forma basis, had the RAD acquisition taken place as of the beginning of the periods presented, our results of operations for those periods would not have been materially affected.

Intangible Assets with Definite Lives

The components of amortizable intangible assets were as follows:

	(Successor Entity)
	Years Ended June 30,
	2010		2009
	(In thousands)
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Developed technology	$197,422	$94,672	$197,684	$62,021
Customer related intangibles	222,026	94,656	216,956	69,339
Non-compete arrangements	10,087	4,420	10,090	2,692
Tradenames	3,184	658	2,105	230
Total	$432,719	$194,406	$426,835	$134,282

The aggregate amortization expense for amortizable intangible assets was $61.9 million, $63.0 million, $73.1 million and $1.7 million for the fiscal years ended June 30, 2010 and 2009, and for the periods August 15, 2007 to June 30, 2008 and July 1, 2007 to August 14, 2007, respectively.

The estimated aggregate amortization expense for each of the next five fiscal years ending June 30, is as follows:

(In thousands)

2011	$62,200
2012	61,530
2013	56,008
2014	29,376
2015	18,659

Intangible Assets with Indefinite Lives

During the fourth quarter of fiscal 2009, we completed our annual impairment test of indefinite lived intangible assets and, due to a decline in the Radio Frequency Microwave (“RFMW”)  reporting unit’s operating results during fiscal 2009 and additional revisions to internal forecasts, we wrote-off approximately $6.0 million of tradenames with indefinite lives related to the RFMW reporting unit.

Goodwill

The carrying amount of goodwill was as follows:

	AMS	ATS	Total
	(In thousands)

Balance at June 30, 2008 (successor entity)	$302,770	$158,385	$461,155
Final adjustment to goodwill related to the Merger	494	(529)	(35)
Adjustment to goodwill for acquisitions (1)	(4,206)	10,501	6,295
Gaisler 2009 earned contingent consideration	4,000	—	4,000
Impairment of goodwill(2)	(35,200)	—	(35,200)
Impact of foreign currency translation	(1,045)	(7,037)	(8,082)
Balance at June 30, 2009 (successor entity)	266,813	161,320	428,133
Goodwill recorded for acquisition of RAD	14,364	—	14,364
Adjustment to goodwill for other acquisitions	353	307	660
Gaisler 2010 earned contingent consideration	4,622	—	4,622
Airflyte 2010 earned contingent consideration	1,000	—	1,000
Impact of foreign currency translation	(16)	(2,889)	(2,905)
Balance at June 30, 2010 (successor entity)	$287,136	$158,738	$445,874

(1)             Goodwill in the AMS segment was adjusted primarily due to the finalization of purchase accounting for the Gaisler acquisition in the amount of $(6.2) million offset by goodwill recorded for the Airflyte acquisition of $1.8 million. Goodwill in the ATS segment was adjusted to record goodwill for the VI Tech acquisition in the amount of $10.5 million.

(2)             During the fourth quarter of fiscal 2009, it became evident that the reduction in revenue and operating income in the RFMW reporting unit would remain at lower levels due to economic conditions affecting RFMW’s commercial customers.  Upon the completion of our annual impairment test of goodwill, we recorded a goodwill impairment charge of $35.2 million related to the RFMW reporting unit.

5.      Restructuring Charges

In fiscal 2008, we initiated additional actions to restructure our U.K. business units by further consolidating our manufacturing, research and development and selling, general and administrative activities. In addition, we initiated a restructuring in our Whippany, New Jersey, component manufacturing facility to address a slowdown in sales of its integrated products line. These actions resulted in the termination of approximately 120 employees, which resulted in restructuring costs, principally severance and facility closing costs for the periods from August 15, 2007 to June 30, 2008 of $7.0 million ($987,000 in cost of sales, $2.1 million in selling, general and administrative costs and $3.9 million in research and development costs) and from July 1, 2007 to August 14, 2007 of $3.8 million ($1.6 million in selling, general and administrative costs and $2.2 million in research and development costs). Substantially all of the workforce reduction costs were paid prior to June 30, 2008. Facility closure costs include $2.6 million of accrued contractual commitments under operating leases for two facilities in the U.K. that we exited in May 2008, which will be paid through December 2010. Included in the restructuring costs was approximately $485,000 of fixed asset impairment charges that were recorded in selling, general and administrative costs in the fourth quarter of fiscal 2008 for the write-off of leasehold improvements in the abandoned facilities.

For the fiscal year ended June 30, 2009, in connection with continued restructuring activities of certain manufacturing operations, we incurred $3.8 million of severance costs for an additional 103 employees terminated primarily in our U.K. business unit and $294,000 of facility closure costs. We recorded $2.9 million in cost of sales, $686,000 in selling, general and administrative costs and $496,000 in research and development costs.

For the fiscal year ended June 30, 2010, we recorded a $385,000 charge in connection with continued restructuring activities of certain manufacturing operations, which consisted of $526,000 of severance costs offset by a reduction of $141,000 of facility closure costs previously accrued.  The $385,000 charge was allocated $124,000 to cost of sales, $246,000 to selling, general and administrative costs and $15,000 to research and development costs.

The following table sets forth the charges and payments related to the restructuring liability for the periods indicated:

	Balance				Balance
	June 30,	Year Ended June 30, 2010			June 30,
	2009	(Successor)		Effect of	2010
	Restructuring			foreign	Restructuring
	Liability	Net Additions	Cash Payments	currency	Liability
		(In thousands)
Work force reduction	$756	$526	$(1,098)	$(12)	$172

Closure of facilities	1,722	(141)	(837)	(112)	632

Total	$2,478	$385	$(1,935)	$(124)	$804

	Balance				Balance
	June 30,	Year Ended June 30, 2009			June 30,
	2008	(Successor)		Effect of	2009
	Restructuring			foreign	Restructuring
	Liability	Net Additions	Cash Payments	currency	Liability
		(In thousands)
Work force reduction	$12	$3,808	$(3,092)	$28	$756

Closure of facilities	3,242	294	(1,166)	(648)	1,722

Total	$3,254	$4,102	$(4,258)	$(620)	$2,478

6.                                      Inventories

Inventories consisted of the following:

	(Successor Entity)
	Years Ended June 30,
	2010	2009
	(In thousands)

Raw materials	$61,278	$67,388
Work in process	44,022	47,185
Finished goods	21,268	21,030
	$126,568	$135,603

7.             Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	(Successor Entity)		Estimated
	June 30,		Useful Life
	2010	2009	In Years
	(In thousands)

Land	$16,585	$16,846
Buildings and leasehold improvements	32,967	32,461	1 to 40
Machinery and equipment	91,521	79,836	2 to 12
Furniture and fixtures	21,344	13,836	3 to 10
	162,417	142,979
Less accumulated depreciation and amortization	60,755	42,072
	$101,662	$100,907

Depreciation expense on property, plant and equipment was $20.6 million, $21.4 million, $20.0 million and $2.0 million for the fiscal years ended June 30, 2010 and 2009, and for the periods August 15, 2007 to June 30, 2008 and July 1, 2007 to August 14, 2007, respectively.

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

Activity related to our product warranty liability, which is reflected in Accrued Expenses and Other Current Liabilities in the accompanying consolidated balance sheets, was as follows:

	(Successor Entity)
	Years Ended June 30,
	2010	2009
	(In thousands)

Balance at beginning of period	$2,645	$2,944
Provision for warranty obligations	2,511	3,081
Cost of warranty obligations	(2,346)	(3,207)
Foreign currency impact	(48)	(173)
Balance at end of period	$2,762	$2,645

9.             Derivative Financial Instruments

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

The fair values of our derivative financial instruments included in the consolidated balance sheets as of June 30, 2010 and 2009 are presented as follows:

	Asset (Liability) Derivatives
	June 30, 2010		June 30, 2009
	Balance Sheet		Balance Sheet
(In thousands)	Location	Fair Value(1)	Location	Fair Value(1)
Derivatives designated as hedging instruments:
Interest rate swap contracts	Accrued expenses and other current liabilities	$(6,613)	Accrued expenses and other current liabilities	$(615)
Interest rate swap contracts	Other long-term liabilities	—	Other long-term liabilities	(15,006)

Total derivatives designated as hedging instruments		(6,613)		(15,621)

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accrued expenses and other current liabilities	(293)	Accrued expenses and other current liabilities	(195)

Total derivatives, net		$(6,906)		$(15,816)

(1)  See Note 10 for further information about how the fair values of derivative assets and liabilities are determined.

The gains and losses related to our derivative financial instruments designated as hedging instruments for the fiscal years ended June 30, 2010 and 2009 were as follows:

	Amount of Gain or (Loss)
	Recognized on Derivatives in
	Other Comprehensive Income
	(Effective Portion) (1)
	(Successor Entity)
Derivatives in Cash Flow	Years Ended June 30,
Hedging Relationships	2010	2009
	(In thousands)

Interest rate swap contracts	$(5,303)	$(24,923)

	Amount of Gain or (Loss)
	Reclassified from
	Accumulated
	Other Comprehensive Income
Location of Gain or (Loss)	into Income (Effective Portion) (1)
Reclassified from Accumulated	(Successor Entity)
Other Comprehensive Income	Years Ended June 30,
into Income (Effective Portion)	2010	2009
	(In thousands)

Interest expense	$(14,311)	$(7,061)

(1) See Note 14 for additional information on changes to accumulated other comprehensive income (loss).

The amounts of the gains and losses related to our derivative financial instruments not designated as hedging instruments for the fiscal years ended June 30, 2010 and 2009 were as follows:

		Amount of Gain or (Loss)
		Recognized in Earnings on
		Derivative
Derivatives Not	Location of Gain or (Loss)	(Successor Entity)
Designated as	Recognized in Earnings on	Years Ended June 30,
Hedging Instruments	Derivative	2010	2009
		(In thousands)

Foreign currency forward contracts	Other income (expense)	$(98)	$(208)

Interest Rate Swap Cash-Flow Hedges

We enter into interest rate swap contracts with counterparties that are rated investment grade to manage the effects of interest rate movements on portions of our debt. Such contracts effectively fix the borrowing rates on floating rate debt to limit the exposure against the risk of rising rates. We do not enter into interest rate swap contracts for speculative purposes. Our interest rate swap contracts outstanding as of June 30, 2010, all of which were entered into in fiscal 2008 for an aggregate notional amount of $425 million, have varying maturities through February 2011.

Foreign Currency Contract Derivatives

Foreign currency contracts are used to protect us from fluctuations in exchange rates. We enter into foreign currency contracts, which are not designated as hedges. The change in fair value is included in other income (expense) as it occurs. As of June 30, 2010, we had $41.7 million of notional value foreign currency forward contracts maturing through July 30, 2010. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts.

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

The following table presents for each hierarchy level, financial assets and liabilities measured at fair value on a recurring basis:

	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
As of June 30, 2010	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Assets:
Non-current marketable securities	$—	$—	$9,769	$9,769

Liabilities:
Foreign currency forward contracts	$—	$293	$—	$293
Interest rate swap contracts	—	6,613	—	6,613
Total Liabilities	$—	$6,906	$—	$6,906

	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
As of June 30, 2009	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Assets:
Non-current marketable securities	$—	$—	$17,677	$17,677
Liabilities:
Foreign currency forward contracts	$—	$195	$—	$195
Interest rate swap contracts	—	15,621	—	15,621
Total Liabilities	$—	$15,816	$—	$15,816

The following table presents the changes in the carrying value of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended June 30, 2010:

Fair Value Measurements
Using Significant
Unobservable Inputs
(Level 3)
Auction
Rate
Securities
(In thousands)

Balance at June 30, 2009	$17,677
Redeemed by the issuer	(8,900)
Transfer of unrealized loss from accumulated OCI to realized loss recorded in other expense	320
Unrealized gain (loss) in accumulated other comprehensive income (loss)	672
Balance at June 30, 2010	$9,769

Non-Current Marketable Securities — Non-current marketable securities consist of auction rate securities that currently have no active market from which we could obtain pricing. We have classified auction rate securities as Level 3 as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities. To date, we have collected all interest payments on all of our auction rate securities when due. Furthermore, we have the intent and are able to hold these securities until the credit markets recover, or until their maturities, which range from 2037 through 2041, if necessary. However, based on a discounted cash flow analysis, which considered, among other items, the collateral underlying the securities, the credit worthiness of the issuer, the timing of future cash flows and liquidity risks, at June 30, 2010 we had a $1.3 million valuation allowance against the auction rate securities.

As fair values have continued to be below cost, we have considered various factors in determining that at June 30, 2010 a credit loss did not exist and there was no requirement to recognize an other than temporary impairment charge, including the length of time and the extent to which the fair value has been below the cost basis, the timely receipt of all interest payments, the rating of the security, the relatively low volatility of the security’s fair value, the current financial condition of the issuer and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

During the fiscal year ended June 30, 2010 $8.9 million of our auction rate securities were redeemed by the issuer at an average of 96.4% of par. The resulting $320,000 realized loss was recorded in the statement of operations for the fiscal year ended June 30, 2010.

Foreign Currency Forward Contracts — The fair value of our foreign currency forward contracts were valued using a pricing model with all significant inputs based on observable market data such as measurement date spot and forward rates.

Interest Rate Swap Contracts — The fair value of our outstanding interest rate swap contracts were based on valuations received from the counterparties and corroborated by measurement date equivalent swap rates.

11.          Long Term Debt and Credit Agreements

On August 15, 2007, we entered into a $575.0 million senior secured credit facility, which consisted of $525.0 million of term loans and a $50.0 million revolving credit facility, and two exchangeable senior unsecured credit facilities totaling $345.0 million. Total long term debt, outstanding as of June 30, 2010 and 2009, consisted of the following:

		(Successor Entity)
		Years Ended June 30,
		2010	2009
		(In thousands)

Revolving credit facility	(a)	$—	$—
Senior secured B-1 term loan	(b)	389,000	393,000
Senior secured B-2 term loan	(c)	121,563	122,813
Total senior secured debt		510,563	515,813
Senior unsecured notes	(d)	225,000	225,000
Senior subordinated unsecured term loan	(e)	165,539	147,450
Other		745	1,085
Total debt		901,847	889,348
Less current maturities		21,817	5,590
Total long term debt		$880,030	$883,758

The following is a summary of required principal repayments of our debt for the next five years and thereafter as of June 30, 2010:

Year ending June 30,	(In thousands)
2011	$21,817
2012	385
2013	—
2014	—
2015	879,645
Thereafter	—
$901,847

(a)                              The revolving credit facility provides for borrowings of up to $50.0 million through August 15, 2013 at a rate based on the LIBOR rate (3 month period) plus 325 basis points (3.6875% at June 30, 2010). The senior secured credit facility allows us to utilize up to $25.0 million of the revolving credit facility for letters of credit and up to $5.0 million for a swing loan. At June 30, 2010, there are no outstanding amounts or letters of credit issued against the facility. Any borrowings would be secured by substantially all of the Company’s assets. We are obligated to pay a 0.5% fee on any undrawn revolver commitments.

(b)                             The B-1 term loan in the original amount of $400.0 million matures on August 15, 2014 and bears interest at a rate based on the selected LIBOR rate. At June 30, 2010, $389.0 million outstanding is at the 3 month LIBOR rate plus 325 basis points (3.6875% at June 30, 2010).  The borrowings are secured by substantially all of the Company’s assets, excluding those of our foreign subsidiaries. The B-1 term loan has scheduled quarterly repayments of $1.0 million through June 30, 2014, with the remaining balance due on August 15, 2014. To the extent we have consolidated excess cash flows, as defined in the senior secured credit facility agreement, we must use specified portions of the excess cash flows to prepay senior secured debt.  The required payment in fiscal 2011 based on excess cash flow for fiscal 2010 amounted to

$21.5 million, of which $16.4 million will be applied to the B-1 term loan. This payment will be applied, first, to the scheduled quarterly repayments and, second, to the amount due at the end of the term of the loan.  Therefore, we will not have any further required quarterly repayments and will be required to pay $372.7 million on August 15, 2014.

In October 2007, the Company entered into an interest rate swap agreement for $125.0 million of this loan, which expires November 15, 2010, effectively fixing the interest rate on this portion of the loan at 8.21% for that period. In April 2008, the Company entered into an interest rate swap agreement for an additional $250.0 million which expires February 15, 2011, effectively fixing the interest rate on this portion of the loan at 6.23%.  After considering the swaps, the effective interest rate on the total amount outstanding under the B-1 term loan is 6.7738% at June 30, 2010.

(c)                          The B-2 term loan in the original amount of $125.0 million matures on August 15, 2014 and bears interest at a rate based on the selected LIBOR rate.  At June 30, 2010, $121.6 million is outstanding at the 3 month LIBOR rate plus 375 basis points (4.1875% at June 30, 2010). The borrowings are secured by substantially all of the Company’s assets, excluding those of our foreign subsidiaries. The B-2 term loan has scheduled quarterly repayments of $312,500 through June 30, 2014, with the remaining balance due on August 15, 2014. The B-2 term loan portion of the required excess cash flow payment referred to above amounted to $5.1 million.  This payment will be applied, first, to the scheduled quarterly repayments and, second, to the amount due at the end of the term of the loan.  Therefore, we will not have any further required quarterly repayments and will be required to pay $116.5 million on August 15, 2014.

In April 2008, the Company entered into a $50.0 million interest rate swap agreement that expires February 15, 2011, effectively fixing the interest rate on the respective portion of the loan at 6.74%. After considering the swap, the effective interest rate on the total amount outstanding for the B-2 term loan is 5.2374% at June 30, 2010.

(d)                  On August 7, 2008, our 11.75% exchangeable senior unsecured loan in the amount of $225.0 million with an ultimate maturity on February 15, 2015 was refinanced with unsecured senior notes with the same interest rate and maturity date. We may prepay the senior notes commencing August 15, 2011 at 105.875% of the principal amount prepaid, which decreases to 102.938% on August 15, 2012 and to 100% on or after August 15, 2013.  On January 21, 2009, the SEC declared effective our exchange offer registration statement which resulted in the exchange of the unregistered unsecured senior notes for publicly registered 11.75% unsecured senior notes due February 15, 2015 with substantially identical terms as the exchanged notes.

(e)                    The senior subordinated unsecured term loan in the original amount of $120.0 million bears interest at 11.75% and matures on February 15, 2015. On September 21, 2007 we repaid an exchangeable senior subordinated unsecured loan with the proceeds from this term loan. Interest on the loan is payable entirely by adding such interest to the unpaid principal amount of the loan (paid in kind interest) through August 15, 2010, which through June 30, 2010 amounted to $45.5 million. Subsequent to August 15, 2010 interest on the term loan is payable in cash. We may prepay the term loan commencing August 15, 2011 at 105.875% of the principal amount prepaid, which decreases to 102.9375% on August 15, 2012 and to 100% on or after August 15, 2013.

The senior secured credit facility agreement provides that if the Company sells assets (with certain exceptions) or issues new debt or equity securities to unrelated parties, the proceeds must be used to prepay term or revolving credit loans.

Financial covenants in the senior secured credit facility consist of a maximum leverage ratio of total debt (less up to $15.0 million of cash) to adjusted EBITDA, as defined in the agreement of 5.90 for fiscal 2011, and maximum consolidated capital expenditures of $30.0 million for fiscal 2011. Additional covenants include restrictions on indebtedness, liens, investments, dividends, disposition of assets, acquisitions and transactions with shareholders and affiliates.

The senior unsecured notes and loan agreements have similar terms to the senior secured credit facility regarding mandatory prepayment events and restrictive covenants and contain no financial covenants.

As of June 30, 2010, we were in compliance with all of the covenants contained in the above described loan agreements.

In connection with the credit facilities discussed above, we capitalized deferred financing costs of $0, $340,000, $33.2 million and $477,000 for the years ended June 30, 2010 and 2009, and the periods August 15, 2007 to June 30, 2008 and July 1, 2007 to August 14, 2007, respectively, primarily consisting of facility, legal and advisory fees. We are amortizing these costs over the terms of the related facilities. For the years ended June 30, 2010 and 2009, and the periods August 15, 2007 to June 30, 2008 and July 1, 2007 to August 14, 2007, we amortized $4.8 million, $4.8 million, $3.5 million and $217,000, respectively, to interest expense.

Interest paid was $60.8 million for the year ended June 30, 2010, $52.7 million for the year ended June 30, 2009, $53.9 million for the period August 15, 2007 to June 30, 2008, and $57,000 for the period July 1, 2007 to August 14, 2007.

Accrued interest of $13.9 million and $14.0 million was included in Accrued expenses and other current liabilities at June 30, 2010 and 2009, respectively.

The fair value of our debt instruments are summarized as follows:

	June 30, 2010
	Carrying	Estimated
	Amount	Fair Value
	(In thousands)

Senior secured B-1 term loan	$389,000	$361,770
Senior secured B-2 term loan	121,563	113,053
Senior unsecured notes	225,000	240,750
Senior subordinated unsecured term loan	165,539	161,401
Other	745	745
Total debt	$901,847	$877,719

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

12.                               Loss on Liquidation of Foreign Subsidiary

In connection with the acquisition of one of our U.K. businesses in 2003, we set up a foreign partnership to finance the acquisition.  We invested $19.5 million in the partnership and the partnership advanced those funds to our foreign holding company in the form of a loan, the proceeds of which was used for the acquisition.

During the quarter ended September 30, 2009, the loan was fully repaid to the partnership, with interest, and we received a return of capital and dividends.  The partnership is substantially liquidated.

As a result of changes in foreign currency rates, there was a cumulative translation adjustment of $7.7 million remaining after substantially all of the assets have been returned to us and substantially all of the liabilities have been satisfied.  In accordance with U.S. GAAP, this remaining cumulative translation adjustment has been expensed in the period during which the substantial liquidation of the partnership occurred and presented as a non-cash loss on liquidation of foreign subsidiary in our Consolidated Statement of Operations for the fiscal year ended June 30, 2010.  This loss is not deductible for income tax purposes.

13.          Stockholder’s Equity

Share-Based Compensation

Stock Options

All of the Predecessor stock option plans were terminated on August 15, 2007. The Merger agreement provided that all stock options were cancelled and converted into the right to receive a cash payment equal to the number of shares of our common stock underlying the options multiplied by that amount, if any, by which $14.50 exceeded the exercise price, without interest and less any withholding taxes. On August 15, 2007 we paid $43.9 million to option holders to cancel all options outstanding in connection with the Merger.  No stock options were granted since June 30, 2007 and no stock options are outstanding at June 30, 2010.

Member Interests

On August 15, 2007 certain members of our management were granted Class B membership interests and in November 2009 certain employees were granted Class B-1 membership interests, in a limited liability company (parent LLC) that owns all of the common stock of Aeroflex Holding. The parent LLC is a holding company with no operations or employees of its own and owns all of the outstanding shares of Aeroflex Holding. The parent LLC has three classes of membership interests, Class A, Class B and Class B-1. Our non-management equity investors, or their affiliates, and certain of our employees that made equity investments to partially fund the Merger are Class A members. In addition, the former shareholders of VI Tech (see Note 4) are also Class A members. Class B and Class B-1 members consist of certain of our employees. Pursuant to the terms of the limited liability company operating agreement (“LLC Agreement”) governing parent LLC, all class members will share in any distributions on a pro-rata basis based on their percentage of membership interests, to the extent funds are available, after the Class A members first receive a priority distribution (as separately defined in the LLC Agreement), then the Class B members receive a priority distribution (as separately defined in the LLC Agreement) and finally the Class B-1 members receive a priority distribution (as separately defined in the LLC Agreement). The Class B and Class B-1 membership interests are non-transferable and vest ratably over five years, with any unvested interests reverting to the holders of Class A interests in the event they are forfeited or repurchased. The Class B and Class B-1 membership interests are equity classified awards and, therefore, the fair value of the Class B and Class B-1 membership interests at the grant date is being recorded as compensation expense over five and four years, respectively, which amounted to $2.1 million and $2.0 million for the years ended June 30, 2010 and 2009 and $1.7 million for the period August 15, 2007 to June 30, 2008. In addition, since the Class A employee members that made equity investments to partially fund the Merger paid less than fair value for their Class A member interests, as only they are entitled to a $3.2 million special distribution and there is no vesting associated with the special distribution, we recorded the present value of the discount from fair value of $1.4 million as compensation expense on August 15, 2007. The accretion of $292,000, $252,000 and $193,000 for the years ended June 30, 2010 and 2009 and the period August 15, 2007 to June 30, 2008, respectively, was recorded as interest expense.

Compensation expense attributable to share-based compensation was $2.1 million ($1.3 million after tax) for the year ended June 30, 2010, $2.0 million ($1.2 million after tax) for the year ended June 30, 2009, $3.1 million ($2.0 million after tax) for the period August 15, 2007 to June 30, 2008, and $214,000 ($135,000 after tax) for the period July 1, 2007 to August 14, 2007.

Cash received from stock option exercises was $583,000 for the period July 1, 2007 to August 14, 2007. The tax benefit received from stock option exercises was $16.1 million for the period August 15, 2007 to June 30, 2008 and $41,000 for the period July 1, 2007 to August 14, 2007.

14.          Comprehensive Income

The components of comprehensive income (loss) were as follows:

	Successor			Predecessor
	Years Ended June 30,		August 15, 2007 to	July 1, 2007 to
(In thousands)	2010	2009	June 30, 2008	August 14, 2007

Net income (loss)	$(12,269)	$(76,688)	$(105,425)	$(16,916)
Increase (decrease) in fair value of interest rate swap contracts, net of tax provision (benefit) of $3,452, $(6,849), $829 and $0	5,556	(11,013)	1,411	—
Valuation allowance against non-current marketable securities	992	(2,268)	—	—
Minimum pension liability adjustment net of tax of $(49), $(363), $(4) and $0	(274)	(493)	(6)	—
Foreign currency translation adjustment, net of tax of $(624), $0, $0 and $0	(5,149)	(41,333)	(998)	(497)
Total comprehensive income (loss)	$(11,144)	$(131,795)	$(105,018)	$(17,413)

Accumulated other comprehensive income (loss) was as follows:

	Unrealized
	Gain (Loss)	Valuation	Minimum
	on Interest	Allowance Against	Pension	Foreign
	Rate Swap	Non-Current	Liability	Currency
	Contracts	Marketable	Adjustment	Translation	Total
	(net of tax)	Securities	(net of tax)	Adjustment	(net of tax)
	(In thousands)

Balance, June 30, 2007	$(7)	$—	$(5,175)	$32,828	$27,646
Predecessor period	—	—	—	(497)	(497)
Adjustments for the effect of the Merger	7	—	5,175	(32,331)	(27,149)
	—	—	—	—	—
Change from August 15, 2007 to June 30, 2008	1,411	—	(6)	(998)	407
Balance, June 30, 2008	1,411	—	(6)	(998)	407
Annual change	(11,013)	(2,268)	(493)	(41,333)	(55,107)
Balance, June 30, 2009	(9,602)	(2,268)	(499)	(42,331)	(54,700)
Annual change	5,556	992	(274)	(5,149)	1,125
Balance, June 30, 2010	$(4,046)	$(1,276)	$(773)	$(47,480)	$(53,575)

The valuation allowance for non-current marketable securities is not adjusted for income taxes as it would create a capital loss carryforward upon realization for which we would record a valuation allowance against the related deferred tax asset.

Prior to fiscal 2009, the foreign currency translation adjustments were not adjusted for income taxes as they related to indefinite investments in non-U.S. subsidiaries. Deferred U.S. income taxes have been provided on undistributed foreign earnings for years subsequent to fiscal 2008 since we expect that substantially all of these earnings will be distributed to the U.S. As of June 30, 2010, we have recorded a deferred U.S. income tax on the foreign currency translation adjustment created by the post-fiscal 2008 undistributed foreign earnings.

15.                               Income Taxes

The amount of income (loss) from continuing operations before income taxes attributable to domestic and foreign operations were as follows:

	Successor			Predecessor
	Years Ended June 30,		August 15, 2007 to	July 1, 2007 to
	2010	2009	June 30, 2008	August 14, 2007
	(In thousands)

Domestic	$(54,262)	$(110,168)	$(134,861)	$(10,199)

Foreign	42,813	18,148	(4,670)	(11,040)
	$(11,449)	$(92,020)	$(139,531)	$(21,239)

The provision (benefit) for income taxes from continuing operations consisted of the following:

	Successor			Predecessor
	Years Ended June 30,		August 15, 2007 to	July 1, 2007 to
	2010	2009	June 30, 2008	August 14, 2007
	(In thousands)

Current:
Federal	$390	$49	$2,024	$(12,245)
State and local	1,133	217	—	—
Foreign	3,904	3,998	(121)	130
	5,427	4,264	1,903	(12,115)

Deferred:
Federal	(5,510)	(18,986)	(40,355)	9,503
State and local	(2,355)	2,882	(1,783)	(1,256)
Foreign	3,258	(3,492)	1,308	(2,963)
	(4,607)	(19,596)	(40,830)	5,284
	$820	$(15,332)	$(38,927)	$(6,831)

The provision for income taxes varied from the amount computed by applying the U.S. Federal income tax rate to income from continuing operations before income taxes as a result of the following:

	Successor			Predecessor
	Years Ended June 30,		August 15, 2007 to	July 1, 2007 to
	2010	2009	June 30 2008	August 14, 2007
	(In thousands)

Tax at federal statutory rate	$(4,007)	$(32,207)	$(48,836)	$(7,434)

Non-deductible acquired in-process research and development charge	—	665	8,744	—
Undistributed earnings of foreign subsidiaries	10,457	8,138	—	—
Foreign dividends	5,280	2,372	—	—
Foreign tax rate differential	(3,353)	(3,919)	(334)	664
Deduction for write-off of investment in foreign subsidiary, net	(1,729)	—	—	—
Foreign tax credits	(4,914)	(6,766)	—	—
Increase in valuation allowance	5,283	6,190	5,420	237
State and local income taxes, net of federal benefit	(2,744)	2,735	(1,783)	(1,256)
Impairment of goodwill	—	11,088	—	—
Gain from a bargain purchase of a business	(1,398)	—	—	—
Domestic manufacturing credit	(116)	—	(210)	—
Non-deductible merger expenses	—	403	5,861	1,111
Research and development credit and deduction	(2,391)	(3,182)	(2,148)	(53)
Settlement of and change in tax contingencies	(44)	734	(3,416)	—
Other, net	496	(1,583)	(2,225)	(100)
	$820	$(15,332)	$(38,927)	$(6,831)

The tax effects of temporary differences which give rise to significant portions of deferred tax assets and liabilities consist of:

	Successor Entity
	Years Ended June 30,
	2010	2009
	(In thousands)

Accounts receivable	$201	$203
Inventories	23,812	20,926
Accrued expenses and other current liabilities	12,459	14,625
Other long-term liabilities	7,534	12,660
Tax loss carryforwards	4,125	15,656
Tax credit carryforwards	11,830	7,590
Gross deferred tax assets	59,961	71,660
Less: valuation allowance	(16,392)	(17,300)
Net deferred tax assets	43,569	54,360
Property, plant and equipment	(9,758)	(8,235)
Non-distributed earnings of foreign subsidiaries	(18,595)	(8,138)
Intangible assets	(126,047)	(145,871)
Gross deferred tax liabilities	(154,400)	(162,244)
Net deferred tax assets (liabilities)	$(110,831)	$(107,884)

Deferred tax assets have resulted primarily from our future deductible temporary differences and net operating loss and tax credit carryforwards. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. Our ability to realize these deferred tax assets depends upon the generation of sufficient future taxable income to allow for the utilization of the deductible temporary differences and loss and credit carryforwards. If such estimates and related assumptions change in the future, we may be required to record additional valuation allowances against our deferred tax assets resulting in additional income tax expense in our consolidated statements of operations. Management evaluates the realizability of the deferred tax assets and the need for additional valuation allowances quarterly. At this time, based on current facts and circumstances, management believes that it is more likely than not that we will realize benefit for our gross deferred tax assets, except those deferred tax assets against which a valuation allowance has been recorded.

Deferred U.S. income taxes have not been provided on a significant portion of our undistributed foreign earnings through June 30, 2008 since we expect that substantially all of these earnings will be permanently reinvested in foreign operations. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

Deferred U.S. income taxes have been provided on undistributed foreign earnings for the years ended June 30, 2010 and 2009 since we expect that substantially all of these earnings will be distributed to the U.S. During the years ended June 30, 2010 and 2009, we repatriated $15.1 million and $6.8 million respectively, of foreign earnings to fund interest payments required by our credit agreements. Such repatriations will continue for the foreseeable future. As such, effective in fiscal 2009, we have provided U.S. income taxes on foreign income in the year earned and on dividends received related to pre-fiscal 2009 earnings.

As of June 30, 2010, we had foreign tax credits of $11.7 million that relate to foreign source income upon which U.S. taxes have been provided.  The benefit available for foreign tax credits against our U.S. income tax on foreign earnings has not been recognized because it was not considered to be more likely than not that we would generate sufficient foreign source income to be able to claim the credit.  Therefore, we have provided a valuation allowance against all foreign tax credits.  If factors change such that we conclude that it is more likely than not that we will be able to utilize our foreign tax credits, then we would recognize this benefit through the elimination of the valuation allowance we have set up against the foreign tax credits.

As of June 30, 2010, we had foreign net operating loss carryforwards of $951,000 in France and $2.5 million in Hong Kong which have no expiration. We had state net operating loss carryforwards that create an available net tax benefit of $2.8 million. We have provided a valuation allowance against all net operating loss carryforwards in France and Hong Kong, $1.1 million of state net tax benefits, $11.7 million of foreign tax credit carryforwards and certain other deferred tax assets that are not deemed realizable.

The increase in the valuation allowance is primarily for foreign tax credits of $4.9 million and $6.8 million in the years ended June 30, 2010 and 2009, respectively.

During fiscal 2010, we utilized U.S. research and development tax credit carryforwards of $840,000 which were generated in fiscal 2009.

We made income tax payments of $6.1 million, $3.6 million, $7.8 million, and $191,000 and received refunds of $633,000, $2.3 million, $27.1 million, and $0 during the years ended June 30, 2010 and 2009, the periods August 15, 2007 to June 30, 2008 and July 1, 2007 to August 14, 2007, respectively. As a result of the Merger and the payments to option holders, we had a taxable loss for the period July 1, 2007 to August 14, 2007 of $78.9 million. This net operating loss was carried back to fiscal years 2007 and 2006, resulting in a $27.1 million Federal tax refund, which we received in May 2008.

The aggregate amount of unrecognized tax benefits included in liabilities was as follows:

	Years Ended
	2010	2009
	(In thousands)

Balance at beginning of year	$1,739	$1,005
Gross increase related to tax positions taken in current fiscal year	64	—
Gross increase related to tax positions taken prior to fiscal year	34	817
Gross decrease of tax benefits related to settlements with taxing authorities	(840)	(83)
Reduction as a result of a lapse of the applicable statute of limitations	(142)	—
Balance at end of year	$855	$1,739

Interest and penalties related to income tax liabilities were included in income tax expense, consistent with our historical policy and amounted to $61,000, $401,000, $124,000 and $0 for the years ended June 30, 2010 and 2009 and the periods from August 15, 2007 to June 30, 2008 and July 1, 2007 to August 14, 2007, respectively. At June 30, 2010 and 2009 accrued interest on uncertain tax positions was $202,000 and $474,000, respectively, net of the Federal benefit.

In April 2009, we settled a New York state income tax audit for the fiscal years 2005 through 2006 with no payment of taxes. The decrease in the liability of $83,000 in fiscal 2009 was for the reversal of a liability previously recognized.

In November 2009, we settled a Kansas state income tax audit for the fiscal years 2004 through 2007 and the period from July 1, 2007 to August 14, 2007 resulting in a $1.2 million payment of taxes and $255,000 of interest. The decrease in liability of $840,000 in fiscal 2010 was for a reversal of a liability previously recognized, net of Federal benefit.

The Internal Revenue Service has audited our fiscal years 2006 and 2007 and the periods July 1, 2007 to August 14, 2007 and August 15, 2007 to June 30, 2008.  In August 2010, we received notification that the audit was approved.  The net impact of the audit on our recorded tax liabilities was insignificant.  The statute of limitations for our fiscal year 2006 Federal tax return and the majority of our state tax returns have expired.

The Company was included in the consolidated federal income tax return of Aeroflex Holding Corp. (“parent”) for all the periods presented herein subsequent to August 14, 2007.  There is no tax sharing agreement in place between the Company and parent and the Company pays any income tax liabilities related to its taxable income included in the consolidated tax return. The income tax expense presented in the consolidated statements of operations is based upon the taxable income of the Company on a separate tax return basis, which equaled 100% of the amounts included in, or to be included in, the consolidated federal income tax returns since parent has no operations or taxable income or loss.

16.     Employment Contracts

We have employment agreements with our officers and certain other key employees for varying periods through 2014 with annual remuneration ranging from $80,000 to $555,000, plus cost of living adjustments and, in some cases, additional compensation based upon earnings of the Company.  Future aggregate minimum payments under these contracts are $7.5 million.  Certain of the contracts provide for a three-year consulting period at the expiration of the employment term at two-thirds of salary.  In addition, certain of these officers have the option to terminate their employment agreements upon a change in control of the Company, as defined, and receive lump sum payments equal to the salary and bonus, if any, for the remainder of the term.

17.     Employee Benefit Plans

401(k) and Profit Sharing Plans

All of our U.S. employees who are not members of a collective bargaining agreement are eligible to participate in a Company sponsored 401(k) plan. Each participant has the option to contribute a portion of his or her compensation and through June 30, 2009 (when the discretionary match was suspended), to receive a discretionary employer matching contribution.  As of July 1, 2010, the discretionary employer matching contribution was reinstated. Furthermore, employees of one subsidiary are eligible to participate in a qualified profit sharing plan and receive an allocation of a discretionary share of the subsidiary’s profits.  For the fiscal years ended June 30, 2010 and 2009 and the periods August 15, 2007 to June 30, 2008 and July 1, 2007 to August 14, 2007, respectively, aggregate expenses related to these 401(k) and profit sharing plans were $2.0 million, $5.3 million, $4.7 million and $413,000, respectively.

Defined Benefit Pension Plan

The Merger constituted a change in control of the Company that accelerated the vesting of benefits under our Supplemental Executive Retirement Plan (“SERP”) in the event of termination of employment of its three then remaining active participants on or prior to August 15, 2008.  Additionally, soon after the Merger, the SERP was amended to provide that no additional benefits are earned after August 31, 2007.  Accordingly, if a participant’s employment was terminated prior to August 15, 2008, the participant would have received a lump sum payment of the present value of the benefits at retirement age based on average pay through August 31, 2007.  The additional benefits payable under the SERP resulting from the change of control of $16.6 million was recorded as compensation expense (included in Going Private Transaction expenses) in August 2007 (Successor period) and included in the statement of operations for the period August 15, 2007 to June 30, 2008.

The Company entered into amended employment agreements with certain participants in the SERP which, among other terms, provided that if such participants remain employed beyond August 15, 2008, which they have, specified payments, approximating the benefits earned under the SERP, plus 6% interest per annum from August 15, 2007, would be payable to those participants in full satisfaction of the benefits payable under the SERP, payable the earlier of December 31, 2008 to January 5, 2009, or upon specified events, including an additional change of control of the Company or termination.  The aggregate liability to these participants under the SERP, including the related interest, was $19.9 million and was paid in December 2008 and January 2009.

As of June 30, 2010, the SERP is unfunded, however, there are funds (primarily the cash surrender value of life insurance policies that specify the SERP as the beneficiary) being held in a rabbi trust for the one remaining individual in the SERP, an officer who retired in 2005.  Those assets (which are included in Other Assets) totaled $9.4 million and $8.6 million at June 30, 2010 and 2009, respectively, and are not considered in the fair value of plan assets.  An actuarially determined liability of $6.4 million for the one remaining SERP participant is recorded as of June 30, 2010, of which $628,000 and $5.8 million is included in Accrued Expenses and Defined Benefit Plan Obligations, respectively.  Payments to the retired officer of $628,000, $628,000, $523,000, and $105,000 were made in the fiscal years 2010 and 2009, and the periods August 15, 2007 to June 30, 2008 and July 1, 2007 to August 14, 2007, respectively.  We are required to make payments of $628,000 in each fiscal year pursuant to the SERP to this retired officer through December 31, 2015 or upon death, whichever is later.

In the fiscal years ended June 30, 2010 and 2009, and the period from August 15, 2007 to June 30, 2008, we recorded $0, $544,000 and $858,000, respectively, of interest expense incurred on the SERP liabilities and $311,000, $444,000 and $343,000 of pension expense, included in general and administrative expenses in the accompanying statement of operations, for an increase in the SERP liability.

Assumptions

The weighted-average assumptions used to determine benefit obligations and net periodic benefit cost under the SERP was a discount rate of 5.45%, 5.00%, and 5.00% for the years ended June 30, 2010, 2009, and 2008, respectively. The rate of compensation increase was not applicable as the one participant in the SERP whose liability is actuarially determined at June 30, 2010, 2009, and 2008 is an inactive retired employee.  The expected long-term return on plan assets was also not applicable as of June 30, 2010 and 2009, since the SERP was unfunded.

18.     Legal Matters

In March 2005, we sold the net assets of our shock and vibration control device manufacturing business, which we refer to as VMC. Under the terms of the sale agreements, we retained certain liabilities relating to adverse environmental conditions that existed at the premises occupied by VMC as of the date of sale. We recorded a liability for the estimated remediation costs related to adverse environmental conditions that existed at the VMC premises when it was sold. The accrued environmental liability at June 30, 2010 is $1.7 million, of which $322,000 is expected to be paid within one year.

In fiscal 2007, we became aware that certain RadHard bidirectional multipurpose transceivers sold by us since 1999 may have been subject to the licensing jurisdiction of the U.S. Department of State in accordance with ITAR. Accordingly, we filed a Voluntary Disclosure with the Directorate of Defense Trade Controls, Department of State, describing the details of the possible inadvertent misclassification and identifying certain unauthorized exports from the United States to end-users in a number of countries, including China and Russia. Simultaneously, we filed a Commodity Jurisdiction request providing detailed information and data supporting our contention that the product is not subject to ITAR and requesting a determination that such product is not ITAR controlled. On November 15, 2007, we were informed that the U.S. Department of State had determined in response to our Commodity Jurisdiction request that the product is subject to the licensing jurisdiction of the U.S. Department of State in accordance with the ITAR. We requested reconsideration of this determination. On February 7, 2008, we filed an addendum to the above referenced Voluntary Disclosure advising the Directorate of Defense Trade Controls that other products sold by us, similar in nature to the transceiver described above, may also be subject to the ITAR. The Directorate of Defense Trade Controls agreed to extend our time to file such addendum to the Voluntary Disclosure until a decision was rendered with respect to our request for reconsideration of the determination in connection with the above-referenced Commodity Jurisdiction request. On August 5, 2008, we received a letter from the Office of Defense Trade Controls Compliance, or DTCC, requesting that we provide documentation and/or information relating to our compliance initiatives after November 15, 2007 as well as the results of any product reviews conducted by us, and indicating that a civil penalty against us could be warranted in connection with this matter following the review of such materials. We have provided all of the materials and documentation requested by the DTCC. Our request for reconsideration of the Commodity Jurisdiction request was denied by the Directorate of Defense Trade Controls on August 19, 2008 which determined that the product is subject to the licensing jurisdiction of the Department of State in accordance with the ITAR. Accordingly, on September 18, 2008, we filed an addendum to our Voluntary Disclosure identifying other products that may have been subject to the licensing jurisdiction of the U.S. Department of State in accordance with the ITAR but were inadvertently misclassified and exported without a license. At this time it is not possible to determine whether any fines or other penalties will be asserted against us or the materiality of any outcome.

We have also identified other ITAR noncompliance in our past business activities as well as in the pre-acquisition business activities of certain recently acquired companies. These include the inadvertent export of products without a required license and the disclosure of controlled technology to certain foreign national employees. These matters were formally disclosed to the U.S. Department of State in 2009 and 2010. At this time it is not possible to determine whether any fines or other penalties will be asserted against us or the materiality of any outcome.

We are also involved in various other claims and legal actions that arise in the ordinary course of business. We do not believe that the ultimate resolution of any of these actions will have a material adverse effect on our business, results of operations, financial position, liquidity or capital resources.

19.      Other Commitments and Contingencies

Operating Leases

Several of our operating facilities and certain machinery and equipment are leased under agreements expiring through 2020. The leases for machinery and equipment generally contain purchase options at the end of their lease term at the then fair value of the related leased assets.

Future minimum payments under operating leases as of June 30, 2010 were as follows for the fiscal years:

(In thousands)
2011	$7,080
2012	4,903
2013	3,157
2014	1,737
2015	901
Thereafter	1,550
Future minimum lease payments	$19,328

Rental expense was $8.3 million, $7.4 million, $7.0 million, and $1.1 million, for the fiscal years ended June 30, 2010 and 2009, and the periods August 15, 2007 to June 30, 2008 and July 1, 2007 to August 14, 2007, respectively. Sub-lease rental income was $0, $84,000, $486,000, and $145,000, for the fiscal years ended June 30, 2010 and 2009, and the periods August 15, 2007 to June 30, 2008 and July 1, 2007 to August 14, 2007, respectively.

20.      Business Segments

Our business segments and major products included in each segment, are as follows:

Microelectronic Solutions (“AMS”)

•        HiRel microelectronics/semiconductors

•        RF and microwave components

•        Mixed-signal/digital ASICs

•        Motion control products

Test Solutions (“ATS”)

•        Wireless test equipment

•        Military radio and Private Mobile Radio, or PMR, test equipment

•        Avionics test equipment

•        Synthetic test equipment

•        General purpose test equipment and other

We are a global provider of radio frequency, or RF, and microwave integrated circuits, components and systems used in the design, development and maintenance of technically demanding, high-performance wireless communication systems. Our solutions include highly specialized microelectronic components and test and measurement equipment used by companies in the space, avionics, defense, commercial wireless communications, medical and other markets. Approximately 34% of our sales for the fiscal year ended June 30, 2010, 37% of our sales for the fiscal year ended June 30, 2009, 29% for the period August 15, 2007 to June 30, 2008, and 21% for the period July 1, 2007 to August 14, 2007 were to agencies of the United States government or to prime defense contractors or subcontractors of the United States government. No customer constituted more than 10% of sales during any of the periods presented. Inter-segment sales were not material and have been eliminated from the tables below.

The majority of our operations are located in the United States; however, we also have operations in Europe and Asia, with our most significant operations in the U.K. Net sales from facilities located in the U.K. were approximately $116.9 million for the fiscal year ended June 30, 2010, $129.1 million for the fiscal year ended June 30, 2009, $167.7 million for the period August 15, 2007 to June 30, 2008, and $11.7 million for the period July 1, 2007 to August 14, 2007. Total assets of the United Kingdom operations were $159.9 million as of June 30, 2010 and $188.2 million as of June 30, 2009.

Net sales, based on the customers’ locations, attributed to the United States and other regions were as follows:

	Successor			Predecessor
	Years Ended June 30,		August 15, 2007 to	July 1, 2007 to
	2010	2009	June 30, 2008	August 14, 2007
	(In thousands)

United States of America	$382,537	$350,844	$329,226	$21,183
Europe and Middle East	140,101	140,458	141,422	10,357
Asia and Australia	119,332	98,621	123,887	6,242
Other regions	13,078	9,413	10,456	439
	$655,048	$599,336	$604,991	$38,221

Selected financial data by segment is as follows:

	Successor Entity			Predecessor Entity
			August 15, 2007	July 1, 2007
	Years Ended June 30,		to June 30,	to August 14,
	2010	2009	2008	2007
		(In thousands)
Net sales:
Microelectronic solutions (“AMS”)	$322,151	$287,517	$283,695	$19,017
Test solutions (“ATS”)	332,897	311,819	321,296	19,204
Net sales	$655,048	$599,336	$604,991	$38,221

Segment adjusted operating income:
- AMS	$89,104	$63,368	$74,802	$24
- ATS	67,621	50,141	54,216	(7,582)
General corporate expense	(9,841)	(11,377)	(8,176)	(2,347)
Adjusted operating income (loss)	146,884	102,132	120,842	(9,905)

Amortization of acquired intangibles
- AMS	(35,032)	(36,635)	(44,085)	(279)
- ATS	(26,883)	(26,327)	(28,991)	(1,413)
Business acquistion costs
- Corporate	(921)	—	—	—
Share based compensation
- AMS	—	—	—	(83)
- ATS	—	—	—	95
- Corporate	(2,076)	(1,955)	(3,123)	(226)
Restructuring charges
- AMS	(172)	—	(414)	—
- ATS	(213)	(4,102)	(6,581)	(3,778)
Lease termination costs
- ATS	—	—	—	(576)
Merger related expenses - Corporate	(2,858)	(4,283)	(4,092)	(1,319)
Loss on liquidation of a foreign subsidiary - ATS	(7,696)	—	—	—
Impairment of goodwill and other intangibles
- AMS	—	(41,225)	—	—
Acquired in-process R&D costs
- AMS	—	(1,665)	(16,335)	—
- ATS	—	—	(8,640)	—
Current period impact of acquisition related adjustments:
Inventory - AMS	(246)	—	(23,817)	(57)
Inventory - ATS	(329)	(668)	(15,151)	—
Depreciation - AMS	(1,000)	(1,143)	(1,025)	—
Depreciation - ATS	(1,139)	(2,702)	(2,882)	—
Depreciation - Corporate	(220)	(220)	(193)	—
Deferred revenue - ATS	(125)	(416)	(2,510)	—
Going Private Transaction expenses - Corporate	—	—	(32,493)	(3,717)
Operating income (loss) (GAAP)	67,974	(19,209)	(69,490)	(21,258)
Interest expense	(83,948)	(83,823)	(74,658)	(275)
Gain from a bargain purchase of a business	3,993	—	—	—
Other income (expense), net	532	11,012	4,617	294
Income (loss) from continuing operations before income taxes	$(11,449)	$(92,020)	$(139,531)	$(21,239)

	(Successor Entity)
	Years Ended June 30,
	2010	2009
	(In thousands)
Total assets:
- AMS	$684,180	$689,487
- ATS	531,893	566,120
- Corporate	140,067	105,990
Total assets:	$1,356,140	$1,361,597

	(Successor Entity)			(Predecessor Entity)
			August 15, 2007	July 1, 2007
	Years Ended June 30,		to June 30,	to August 14,
	2010	2009	2008	2007
		(In thousands)
Capital expenditures:
- AMS	$11,048	$6,792	$7,087	$338
- ATS	9,500	11,914	5,950	501
- Corporate	467	11	142	249
Total capital expenditures	$21,015	$18,717	$13,179	$1,088

Depreciation and amortization expense:
- AMS	$44,024	$45,471	$51,419	$1,137
- ATS	37,977	38,257	41,060	2,509
- Corporate	695	698	553	16
Total depreciation and amortization expense	$82,696	$84,426	$93,032	$3,662

Management evaluates the operating results of the two segments based upon adjusted operating income, which is pre-tax operating income, before costs related to amortization of acquired intangibles, share-based compensation, restructuring charges, business acquisition and merger related expenses, acquired in-process research and development costs, loss on liquidation of foreign subsidiary, the impact of any acquisition related adjustments and Going Private Transaction expenses. We have set out above our adjusted operating income (loss) by segment and in the aggregate, and have provided a reconciliation of operating income (loss) to adjusted operating income (loss) for the periods presented.

21.          Guarantor/Non-Guarantor Financial Information

The following supplemental condensed consolidating financial information sets forth, on an unconsolidated basis, the balance sheets at June 30, 2010 and 2009 and the statements of operations and cash flows for the fiscal years ended June 30, 2010 and 2009, and the periods from August 15, 2007 to June 30, 2008 and July 1, 2007 to August 14, 2007 for Aeroflex Incorporated (the “Parent Company”), the guarantor subsidiaries and, on a combined basis, the non-guarantor subsidiaries.  The supplemental condensed consolidating financial information reflects for all fiscal periods presented, the investments of the Parent Company in the guarantor subsidiaries as well as the investments of the Parent Company and the guarantor subsidiaries in the non-guarantor subsidiaries, in all cases using the equity method.  For purposes of this note, guarantor subsidiaries refer to the subsidiaries of the Parent Company that have guaranteed principal debt obligations of the Parent Company. The Parent Company’s purchase price allocation adjustments, including applicable intangible assets, arising from business acquisitions have been pushed down to the applicable subsidiary columns (see Notes 3 and 4).

Each of the subsidiary guarantors is 100% owned by the Parent Company and guarantees the debt on an unconditional and joint and several basis.

Condensed Consolidating Statement of Operations

For the Year Ended June 30, 2010

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$472,286	$189,537	$(6,775)	$655,048
Cost of sales	—	237,742	80,841	(6,364)	312,219
Gross profit	—	234,544	108,696	(411)	342,829
Selling, general and administrative costs	15,916	77,785	35,405	—	129,106
Research and development costs	—	50,941	25,197	—	76,138
Amortization of acquired intangibles	—	53,106	8,809	—	61,915
Loss on liquidation of foreign subsidiary	—	7,696	—	—	7,696
Operating income (loss)	(15,916)	45,016	39,285	(411)	67,974

Other income (expense):
Interest expense	(83,879)	(66)	(3)	—	(83,948)
Gain from a bargain purchase of a business	—	—	3,993	—	3,993
Other income (expense), net	(204)	320	416	—	532
Intercompany charges	76,785	(75,067)	(1,718)	—	—
Income (loss) from continuing operations before income taxes	(23,214)	(29,797)	41,973	(411)	(11,449)
Provision (benefit) for income taxes	2,195	(8,342)	6,967	—	820
Equity income (loss) of subsidiaries	13,140	33,667	—	(46,807)	—
Net income (loss)	$(12,269)	$12,212	$35,006	$(47,218)	$(12,269)

Condensed Consolidating Statement of Operations

For the Year Ended June 30, 2009

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$431,581	$175,317	$(7,562)	$599,336
Cost of sales	—	227,200	94,195	(7,164)	314,231
Gross profit	—	204,381	81,122	(398)	285,105
Selling, general and administrative costs	17,835	73,384	37,137	—	128,356
Research and development costs	—	46,272	23,834	—	70,106
Amortization of acquired intangibles	—	53,862	9,100	—	62,962
Acquired in-process R&D costs	—	—	1,665	—	1,665
Impairment of goodwill and other intangibles	—	41,225	—	—	41,225
Operating income (loss)	(17,835)	(10,362)	9,386	(398)	(19,209)

Other income (expense):
Interest expense	(83,724)	(88)	(11)	—	(83,823)
Other income (expense), net	(319)	907	10,424	—	11,012
Intercompany charges	80,026	(77,524)	(2,502)	—	—
Income (loss) before income taxes	(21,852)	(87,067)	17,297	(398)	(92,020)
Provision (benefit) for income taxes	(1,570)	(13,307)	(455)	—	(15,332)
Equity income (loss) of subsidiaries	(56,406)	18,605	—	37,801	—
Net income (loss)	$(76,688)	$(55,155)	$17,752	$37,403	$(76,688)

Condensed Consolidating Statement of Operations

For the Period from August 15, 2007 to June 30, 2008

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$429,372	$180,832	$(5,213)	$604,991
Cost of sales	—	253,291	104,857	(5,195)	352,953
Gross profit	—	176,081	75,975	(18)	252,038
Selling, general and administrative costs	15,584	66,265	39,237	—	121,086
Research and development costs	—	40,097	29,801	—	69,898
Amortization of acquired intangibles	—	63,477	9,599	—	73,076
Acquired in-process R&D costs	—	21,820	3,155	—	24,975
Going Private Transaction expenses	32,493	—	—	—	32,493
Operating income (loss)	(48,077)	(15,578)	(5,817)	(18)	(69,490)

Other income (expense):
Interest expense	(74,563)	(95)	—	—	(74,658)
Other income (expense), net	1,943	147	2,527	—	4,617
Intercompany charges	81,994	(80,482)	(1,512)	—	—
Income (loss) from continuing operations before income taxes	(38,703)	(96,008)	(4,802)	(18)	(139,531)
Provision (benefit) for income taxes	(11,525)	(28,589)	1,187	—	(38,927)
Income (loss) from continuing operations	(27,178)	(67,419)	(5,989)	(18)	(100,604)
Loss from discontinued operations, net of tax	—	(4,821)	—	—	(4,821)
Equity income (loss) of subsidiaries	(78,247)	(5,712)	—	83,959	—
Net income (loss)	$(105,425)	$(77,952)	$(5,989)	$83,941	$(105,425)

Condensed Consolidating Statement of Operations

For the Period from July 1, 2007 to August 14, 2007

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$25,858	$12,809	$(446)	$38,221
Cost of sales	—	15,066	8,074	(279)	22,861
Gross profit	—	10,792	4,735	(167)	15,360
Selling, general and administrative costs	3,892	7,571	7,568	—	19,031
Research and development costs	—	5,526	6,652	—	12,178
Amortization of acquired intangibles	—	601	1,091	—	1,692
Going Private Transaction expenses	3,717	—	—	—	3,717
Operating income (loss)	(7,609)	(2,906)	(10,576)	(167)	(21,258)

Other income (expense):
Interest expense	(261)	(14)	—	—	(275)
Other income (expense), net	157	27	110	—	294
Intercompany charges	5,544	(5,109)	(435)	—	—
Income (loss) from continuing operations before income taxes	(2,169)	(8,002)	(10,901)	(167)	(21,239)
Provision (benefit) for income taxes	(853)	(3,145)	(2,833)	—	(6,831)
Income (loss) from continuing operations	(1,316)	(4,857)	(8,068)	(167)	(14,408)
Loss from discontinued operations, net of tax	—	(2,508)	—	—	(2,508)
Equity income (loss) of subsidiaries	(15,600)	(7,814)	—	23,414	—
Net income (loss)	$(16,916)	$(15,179)	$(8,068)	$23,247	$(16,916)

Condensed Consolidating Balance Sheet

As of June 30, 2010

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$75,187	$(3,821)	$29,297	$—	$100,663
Accounts receivable, net	—	88,051	53,544	—	141,595
Inventories	—	94,669	33,209	(1,310)	126,568
Deferred income taxes	4,939	23,224	(145)	—	28,018
Prepaid expenses and other current assets	3,046	2,840	5,097	—	10,983
Total current assets	83,172	204,963	121,002	(1,310)	407,827

Property, plant and equipment, net	12,491	69,150	20,021	—	101,662
Non-current marketable securities, net	9,769	—	—	—	9,769
Deferred financing costs, net	20,983	—	—	—	20,983
Other assets	13,634	6,385	1,799	—	21,818
Intangible assets with definite lives, net	—	207,849	30,464	—	238,313
Intangible assets with indefinite lives	—	85,404	24,490	—	109,894
Goodwill	(10)	404,632	41,252	—	445,874
Total assets	$140,039	$978,383	$239,028	$(1,310)	$1,356,140

Liabilities and Stockholder’s Equity
Current liabilities:
Current portion of long-term debt	$21,457	$360	$—	$—	$21,817
Accounts payable	4	14,376	14,423	—	28,803
Advanced payments by customers and deferred revenue	—	19,091	11,650	—	30,741
Income taxes payable	969	43	3,603	—	4,615
Accrued payroll expenses	2,198	18,834	2,050	—	23,082
Accrued expenses and other current liabilities	33,904	12,598	12,315	—	58,817
Total current liabilities	58,532	65,302	44,041	—	167,875

Long-term debt	879,645	385	—	—	880,030
Deferred income taxes	15,835	109,570	13,444	—	138,849
Defined benefit plan obligations	5,763	—	—	—	5,763
Other long-term liabilities	1,595	8,303	2,741	—	12,639
Intercompany investment	(287,515)	60,154	227,361	—	—
Intercompany receivable/payable	(842,950)	878,174	(34,740)	(484)	—
Total liabilities	(169,095)	1,121,888	252,847	(484)	1,205,156

Stockholder’s equity:	309,134	(143,505)	(13,819)	(826)	150,984
Total liabilities and stockholder’s equity	$140,039	$978,383	$239,028	$(1,310)	$1,356,140

Condensed Consolidating Balance Sheet

As of June 30, 2009

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$31,221	$(15)	$26,542	$—	$57,748
Accounts receivable, net	—	86,530	43,899	—	130,429
Inventories	—	103,674	32,827	(898)	135,603
Deferred income taxes	3,452	25,681	6,031	—	35,164
Prepaid expenses and other current assets	2,623	2,542	4,773	—	9,938
Total current assets	37,296	218,412	114,072	(898)	368,882

Property, plant and equipment, net	12,720	67,624	20,563	—	100,907
Non-current marketable securities, net	17,677	—	—	—	17,677
Deferred financing costs, net	25,754	—	—	—	25,754
Other assets	12,551	2,243	631	—	15,425
Intangible assets with definite lives, net	—	253,225	39,328	—	292,553
Intangible assets with indefinite lives	—	85,404	26,862	—	112,266
Goodwill	(10)	388,913	39,230	—	428,133
Total assets	$105,988	$1,015,821	$240,686	$(898)	$1,361,597

Liabilities and Stockholder’s Equity
Current liabilities:
Current portion of long-term debt	$5,250	$340	$—	$—	$5,590
Accounts payable	285	20,553	15,736	—	36,574
Advanced payments by customers and deferred revenue	—	17,433	15,985	—	33,418
Income taxes payable	587	—	4,493	—	5,080
Accrued payroll expenses	1,600	15,148	2,128	—	18,876
Accrued expenses and other current liabilities	25,418	11,079	11,441	—	47,938
Total current liabilities	33,140	64,553	49,783	—	147,476

Long-term debt	883,013	745	—	—	883,758
Deferred income taxes	(11,453)	138,725	15,776	—	143,048
Defined benefit plan obligations	6,079	—	—	—	6,079
Other long-term liabilities	16,825	1,271	3,380	—	21,476
Intercompany investment	(268,635)	41,022	227,613	—	—
Intercompany receivable/payable	(880,752)	902,126	(20,891)	(483)	—
Total liabilities	(221,783)	1,148,442	275,661	(483)	1,201,837

Stockholder’s equity:	327,771	(132,621)	(34,975)	(415)	159,760
Total liabilities and stockholder’s equity	$105,988	$1,015,821	$240,686	$(898)	$1,361,597

Condensed Consolidating Statement of Cash Flows

For the Year Ended June 30, 2010

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$(12,269)	$12,212	$35,006	$(47,218)	$(12,269)
Changes in operating assets and liabilities and non-cash items included in net income (loss)	53,416	(888)	(5,426)	47,218	94,320
Net cash provided by (used in) operating activities	41,147	11,324	29,580	—	82,051
Cash flows from investing activities:
Payment for purchase of businesses, net of cash acquired	(17,113)	—	(2,700)	—	(19,813)
Capital expenditures	(467)	(15,681)	(4,867)	—	(21,015)
Proceeds from sale of marketable securities	8,580	—	—	—	8,580
Proceeds from the sale of property, plant and equipment	—	891	594	—	1,485
Intercompany return on investment	20,154	—	(20,154)	—	—
Other, net	(385)	—	—	—	(385)
Net cash provided by (used in) investing activities	10,769	(14,790)	(27,127)	—	(31,148)
Cash flows from financing activities:
Debt repayments	(5,250)	(340)	—	—	(5,590)
Net cash provided by (used in) financing activities	(5,250)	(340)	—	—	(5,590)
Effect of exchange rate changes on cash and cash equivalents	—	—	(2,398)	—	(2,398)
Net increase (decrease) in cash and cash equivalents	46,666	(3,806)	55	—	42,915
Cash and cash equivalents at beginning of period	31,221	(15)	26,542	—	57,748
Cash and cash equivalents at end of period	$77,887	$(3,821)	$26,597	$—	$100,663

Condensed Consolidating Statement of Cash Flows

For the Year Ended June 30, 2009

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$(76,688)	$(55,155)	$17,752	$37,403	$(76,688)
Changes in operating assets and liabilities and non-cash items included in net income (loss)	70,094	70,023	28,431	(37,403)	131,145
Net cash provided by (used in) operating activities	(6,594)	14,868	46,183	—	54,457
Cash flows from investing activities:
Payment for purchase of businesses, net of cash acquired	(18,935)	—	—	—	(18,935)
Capital expenditures	(11)	(13,377)	(5,329)	—	(18,717)
Proceeds from the sale of property, plant and equipment	—	1,197	242	—	1,439
Intercompany return on investment	23,066	—	(23,066)	—	—
Net cash provided by (used in) investing activities	4,120	(12,180)	(28,153)	—	(36,213)
Cash flows from financing activities:
Debt repayments	(5,250)	(324)	—	—	(5,574)
Debt financing costs	(340)	—	—	—	(340)
Net cash provided by (used in) financing activities of continuing operations	(5,590)	(324)	—	—	(5,914)
Effect of exchange rate changes on cash and cash equivalents	—	—	(8,731)	—	(8,731)
Net increase (decrease) in cash and cash equivalents	(8,064)	2,364	9,299	—	3,599
Cash and cash equivalents at beginning of period	39,285	(2,379)	17,243	—	54,149
Cash and cash equivalents at end of period	$31,221	$(15)	$26,542	$—	$57,748

Condensed Consolidating Statement of Cash Flows

For the Period from August 15, 2007 to June 30, 2008

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$(105,425)	$(77,952)	$(5,989)	$83,941	$(105,425)
Loss from discontinued operations, net of tax	—	4,821	—	—	4,821
Income (loss) from continuing operations	(105,425)	(73,131)	(5,989)	83,941	(100,604)
Changes in operating assets and liabilities and non-cash items included in net income (loss)	95,482	88,036	15,223	(83,941)	114,800
Net cash provided by (used in) continuing operations	(9,943)	14,905	9,234	—	14,196
Net cash provided by (used in) discontinued operations	—	(5,286)	—	—	(5,286)
Net cash provided by (used in) operating activities	(9,943)	9,619	9,234	—	8,910
Cash flows from investing activities:
Acquisition of Predecessor Entity, net of cash acquired	(1,128,915)	(2,593)	13,215	—	(1,118,293)
Payment for purchase of businesses, net of cash acquired	(11,145)	—	—	—	(11,145)
Capital expenditures	(142)	(9,386)	(3,651)	—	(13,179)
Proceeds from the sale of property, plant and equipment	—	52	177	—	229
Purchase of marketable securities	(631,805)	—	—	—	(631,805)
Proceeds from sale of marketable securities	611,853	—	—	—	611,853
Net cash provided by (used in) investing activities of continuing operations	(1,160,154)	(11,927)	9,741	—	(1,162,340)
Net cash provided by (used in) discontinued operations	—	(36)	—	—	(36)
Net cash provided by (used in) investing activities	(1,160,154)	(11,963)	9,741	—	(1,162,376)
Cash flows from financing activities:
Proceeds from issuance of common stock	378,350	—	—	—	378,350
Borrowings under debt agreements	870,000	—	—	—	870,000
Debt repayments	(5,746)	(35)	(302)	—	(6,083)
Debt financing costs	(33,222)	—	—	—	(33,222)
Amounts paid for withholding taxes on stock option exercises	(14,142)	—	—	—	(14,142)
Withholding taxes collected for stock option exercises	14,142	—	—	—	14,142
Net cash provided by (used in) financing activities of continuing operations	1,209,382	(35)	(302)	—	1,209,045
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,430)	—	(1,430)
Net increase (decrease) in cash and cash equivalents	39,285	(2,379)	17,243	—	54,149
Cash and cash equivalents at beginning of period	—	—	—	—	—
Cash and cash equivalents at end of period	$39,285	$(2,379)	$17,243	$—	$54,149

Condensed Consolidating Statement of Cash Flows

For the Period from July 1, 2007 to August 14, 2007

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$(16,916)	$(15,179)	$(8,068)	$23,247	$(16,916)
Loss from discontinued operations, net of tax	—	2,508	—	—	2,508
Income (loss) from continuing operations	(16,916)	(12,671)	(8,068)	23,247	(14,408)
Changes in operating assets and liabilities and non-cash items included in net income (loss)	23,110	12,708	13,591	(23,247)	26,162
Net cash provided by (used in) continuing operations	6,194	37	5,523	—	11,754
Net cash provided by (used in) discontinued operations	—	(461)	—	—	(461)
Net cash provided by (used in) operating activities	6,194	(424)	5,523	—	11,293
Cash flows from investing activities:
Capital expenditures	(249)	(587)	(252)	—	(1,088)
Purchase of marketable securities	(53,828)	—	—	—	(53,828)
Proceeds from sale of marketable securities	63,328	—	—	—	63,328
Net cash provided by (used in) investing activities of continuing operations	9,251	(587)	(252)	—	8,412
Net cash provided by (used in) discontinued operations	—	(6)	—	—	(6)
Net cash provided by (used in) investing activities	9,251	(593)	(252)	—	8,406
Cash flows from financing activities:
Debt repayments	(26)	(3)	—	—	(29)
Debt financing costs	(477)	—	—	—	(477)
Excess tax benefits from share based compensation arrangements	12,542	—	—	—	12,542
Proceeds from the exercise of stock options and warrants	583	—	—	—	583
Amounts paid for withholding taxes on stock option exercises	(56)	—	—	—	(56)
Withholding taxes collected for stock option exercises	56	—	—	—	56
Net cash provided by (used in) financing activities of continuing operations	12,622	(3)	—	—	12,619
Effect of exchange rate changes on cash and cash equivalents	—	—	178	—	178
Net increase (decrease) in cash and cash equivalents	28,067	(1,020)	5,449	—	32,496
Cash and cash equivalents at beginning of period	6,807	(1,573)	7,766	—	13,000
Cash and cash equivalents at end of period	$34,874	$(2,593)	$13,215	$—	$45,496

22.      Subsequent Events

Registration Statement Filing

On July 9, 2010, our parent corporation, Aeroflex Holding Corp., filed an amended registration statement with the SEC relating to the proposed initial public offering of its common stock. The offered shares are expected to be sold by Aeroflex Holding Corp. and, as selling stockholder, VGG Holding LLC.

Acquisition of Advanced Control Components, Inc.

On August 31, 2010, we acquired 100% of the stock of Advanced Control Components, Inc., or ACC, with the payment of $19.2 million, which was net of a preliminary working capital adjustment, made at closing.  The purchase price is subject to a working capital adjustment if the adjusted net working capital at the date of closing is less than the target set forth in the purchase agreement.  ACC, located in Eatontown, New Jersey, designs, manufacturers and markets a wide range of RF and microwave products for the military, civilian radar, scientific and communications markets. ACC is included in our Microelectronic Solutions segment.  On a pro forma basis, had this acquisition taken place as of the beginning of the periods presented, our results of operations for those periods would not have been materially affected.

23.      Quarterly Financial Data (Unaudited):

(In thousands)

	Quarter				Year Ended
2010	First	Second	Third	Fourth	June 30,

Net sales	$130,116	$166,739	$168,435	$189,758	$655,048
Gross profit	64,994	86,594	90,297	100,944	342,829
Income (loss) from continuing operations	(20,543)	(10,614)	2,856	16,032	(12,269)

	Quarter				Year Ended
2009	First	Second	Third	Fourth	June 30,

Net sales	$140,845	$156,815	$139,439	$162,237	$599,336
Gross profit	67,359	73,159	66,605	77,982	285,105
Income (loss) from continuing operations	(6,897)	(4,107)	(13,734)	(51,950)	(76,688)

Note:  We do not present per share data as we currently only have one shareholder.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Our disclosure controls and procedures under the Securities Exchange Act of 1934, as amended, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Principal

Executive Officer and the Principal Financial Officer, with the assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2010 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting under the Securities Exchange Act of 1934, as amended.  Our system of internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of the consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

Our management, under the supervision of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2010.  In making this assessment, we used the framework included in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of June 30, 2010.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to a permanent exemption for non-accelerated filers from the internal control audit requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information regarding our board of directors, the board of directors of the parent and the board of managers of the parent LLC.  In addition, the table sets forth information regarding our senior management.

Name	Age	Position
Leonard Borow	62	President and Chief Executive Officer, member of our board of directors, the board of directors of the parent and the board of managers of the parent LLC
John Buyko	50	Executive Vice President and President of Aeroflex Microelectronic Solutions, member of our board of directors
John Adamovich, Jr.	57	Senior Vice President, Chief Financial Officer, and Secretary
Edward Wactlar	64	Senior Vice President and General Counsel
Charles Badlato	51	Vice-President — Treasurer and Assistant Secretary
Carl Caruso	66	Vice-President — Manufacturing
Robert B. McKeon	56	Chairman of our board of directors, the board of directors of the parent and the board of managers of the parent LLC
Hugh Evans	42	Member of our board of directors, the board of directors of the parent and the board of managers of the parent LLC
Ramzi M. Musallam	41	Member of our board of directors, the board of directors of the parent and the board of managers of the parent LLC
Prescott H. Ashe	43	Member of the board of directors of the parent and the board of managers of the parent LLC
Joe Benavides	39	Member of the board of directors of the parent and the board of managers of the parent LLC
Bradley J. Gross	37	Member of the board of directors of the parent and the board of managers of the parent LLC
John D. Knoll	39	Member of the board of directors of the parent and the board of managers of the parent LLC

Leonard Borow is our President and Chief Executive Officer. He has been employed by us in various executive positions since 1989. He has been President and Chief Executive Officer of the parent since October 2007, Chief Executive Officer of Aeroflex since August 2007, President since August 2005, Chief Operating Officer since October 1991 and a member of our board of directors since November 1992. Mr. Borow has served as a member of the board of directors of the parent and the board of managers of the parent LLC since August 2007. From February 2004 until August 2005, Mr. Borow was one of our Vice Chairmen, and from October 1991 until February 2004, Mr. Borow was our Executive Vice President. Prior to joining us, Mr. Borow was President of Comstron Corporation, a manufacturer of fast switching frequency synthesizers and components, which we acquired in November 1989. Mr. Borow was selected to serve as one of our directors because he is our Chief Executive Officer and has extensive knowledge of our business and historical development. Mr. Borow has important relationships with our major customers and has been a significant contributor to the expansion of our business through both organic growth and acquisitions.

John Buyko is our Executive Vice President and President of our AMS division. He has been employed by us in various executive positions since January 1991. He has been Executive Vice President of Aeroflex since August 2007, Executive Vice President since December 2006, Vice President since August 2005 and President of our AMS division since September 2001.  From December 1998 until September 2001, Mr. Buyko was Senior Vice President—Marketing and Sales of our AMS division. Mr. Buyko was selected to serve as one of our directors because he is our Executive Vice President and President of our AMS division and has extensive knowledge of our business and historical development.  Mr. Buyko has important relationships with our major customers and has been a significant contributor to the expansion of our business through both organic growth and acquisitions.  Mr. Buyko has also served as a member of our board of directors since August 2007. Mr. Buyko is also a member of the Board of Directors of IceMOS Technology LTD, a privately owned, developer and supplier of high quality thick film bonded SOI (Silicon On Insulator) wafers with which we have a licensing agreement.

John Adamovich, Jr. is Senior Vice President, Chief Financial Officer of Aeroflex and Secretary. He has been employed by us in various executive positions since 2005. He has been Chief Financial Officer of the parent since October 2007, our Senior Vice President and Chief Financial Officer since November 2005 and Secretary since August 2007. From November 2004 until May 2005, Mr. Adamovich was employed by Rainbow Media Enterprises, a subsidiary of Cablevision Systems Corporation, as its Executive Vice President and Chief Financial Officer. From January 1998 until November 2004, Mr. Adamovich was employed by Pall Corporation as its Group Vice President, Treasurer and Chief Financial Officer. From July 1975 until December 1997, Mr. Adamovich was employed by KPMG LLP, becoming a partner in 1986.

Edward Wactlar is our Senior Vice President and General Counsel.  He has been employed by us since July 2010. After graduating from Syracuse University College of Law in June 1970, and serving as a confidential law clerk for the Justices of the Appellate Division, Third Department, from August 1970 until June 1971, Mr. Wactlar was actively engaged in the private practice of law for nearly 40 years. From December 1980 through October 2006 as a partner in Blau, Kramer, Wactlar & Lieberman, P.C, and its successor, Kramer, Coleman, Wactlar & Lieberman, P. C., and from October 2006 to July 2010 as a partner in Moomjian, Waite, Wactlar & Coleman, L.L.P, Mr. Wactlar has represented Aeroflex and its subsidiaries in various legal matters for the past 30 years.

Charles Badlato is our Vice President - Treasurer and Assistant Secretary. He has been employed by us in various positions since 1987. He has been Vice President - Treasurer and Assistant Secretary of Aeroflex since April 2010, Vice President since February 2004 and Treasurer since February 1994. From December 1987 until February 1994, Mr. Badlato was employed by us in various financial positions. From May 1981 until December 1987, Mr. Badlato was employed by various certified public accounting firms, most recently as an audit manager with Touche Ross & Co. (now known as Deloitte & Touche).

Carl Caruso is our Vice President - Manufacturing. He has been employed by us in various positions since 1989. He has been Vice President - Manufacturing of Aeroflex since April 2010, Vice President — Manufacturing  since February 1997 and Vice President of Aeroflex Plainview, Inc. since November 1989. Prior to joining us, Mr. Caruso was Vice President of Comstron Corporation, which we acquired in November 1989.

Robert B. McKeon has served as the Chairman of our board of directors, the board of directors of the parent and the board of managers of the parent LLC since August 2007. Mr. McKeon is the Founder, Chairman, and Managing Partner of Veritas Capital, a New York-based private equity investment firm he formed in 1992. Prior to forming Veritas in 1992, Mr. McKeon served as the Chairman of Wasserstein Perella Management Partners and was a founding partner of Wasserstein Perella & Co. in 1988. Mr. McKeon was instrumental in raising and managing Wasserstein’s $1.1 billion private equity fund. Mr. McKeon currently serves as Chairman of the Board of Vangent, Inc., and Global Tel*Link Corporation, and he served as the Chairman of the Board of DynCorp International Inc. from March 2005 to July 2010. Mr. McKeon is a member of the Council on Foreign Relations, The Bretton Woods Committee, and the Center for Strategic & International Studies. Mr. McKeon holds a B.S. from Fordham University and an M.B.A. from Harvard Business School. Mr. McKeon was selected to serve as one of our directors because he is the Founder and Chairman of our largest beneficial holder and has extensive experience and familiarity with us since the 2007 Going Private Transaction. In addition, he has extensive experience in financing, private equity investment and board service.

Hugh Evans has served as a member of our board of directors, the board of directors of the parent and the board of managers of the parent LLC since August 2007. Mr. Evans is a Partner at Veritas Capital. Prior to joining Veritas in 2005, Mr. Evans was a Partner at Falconhead Capital, a middle market private equity firm. While at Falconhead, Mr. Evans was a member of the firm’s investment committee. Prior to Falconhead, Mr. Evans was a Principal at Stonington Partners. Mr. Evans began his private equity career in 1992 at Merrill Lynch Capital Partners, the predecessor firm of Stonington, which was a wholly owned subsidiary of Merrill Lynch. Mr. Evans holds an A.B. from Harvard University and an M.B.A. from the University of Chicago Graduate School of Business. Mr. Evans was selected to serve as one of our directors because he is a Partner of our largest beneficial holder and has extensive experience and familiarity with us since the 2007 Going Private Transaction. In addition, he has extensive experience in financing, private equity investment and board service.

Ramzi M. Musallam has served as a member of our board of directors, the board of directors of the parent and the board of managers of the parent LLC since August 2007. Mr. Musallam is a Partner at Veritas Capital, which he has been associated with since 1997. He is a member of the boards of directors of Vangent, Inc., and several private companies and was a member of the board of directors of DynCorp International Inc. from February 2005 to July 2010. Mr. Musallam holds a B.A. from Colgate University with a major in Economics and Mathematics and an M.B.A. from the University of Chicago Booth School of Business. Mr. Musallam was selected to serve as one of our directors because he is a partner of our largest beneficial holder and has extensive experience and familiarity with us since the 2007 Going Private Transaction. In addition, he has extensive experience in financing, private equity investment and board service.

Prescott H. Ashe has served as a member of the board of directors of the parent and the board of managers of the parent LLC since August 2007. Mr. Ashe has been a Managing Director of Golden Gate Capital since 2000. Prior to joining Golden Gate Capital, Mr. Ashe was an investment professional at Bain Capital, which he initially joined in 1991. Prior to joining Bain Capital, Mr. Ashe was a consultant at Bain & Company. He is currently a director of several private companies in which Golden Gate Capital is an investor. Mr. Ashe holds a B.S. in Business Administration from the University of California at Berkeley and a J.D. from Stanford Law School.

Joe Benavides has served as a member of the board of directors of the parent and the board of managers of the parent LLC since August 2007. Mr. Benavides is a Principal at Veritas Capital. Prior to joining Veritas in 2007, Mr. Benavides was a Managing Director at The Blackstone Group. Prior to joining Blackstone in 2004, Mr. Benavides was a Vice President in the Financial Sponsors Group at Credit Suisse. Mr. Benavides holds a B.S. in Economics with a concentration in Finance from the Georgia Institute of Technology and an M.B.A. in  Finance from The Wharton School of the University of Pennsylvania.

Bradley J. Gross has served as a member of the board of directors of the parent and the board of managers of the parent LLC since August 2007. Mr. Gross has been a Managing Director in the Principal Investment Area of Goldman, Sachs & Co. since 2007, where he has led and executed investments in a wide range of industries, including aerospace, consumer products, retail, healthcare, and financial institutions. Mr. Gross also has experience investing both within and outside the U.S., including positions in both the Hong Kong and Tokyo offices of Goldman, Sachs & Co. He first joined Goldman, Sachs & Co. in 1995. He currently serves on the board of directors of Griffon Corporation, Capmark Financial Group, Cequel Communications, LLC and several other private companies in which Goldman, Sachs & Co. is an investor. Mr. Gross holds a B.A. from Duke University and an M.B.A. from the Stanford University Graduate School of Business.

John D. Knoll has served as a member of the board of directors of the parent and the board of managers of the parent LLC since August 2007. Mr. Knoll is a Managing Director of Golden Gate Capital, which he joined in 2000. Mr. Knoll’s primary focus is on the broader electronics sector, including semiconductor devices and equipment, electronic manufacturing, and technology end markets including enterprise hardware, telecommunications services and equipment, aerospace and defense, and test and measurement devices. Prior to joining Golden Gate Capital, Mr. Knoll spent a year as Product Manager at Covad Communications. Prior to Covad Communications, Mr. Knoll spent four years as a Consultant with Bain & Company, where he worked in technology, media, telecommunications, and the private equity advisory group. Mr. Knoll is currently a director of several of Golden Gate Capital’s technology portfolio companies. Mr. Knoll holds a B.S. and M.S. in Industrial Engineering from Stanford University and an M.B.A. from the Stanford Graduate School of Business.

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

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

On August 15, 2007, the date of the Going Private Transaction, we ceased being a public company subject to the rules of the SEC and NASDAQ, our principal trading market. Prior to that date, we had a compensation committee of our board of directors composed solely of independent directors that was responsible for the decisions regarding executive compensation.

Subsequent to the Going Private Transaction, our new board of directors became responsible for the oversight of our executive compensation programs and policies. Our board of directors is composed of three non-employee directors and two executive officers. The executive officers on the board of directors are excluded from the decision making process with respect to themselves. Determinations made by our board of directors with respect to executive compensation matters are generally reviewed by the board of directors of the parent. Responsibilities of the board of directors with respect to executive compensation include the suggestion, review and approval of the following items:

•        Executive compensation strategy and philosophy;

•        Compensation arrangements for executive management, including salary and bonus;

•        Design and implementation of our equity incentive program;

•        Executive benefits and perquisites; and

•        Any other executive compensation or benefit related items.

General Policies

Our compensation programs are intended to enable us to attract, motivate, reward and retain the management talent required to achieve our corporate objectives, and thereby increase shareholder value. The board of directors considers that executive compensation should not only be competitive in amount, but also be closely aligned with the long-term interests of the stockholders which the board of directors represents while encouraging long-term executive retention. It is our policy to provide incentives to our senior management to achieve both short-term and long-term objectives and to reward exceptional performance and contributions to the development of our business. To attain these objectives, our executive compensation program includes a competitive base salary, an incentive cash bonus and equity-based compensation.

From time to time, the board of directors may utilize the services of independent consultants to perform analyses and to make recommendations to the board of directors relative to executive compensation matters. During fiscal 2010, the board of directors was not advised by a compensation consultant regarding compensation matters. No compensation consultant is paid on a retainer basis. The recommendations of the Chief Executive Officer are also solicited by the board of directors with respect to compensation for named executives other than the Chief Executive Officer. “Named executives” refers to those executive officers named on the Summary Compensation Table that immediately follows this discussion.

Base Salary

Each of the named executives is a party to an employment agreement with us. We entered into employment agreements with Messrs. Borow and Buyko in 2007 in connection with the Going Private Transaction. We entered into an employment agreement with Mr. Adamovich in 2005 upon the commencement of his employment with us, and we entered into employment agreements with Messrs. Badlato and Caruso in 2003.

Each of these employment agreements provides for an initial base salary and a yearly salary adjustment. The base salary of each named executive officer, as set forth in their respective employment agreements, was determined with the goal of providing compensation that is competitive with the compensation of executives in similar positions. Factors that influenced the assessment of competitiveness included the executive officer’s level of responsibility and experience, individual performance and vulnerability to recruitment by other companies. Under the terms of the applicable agreement, the yearly salary adjustment for Messrs. Borow and Buyko is determined by our board of directors. In addition, the yearly salary adjustment for Mr. Adamovich equals a standard cost-of-living increase, and the yearly salary adjustment for Messrs. Caruso and Badlato is determined by our board of directors in an amount that is not less than a standard cost-of-living increase. Since the Going Private Transaction, each yearly adjustment to each executive officer’s base salary has been intended to equal the amount of the cost-of-living increase. There were no salary increases in fiscal 2010 for our named executive officers.

Incentive Bonus

The purpose of our incentive bonuses is to reward participating executives for achieving our annual goals, which in turn promotes the board of directors’ long-term goal of enhancing shareholder value. The board of directors uses Adjusted EBITDA, as defined in the credit agreement governing our senior secured credit facility, to measure our performance. Adjustments to EBITDA permitted by the credit agreement governing our senior secured credit facility include stock-based compensation, certain expenses related to the Going Private Transaction, advisory fees paid to the Sponsors, certain adjustments arising solely as a result of the Going Private Transaction and the impact of fair value adjustments of our assets and liabilities, business acquisition expenses, restructuring costs and impairment of goodwill and other intangibles. Messrs. Borow and Buyko each receive, pursuant to their employment agreements entered into in connection with the Going Private Transaction, an annual bonus of between 50% and 150% of his base salary based upon our achievement of certain Adjusted EBITDA targets established by our board of directors. For fiscal 2010, Mr. Adamovich will receive, pursuant to an amendment to his employment agreement entered into in September 2009, an annual bonus of between 33.33% and 100% of his base salary based upon our achievement of the Adjusted EBITDA target established for Messrs. Borow and Buyko.

At the beginning of each fiscal year, our board of directors establishes an Adjusted EBITDA target based on management projections. Pursuant to the employment agreements that provide for incentive bonuses, the threshold Adjusted EBITDA that provides for the minimum incentive bonus award and the maximum Adjusted EBITDA that provides for the maximum bonus award are $10 million less and $10 million more than the target Adjusted EBITDA. Messrs. Borow and Buyko will each receive a bonus of 100% of base salary if the target Adjusted EBITDA is achieved, 50% of base salary if the threshold Adjusted EBITDA is achieved, and 150% of base salary if the maximum Adjusted EBITDA is achieved or exceeded. Pursuant to the employment agreement amendment referenced above, Mr. Adamovich will receive a bonus for fiscal 2010 of 66.67% of base salary if the target Adjusted EBITDA is achieved, 33.33% of base salary if the threshold Adjusted EBITDA is achieved and 100% of base salary if the maximum Adjusted EBITDA is achieved or exceeded.

For each named executive officer entitled to an incentive bonus, a sliding scale is used to calculate the bonus when the actual Adjusted EBITDA in a fiscal year is between the threshold Adjusted EBITDA and the maximum Adjusted EBITDA. This sliding scale is based on the difference between the actual Adjusted EBITDA and the target Adjusted EBITDA, or the Adjusted EBITDA Difference.

In the case of Messrs. Borow and Buyko, if the actual Adjusted EBITDA is between the threshold Adjusted EBITDA and the target Adjusted EBITDA, then the bonus is equal to the base salary times (i) 100% minus (ii) 50% times the Adjusted EBITDA Difference divided by $10 million. Similarly, if the actual Adjusted EBITDA is above the target Adjusted EBITDA but below the maximum Adjusted EBITDA, then the bonus is equal to the base salary times (i) 100% plus (ii) 50% times the Adjusted EBITDA Difference divided by $10 million.

In the case of Mr. Adamovich, if the actual Adjusted EBITDA is above the threshold Adjusted EBITDA but below the target Adjusted EBITDA, then the bonus is equal to the base salary times (i) 66.67% minus (ii) 33.33% times the Adjusted EBITDA Difference divided by $10 million. Similarly, if the actual Adjusted

EBITDA is above the target Adjusted EBITDA but below the maximum Adjusted EBITDA, then the bonus is equal to the base salary times (i) 66.67% plus (ii) 33.33% of the Adjusted EBITDA Difference divided by $10 million.

Our board of directors believes these Adjusted EBITDA targets are aggressive but achievable, requiring strong performance and execution.

For fiscal 2010, the target Adjusted EBITDA was $156 million, the threshold Adjusted EBITDA was $146 million and the maximum Adjusted EBITDA was $166 million. The actual Adjusted EBITDA was above the maximum Adjusted EBITDA target at $166.1 million. Accordingly, the incentive bonuses were based on the maximum payable. Each of Messrs. Borow and Buyko were entitled to an incentive bonus in the amount of his base salary increased by 50%. For fiscal 2010, Mr. Borow’s base salary was $555,000, so he is entitled to receive an incentive bonus in the amount of $832,500.  Similarly, for fiscal 2010, Mr. Buyko’s base salary was $450,000. Accordingly, he is entitled to receive an incentive bonus in the amount of $675,000. For fiscal 2010, Mr. Adamovich’s base salary was $440,000.  Accordingly, he is entitled to receive an incentive bonus in the amount of $440,000, or 100% of his base salary.   For more information about the bonus awards granted in recent years, see “—Summary Compensation Table”.

For fiscal 2009, the target Adjusted EBITDA was $142 million, the threshold Adjusted EBITDA was $132 million and the maximum Adjusted EBITDA was $152 million. The actual Adjusted EBITDA was between the threshold and maximum Adjusted EBITDA targets at $145.3 million. Accordingly, the incentive bonuses were based on a sliding scale. Each of Messrs. Borow and Buyko were entitled to an incentive bonus in the amount of his base salary increased by 16.7%, equivalent to 50% of $3.3 million divided by $10 million, where $3.3 million is the difference between the actual Adjusted EBITDA of $145.3 million and the target Adjusted EBITDA of $142 million. For fiscal 2009, Mr. Borow’s base salary was $550,507, so he was entitled to receive an incentive bonus in the amount of $642,442, or his base salary of $550,507 plus $91,935, or 116.7% of his base salary. Similarly, for fiscal 2009, Mr. Buyko’s base salary was $472,816. Accordingly, he was entitled to receive an incentive bonus in the amount of $551,776, or his base salary of $472,816 plus $78,960, or 116.7% of his base salary. However, for fiscal 2009, each of Messrs. Borow and Buyko agreed to accept bonus awards of $475,000 and $400,000, respectively, and forego the balance. For more information about the bonus awards granted in recent years, see “—Summary Compensation Table”.

Annual Bonus

Pursuant to their employment agreements, Messrs. Badlato and Caruso receive discretionary annual bonuses as determined by our board of directors. Additionally, prior to September 2009 when his employment agreement was amended, Mr. Adamovich also received discretionary annual bonuses as determined by our board of directors. In setting the amount of these discretionary annual bonuses, our board of directors considers factors including the recommendations of our Chief Executive Officer, the achievement of Adjusted EBITDA targets and the respective individual’s performance. The final allocation of bonuses with respect to fiscal 2010 has not been determined as of the date of this filing.  The final determination is expected to occur in October 2010. For fiscal 2009, our board of directors granted annual bonuses to each of Messrs. Adamovich, Caruso, and Badlato in an amount of approximately 70% of his respective bonus in the prior year. The decision to grant bonuses in these amounts was primarily influenced by the decisions of each of Messrs. Borow and Buyko to forego a portion of his respective earned incentive bonus and accept a bonus that amounted to approximately 70% of his respective bonus for the prior year. For more detail about annual bonus awards, see “—Summary Compensation Table”.

Parent LLC Class A Membership Interests

In connection with the Going Private Transaction, certain members of management were invited to invest in parent LLC, which owns all of the common stock of our parent. This permits the executives to share in the increase in our value and is intended to focus their efforts on our long-term results. The primary equity interest in the parent LLC are the Class A membership interests, of which a substantial controlling interest is owned by the Sponsors. The Class A membership interests include a special distribution of up to 50% of management’s investment pursuant to the limited liability company operating agreement, providing a special incentive to management not available to the Sponsors. As a group, management owns 2.5% of the Class A membership interests.

Parent LLC Class B Membership Interests

Certain members of our management have been granted Class B membership interests and certain members of our management and employees have been granted Class B-1 membership interests in the parent LLC. Pursuant to the terms of the limited liability company operating agreement governing the parent LLC, the holders of Class B membership interests and B-1 membership interests are entitled to receive a percentage of all distributions, if any, made by the parent LLC after (x) the holders of the Class A membership interests in the parent LLC, including the Sponsors, have received a return of their invested capital plus a 12% per annum internal rate of return (compounded annually) on their invested capital and (y) certain members of our management that received Class A interests for their capital contributions to the parent LLC have received a special distribution in the aggregate amount of approximately $3.2 million, together with a 12% per annum internal rate of return (compounded annually). The Class B membership interests and the B-1 membership interests are intended to provide incentive to management and certain employees to keep focused on our long-term value. The membership interests were allocated based on the individual’s relative position and responsibilities. These Class B and B-1 membership interests are non-transferable and vest ratably over five years, which provides a retention incentive, or earlier upon a change of control. If and when fully vested, the Class B membership interests will represent 8.6% ownership in the parent LLC and the Class B-1 membership interests will represent 0.5% ownership in the parent LLC.

Aeroflex Incorporated Employees’ 401(k) Plan

Generally, all employees based in the United States, including the named executive officers, are eligible to participate in the Aeroflex 401(k) plan after they have completed six months of service. Employees contribute a portion of their salary to the 401(k) plan and, up until June 30, 2009, we matched 50% of the first eight percent of eligible salary an employee contributed to the plan. The discretionary match was reinstated as of July 1, 2010, at 40% of the first eight percent of eligible salary contributed to the plan.

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

Tax and Accounting Implications

As part of its responsibilities with respect to executive compensation, the board of directors considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which, in some circumstances, limits our tax deduction for compensation to certain individuals to $1,000,000 per year. Since we were privately held as of December 31, 2009, we are not subject to Section 162(m). In past years, when our stock was publicly traded and Section 162(m) was applicable, the relevant executives were subject to employment contract terms which required them to defer any compensation in excess of the $1,000,000 to a Deferred Compensation Plan. Such deferral would be payable to the employee upon termination of employment and under certain other circumstances. If we once again become subject to Section 162(m), we will address these limits.

Summary Compensation Table

The following table sets forth information with respect to our Chief Executive Officer, Chief Financial Officer and each of the three other most highly compensated executive officers for fiscal 2010, fiscal 2009 and fiscal 2008, in each case excluding any pre-Going Private Transaction equity based compensation.

ANNUAL COMPENSATION

								Change in
								Pension
								Value and
								Nonqualified
							Non-Equity	Deferred
					Stock	Option	Incentive Plan	Compensation	All Other
Name and Principal		Salary	Bonus		Awards	Awards	Compensation	Earnings	Compensation
Position	Year	(1)	($) (2)		($) (3)	($)	($) (4)	($) (5)	($) (6)	Total ($)

Leonard Borow	2010	$555,006	$—		$—	$—	$832,500	$—	$34,918	$1,422,424
President and Chief	2009	550,507	—		—	—	475,000	—	672,463	1,697,970
Executive Officer	2008	522,452	—		3,360,688	—	658,193	45,000	21,734,585	26,320,918

John Buyko	2010	$441,700	$—		$—	$—	$675,000	$—	$3,716	$1,120,416
Executive Vice President	2009	472,816	—		—	—	400,000	—	8,048	880,864
and President of Aeroflex Microelectronic Solutions	2008	422,467	—		2,800,573	—	532,823	—	119,050	3,874,913

John Adamovich, Jr.	2010	$443,542	$—		$—	$—	$440,000	$4,197	$212	$887,951
Senior Vice President,	2009	455,083	250,000		—	—	—	4,157	9,446	718,686
Chief Financial Officer and Secretary	2008	437,114	360,000		448,092	—	—	1,183	68,064	1,314,453

Charles Badlato	2010	$257,216	Note	(2)	$—	$—	$—	$—	$9,159	$266,375
Vice President - Treasurer	2009	254,324	$125,000		—	—	—	—	121,901	501,225
and Assistant Secretary	2008	250,546	180,000		168,034	—	—	4,257	3,167,480	3,770,317

Carl Caruso	2010	$292,660	Note	(2)	$—	$—	$—	$—	$8,862	$301,522
Vice President -	2009	311,472	$150,000		—	—	—	—	603,821	1,065,293
Manufacturing	2008	285,334	215,000		168,034	—	—	—	666,035	1,334,403

(1)          “Salary” includes contributions to our 401(k) Plan by each of the executive officers listed below for fiscal 2010, 2009 and 2008, as follows:

Name	2010	2009	2008
Leonard Borow	$22,000	$22,000	$20,500
John Buyko	15,996	16,500	15,500
John Adamovich, Jr.	21,407	21,347	29,115
Charles Badlato	13,640	28,896	15,707
Carl Caruso	17,253	25,821	19,977

(2)          The final allocation of bonuses with respect to fiscal 2010 have not been determined as of the date of this filing.  The final determination is expected to occur in October 2010.

(3)          “Stock Awards” includes the value of parent LLC Class B membership interests awarded to the named executives. The amounts disclosed for fiscal 2008 are based on the aggregate grant date fair value of the award as calculated in accordance with FASB ASC Topic 718. The Class B membership interests vest ratably over five years or earlier upon a change of control.

(4)           “Non-Equity Incentive Plan Compensation” includes incentive bonuses payable to certain executives based on operating results pursuant to their respective employment agreements. The compensation identified in this column for fiscal 2008 and 2010 was based on the achievement of an Adjusted EBITDA target, as defined by the employment agreements. For fiscal 2009, Messrs. Borow and Buyko were entitled to incentive bonuses in the amount of approximately $642,442 and $551,776, respectively. However, each of Messrs. Borow and Buyko agreed to accept $475,000 and $400,000, respectively, and forego the balance. For a detailed description of incentive bonus calculations, see “Executive Compensation—Incentive Bonus”.

(5)         “Changes in Pension Value and Non-Qualified Deferred Compensation Earnings” for fiscal 2008 does not reflect earnings on the deferred compensation balance of Mr. Borow, as his balance decreased by $35,173.

(6)         “All Other Compensation” for fiscal 2010 includes:

(i)                                     for Mr. Borow, (a) $17,300 imputed value of a leased automobile and (b) other compensation and perquisites, none of which individually exceed $10,000;

(ii)                                  for Mr. Buyko, other compensation and perquisites, none of which individually exceeded $10,000;

(iii)                               for Mr. Adamovich, other compensation and perquisites, none of which individually exceeded $10,000;

(iv)                              for Mr. Badlato, other compensation and perquisites, none of which individually exceeded $10,000; and

(v)                                 for Mr. Caruso, other compensation and perquisites, none of which individually exceeded $10,000.

“All Other Compensation” for fiscal 2009 includes:

(i)                                     for Mr. Borow, (a) interest of $433,803 for the period from June 30, 2008 on a payment due in exchange for relinquishing his change in control rights under a Supplemental Executive Retirement Plan, or SERP, that was terminated at the time of the Going Private Transaction (the payment due was reported in 2008), (b) a tax gross-up on the amount specified in (a) above of $203,195, (c) $18,691 imputed value of a leased automobile and (d) other compensation and perquisites, none of which individually exceeded $10,000;

(ii)                                  for Mr. Buyko, $8,048 in company matching funds under the Aeroflex Incorporated Employees’ 401(k) Plan;

(iii)                               for Mr. Adamovich, $9,446 in company matching funds under the Aeroflex Incorporated Employees’ 401(k) Plan;

(iv)                              for Mr. Badlato, (a) interest of $99,522 for the period from June 30, 2008 on a payment due in exchange for relinquishing his change in control rights under a SERP that was terminated at the time of the Going Private Transaction (the payment due was reported in 2008), (b) $13,248 in company matching funds under the Aeroflex Incorporated Employees’ 401(k) Plan and (c) other compensation and perquisites, none of which individually exceeded $10,000; and

(v)                                 for Mr. Caruso, (a) a one-time payment of $580,839 made in exchange for relinquishing his right to a consulting agreement at the end of his employment, (b) $13,161 in company matching funds under the Aeroflex Incorporated Employees’ 401(k) Plan and (c) other compensation and perquisites, none of which individually exceeded $10,000.

“All Other Compensation” for fiscal 2008 includes:

(i)                                     for Mr. Borow, (a) a payment for a covenant not to compete of $3,700,000 made in connection with the Going Private Transaction, (b) a one-time bonus award in connection with the Going Private Transaction of $886,590, (c) a payment of $14,085,887, including interest through June 30, 2008, due in exchange for relinquishing his change in control rights under a SERP that was terminated at the time of the Going Private Transaction, (d) a tax gross-up, on the amount specified in (c) above of $1,903,130, (e) the $1,112,248 fair value, as calculated in accordance with FASB ASC Topic 718, of a discount on the purchase of parent LLC Class A membership interests in the form of a special distribution, (f) $25,749 imputed value of a leased automobile and (g) other compensation and perquisites, none of which individually exceeded $10,000;

(ii)                                  for Mr. Buyko, (a) the $111,225 fair value, as calculated in accordance with FASB ASC Topic 718, of a discount on the purchase of parent LLC Class A membership interests in the form of a special distribution and (b) other compensation and perquisites, none of which individually exceeded $10,000;

(iii)                               for Mr. Adamovich, (a) the $55,612 fair value, as calculated in accordance with FASB ASC Topic 718, of a discount on the purchase of parent LLC Class A membership interests in the form of a special distribution and (b) $12,452 in company matching funds under the Aeroflex Incorporated Employees’ 401(k) Plan;

(iv)                              for Mr. Badlato, (a) the $22,245 fair value, as calculated in accordance with FASB ASC Topic 718, of a discount on the purchase of Parent LLC Class A membership interest in the form of a special distribution, (b) a payment of $3,128,276, including interest through June 30, 2008, due in exchange for relinquishing his change in control rights under a SERP that was terminated at the time of the Going Private Transaction and (c) other compensation and perquisites, none of which individually exceeded $10,000; and

(v)                                 for Mr. Caruso, (a) a one-time bonus award in connection with the Going Private Transaction of $648,450 and (b) other compensation and perquisites, none of which individually exceeded $10,000.

Employment Agreements

We are a party to employment agreements with each of our named executive officers, the terms of which are set forth below.

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

In the event that we terminate the employment of Mr. Borow without cause or Mr. Borow terminates his employment for good reason (as defined in the employment agreement), Mr. Borow is entitled to receive his salary, an annual bonus and continuation of health benefits for the remainder of the contract term. For this purpose, the annual bonus will be calculated based on the average of Mr. Borow’s highest annual bonuses for a period not to exceed three years during the fiscal years (for a period not exceeding 10 years) commencing after August 15, 2007. As of June 30, 2010, this lump sum severance would aggregate $2,573,147. In the event Mr. Borow’s employment is terminated for cause (as defined in the employment agreement), Mr. Borow will not be entitled to any severance benefits other than his salary through the date of termination, unused vacation and any benefits that have vested in accordance with the terms of the applicable award. In the event of Mr. Borow’s death or disability, Mr. Borow or his beneficiary or estate is entitled to receive his salary through the date of termination, unused vacation and any benefits that have vested in accordance with the terms of the applicable award, and Mr. Borow or his beneficiary or estate is also entitled to any annual bonus for the current fiscal year based on our performance, prorated to the date of termination. In the event Mr. Borow’s employment terminates due to retirement, Mr. Borow shall be entitled to his salary through the date of termination, unused vacation, a prorated amount of any annual bonus for the fiscal year in which he retired and any benefits that have vested in accordance with the terms of the applicable award.

Mr. Borow is subject to non-competition and non-solicitation restrictions until the later of (i) August 15, 2012 and (ii) two years following the later of (a) the termination of his employment for any reason and (b) the three-year consulting period.

John Buyko

We are a party to an employment agreement with Mr. Buyko, our Executive Vice President and President of Aeroflex Microelectronic Solutions, which expires on August 15, 2012. Mr. Buyko currently receives a base salary of $450,000 and an annual bonus of between 50% and 150% of his base salary based upon our achievement of certain EBITDA targets established by our board of directors.

In the event that we terminate the employment of Mr. Buyko without cause or Mr. Buyko terminates his employment for good reason (as defined in the employment agreement), Mr. Buyko is entitled to receive (i) his salary for the remainder of the employment term at the rate in effect immediately prior to such termination, (ii) continuation of health benefits until the earlier of December 31st of the second year following his termination of employment or his commencement of full-time employment with a new employer and (iii) annual bonuses for the remainder of the employment term (including a prorated bonus for any partial fiscal year) equal to the average of the highest annual bonuses for a period not to exceed three years awarded to him during the fiscal years (for a period not exceeding 10 years) commencing after August 15, 2007. As of June 30, 2010, this lump sum severance would aggregate $2,102,158. In the event that we terminate the employment of Mr. Buyko for cause (as defined in the employment agreement), he is entitled to receive his salary through the date of termination, unused vacation and any benefits that have vested in accordance with the terms of the applicable award. In the event of termination upon Mr. Buyko’s death or disability, Mr. Buyko or his beneficiary or estate is entitled to receive his salary through the date of termination, unused vacation and any benefits that have vested in accordance with the terms of the applicable award, and he is also entitled to any annual bonus for the current fiscal year based on our performance, prorated to the date of termination.

In addition, Mr. Buyko is subject to non-competition and non-solicitation restrictions until the later of (i) the period during which Mr. Buyko is entitled to receive severance payments pursuant to the employment agreement and (ii) one year following the termination of his employment for any reason.

John Adamovich

We are a party to an employment agreement with Mr. Adamovich, our Senior Vice President, Chief Financial Officer and Corporate Secretary, which provides for a one-year period of employment renewing daily unless either Mr. Adamovich or we provide notice of non-renewal, in which case the employment period shall continue for one year from the date such notice is received by the non-renewing party. Under the agreement,

Mr. Adamovich currently receives an annual salary of $440,000 and is eligible to receive an annual bonus of between 33.33% and 100% of his annual salary based upon the achievement of certain EBITDA targets established by our board of directors. In the event that we terminate the employment of Mr. Adamovich within two years following a change in control (as defined in the employment agreement) without cause or Mr. Adamovich terminates his employment for good reason (as defined in the employment agreement), he is entitled to receive (i) a lump sum severance payment, up to the maximum amount deductible under Sections 280G and 4999 of the Internal Revenue Code, of 2.5 times the sum of his base salary and average annual bonuses received for our last three fiscal years, (ii) continuation of health benefits until December 31st of the second year following his termination of employment, and (iii) a pro-rata bonus for the year of termination. As of June 30, 2010, this lump sum severance would aggregate $1,975,000.

In the event that we terminate the employment of Mr. Adamovich without cause, or if Mr. Adamovich terminates his employment for good reason (as defined in the employment agreement), he is entitled to receive (i) his salary and benefits for one year following termination of employment and (ii) any unpaid bonus applicable for the fiscal year in which the date of termination occurs, prorated to the date of termination, but in no event less than 50% of the bonus he would otherwise be entitled for that fiscal year had he not been terminated. As of June 30, 2010, this lump sum severance payment would aggregate $440,000, excluding any potential bonus.

Charles Badlato

We are a party to an employment agreement with Mr. Badlato, our Vice President—Treasurer and Assistant Secretary, under which Mr. Badlato’s term of employment will continue until we give him, or he gives us, written notice of an intention to terminate his employment upon a specified date. Under the agreement, Mr. Badlato currently receives an annual salary of $250,000.

In the event there is a change in control (as defined in the employment agreement), Mr. Badlato may, within six months of becoming aware of such event, terminate his employment with us.  Upon such termination, he would be entitled to receive a lump sum severance payment, up to the maximum amount deductible under Section 280G of the Internal Revenue Code, of three times the sum of (i) his base salary and (ii) the amount of any bonus paid to him for the last completed fiscal year less $100.  As of June 30, 2010, this lump sum severance would aggregate $1,124,700.

In the event that we terminate the employment of Mr. Badlato without cause, or if Mr. Badlato terminates his employment for good reason (as defined in the employment agreement), he is entitled to receive his salary and benefits for one year following termination of employment. As of June 30, 2010, this lump sum severance payment would aggregate $250,000. In the event of termination upon death or due to disability, Mr. Badlato or his beneficiary or estate is entitled to receive 50% of his salary for one year following termination of employment.

Carl Caruso

We are a party to an employment agreement with Mr. Caruso, our Vice President—Manufacturing, under which Mr. Caruso’s term of employment will continue until we give him, or he gives us, written notice of an intention to terminate his employment upon a specified date. Under the agreement, Mr. Caruso currently receives an annual salary of $290,000. Prior to January 1, 2008, Mr. Caruso was paid the lump sum of $648,450 as consideration for the release of his option to terminate his employment upon the Going Private Transaction on August 15, 2007. In January 2009, Mr. Caruso received a payment of $580,839 in exchange for relinquishing his right to a consulting arrangement at the end of his employment.

In the event that we terminate the employment of Mr. Caruso without cause, or if Mr. Caruso terminates his employment for good reason (as defined in the employment agreement), he is entitled to receive his salary and benefits for one year following termination of employment. As of June 30, 2010, this lump sum severance would aggregate $290,000. In the event of termination upon death or due to disability, Mr. Caruso or his beneficiary or estate is entitled to receive 50% of his salary for one year following termination of employment.

Potential Payments Upon Termination Or Change In Control

See “—Outstanding Equity Awards at June 30, 2010” and “—Employment Agreements” above for a discussion of potential payments upon termination or change in control.

Fiscal 2010 Grants of Plan-Based Awards

Grants of Plan-Based Awards

Grant
Date
							All other	All Other	Per	Fair
							Stock	Option	Share	Value
							Awards:	Awards:	Exercise	of
	Estimated Future			Estimated Number of Future			Number	Number	of Base	Stock
	Payouts Under Non-Equity			Payouts Under Equity			of Shares	of Securities	Price of	and
	Incentive Plan Awards (1)			Incentive Plan Awards			of Stocks	Underlying	Option	Option
Name	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	Awards	Awards

Leonard Borow	$277,500	$555,000	$832,500	—	—	—	—	—	—	—

John Buyko	$225,000	$450,000	$675,000	—	—	—	—	—	—	—

John Adamovich, Jr.	$146,652	$293,348	$440,000	—	—	—	—	—	—	—

(1)                       Amounts shown reflect the threshold, target and maximum payout amounts for the fiscal year ended June 30, 2010 under the terms of our named executive officers’ employment agreements. For each of Messrs. Borow and Buyko, the target payout is equal to 100% of base salary, the threshold payout is equal to 50% of base salary and the maximum payout is equal to 150% of base salary. In fiscal 2010, the target Adjusted EBITDA was $156 million, the threshold Adjusted EBITDA was $146 million and the maximum Adjusted EBITDA was $166 million. For a detailed description of incentive bonuses, see “—Executive Compensation—Incentive Bonus”.

OUTSTANDING EQUITY AWARDS AT JUNE 30, 2010

Equity
Incentive
plan awards:
								Equity	Market or
			Equity					Incentive	payout
			Incentive				Market	plan awards:	value of
			plan awards:			Number of	value of	Number of	unearned
	Number of	Number	Number of			shares or	shares or	unearned	shares,
	securities	of securities	securities			units of	units of	shares, units	units or
	underlying	underlying	underlying	Option		stock that	stock that	or other	other rights
	unexercised	unexercised	unexercised	exercise	Option	have not	have not	rights that	that have
	options	options	unearned	price	expiration	vested	vested	have not	not vested
Name	Exercisable	Unexercisable	options	($)	date	%	($)	vested	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Leonard Borow	—	—	—	—	—	1.80%	—	—	—
John Buyko	—	—	—	—	—	1.50%	—	—	—
John Adamovich, Jr.	—	—	—	—	—	0.24%	—	—	—
Charles Badlato	—	—	—	—	—	0.09%	—	—	—
Carl Caruso	—	—	—	—	—	0.09%	—	—	—

In fiscal 2008, certain members of our management were granted Class B membership interests in parent LLC. Pursuant to the terms of the parent LLC’s limited liability company operating agreement, the holders of the Class B membership interests are entitled to receive a percentage of all distributions, if any, made by parent LLC after the Class A members, including the Sponsors, receive a return of their invested capital and the aforementioned special distribution, where applicable, plus a 12% annual return. These Class B membership interests vest over five years or earlier upon a change in control. The number of units disclosed in the table above is the percentage share of overall equity interests in the parent LLC represented by the unvested portion of these awards as of June 30, 2010, which was 60% of the original award. The number of units that vested during fiscal 2010 are presented in the table below. These Class B membership interests represent profit interests in parent LLC. The liquidation value of these interests at June 30, 2010 was zero.

Fiscal 2010 Option Exercises and Stock Vested

	Option Awards		Stock Awards
	Number of Shares	Value Realized	Number of Shares	Value Realized
Name	Acquired on Exercise	on Exercise ($)	Acquired on Vesting (%)	on Vesting ($)
(a)	(b)	(c)	(d)	(e)

Leonard Borow	—	—	0.60%	—
John Buyko	—	—	0.50%	—
John Adamovich, Jr.	—	—	0.08%	—
Charles Badlato	—	—	0.03%	—
Carl Caruso	—	—	0.03%	—

FISCAL 2010 PENSION BENEFITS

		Number of Years	Accumulated	Payments During
Name	Plan Name	Credited Service	Benefit ($)	Last Fiscal Year ($)
(a)	(b)	(c)	(d)	(e)

Leonard Borow	(1)	31	—	—
John Buyko	—	—	—	—
John Adamovich, Jr.	—	—	—	—
Charles Badlato	(1)	21	—	—
Carl Caruso	—	—	—	—

(1)    Aeroflex Incorporated SERP

Effective January 1, 1994, we established the Aeroflex Incorporated SERP for certain of our officers. The Going Private Transaction constituted a change in control that accelerated the vesting of benefits under the SERP in the event of a termination of employment of the participants in the SERP on or prior to August 15, 2008. The SERP was amended to provide that no additional benefits are earned after August 31, 2007. We entered into an employment agreement with Mr. Borow on August 15, 2007 and amended our employment agreement with Mr. Badlato in July 2008. The employment agreements provide, among other terms, that if Messrs. Borow and Badlato remain employed beyond August 15, 2008, which they have, certain specified payments, approximating the benefits earned by each of them respectively, under the SERP, plus 6% interest per annum from August 15, 2007, would be payable to them in full satisfaction of the benefits payable under the SERP, payable the earlier of December 31, 2008 to January 5, 2009 or upon specified events. Our aggregate liability to Messrs. Borow and Badlato under the SERP, including the related interest, was $14,085,887 and $3,128,276, respectively, at June 30, 2008. These amounts have been reported in “All Other Compensation” in fiscal 2008 in the summary compensation table. The aggregate liability to Messrs. Borow and Badlato under the SERP, including the related accrued interest was $19,853,814, which was fully paid in fiscal 2009.

2010 NON-QUALIFIED DEFERRED COMPENSATION

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions in	Contributions	Earnings	Withdrawals/	Balance
Name	Last FY ($)	in Last FY ($)	in Last FY ($)	Distributions ($)	at Last FYE ($)
(a)	(b)	(c)	(d)	(e)	(f)

Leonard Borow	$—	$—	$—	$—	$—
John Buyko	—	—	—	—	—
John Adamovich, Jr.	—	50,000	5,317	—	216,423
Charles Badlato	—	—	—	—	—
Carl Caruso	—	—	—	—	—

In accordance with a December 1, 2006 amendment to the employment contract of Mr. Adamovich, we have credited or will credit to a book reserve $50,000 beginning December 1, 2006 and each successive December 1 that he is employed by us. This money is notionally invested in bonds, mutual funds or securities as agreed upon by our board of directors and Mr. Adamovich. For fiscal 2010 we credited the book reserve by $50,000 and the balance accrued $5,317 of notional interest. The Summary Compensation Table reflects the excess of these notional earnings over earnings calculated at a market rate of 120% of the applicable federal long term rate.

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

Beneficial ownership is determined in accordance with the rules of the SEC. To our knowledge, each of the holders of Class A and Class B interests in the parent LLC listed below has sole voting and investment power as to the interests owned unless otherwise indicated in a footnote to the following table:

Name of Beneficial Owner(1)	Percent of Class A Interests(2)	Percent of Class B/B1 Interests(2)
Veritas Capital Partners III, L.L.C.(3)(4)	44.3%	—
Entities affiliated with Golden Gate Capital(3)(5)	25.8%	—
GS Direct(3)(6)	21.7%	—
Leonard Borow	1.9%	34.5%
John Buyko	*	28.7%
John Adamovich, Jr.	*	4.6%
Charles Badlato	*	1.7%
Carl Caruso	*	1.7%
Robert B. McKeon(4)(7)(8)	44.3%	—
Hugh Evans(4)	—	—
Ramzi M. Musallam(4)	—	—
Joe Benavides(4)	—	—
Prescott H. Ashe(5)	—	—
John D. Knoll(5)	—	—
Bradley J. Gross(6)	—	—
All executive officers and directors as a group (12 persons)(8)	46.6%	71.1%

*                                         Denotes beneficial ownership of less than 1%.

(1)         Except as otherwise indicated, the address for each of the named beneficial owners is 35 South Service Road, P.O. Box 6022, Plainview, New York 11803.

(2)         Class A and Class B/B1 interests represent approximately 90.98% and 9.02% of the parent LLC’s equity interests, respectively.

(3)         Veritas Capital Partners Ill, LLC is the general partner of The Veritas Capital Fund Ill, L.P., which owns 30.22% of the Class A membership interests of the parent LLC. AX Holding LLC, an affiliate of Veritas Capital Partners Ill, LLC, owns 14.12% of the Class A membership interests of the parent LLC. Affiliates of Golden Gate Private Equity, Inc. own 25.78% of the Class A membership interests of the parent LLC. GS Direct owns 21.66% of the Class A membership interests of the parent LLC. The Veritas Capital Fund Ill, L.P., AX Holding LLC, the affiliates of Golden Gate Private Equity, Inc. party to the limited liability company agreement of the parent LLC and GS Direct (collectively, the “Sponsor Holders”) have a drag-along right pursuant to the limited liability company agreement of the parent LLC. In the event the Sponsor Holders propose to transfer all of their membership interests to a non-affiliated third party, the Sponsor Holders may unanimously elect to cause each other holder of membership interests of the parent LLC to transfer such membership interests in such transaction.

(4)         The address for Veritas Capital Partners III, L.L.C. and Messrs. McKeon, Evans, Musallam and Benavides is c/o The Veritas Capital Fund III, L.P., 590 Madison Avenue, New York, New York 10022.

(5)         The address for Golden Gate Private Equity, Inc., its affiliates and Messrs. Ashe and Knoll is One Embarcadero Center, 39th Floor, San Francisco, California 94111.  The Class A Membership Interests held by entities affiliated with Golden Gate Capital are controlled by Golden Gate Capital Management II, LLC, a Delaware limited liability company (“GGC Management II”). GGC Management II is managed by four Managing Directors (Prescott H. Ashe, Kenneth J. Diekroeger, David C, Dominik, and Stefan Kaluzny) and is controlled by its Principal Managing Director (David C. Dominik). Each of Messrs. Dominik, Ashe, Diekroeger and Kaluzny expressly disclaims beneficial ownership of these securities except to the extent of their pecuniary interest therein, if any.

(6)         The address for GS Direct and Mr. Gross is 200 West Street, New York, New York 10004. Mr. Gross is a managing director of Goldman, Sachs & Co.  Goldman, Sachs & Co. is a wholly-owned subsidiary of The Goldman Sachs Group, Inc., a publicly traded company. The Goldman Sachs Group, Inc. and Goldman, Sachs & Co. may be deemed to beneficially own indirectly, in the aggregate the Class A membership interests of the parent LLC that are beneficially owned directly by GS Direct.  GS Direct is a wholly-owned subsidiary of The Goldman Sachs Group, Inc. Goldman, Sachs & Co., as the manager of GS Direct, has sole voting and investment power with respect to Class A membership interests of the parent LLC that are beneficially owned directly by GS Direct. The Goldman Sachs Group, Inc., Goldman, Sachs & Co., GS Direct and Mr. Gross each disclaim beneficial ownership of these securities except to the extent of its or his pecuniary interest therein, if any

(7)         Mr. McKeon, Chairman of the board of directors of the parent LLC, is the President of Veritas Capital Partners Ill, L.L.C. and is the managing member of the manager of AX Holding LLC. Mr. McKeon has sole voting and investment power with respect to the Class A membership interests held by The Veritas Capital Fund Ill, L.P. and AX Holding LLC, and as such may be deemed a beneficial owner of such membership interests. Mr. McKeon disclaims this beneficial ownership except to the extent of his pecuniary interest in The Veritas Capital Fund Ill, L.P., AX Holding LLC and the parent LLC.

(8)         Includes Class A membership interests held by Veritas Capital Partners III, L.L.C. and AX Holding LLC, beneficial ownership of which may be deemed to be held by Mr. McKeon, as the President of Veritas Capital Partners III, L.L.C. See footnote 7 above. Mr. McKeon disclaims this beneficial ownership except to the extent of his pecuniary interest in The Veritas Capital Fund III, L.P. AX Holding, LLC and the parent LLC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Advisory Agreement

At the closing of the Going Private Transaction, we entered into an advisory agreement with affiliates of the Sponsors under which the affiliates of the Sponsors agreed to provide business and organizational strategy, financial and advisory services as mutually agreed upon by the parties to the advisory agreement. Such services have included support and assistance to management with respect to analyzing and negotiating acquisitions and divestitures, preparing financial projections, analyzing and negotiating financing alternatives, monitoring of compliance with financing agreements and searching for and hiring management personnel. As compensation for these services, we paid affiliates of the Sponsors a one-time transaction fee as of the closing of the Going Private Transaction in the aggregate amount of $22.0 million (of which $10.2 million was paid to an affiliate of Veritas, $5.9 million was paid to an affiliate of Golden Gate Capital and $5.9 million was paid to Goldman, Sachs & Co.) and we pay (i) an annual advisory fee in the aggregate amount equal to the greater of $2.1 million and 1.8% of our Adjusted EBITDA (as defined in our senior secured credit facility) for the prior fiscal year and (ii) transaction fees on all acquisitions, divestitures, financings and liquidity events, which will be calculated based upon the aggregate financing amount provided by the Sponsors and allocated to the affiliates of the Sponsors pro rata in accordance with each Sponsor’s interest in the parent LLC at the time of such acquisitions, divestitures, financings or liquidity events (taking into account any new investment being made at such time) or, when the Sponsors do not provide financing, the transaction fee will be not less than 1% of the value of the transaction. In addition to the fees described above, we also pay or reimburse the Sponsors for all out-of-pocket costs incurred by the Sponsors in connection with their activities under the advisory agreement, including the reasonable costs and expenses of their respective counsel and advisers in connection with their activities under the advisory agreement, any requested amendment or waiver of any investment document, and the sale or disposition of their respective interests in the parent LLC. We also indemnify the affiliates of the Sponsors from and against all losses, claims, damages and liabilities related to the performance of their duties under the advisory agreement, other than those of the foregoing that result from the gross negligence or willful misconduct of such parties. The advisory agreement has an initial term expiring on December 31, 2013 and is automatically renewable for additional one year terms thereafter unless we or the Sponsors give notice of non-renewal. The advisory fees paid to the affiliates of the Sponsors aggregated $2.3 million for fiscal 2009 (of which $1.1 million was paid to an affiliate of Veritas, $0.8 million was paid to an affiliate of Golden Gate Capital and $0.4 million was paid to Goldman, Sachs & Co.). The advisory fees paid to the Sponsors aggregated $2.5 million for fiscal 2010 (of which $1.2 million was paid to an affiliate of Veritas, $0.8 million was paid to an affiliate of Golden Gate Capital and $0.5 million was paid to Goldman, Sachs & Co.).

Limited Liability Company Agreement

At the closing of the Going Private Transaction, the Sponsors and certain members of our management who purchased equity interests in the parent LLC became parties to a limited liability company agreement with the parent LLC that sets forth provisions relating to the management and ownership of the parent LLC, including the rights of the Sponsors to appoint members of the board of managers of the parent LLC. See “Directors and Executive Officers—Board Composition” in Item 10. In addition, the limited liability company agreement provides for, among other things, restrictions on the transferability of equity of the parent LLC, tag-along rights, drag-along rights and information rights. The tag-along rights provide that in the event of a proposed transfer of all of the Sponsors’ membership interests in the parent LLC, no Sponsor may transfer its membership interest until each holder of Class B or Class B-1 membership interests has been given the opportunity to participate in the transaction and sell his, her or its Class B or Class B-1 membership interests in the parent LLC under substantially the same terms as those of the Sponsors. The drag-along rights provide that in the event of a proposed transfer of all of the Sponsors’ membership interests in the parent LLC, the Sponsors may unanimously agree to require each member of the parent LLC, to sell his, her or its membership interests in the parent LLC in exchange for a pro rata portion of the proceeds. The information rights provide that (i) each member of the parent LLC may examine, copy and audit the books of the parent LLC during normal business hours, (ii) the parent LLC will keep the Sponsors informed with respect to any tax, criminal or regulatory investigation, or action and (iii) each year the parent LLC will provide its tax returns, schedules and related tax information to its members.

Without the approval of the Sponsors, subject to certain stated exceptions, the parent LLC may not permit the parent to take certain actions, including:

•         a merger, consolidation or liquidation, dissolution or recapitalization (including dividend distributions and reorganizations), public offerings or other liquidity events, until the fifth anniversary of the closing of the Going Private Transaction;

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

•         amendments to the parent’s certificate of incorporation, bylaws, the senior secured credit facility or the indenture governing the senior notes at any time prior to the expiration of the lock-up period applicable to the Sponsors following an initial public offering of the parent;

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

At any time following the second anniversary of the consummation of the initial public offering of the parent, or with the prior written approval of each of the Sponsors, each holder of Class A membership interests may require the parent LLC to redeem all, but not less than all, of its Class A membership interests in exchange for shares of the parent. The redemption price for such Class A membership interests will be an amount equal to the amount that would be distributed to such electing holder in respect of such Class A membership interests if the parent LLC were liquidated as of the date such holder provides notice of its election to redeem to the parent LLC, known as the Redemption Price; provided that if a redemption notice is given prior to the sixth anniversary of the closing of the Going Private Transaction, the Redemption Price will be calculated based on the assumption that all of the Class B membership interests and Class B-1 membership interests permitted to be issued under the terms of the limited liability company agreement are outstanding and that all such Class B membership interests and Class B-1 membership interests have vested. The Redemption Price is payable in shares of common stock of the parent having a fair market value equal to the Redemption Price or, at the election of the electing holder, with the cash proceeds of a number of shares sold by the parent LLC having a fair market value equal to the Redemption Price.

Registration Rights Agreement

At the closing of the Going Private Transaction, the parent LLC became party to a registration rights agreement with the parent. Pursuant to the registration rights agreement, the parent LLC and each of the Sponsors may require the parent to effect a long-form registration on not more than three occasions, provided that the number of securities requested to be registered must have a value equal to at least $10 million based on the closing price of such security on the last trading day prior to the registration request. The parent may postpone for a reasonable period of time, which may not exceed 90 days, the filing of a registration statement that the parent LLC or the Sponsors requested that it file pursuant to the registration rights agreement if the parent’s board of directors determines that the filing of the registration statement will have a material adverse effect on its plan to engage in certain business transactions and a short-form registration on an unlimited number of occasions. Under the terms of this agreement, the parent will be required to pay all registration expenses in connection with any demand registration. In addition, if the parent proposes to register additional shares of common stock, the parent LLC will be entitled to notice of the registration and is entitled to include its shares of common stock of the parent in that registration with all registration expenses paid by the parent.

Transactions with Goldman, Sachs & Co. and its Affiliates

Goldman, Sachs & Co. is the manager of GS Direct, which owns approximately 21.7% of the Class A membership interests of the parent LLC.  Bradley J. Gross, a member of the board of directors of the parent and the board of managers of the parent LLC, is a Managing Director in the Principal Investment Area of Goldman, Sachs & Co.

Under the exchange and registration rights agreement entered into in connection with the issuance of the senior notes, we agreed to prepare and file, at our expense, a market-making prospectus in order to enable Goldman, Sachs & Co. and its affiliates to engage in market-making activities for the senior notes. The amount of principal outstanding under the senior notes at all times since their issuance on August 7, 2008 and as of June 30, 2010 was $225.0 million. We have paid no principal to date and approximately $20.1 million of interest during fiscal 2008, approximately $16.6 million of interest during fiscal 2009 and approximately $26.4 million of interest during fiscal 2010. The senior notes mature on February 15, 2015. Interest on the senior notes accrues at the rate of 11.75% per annum (calculated using a 360-day year). Goldman, Sachs & Co. acted as the initial purchaser in the offering of the senior notes.

Goldman Sachs Credit Partners L.P., an affiliate of Goldman, Sachs & Co., acted as sole lead arranger, sole bookrunner, administrative agent, collateral agent (with respect to our senior secured credit facility), and syndication agent under our senior secured and unsecured credit facilities. The senior secured credit facility was entered into on August 15, 2007, and consists of a senior secured term loan facility of $525.0 million and a senior secured revolving credit facility of $50.0 million. As of June 30, 2010, the outstanding balance due under the term loan facility was $510.6 million and there were no outstanding amounts under the revolving credit facility. The senior unsecured credit facility was entered into on September 21, 2007, and consists of a term loan of $120.0 million, with an outstanding balance of $165.5 million as of June 30, 2010, including paid-in-kind interest of $45.5 million in connection with the senior secured and unsecured credit facilities.

In the aggregate, approximately $20.0 million in fees were paid to Goldman, Sachs & Co. and its affiliates in connection with the senior note offering and the senior secured and unsecured credit facilities.

In addition, Goldman, Sachs & Co., Goldman Sachs Credit Partners L.P. and their affiliates may in the future engage in commercial banking, investment banking or other financial advisory transactions with us and our affiliates.

Transactions with Related Persons

Any material transaction involving our directors, nominees for director, executive officers and their immediate family members and us or any of our affiliates is reviewed and approved by the Chief Executive Officer, following consultation with the chairman of the board, who determines whether the transaction is in our best interest.  The policies and procedures for related-party transactions are not in writing, but the proceedings are documented in the minutes of the corporate governance and nominating committee meetings.

Issuance of Membership Interests of the Parent LLC

In connection with the closing of the Going Private Transaction, the parent LLC issued an aggregate of $372.0 million of membership interests to the Sponsors. Veritas Capital and an affiliate of Veritas Capital purchased $172.0 million of membership interests, affiliates of Golden Gate Capital purchased $100.0 million of membership interests and GS Direct purchased $100.0 million of membership interests. At the closing of the Going Private Transaction, certain members of our management purchased an aggregate of approximately $6.4 million of membership interests from the parent LLC and after the closing, GS Direct transferred $16.0 million of membership interests to third party investors.

In addition, certain members of our management have been granted Class B interests and certain employees have been granted Class B-1 interests in the parent LLC. See “Management—Parent LLC Class B Member Interests.”

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

KPMG LLP’s fees were $2.2 million in respect of fiscal 2010 and $1.9 million in respect of fiscal 2009 for professional services rendered for the audit of our consolidated annual financial statements included in our Form 10-K and reviews of our quarterly condensed consolidated financial statements included in our Forms 10-Q and services that were required in connection with statutory and regulatory filings and engagements.

Audit-Related Fees

KPMG LLP’s fees were $285,000 in respect of fiscal 2010 and $335,000 in respect of fiscal 2009 for services that are reasonably related to the performance of the audit and review services that are not reported under the preceding paragraph.  These services included review of registration statements and other filings and accounting consultations.

Tax Fees

KPMG LLP’s fees were $95,000 in respect of fiscal 2010 and $245,000 in respect of fiscal 2009 for services rendered related to tax compliance, tax advice or tax planning services.

All Other Fees

KPMG LLP fees for all other services in fiscal 2010 were $89,000 and KPMG LLP did not render other services in fiscal 2009.

We do not have an Audit Committee.  The Board of Directors has the responsibility assigned to the Audit Committee.

Our Board of Directors has determined that the provision of services by KPMG LLP is compatible with maintaining the independence of KPMG LLP as our independent registered public accounting firm.

Pre-Approval Policies

Our Board of Directors has determined not to adopt any blanket pre-approval policies.  Instead, the Board of Directors determined that it will, through designated individuals, specifically pre-approve the provision by KPMG LLP of all services.

Our Board of Directors approved all of the services provided by KPMG LLP described in the preceding paragraphs.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as part of this report:

1. Financial Statements.

Report of Independent Registered Public Accounting Firm	74

Consolidated financial statements:

Balance sheets — June 30, 2010 (Successor) and 2009 (Successor)	75

Statements of operations — Fiscal Year Ended June 30, 2010 (Successor) Fiscal Year Ended June 30, 2009 (Successor) Periods from August 15, 2007 to June 30, 2008 (Successor) and July 1, 2007 to August 14, 2007 (Predecessor)	76

Statements of stockholder’s equity and comprehensive income (loss) — Fiscal Year Ended June 30, 2010 (Successor) Fiscal Year Ended June 30, 2009 (Successor) Periods from August 15, 2007 to June 30, 2008 (Successor) and July 1, 2007 to August 14, 2007 (Predecessor)	77

Statements of cash flows — Fiscal Year Ended June 30, 2010 (Successor) Fiscal Year Ended June 30, 2009 (Successor) Periods from August 15, 2007 to June 30, 2008 (Successor) and July 1, 2007 to August 14, 2007 (Predecessor)	78

Notes to the consolidated financial statements	79 - 128

2. Financial Statement Schedule.

Schedule II — Valuation and Qualifying Account	153

3. Exhibits.

See Index of Exhibits included on page 154.

AEROFLEX INCORPORATED

AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Column A	Column B	Column C			Column D		Column E
		Additions
			Charged
	Balance at	Charged to	to other				Balance at
	beginning of	costs and	accounts -		Deductions -		end of
Description	period	expenses	describe		describe		period

YEAR ENDED JUNE 30, 2010:
(Successor Entity)

Allowance for doubtful accounts	$2,250	$678	$337	(A)	$1,444	(B)	$1,821

YEAR ENDED JUNE 30, 2009:
(Successor Entity)

Allowance for doubtful accounts	$2,683	$1,591	$—		$2,024	(B)	$2,250

PERIOD FROM AUGUST 15, 2007 THROUGH JUNE 30, 2008:
(Successor Entity)

Allowance for doubtful accounts	$1,531	$1,295	$—		$143	(B)	$2,683

PERIOD FROM JULY 1, 2007 THROUGH AUGUST 14, 2007:
(Predecessor Entity)

Allowance for doubtful accounts	$1,589	$(33)	$—		$25	(B)	$1,531

Note:                   (A)  Acquired in purchase of businesses.

(B)  Primarily net write-offs of uncollectible amounts.

EXHIBIT INDEX

Exhibit No.	Exhibit Description

2.1

Agreement and Plan of Merger, dated as of May 25, 2007, among Aeroflex Incorporated, Aeroflex Holding Corp. and AX Acquisition Corp. (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed May 29, 2007).

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

10.2

Employment Agreement between Aeroflex Incorporated and Charles Badlato, dated November 6, 2003 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).

10.3

Employment Agreement between Aeroflex Incorporated and Carl Caruso, dated November 6, 2003 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).

10.4

Amendment No. 1 to Employment Agreement between Aeroflex Incorporated and Carl Caruso, dated March 11, 2005 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed March 31, 2005).

10.5

Amendment No. 1 to Employment Agreement between Aeroflex Incorporated and John Adamovich, Jr., effective November 21, 2006 (incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed November 22, 2006).

10.6

Amendment No. 2 to Employment Agreement between Aeroflex Incorporated and John Adamovich, Jr., effective December 1, 2006 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed February 2, 2007).

10.7

Stock Purchase Agreement, dated as of April 2007, among Aeroflex Incorporated, Micro-Metrics, Inc. and the stockholders set forth therein (incorporated by reference to Exhibit 10.14 to the Registration Statement).

10.8	Employment Agreement between Aeroflex Incorporated and Leonard Borow, dated August 15, 2007 (incorporated by reference to Exhibit 10.15 to the Registration Statement).
10.9	Employment Agreement between Aeroflex Incorporated and John E. Buyko, dated August 15, 2007 (incorporated by reference to Exhibit 10.16 to the Registration

Statement).
10.10

Credit and Guaranty Agreement, dated as of August 15, 2007, among Aeroflex Incorporated (as successor to AX Acquisition Corp.), Aeroflex Holding Corp., the Guarantor Subsidiaries, the lenders party thereto and Goldman Sachs Credit Partners L.P. (incorporated by reference to Exhibit 10.17 to the Registration Statement).

10.11

Pledge and Security Agreement, dated as of August 15, 2007, by the grantors party thereto in favor of Goldman Sachs Credit Partners L.P., as collateral agent (incorporated by reference to Exhibit 10.18 to the Registration Statement).

10.12

Advisory Services Agreement, dated August 15, 2007, by and among VGG Holding LLC, Aeroflex Holding Corp., Aeroflex Incorporated, Veritas Capital Fund Management, L.L.C., GGC Administration and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.20 to the Registration Statement).

10.13

Senior Subordinated Unsecured Credit and Guaranty Agreement, dated as of September 21, 2007, among Aeroflex Incorporated, certain subsidiaries of Aeroflex Incorporated, the lenders party thereto and Goldman Sachs Credit Partners L.P. (incorporated by reference to Exhibit 10.21 to the Registration Statement).

10.14

Series A-1 Preferred Stock Purchase Agreement, dated October 1, 2007, by and between Test Evolution Corporation, Lev Alperovich, and Aeroflex Incorporated (incorporated by reference to Exhibit 10.22 to the Registration Statement).

10.15	Amendment No. 2 to Employment Agreement between Aeroflex Incorporated and Carl Caruso, effective December 17, 2007 (incorporated by reference to Exhibit 10.23 to the Registration Statement).
10.16

Stock Purchase Agreement, dated as of May 15, 2008, between Aeroflex Incorporated and STAR Dynamics Holdings, LLC and TAZ Ventures, LLC (incorporated by reference to Exhibit 10.24 to the Registration Statement).

10.17

Share Purchase Agreement, dated as of June 30, 2008, between Aeroflex Incorporated and the Sellers named therein regarding the shares in Gaisler Research AB (incorporated by reference to Exhibit 10.25 to the Registration Statement).

10.18	Amendment No. 1 to Employment Agreement between Aeroflex Incorporated and Charles Badlato, effective July 31, 2008 (incorporated by reference to Exhibit 10.26 to the Registration Statement).
10.19

Amendment No.3 to Employment Agreement between Aeroflex Incorporated and Carl Caruso, effective December 24, 2008 (incorporated by reference to Exhibit 10.27 to Amendment No. 1 to the Registration Statement).

10.20

Amendment No. 1 to Employment Agreement between Aeroflex Incorporated and Leonard Borow, effective December 31, 2008 (incorporated by reference to Exhibit 10.28 to Amendment No. 1 to the Registration Statement).

10.21

Amendment No. 1 to Employment Agreement between Aeroflex Incorporated and John Buyko, effective December 31, 2008 (incorporated by reference to Exhibit 10.29 to Amendment No. 1 to the Registration Statement).

10.22

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

10.24

Amendment No. 4 to Employment Agreement between Aeroflex Incorporated and Carl Caruso, effective December 31, 2008 (incorporated by reference to Exhibit 10.32 to Amendment No. 1 to the Registration Statement).

10.25

Amendment No. 4 to Employment Agreement between Aeroflex Incorporated and John Adamovich, Jr., effective September 17, 2009 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed September 21,

2009).
10.26*	Executive Employment Agreement between Aeroflex Incorporated and Edward S. Wactlar, dated July 1, 2010.
14.1*	Code of Ethics for Leonard Borow, President and Chief Executive Officer of Aeroflex Incorporated.
14.2*	Code of Ethics for John Adamovich, Jr., Senior Vice President and Chief Financial Officer of Aeroflex Incorporated
14.3*	Code of Ethics for Charles Badlato, Vice President — Treasurer of Aeroflex Incorporated
14.4*	Code of Ethics for Kevin Finnegan, Corporate Controller of Aeroflex Incorporated
21.1*	Subsidiaries of Aeroflex Incorporated.
31.1*	Certification pursuant to Rules 13a-14(a)/15d-14a as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Rules 13a-14(a)/15d-14a as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification pursuant to Rules 13a-14(a)/15d-14a as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Filed herewith

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of September  2010.

AEROFLEX INCORPORATED

By:	/s/ Leonard Borow
Name:	Leonard Borow
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on September 1, 2010 by the following persons on behalf of Aeroflex Incorporated and in the capacities indicated.

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