Form 10-Q
period 2010-09-30
AEROFLEX INC
filed 2010-11-09
CIK 2601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
__________________

FORM 10-Q
__________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2010
Commission File Number 033-88878
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

November 9, 2010	1,000
(Date)	(Number of Shares)

AEROFLEX INCORPORATED
AND SUBSIDIARIES

INDEX

	PART I: FINANCIAL INFORMATION	PAGE

Item 1	UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30, 2010 and June 30, 2010	2

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended September 30, 2010 and 2009	3

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended September 30, 2010 and 2009	4

	NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	5 – 24

Item 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS
	Three Months Ended September 30, 2010 and 2009	24 – 36

Item 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	36

Item 4	CONTROLS AND PROCEDURES	36

	PART II: OTHER INFORMATION

Item 1	LEGAL PROCEEDINGS	37

Item 1A	RISK FACTORS	37

Item 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	37

Item 3	DEFAULTS UPON SENIOR SECURITIES	37

Item 4	[REMOVED AND RESERVED]	37

Item 5	OTHER INFORMATION	37

Item 6	EXHIBITS	37

SIGNATURE		38

EXHIBIT INDEX		39

CERTIFICATIONS		40-44

Aeroflex Incorporated and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30,	June 30,
Assets	2010	2010
Current assets:
Cash and cash equivalents	$65,130	$100,663
Accounts receivable, less allowance for doubtful accounts of $2,185 and $1,821	129,306	141,595
Inventories	142,553	126,568
Deferred income taxes	26,938	28,018
Prepaid expenses and other current assets	13,681	10,983
Total current assets	377,608	407,827

Property, plant and equipment, net	103,398	101,662
Non-current marketable securities, net	9,806	9,769
Deferred financing costs, net	19,790	20,983
Other assets	22,888	21,818
Intangible assets with definite lives, net	230,302	238,313
Intangible assets with indefinite lives	114,168	109,894
Goodwill	459,494	445,874

Total assets	$1,337,454	$1,356,140

Liabilities and Stockholder's Equity
Current liabilities:
Current portion of long-term debt	$360	$21,817
Accounts payable	37,851	28,803
Advance payments by customers and deferred revenue	30,218	30,741
Income taxes payable	2,475	4,615
Accrued payroll expenses	22,590	23,082
Accrued expenses and other current liabilities	53,774	58,817
Total current liabilities	147,268	167,875

Long-term debt	882,463	880,030
Deferred income taxes	130,782	138,849
Defined benefit plan obligations	5,684	5,763
Other long-term liabilities	14,103	12,639
Total liabilities	1,180,300	1,205,156

Stockholder's equity:
Common stock, par value $.10 per share; authorized 1,000 shares; issued and outstanding 1,000 shares	-	-
Additional paid-in capital	399,116	398,941
Accumulated other comprehensive income (loss)	(41,763)	(53,575)
Accumulated deficit	(200,199)	(194,382)
Total stockholder's equity	157,154	150,984

Total liabilities and stockholder's equity	$1,337,454	$1,356,140

See notes to unaudited condensed consolidated financial statements.

Aeroflex Incorporated and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(In thousands)

	Three Months Ended September 30,

	2010	2009

Net sales	$155,931	$130,116
Cost of sales	76,514	65,122
Gross profit	79,417	64,994

Selling, general and administrative costs	37,509	30,238
Research and development costs	22,742	17,181
Amortization of acquired intangibles	15,963	15,605
Loss on liquidation of foreign subsidiary	-	7,696
	76,214	70,720
Operating income (loss)	3,203	(5,726)

Other income (expense):
Interest expense	(21,238)	(21,039)
Other income (expense), net	(29)	57
Total other income (expense)	(21,267)	(20,982)

Loss before income taxes	(18,064)	(26,708)
Provision (benefit) for income taxes	(12,247)	(6,165)

Net loss	$(5,817)	$(20,543)

See notes to unaudited condensed consolidated financial statements.

Aeroflex Incorporated and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended September 30,

	2010	2009

Cash flows from operating activities:
Net income (loss)	$(5,817)	$(20,543)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	20,886	21,246
Loss on liquidation of foreign subsidiary	-	7,696
Deferred income taxes	(13,305)	(6,656)
Share-based compensation	513	489
Amortization of deferred financing costs	1,193	1,193
Paid in kind interest	2,434	4,363
Other, net	905	572
Change in operating assets and liabilities, net of effects from purchases of businesses:
Decrease (increase) in accounts receivable	16,607	40,066
Decrease (increase) in inventories	(11,964)	(3,729)
Decrease (increase) in prepaid expenses and other assets	(3,165)	(2,872)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(855)	(28,605)

Net cash provided by (used in) operating activities	7,432	13,220

Cash flows from investing activities:
Payment for purchase of business, net of cash acquired	(19,185)	-
Capital expenditures	(4,708)	(3,224)
Proceeds from sale of marketable securities	-	1,000
Other, net	438	(236)

Net cash provided by (used in) investing activities	(23,455)	(2,460)

Cash flows from financing activities:
Debt repayments	(21,458)	(1,313)

Net cash provided by (used in) financing activities	(21,458)	(1,313)
Effect of exchange rate changes on cash and cash equivalents	1,948	(191)

Net increase (decrease) in cash and cash equivalents	(35,533)	9,256
Cash and cash equivalents at beginning of period	100,663	57,748
Cash and cash equivalents at end of period	$65,130	$67,004

See notes to unaudited condensed consolidated financial statements.

AEROFLEX INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial information of Aeroflex Incorporated and subsidiaries (the “Company”, “we”, or “our”) has been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”), and reflects all adjustments, consisting only of normal recurring adjustments, which in management’s opinion are necessary to state fairly the Company’s financial position as of September 30, 2010, results of operations for the three month periods ended September 30, 2010 and 2009 and cash flows for the three month periods ended September 30, 2010 and 2009. The June 30, 2010 balance sheet information has been derived from audited financial statements, but does not include all information or disclosures required by U.S. GAAP.

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

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010 (the “Fiscal 2010 Form 10-K”).

During the three months ended September 30, 2010, we identified an overstatement of deferred income tax liabilities established in the fourth quarter of fiscal 2009 and throughout fiscal 2010 related to U.S. income taxes provided on foreign source income. After consideration of both quantitative and qualitative factors, we determined the amounts were not material to any of those prior period financial statements or the fiscal 2011 estimated results and thus corrected the balance in the three months ended September 30, 2010.  Accordingly, the consolidated balance sheet at September 30, 2010 presented in this Form 10-Q has been adjusted to reduce deferred income tax liabilities by $3.7 million, with a corresponding increase in income tax benefit in the statement of operations for the three months ended September 30, 2010.  The adjustment did not impact the statement of cash flows.

Results of operations for interim periods are not necessarily indicative of results to be expected for the full fiscal year or any future periods.

2.	Accounting Pronouncements

Recently Adopted Accounting Pronouncements

On July 1, 2010, we adopted the authoritative guidance issued by the FASB on the consolidation of variable interest entities. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. The adoption of this new guidance did not have an impact on our consolidated financial statements.

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

3.	Acquisition of Businesses and Intangible Assets

Test Evolution Corporation

On October 1, 2007, we purchased 40% of the outstanding stock of Test Evolution Corporation, or TEC, for $4.0 million. TEC, located in Massachusetts, develops and manufactures digital, analog and RF semiconductor automated test equipment. We have determined that we have control of this company and have consolidated TEC’s assets and liabilities and results of operations, all of which were insignificant, into our financial statements commencing October 1, 2007. On August 5, 2010, we invested another $2.0 million in TEC. At September 30, 2010, as a result of this and other capital transactions, our ownership interest increased to 51%. The amounts attributable to the non-controlling interest in TEC’s equity and results of operations are not material to our consolidated financial statements and have been included in other long-term liabilities and other income (expense), respectively.

Advanced Control Components

On August 31, 2010, we acquired 100% of the stock of Advanced Control Components, Inc., or ACC, for $19.2 million in cash, which was net of a preliminary working capital adjustment made at closing.  The purchase price is subject to a further working capital adjustment, based on the amount by which the final adjusted net working capital at the date of closing is lower than the target set forth in the purchase agreement.  ACC, located in Eatontown, New Jersey, designs, manufacturers and markets a wide range of radio frequency, or RF, and microwave products for the military, civilian radar, scientific and communications markets. ACC is included in our Microelectronic Solutions segment.

We allocated the purchase price based on the estimated fair value of the assets acquired and liabilities assumed as follows:

(In thousands)

Current assets (excluding cash of $15)	$4,961
Property, plant and equipment	1,156
Other assets	60
Customer related intangibles	5,680
Non-compete arrangements	30
Tradenames	3,010
Goodwill	10,608
Total assets acquired	25,505
Current liabilities	(2,744)
Deferred taxes	(3,576)
Total liabilities assumed	(6,320)
Net assets acquired	$19,185

The customer related intangibles and non-compete arrangements are being amortized on a straight-line basis over a range of 1 to 9 years.  The tradenames have an indefinite life.  The goodwill is not deductible for tax purposes.

On a pro forma basis, had the ACC acquisition taken place as of the beginning of the periods presented, our results of operations for those periods would not have been materially affected.

Intangible Assets with Definite Lives

The components of amortizable intangible assets were as follows:

	September 30, 2010		June 30, 2010
	(In thousands)

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Developed technology	$199,759	$104,251	$197,422	$94,672
Customer related intangibles	228,805	101,821	222,026	94,656
Non-compete arrangements	10,335	4,995	10,087	4,420
Tradenames	3,326	856	3,184	658
Total	$442,225	$211,923	$432,719	$194,406

The aggregate amortization expense for amortizable intangible assets was $16.0 million and $15.6 million for the three months ended September 30, 2010 and 2009, respectively.

The estimated aggregate amortization expense for each of the twelve month periods ending September 30, is as follows:

(In thousands)

2011	$63,194
2012	61,470
2013	52,315
2014	24,730
2015	17,191

Goodwill

The carrying amount of goodwill, by segment, was as follows:

	Microelectronic	Test
	Solutions	Solutions	Total
	(In thousands)

Balance at June 30, 2010	$287,136	$158,738	$445,874
Goodwill recorded for acquisition of ACC	10,608	-	10,608
Other	(40)	-	(40)
Impact of foreign currency translation	1,513	1,539	3,052
Balance at September 30, 2010	$299,217	$160,277	$459,494

4.	Restructuring Charges

The following table sets forth the charges and payments related to the restructuring liability for the period indicated:

	Balance				Balance
	June 30,				September 30,
	2010	Three Months Ended September 30, 2010			2010
				Effect of
	Restructuring			foreign	Restructuring
	Liability	Net Additions	Cash Payments	currency	Liability
		(In thousands)
Work force reduction	$172	$1,219	$(327)	$25	$1,089

Closure of facilities	632	580	(533)	35	714

Total	$804	$1,799	$(860)	$60	$1,803

For the three months ended September 30, 2010, we recorded a $1.8 million charge in connection with continued restructuring activities of certain manufacturing operations, which consisted of $1.2 million of severance and other related costs related to consolidation and reorganization efforts in our U.K. operations and one of our components facilities in connection with the ACC acquisition and $580,000 of facility closure costs in our U.K. operations.

5.	Inventories

Inventories consisted of the following:

	September 30,	June 30,
	2010	2010
	(In thousands)

Raw materials	$68,320	$61,278
Work in process	50,865	44,022
Finished goods	23,368	21,268
	$142,553	$126,568

6.	Product Warranty

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

Activity for the three months ended September 30, 2010 related to our product warranty liability, which is reflected in Accrued Expenses and Other Current Liabilities in the accompanying consolidated balance sheets, was as follows:

(In thousands)

Balance at June 30, 2010	$2,762
Provision for warranty obligations	681
Cost of warranty obligations	(627)
Foreign currency impact	66
Balance at September 30, 2010	$2,882

7.	Derivative Financial Instruments

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

The fair values of our derivative financial instruments included in the consolidated balance sheets as of September 30, 2010 and June 30, 2010 are presented as follows:

	Asset (Liability) Derivatives
	September 30, 2010		June 30, 2010
	Balance Sheet		Balance Sheet
(In thousands)	Location	Fair Value(1)	Location	Fair Value(1)
Derivatives not designated as hedging instruments:
Interest rate swap contracts	Accrued expenses and		Accrued expenses and
	other current liabilities	$(3,747)	other current liabilities	$(6,613)

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accrued expenses and		Accrued expenses and
	other current liabilities	(333)	other current liabilities	(293)

Total derivatives, net		$(4,080)		$(6,906)

(1)  See Note 8 for further information about how the fair values of derivative assets and liabilities are determined.

The gains and losses related to our derivative financial instruments designated as hedging instruments for the three months ended September 30, 2010 and 2009 were as follows:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized on Derivatives in Other Comprehensive Income (Effective Portion) (1)

	Three Months Ended September 30
	2010	2009
	(In thousands)

Interest rate swap contracts	$(575)	$(3,081)

Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion) (1)

	Three Months Ended September 30
	2010	2009
	(In thousands)

Interest expense	$(3,441)	$(3,401)

(1) See Note 11 for additional information on changes to accumulated other comprehensive income (loss).

The amounts of the gains and losses related to our derivative financial instruments not designated as hedging instruments for the three months ended September 30, 2010 and 2009 were as follows:

	Location of Gain or (Loss)	Amount of Gain or (Loss)
Derivatives Not Designated	Recognized in Earnings on	Recognized in Earnings on
as Hedging Instruments	Derivative	Derivative

		Three Months Ended September 30,
		2010	2009
		(In thousands)

Foreign currency forward contracts	Other income (expense)	$(40)	$318

Interest Rate Swap Cash-Flow Hedges

We enter into interest rate swap contracts with counterparties that are rated investment grade to manage the effects of interest rate movements on portions of our debt. Such contracts effectively fix the borrowing rates on floating rate debt to limit the exposure against the risk of rising rates.  We do not enter into interest rate swap contracts for speculative purposes. Our interest rate swap contracts outstanding as of September 30, 2010, all of which were entered into in fiscal 2008 for an aggregate notional amount of $422.7 million, have varying maturities through February 2011.

Foreign Currency Contract Derivatives

Foreign currency contracts are used to protect us from fluctuations in exchange rates. We enter into foreign currency contracts, which are not designated as hedges. The change in fair value is included in other income (expense) as it occurs. As of September 30, 2010, we had $47.2 million of notional value foreign currency forward contracts maturing through October 29, 2010. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts.

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

The following table presents for each hierarchy level, financial assets and liabilities measured at fair value on a recurring basis:

	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
As of September 30, 2010	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Assets:
Non-current marketable securities	$-	$-	$9,806	$9,806

Liabilities:
Foreign currency forward contracts	$-	$333	$-	$333
Interest rate swap contracts	-	3,747	-	3,747
Total Liabilities	$-	$4,080	$-	$4,080

	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
As of June 30, 2010	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Assets:
Non-current marketable securities	$-	$-	$9,769	$9,769
Liabilities:
Foreign currency forward contracts	$-	$293	$-	$293
Interest rate swap contracts	-	6,613	-	6,613
Total Liabilities	$-	$6,906	$-	$6,906

The following table presents the changes in the carrying value of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30, 2010:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Auction Rate Securities (In thousands)

Balance at June 30, 2010	$9,769
Unrealized gain (loss) in accumulated other comprehensive income (loss)	37
Balance at September 30, 2010	$9,806

Non-Current Marketable Securities – Non-current marketable securities consist of auction rate securities that currently have no active market from which we could obtain pricing.  We have classified auction rate securities as Level 3 as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities.  To date, we have collected all interest payments on all of our auction rate securities when due. Furthermore, we have the intent and are able to hold these securities until the credit markets recover, or until their maturities, which range from 2037 through 2041, if necessary.   However, based on a discounted cash flow analysis, which considered, among other items, the collateral underlying the securities, the credit worthiness of the issuer, the timing of future cash flows and liquidity risks, at September 30, 2010, we had a $1.3 million valuation allowance against the auction rate securities.

As fair values have continued to be below cost, we have considered various factors in determining that at September 30, 2010 a credit loss did not exist and there was no requirement to recognize an other than temporary impairment charge, including the length of time and the extent to which the fair value has been below the cost basis, the timely receipt of all interest payments, the rating of the security, the relatively low volatility of the security’s fair value, the current financial condition of the issuer and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

Foreign Currency Forward Contracts – The fair value of our foreign currency forward contracts were determined using a pricing model with all significant inputs based on observable market data such as measurement date spot and forward rates.

Interest Rate Swap Contracts – The fair value of our outstanding interest rate swap contracts were based on valuations received from the counterparties and corroborated by measurement date equivalent swap rates.

9.	Long Term Debt and Credit Agreements

The fair value of our debt instruments are summarized as follows:

	September 30, 2010
	Carrying	Estimated
	Amount	Fair Value
	(In thousands)

Senior secured B-1 term loan	$372,651	$361,472
Senior secured B-2 term loan	116,454	112,960
Senior unsecured notes	225,000	244,125
Senior subordinated unsecured term loan	167,973	145,297
Other	745	745
Total debt	$882,823	$864,599

As of June 30, 2010, our total debt had a carrying value of $901.8 million and a fair value of $877.7 million.

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

As of September 30, 2010, we are in compliance with all of the covenants contained in our loan agreements.

Interest paid was $21.6 million and $22.0 million for the three months ended September 30, 2010 and 2009, respectively. Accrued interest of $9.8 million and $13.9 million was included in accrued expenses and other current liabilities at September 30, 2010 and June 30, 2010, respectively.

10.	Loss on Liquidation of Foreign Subsidiary

In connection with the acquisition of one of our wireless businesses in the U.K. in 2003, we set up a foreign partnership to finance the acquisition.  We invested $19.5 million in the partnership and the partnership advanced those funds to our foreign holding company in the form of a loan, the proceeds of which was used for the acquisition.

During the quarter ended September 30, 2009, the loan was fully repaid to the partnership, with interest, and we received a return of capital and dividends.  The partnership has been substantially liquidated.

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

11.	Comprehensive Income

The components of comprehensive income (loss) were as follows:

	Three Months Ended September 30,
	2010	2009
(In thousands)

Net income (loss)	$(5,817)	$(20,543)
Increase (decrease) in fair value of interest rate swap contracts, net of tax provision (benefit) of $1,113 and $124	1,753	196
Valuation allowance against non-current marketable securities	37	269
Foreign currency translation adjustment, net of tax of $680 and $0	10,022	5,884
Total comprehensive income (loss)	$5,995	$(14,194)

 Accumulated other comprehensive income (loss) was as follows:

	Unrealized
	Gain (Loss)	Valuation	Minimum	Foreign
	on Interest	Allowance Against	Pension	Currency
	Rate Swap	Non-Current	Liability	Translation
	Contracts	Marketable	Adjustment	Adjustment	Total
	(net of tax)	Securities	(net of tax)	(net of tax)	(net of tax)
	(In thousands)

Balance, June 30, 2010	$(4,046)	$(1,276)	$(773)	$(47,480)	$(53,575)
Three months' activity	1,753	37	-	10,022	11,812
Balance, September 30, 2010	$(2,293)	$(1,239)	$(773)	$(37,458)	$(41,763)

The valuation allowance for non-current marketable securities is not adjusted for income taxes as it would create a capital loss carryforward upon realization for which we would record a valuation allowance against the related deferred tax asset.

Prior to fiscal 2009, the foreign currency translation adjustments were not adjusted for income taxes as they related to indefinite investments in non-U.S. subsidiaries.  Deferred U.S. income taxes have been provided on certain undistributed foreign earnings for years subsequent to fiscal 2008 since we expect that substantially all of these earnings will be distributed to the U.S.  As of September 30, 2010, we have recorded a deferred U.S. income tax on the foreign currency translation adjustment created by the post-fiscal 2008 undistributed foreign earnings.

12.	Legal Matters

In March 2005, we sold the net assets of our shock and vibration control device manufacturing business, which we refer to as VMC. Under the terms of the sale agreements, we retained certain liabilities relating to adverse environmental conditions that existed at the premises occupied by VMC as of the date of sale. We recorded a liability for the estimated remediation costs related to adverse environmental conditions that existed at the VMC premises when it was sold. The accrued environmental liability at September 30, 2010 was $1.6 million, of which $322,000 was expected to be paid within one year.

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

We have also identified other ITAR noncompliance in our past business activities as well as in the pre-acquisition business activities of certain recently acquired companies. These include the inadvertent export of products without a required license and the disclosure of controlled technology to certain foreign national employees. These matters were formally disclosed to the U.S. Department of State during 2009 and 2010. At this time it is not possible to determine whether any fines or other penalties will be asserted against us or the materiality of any outcome.

We are also involved in various other claims and legal actions that arise in the ordinary course of business. We do not believe that the ultimate resolution of any of these actions will have a material adverse effect on our business, results of operations, financial position, liquidity or capital resources.

13.	Business Segments

We are a global provider of radio frequency, or RF, and microwave integrated circuits, components and systems used in the design, development and maintenance of technically demanding, high-performance wireless communication systems. Our solutions include highly specialized microelectronic components and test and measurement equipment used by companies in the space, avionics, defense, commercial wireless communications, medical and other markets. Approximately 31% of our sales for the three months ended September 30, 2010 and 36% for the three months ended September 30, 2009 were to agencies of the United States government or to prime defense contractors or subcontractors of the United States government. No customer constituted more than 10% of sales during any of the periods presented. Inter-segment sales were not material and have been eliminated from the tables below.

The majority of our operations are located in the United States. We also have operations in Europe and Asia, with our most significant operations in the United Kingdom (“U.K.”).  Net sales from facilities located in the U.K. were approximately $23.1 million for the three months ended September 30, 2010 and $26.3 million for the three months ended September 30, 2009.  Total assets of the U.K. operations were $171.0 million as of September 30, 2010 and $159.9 million as of June 30, 2010.

Net sales, based on the customers’ locations, attributed to the United States and other regions were as follows:

	Three Months Ended September 30,
	2010	2009
	(In thousands)

United States of America	$88,520	$80,185
Europe and Middle East	30,302	28,467
Asia and Australia	33,111	19,515
Other regions	3,998	1,949
	$155,931	$130,116

Selected financial data by segment is as follows:

	Three Months Ended September 30,
	2010	2009
	(In thousands)

Net sales
Microelectronic solutions ("AMS")	$77,305	$67,361
Test solutions ("ATS")	78,626	62,755
Net sales	$155,931	$130,116

Segment adjusted operating income
- AMS	$18,887	$15,024
- ATS	6,857	7,965
General corporate expense	(2,414)	(2,931)
Adjusted operating income	23,330	20,058

Amortization of acquired intangibles
- AMS	(9,260)	(8,836)
- ATS	(6,703)	(6,769)
Business acquisition costs
- Corporate	(190)	-
Share-based compensation
- Corporate	(513)	(489)
Restructuring charges
- AMS	(576)	-
- ATS	(1,223)	(187)
Merger related expenses - Corporate	(715)	(693)
Loss on liquidation of foreign subsidiary - ATS	-	(7,696)
Current period impact of acquisition related adjustments:
Inventory - AMS	(183)	(246)
Inventory - ATS	(447)	-
Depreciation - AMS	(117)	(275)
Depreciation - ATS	(120)	(506)
Depreciation - Corporate	(55)	(55)
Deferred revenue - ATS	(25)	(32)
Operating income (loss) (GAAP)	3,203	(5,726)

Interest expense	(21,238)	(21,039)
Other income (expense), net	(29)	57
Income (loss) before income taxes	$(18,064)	$(26,708)

Management evaluates the operating results of our two segments based upon adjusted operating income, which is pre-tax operating income before costs related to amortization of acquired intangibles, share-based compensation, restructuring expenses, business acquisition and merger related expenses, loss on liquidation of foreign subsidiary and the impact of any acquisition related adjustments. We have set out above our adjusted operating income by segment and in the aggregate, and have provided a reconciliation of adjusted operating income to operating income (loss) on a GAAP basis and income (loss) before income taxes for the periods presented.

14.	Guarantor/Non-Guarantor Financial Information

The following supplemental condensed consolidating financial information sets forth, on an unconsolidated basis, the balance sheets at September 30, 2010 and June 30, 2010 and the statements of operations and cash flows for the three months ended September 30, 2010 and 2009 for Aeroflex Incorporated (”Parent”), the Guarantor Subsidiaries and, on a combined basis, the Non-Guarantor Subsidiaries. The supplemental condensed consolidating financial information reflects for all periods presented, the investments of Parent in the Guarantor Subsidiaries as well as investments of Parent and the Guarantor Subsidiaries in the Non-Guarantor Subsidiaries, in all cases using the equity method.  For purposes of this note, Guarantor Subsidiaries refer to the subsidiaries of Parent that have guaranteed principal debt obligations of Parent.  The purchase price allocation adjustments, including applicable intangible assets, arising from business acquisitions have been pushed down to the applicable subsidiary columns (see Note 3).

Each of the Guarantor Subsidiaries is 100% owned by the Parent Company and guarantees the debt on an unconditional and joint and several basis.

Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2010
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$109,597	$47,935	$(1,601)	$155,931
Cost of sales	-	55,723	22,448	(1,657)	76,514
Gross profit	-	53,874	25,487	56	79,417
Selling, general and administrative costs	3,887	21,737	11,885	-	37,509
Research and development costs	-	13,647	9,095	-	22,742
Amortization of acquired intangibles	-	13,685	2,278	-	15,963
Operating income (loss)	(3,887)	4,805	2,229	56	3,203

Other income (expense):
Interest expense	(21,226)	(12)	-	-	(21,238)
Other income (expense), net	7	98	(134)	-	(29)
Intercompany charges	19,878	(19,279)	(599)	-	-
Income (loss) before income taxes	(5,228)	(14,388)	1,496	56	(18,064)
Provision (benefit) for income taxes	(237)	(2,954)	372	(9,428)	(12,247)
Equity income (loss) of subsidiaries	(826)	1,199	-	(373)	-
Net income (loss)	$(5,817)	$(10,235)	$1,124	$9,111	$(5,817)

Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2009
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$97,895	$33,390	$(1,169)	$130,116
Cost of sales	-	51,320	14,993	(1,191)	65,122
Gross profit	-	46,575	18,397	22	64,994
Selling, general and administrative costs	4,169	18,213	7,856	-	30,238
Research and development costs	-	10,686	6,495	-	17,181
Amortization of acquired intangibles	-	13,383	2,222	-	15,605
Loss on liquidation of foreign subsidiary	-	7,696	-	-	7,696
Operating income (loss)	(4,169)	(3,403)	1,824	22	(5,726)

Other income (expense):
Interest expense	(21,022)	(17)	-	-	(21,039)
Other income (expense), net	381	(106)	(218)	-	57
Intercompany charges	19,794	(19,318)	(476)	-	-
Income (loss) before income taxes	(5,016)	(22,844)	1,130	22	(26,708)
Provision (benefit) for income taxes	(4,436)	(2,690)	219	742	(6,165)
Equity income (loss) of subsidiaries	(19,963)	702	-	19,261	-
Net income (loss)	$(20,543)	$(19,452)	$911	$18,541	$(20,543)

Condensed Consolidating Balance Sheet
As of September 30, 2010
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$29,289	$(2,109)	$37,950	$-	$65,130
Accounts receivable, net	-	75,810	53,496	-	129,306
Inventories	-	103,767	40,039	(1,253)	142,553
Deferred income taxes	3,827	23,114	(3)	-	26,938
Prepaid expenses and other current assets	3,672	5,368	4,641	-	13,681
Total current assets	36,788	205,950	136,123	(1,253)	377,608

Property, plant and equipment, net	12,417	69,483	21,498	-	103,398
Non-current marketable securities, net	9,806	-	-	-	9,806
Deferred financing costs, net	19,790	-	-	-	19,790
Other assets	13,935	6,645	2,308	-	22,888
Intangible assets with definite lives, net	-	199,874	30,428	-	230,302
Intangible assets with indefinite lives	-	88,414	25,754	-	114,168
Goodwill	(10)	415,200	44,304	-	459,494
Total assets	$92,726	$985,566	$260,415	$(1,253)	$1,337,454

Liabilities and Stockholder's Equity
Current liabilities:
Current portion of long-term debt	$-	$360	$-	$-	$360
Accounts payable	4	18,817	19,030	-	37,851
Advance payments by customers and deferred revenue	-	17,910	12,308	-	30,218
Income taxes payable	528	259	1,688	-	2,475
Accrued payroll expenses	2,758	17,778	2,054	-	22,590
Accrued expenses and other current liabilities	25,940	13,308	14,526	-	53,774
Total current liabilities	29,230	68,432	49,606	-	147,268

Long-term debt	882,078	385	-	-	882,463
Deferred income taxes	15,598	110,083	14,529	(9,428)	130,782
Defined benefit plan obligations	5,684	-	-	-	5,684
Other long-term liabilities	1,537	8,281	4,285	-	14,103
Intercompany investment	(308,715)	79,354	229,361	-	-
Intercompany receivable/payable	(839,214)	873,971	(34,273)	(484)	-
Total liabilities	(213,802)	1,140,506	263,508	(9,912)	1,180,300

Stockholder's equity	306,528	(154,940)	(3,093)	8,659	157,154
Total liabilities and stockholder's equity	$92,726	$985,566	$260,415	$(1,253)	$1,337,454

Condensed Consolidating Balance Sheet
As of June 30, 2010
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$75,187	$(3,821)	$29,297	$-	$100,663
Accounts receivable, net	-	88,051	53,544	-	141,595
Inventories	-	94,669	33,209	(1,310)	126,568
Deferred income taxes	4,939	23,224	(145)	-	28,018
Prepaid expenses and other current assets	3,046	2,840	5,097	-	10,983
Total current assets	83,172	204,963	121,002	(1,310)	407,827

Property, plant and equipment, net	12,491	69,150	20,021	-	101,662
Non-current marketable securities, net	9,769	-	-	-	9,769
Deferred financing costs, net	20,983	-	-	-	20,983
Other assets	13,634	6,385	1,799	-	21,818
Intangible assets with definite lives, net	-	207,849	30,464	-	238,313
Intangible assets with indefinite lives	-	85,404	24,490	-	109,894
Goodwill	(10)	404,632	41,252	-	445,874
Total assets	$140,039	$978,383	$239,028	$(1,310)	$1,356,140

Liabilities and Stockholder's Equity
Current liabilities:
Current portion of long-term debt	$21,457	$360	$-	$-	$21,817
Accounts payable	4	14,376	14,423	-	28,803
Advanced payments by customers and deferred revenue	-	19,091	11,650	-	30,741
Income taxes payable	969	43	3,603	-	4,615
Accrued payroll expenses	2,198	18,834	2,050	-	23,082
Accrued expenses and other current liabilities	33,904	12,598	12,315	-	58,817
Total current liabilities	58,532	65,302	44,041	-	167,875

Long-term debt	879,645	385	-	-	880,030
Deferred income taxes	15,835	109,570	13,444	-	138,849
Defined benefit plan obligations	5,763	-	-	-	5,763
Other long-term liabilities	1,595	8,303	2,741	-	12,639
Intercompany investment	(287,515)	60,154	227,361	-	-
Intercompany receivable/payable	(842,950)	878,174	(34,740)	(484)	-
Total liabilities	(169,095)	1,121,888	252,847	(484)	1,205,156

Stockholder's equity:	309,134	(143,505)	(13,819)	(826)	150,984
Total liabilities and stockholder's equity	$140,039	$978,383	$239,028	$(1,310)	$1,356,140

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended September 30, 2010
(In thousands)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$(5,817)	$(10,235)	$1,124	$9,111	$(5,817)
Changes in operating assets and liabilities and non-cash items included in net income (loss)	(18,514)	33,651	7,223	(9,111)	13,249
Net cash provided by (used in) operating activities	(24,331)	23,416	8,347	-	7,432
Cash flows from investing activities:
Payment for purchase of business, net of cash acquired	-	(19,185)	-	-	(19,185)
Capital expenditures	(109)	(2,746)	(1,853)	-	(4,708)
Other, net	-	227	211	-	438
Net cash provided by (used in) investing activities	(109)	(21,704)	(1,642)	-	(23,455)
Cash flows from financing activities:
Debt repayments	(21,458)	-	-	-	(21,458)
Net cash provided by (used in) financing activities	(21,458)	-	-	-	(21,458)
Effect of exchange rate changes on cash and cash equivalents	-	-	1,948	-	1,948
Net increase (decrease) in cash and cash equivalents	(45,898)	1,712	8,653	-	(35,533)
Cash and cash equivalents at beginning of period	75,187	(3,821)	29,297	-	100,663
Cash and cash equivalents at end of period	$29,289	$(2,109)	$37,950	$-	$65,130

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended September 30, 2009
(In thousands)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$(20,543)	$(19,452)	$911	$18,541	$(20,543)
Changes in operating assets and liabilities and non-cash items included in net income (loss)	38,477	21,245	(7,418)	(18,541)	33,763
Net cash provided by (used in) operating activities	17,934	1,793	(6,507)	-	13,220
Cash flows from investing activities:
Capital expenditures	(171)	(2,195)	(858)	-	(3,224)
Proceeds from sale of marketable securities	1,000	-	-	-	1,000
Other, net	(355)	47	72	-	(236)
Net cash provided by (used in) investing activities	474	(2,148)	(786)	-	(2,460)
Cash flows from financing activities:
Debt repayments	(1,313)	-	-	-	(1,313)
Net cash provided by (used in) financing activities	(1,313)	-	-	-	(1,313)
Effect of exchange rate changes on cash and cash equivalents	-	-	(191)	-	(191)
Net increase (decrease) in cash and cash equivalents	17,095	(355)	(7,484)	-	9,256
Cash and cash equivalents at beginning of period	31,221	(15)	26,542	-	57,748
Cash and cash equivalents at end of period	$48,316	$(370)	$19,058	$-	$67,004

15.	Subsequent Events

Registration Statement Filing

On November 5, 2010, our parent corporation, Aeroflex Holding Corp., filed an amended registration statement with the SEC relating to the proposed initial public offering of its common stock.  Aeroflex Holding Corp. is offering to sell 17,250,000 shares at a price per share between $13.50 and $15.50.

Debt Tender Offer

In connection with the initial public offering, a portion of the net proceeds will be used to make a capital contribution to the Company to enable us to, among other things, tender for a portion of our senior notes and offer to purchase a portion of our senior subordinated unsecured term loans.  On November 5, 2010 we commenced the tender offer, which is conditional upon, among other things, the closing of Aeroflex Holding Corp.’s initial public offering of its common stock.  We expect to purchase an aggregate of approximately $175 million of senior notes and term loans at a premium to face value, which is anticipated to result in a loss on partial extinguishment of debt and the write-off of the related deferred financing costs.

Amendment to Senior Secured Credit Agreement

On November 4, 2010, we entered into an agreement with the lenders of our senior secured credit facility, for which we paid a $3.3 million fee, to amend our credit agreement to, among other things:

•
increase the amount of cash we can spend for acquisitions of businesses from $20 million per year and a $100 million aggregate amount, to $200 million in the aggregate, from the effective date of the amendment to the credit facility maturity date, August 15, 2014, with no annual cap;

•
permit us to pay, upon the completion of the Aeroflex Holding Corp. initial public offering, a $2.5 million transaction fee and a $16.9 million termination fee for the termination of the Advisory Agreement, in lieu of future advisory fees, and;

•
set our interest rate margin, based on our current credit rating. Our current credit rating would increase our interest rate margin by 75 basis points for all tranches of debt within the secured credit facility.

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

•	adverse developments in the global economy;

•	our inability to make payments on our significant indebtedness;

•	our dependence on growth in our customers' businesses;

•	our inability to remain competitive in the markets we serve;

•	our inability to continue to develop, manufacture and market innovative, customized products and services that meet customer requirements for performance and reliability;

•	any failure of our suppliers to provide us with raw materials and/or properly functioning component parts;

•	termination of our key contracts, including technology license agreements, or loss of our key customers;

•	our inability to protect our intellectual property;

•	our failure to comply with regulations such as ITAR and any changes in regulations;

•	our exposure to auction rate securities and the impact this exposure has on our liquidity;

•
our failure to realize anticipated benefits from completed acquisitions, divestitures or restructurings, or the possibility that such acquisitions, divestitures or restructurings could adversely affect us;

•	the loss of key employees;

•	our exposure to foreign currency exchange rate risks;

•	terrorist acts or acts of war; and

•	other risks and uncertainties, including those listed under the caption "Risk Factors" disclosed in our Fiscal 2010 Form 10-K.

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

Results of Operations

The following table sets forth our historical results of operations as a percentage of net sales for the periods indicated below:

	Three Months Ended September 30,
	2010		2009

Net sales	100.0%		100.0%
Costs of sales	49.1		50.0
Gross profit	50.9		50.0

Operating expenses:
Selling, general and administrative costs	24.1		23.3
Research and development costs	14.6		13.2
Amortization of acquired intangibles	10.2		12.0
Loss on liquidation of foreign subsidiary	-		5.9
Total operating expenses	48.9		54.4

Operating income (loss)	2.0		(4.4)

Interest expense	(13.6)		(16.1)
Other income (expense), net	-		-
Income (loss) before income taxes	(11.6)		(20.5)
Provision (benefit) for income taxes	(7.9)		(4.7)

Net income (loss)	(3.7	) %	(15.8)%

Statements of Operations

Management evaluates the operating results of our two segments based upon adjusted operating income, which is pre-tax operating income before costs related to amortization of acquired intangibles, share-based compensation, restructuring expenses, business acquisition and merger related expenses, loss on liquidation of foreign subsidiary and the impact of any acquisition related adjustments. We have set out below our adjusted operating income by segment and in the aggregate, and have provided a reconciliation of adjusted operating income to operating income (loss) on a GAAP basis and income (loss) before income taxes for the periods presented.

	Three Months Ended September 30,
	2010	2009
	(In thousands)

Net sales
Microelectronic solutions ("AMS")	$77,305	$67,361
Test solutions ("ATS")	78,626	62,755
Net sales	$155,931	$130,116

Segment adjusted operating income
- AMS	$18,887	$15,024
- ATS	6,857	7,965
General corporate expense	(2,414)	(2,931)
Adjusted operating income	23,330	20,058

Amortization of acquired intangibles
- AMS	(9,260)	(8,836)
- ATS	(6,703)	(6,769)
Business acquisition costs
- Corporate	(190)	-
Share-based compensation
- Corporate	(513)	(489)
Restructuring charges
- AMS	(576)	-
- ATS	(1,223)	(187)
Merger related expenses - Corporate	(715)	(693)
Loss on liquidation of foreign subsidiary - ATS	-	(7,696)
Current period impact of acquisition related adjustments:
Inventory - AMS	(183)	(246)
Inventory - ATS	(447)	-
Depreciation - AMS	(117)	(275)
Depreciation - ATS	(120)	(506)
Depreciation - Corporate	(55)	(55)
Deferred revenue - ATS	(25)	(32)
Operating income (loss) (GAAP)	3,203	(5,726)

Interest expense	(21,238)	(21,039)
Other income (expense), net	(29)	57
Income (loss) before income taxes	$(18,064)	$(26,708)

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Net Sales.  Net sales increased $25.8 million, or 20%, to $155.9 million for the three months ended September 30, 2010 from $130.1 million for the three months ended September 30, 2009.  Businesses acquired since September 30, 2009 contributed $6.9 million to sales, or 5% in the current quarter.

Net sales in the AMS segment increased 15% to $77.3 million for the three months ended September 30, 2010 from $67.4 million for the three months ended September 30, 2009.  Specific variances include a volume driven $5.9 million increase in sales of components, including $1.5 million from ACC, acquired in August 2010, a volume driven $4.1 million increase in sales of integrated circuits; and additional sales of $1.3 million from Radiation Assured Devices, Inc., or RAD, acquired in June 2010.  The increases in sales were partially offset by volume driven reductions of $913,000 in sales of motion control products and $399,000 in sales of microelectronics modules.

Net sales in the ATS segment increased 25% to $78.6 million for the three months ended September 30, 2010 from $62.8 million for the three months ended September 30, 2009.  Specific variances include a volume driven $7.9 million increase in sales of wireless test products; a volume driven $3.2 million increase in sales from avionic products; and a volume driven $3.0 million increase in sales of radio test sets. In addition, there were additional wireless test products sales of $4.0 million from Willtek Communications, or Willtek, acquired in May 2010.  The increases in net sales were partially offset by a volume driven reduction of $2.2 million in sales of general purpose test products.

Gross Profit.  Gross profit equals net sales less cost of sales. Cost of sales includes materials, direct labor, amortization of capitalized software development costs and overhead expenses such as engineering labor, fringe benefits, depreciation, allocable occupancy costs and manufacturing supplies.

On a consolidated basis, gross profit was $79.4 million, or 50.9% of net sales, for the three months ended September 30, 2010 and $65.0 million, or 50.0% of net sales, for the three months ended September 30, 2009.

	Gross Profit
Three Months
Ended		% of		% of		% of
September 30,	AMS	Net Sales	ATS	Net Sales	Total	Net Sales
	(In thousands, except percentages)

2009	$30,999	46.0%	$33,995	54.2%	$64,994	50.0%
2010	$38,321	49.6%	$41,096	52.3%	$79,417	50.9%

Gross margins in the AMS segment were 49.6% for the three months ended September 30, 2010 and 46.0% for the three months ended September 30, 2009.  The increase in gross margins is principally attributable to (i) favorable product mix and volume efficiencies in components; and (ii) favorable product mix and increased sales of integrated circuits, combined with the additional sales of RAD services, acquired in June 2010 (which have margins higher than the segment average).

Gross margins in the ATS segment were 52.3% for the three months ended September 30, 2010 and 54.2% for the three months ended September 30, 2009.  The decrease in gross margins was principally attributable to wireless product sales, which included more hardware products than software products as compared to the prior year.  While wireless hardware products have higher gross margins than the segment average, they are not as high as the gross margins of wireless software products. Despite the reduction in margins, gross profit increased $7.1 million for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 due to increased sales.

Selling, General and Administrative Costs.  Selling, general and administrative costs include office and management salaries, fringe benefits, commissions, insurance and professional fees.

On a consolidated basis SG&A costs increased $7.3 million, or 24%, to $37.5 million for the three months ended September 30, 2010.  As a percentage of sales, SG&A costs increased from 23.2% to 24.1% from the three months ended September 30, 2009 to the three months ended September 30, 2010.   The SG&A of the acquired businesses increased SG&A by $2.0 million.

	Selling, General and Administrative Costs
Three Months
Ended		% of		% of			% of
September 30,	AMS	Net Sales	ATS	Net Sales	Corporate	Total	Net Sales
	(In thousands, except percentages)

2009	$9,988	14.8%	$16,082	25.6%	$4,168	$30,238	23.3%
2010	$12,562	16.2%	$21,060	26.8%	$3,887	$37,509	24.1%

In the AMS segment, SG&A costs increased $2.6 million, or 26%, to $12.6 million for the three months ended September 30, 2010. This increase is primarily due to additional costs of $859,000 related to RAD, acquired in June 2010, and ACC, acquired in August 2010; general increases in our existing businesses, primarily due to increased employee related expenses of $714,000 and commissions of $271,000; and increased restructuring costs of $178,000.  SG&A costs in the AMS segment increased from 14.8% to 16.2%, as a percentage of sales, from the three months ended September 30, 2009 to the three months ended September 30, 2010.

In the ATS segment, SG&A costs increased $5.0 million, or 31%, to $21.1 million for the three months ended September 30, 2010, primarily due to increased commissions of $2.2 million, due to the increase in sales volume and a change in product mix; increased employee related expenses of $1.2 million; additional costs of $1.1 million related to Willtek, acquired in May 2010; and a net increase in restructuring costs of $520,000.  As a percentage of sales, SG&A costs in the ATS segment increased from 25.6% to 26.8% from the three months ended September 30, 2009 to the three months ended September 30, 2010.

Corporate general and administrative costs decreased $282,000.

Research and Development Costs. Research and development costs include materials, engineering labor and allocated overhead.

On a consolidated basis, research and development costs increased by $5.6 million, or 32%, to $22.7 million for the three months ended September 30, 2010. As a percentage of sales, research and development costs increased from 13.2% to 14.6% from the three months ended September 30, 2009 to the three months ended September 30, 2010.

	Research and Development Costs
Three Months
Ended		% of		% of		% of
September 30,	AMS	Net Sales	ATS	Net Sales	Total	Net Sales
	(In thousands, except percentages)

2009	$6,508	9.7%	$10,673	17.0%	$17,181	13.2%
2010	$7,747	10.0%	$14,995	19.1%	$22,742	14.6%

AMS segment self-funded research and development costs increased $1.2 million, or 19%, to $7.7 million for the three months ended September 30, 2010 primarily due to the increased efforts in the development of next generation component products and additional spending on projects within integrated circuits.  As a percentage of sales, AMS segment research and development costs increased from 9.7% for the three months ended September 30, 2009 to 10.0% for the three months ended September 30, 2010.

ATS segment self-funded research and development costs increased $4.3 million, or 40%, to $15.0 million for the three months ended September 30, 2010 primarily due to increases in our radio test and avionics divisions, for the development of a common platform technology, and additional costs of $871,000 related to Willtek, acquired in May 2010.

Restructuring Costs.  The AMS segment incurred total restructuring costs of $576,000 ($398,000 in cost of sales and $178,000 in SG&A), for the three months ended September 30, 2010 which primarily relate to consolidation and reorganization efforts in one of our components facilities in connection with the ACC acquisition.  There were no comparable charges for the three months ended September 30, 2009.

The ATS segment incurred restructuring costs of $1.2 million for the three months ended September 30, 2010 ($10,000 in cost of sales, $628,000 in SG&A and $585,000 in R&D).  In comparison, for the three months ended September 30, 2009, the ATS segment incurred restructuring costs of $187,000 ($79,000 in cost of sales and $108,000 in SG&A). In both periods, the costs related to consolidation and reorganization efforts in our U.K. operations.

Amortization of Acquired Intangibles.  Amortization of acquired intangibles increased $358,000 for the three months ended September 30, 2010 primarily due to additional amortization related to various acquisitions; Willtek, in May 2010; RAD, in June 2010; and ACC, in August 2010.  The increases in amortization were partially offset by certain intangibles becoming fully amortized during fiscal 2010.  By segment, the amortization increased $424,000 in the AMS segment and decreased $66,000 in the ATS segment.

Loss on Liquidation of Foreign Subsidiary. During the three months ended September 30, 2009, we recognized a $7.7 million non-cash loss on liquidation of a foreign subsidiary.  There was no similar charge recorded for the three months ended September 30, 2010.

Other Income (Expense).  Interest expense was $21.2 million for the three months ended September 30, 2010 and $21.0 million for the three months ended September 30, 2009. Other income (expense) of ($29,000) for the three months ended September 30, 2010 consisted primarily of ($202,000) of foreign currency transaction losses, offset by $173,000 of interest and miscellaneous income.  Other income (expense) of $57,000 for the three months ended September 30, 2009 consisted primarily of $296,000 of interest and miscellaneous income, offset by ($239,000) of foreign currency transaction losses.

Provision for Income Taxes.   The income tax benefit was $12.2 million for the three months ended September 30, 2010, an effective income tax rate of 67.8%.  We had an income tax benefit for the three months ended September 30, 2009 of $6.2 million, an effective income tax rate of 23.1%. The effective income tax rate for both periods differed from the amount computed by applying the U.S. Federal income tax rate to income before income taxes primarily due to foreign, state and local income taxes, including U.S. income tax on certain foreign net income, since we anticipate that we will be repatriating these earnings to the U.S.  During the three months ended September 30, 2010, we identified an overstatement of deferred income tax liabilities established in the fourth quarter of fiscal 2009 and throughout fiscal 2010 related to U.S. income taxes provided on foreign source income. After consideration of both quantitative and qualitative factors, we determined the amounts were not material to any of those prior period financial statements or the fiscal 2011 estimated results and thus corrected the balance in the three months ended September 30, 2010.  Accordingly, the consolidated balance sheet at September 30, 2010 presented in this Form 10-Q has been adjusted to reduce deferred income tax liabilities by $3.7 million, with a corresponding increase in income tax benefit in the statement of operations for the three months ended September 30, 2010.  The adjustment did not impact the statement of cash flows.  The tax benefit of $6.2 million for the three months ended September 30, 2009 was also affected by the unfavorable impact of a $7.7 million nondeductible loss on the liquidation of a foreign subsidiary, and the favorable impact of a $10.3 million loss for tax purposes on the write off of our investment in a foreign subsidiary in fiscal 2009.  For financial statement purposes, the loss had been recognized in the prior periods, however, for tax purposes the loss was recognized at the time of divesture, effective September 2009.

In the three months ended September 30, 2010, we paid income taxes of $3.7 million and received tax refunds of $20,000 related to federal, state and foreign income taxes.  In the three months ended September 30, 2009, we paid income taxes of $3.1 million and received refunds of $603,000.

Net income (loss).  The net loss was $5.8 million for the three months ended September 30, 2010 and $20.5 million for the three months ended September 30, 2009.

Liquidity and Capital Resources

As of September 30, 2010, we had $65.1 million of cash and cash equivalents, $230.3 million in working capital and our current ratio was 2.56 to 1.

In early February 2008, when auctions for auction rate securities began to fail, our gross investment in marketable securities consisted of $46.5 million of auction rate securities. Auction rate securities represent long-term variable rate bonds that generally carry maturities of ten years to thirty-five years from the date of issuance, and whose rates are tied to short-term interest rates that are reset through an auction process every seven to thirty-five days, and are classified as available for sale securities. From early February 2008 to September 2010, $35.4 million of our auction rate securities were redeemed by the issuers of the auction rate securities at an average of 99.1% of par. The $11.1 million of auction rate securities that we currently hold are partially offset by a valuation allowance of $1.3 million.

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

Our principal liquidity requirements are to service our debt and interest and meet our working capital and capital expenditure needs. As of September 30, 2010, we had $882.8 million of debt outstanding (of which $882.5 million was long-term), including approximately $489.1 million under our senior secured credit facility, $225.0 million of senior unsecured notes and $168.0 million under our senior subordinated unsecured credit facility, including paid-in-kind interest. Additionally, at September 30, 2010 we were able to borrow $50.0 million under the revolving portion of our senior secured credit facility.

The following is a summary of required principal repayments of our debt for the next five years and thereafter as of September 30, 2010:

Twelve Months Ended September 30,	(In thousands)
2011	$360
2012	385
2013	-
2014	489,105
2015	392,973
Thereafter	-
Total	$882,823

As of September 30, 2010, we and our subsidiaries were in compliance with all of the covenants contained in our loan agreements. Certain loan covenants are based on Adjusted EBITDA. Adjusted EBITDA is defined as EBITDA (net income (loss), before interest expense, income taxes, depreciation and amortization), adjusted to add back certain non-cash, non-recurring and other items, as required by various covenants in our debt agreements.  Our use of the term Adjusted EBITDA may vary from others in our industry.  EBITDA and Adjusted EBITDA are not measures of operating income (loss), performance or liquidity under U.S. GAAP and are subject to important limitations.  A reconciliation of net income (loss), which is a U.S. GAAP measure of our operating results, to Adjusted EBITDA, as defined in our debt agreements, is as follows:

	Three Months Ended September 30,
	2010	2009
	(In thousands)

Net income (loss)	$(5,817)	$(20,543)
Interest expense	21,238	21,039
Provision (benefit) for income taxes	(12,247)	(6,165)
Depreciation and amortization	20,886	21,246
EBITDA	24,060	15,577

Non-cash purchase accounting adjustments	655	278
Merger related expenses	715	693
Restructuring costs (a)	1,799	187
Share-based compensation (b)	513	489
Business acquisition expenses	190	-
Non-cash loss on liquidation of foreign subsidiary	-	7,696
Other defined items (c)	479	(374)
Adjusted EBITDA	$28,411	$24,546

(a)
Primarily reflects costs associated with the reorganization of our U.K. operations and consolidation of certain of our U.S. components facilities and the pro forma savings related thereto. Pro forma savings reflects the amount of costs that we estimate would have been eliminated during the period in which a restructuring occurred had the restructuring occurred as of the first day of that period.

(b)	Reflects non-cash share-based compensation expense.

(c)
Reflects other adjustments required in calculating our debt covenant compliance. These other defined items include pro forma EBITDA for periods prior to the acquisition dates for companies acquired during the periods presented.

Financial covenants in our senior secured credit facility include (i) a maximum leverage ratio of total debt (less up to $15.0 million of unrestricted cash) to Adjusted EBITDA, as defined in our senior secured credit facility, and (ii) maximum consolidated capital expenditures. The maximum leverage ratio permitted for the twelve months ended September 30, 2010 was 5.90, whereas our actual leverage ratio was 5.14. The maximum leverage ratio remains at 5.90 until September 30, 2011, when it decreases to 5.20.

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

Cash Flows

For the three months ended September 30, 2010, our cash flow provided by operations was $7.4 million.  Our investing activities used cash of $23.5 million, primarily for payments for the purchase of business of $19.2 million and for capital expenditures of $4.7 million. Our financing activities used cash of $21.5 million to repay indebtedness.

For the three months ended September 30, 2009, our cash flow provided by operations was $13.2 million. Our investing activities used cash of $2.5 million, primarily for capital expenditures of $3.2 million, partially offset by proceeds from the sale of marketable securities of $1.0 million.  Our financing activities used cash of $1.3 million to repay indebtedness.

Capital Expenditures

Capital expenditures were $4.7 million and $3.2 million for the three months ended September 30, 2010 and 2009, respectively.  Our capital expenditures primarily consist of equipment replacements.

Contractual Obligations

The following table summarizes our obligations and commitments to make future payments under debt and other obligations as of September 30, 2010:

Payments Due By Period (1)
	(In millions)
					Beyond
	Total	Year 1	Years 2 - 3	Years 4 - 5	5 Years

Senior secured credit facility	$489.1	$-	$-	$489.1	$-
Senior notes	225.0	-	-	225.0	-
Subordinated unsecured credit facility	168.0	-	-	168.0	-
Other long-term debt	0.8	0.4	0.4	-	-
Operating leases (2)	23.0	7.3	9.1	3.2	3.4
Employment agreements	8.4	5.1	3.2	0.1	-
Advisory fee (3)	5.8	2.9	2.9	-	-
Contingent consideration for acquired companies(4)	28.1	5.6	9.8	7.3	5.4
Total	$948.2	$21.3	$25.4	$892.7	$8.8

(1)	Amounts do not include interest payments.

(2)	We do not expect any future minimum sub-lease rentals associated with operating lease commitments shown in the above table.

(3)
The annual advisory fee is payable to our Sponsors - The Veritas Capital Fund III, L.P., Golden Gate Private Equity, Inc. and GS Direct, L.L.C. - throughout the term of an advisory agreement, which has an initial term expiring on December 31, 2013 and is automatically renewable for additional one year terms thereafter unless terminated. For purposes of this table we have assumed that such agreement terminates December 31, 2013. The annual fee is calculated as the greater of $2.1 million or 1.8% of adjusted EBITDA (as defined in the agreement governing our senior secured credit facility) for the prior fiscal year.  See Note 15 – “Subsequent Events – Amendment to Senior Secured Credit Agreement,” for a discussion of a potential termination of this agreement.

(4)
Represents contingent consideration for business acquisitions based upon the achievement of certain financial targets for the following amounts: (i) $4.6 million on October 31, 2010 earned in connection with our acquisition of Gaisler Research AB, or Gaisler, and (ii) $1.0 million on October 31, 2010 earned in connection with our acquisition of Airflyte Electronics Company. We may also be required to pay additional contingent consideration for business acquisitions up to the following amounts: (i) $6.0 million on October 31, 2011 in connection with our acquisition of Gaisler; (ii) an aggregate of $1.8 million over the four year period of fiscal 2011 to fiscal 2014 in connection with our acquisition of Hi-Rel Components; and (iii) in connection with our acquisition of RAD, 50% of adjusted EBITDA, as defined in the purchase agreement, generated by its business over the five year period of fiscal 2011 to fiscal 2015.

In the normal course of business, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. None of these obligations are individually significant. We do not expect that these commitments, as of September 30, 2010, will have a material adverse affect on our liquidity.

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

Further information regarding these policies appears within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010.  During the three month period ended September 30, 2010, there were no significant changes to any critical accounting policies or to the related estimates and judgments involved in applying those policies.

Recently Adopted Accounting Pronouncements

See Note 2 of the notes to the unaudited condensed consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

See Note 2 of the notes to the unaudited condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.  We are subject to interest rate risk in connection with borrowings under our senior secured credit facility.  Although we currently have interest rate swap agreements hedging portions of this debt, they will expire within the next year before the borrowings are fully repaid and we currently do not anticipate renewing them. As of September 30, 2010, we have $489.1 million outstanding under the term-loan portion of our senior secured credit facility, the un-hedged portion of which is subject to variable interest rates. Each change of 1% in interest rates would result in a $3.7 million change in our interest expense over the next year on the un-hedged portion of the term-loan borrowings and a $507,000 change in our annual interest expense on the revolving loan borrowings, assuming the entire $50.0 million was outstanding.  Any debt we incur in the future may also bear interest at floating rates.

Foreign Currency Risk.   Foreign currency contracts are used to protect us from exchange rate fluctuation from the time customers are invoiced in local currency until such currency is exchanged for U.S. dollars. We periodically enter into foreign currency contracts, which are not designated as hedges, and the change in the fair value is included in income currently within other income (expense). As of September 30, 2010, we had $47.2 million of notional value foreign currency forward contracts maturing through October 29, 2010. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts. The fair value of these contracts at September 30, 2010 was a liability of $333,000.  If foreign currency exchange rates (primarily the British pound and the Euro) change by 10% from the levels at September 30, 2010, the effect on our comprehensive income would be approximately $22.6 million.

Inflation Risk.  Inflation has not had a material impact on our results of operations or financial condition during the preceding three years.

ITEM 4.	CONTROLS AND PROCEDURES

Our disclosure controls and procedures under the Securities Exchange Act of 1934, as amended, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. The Principal Executive Officer and the Principal Financial Officer, with the assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2010 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material changes in our legal proceedings disclosed in the fiscal 2010 Form 10-K.

Item 1A.	Risk Factors

There have been no material changes in our risk factors disclosed in the fiscal 2010 Form 10-K.

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

AEROFLEX INCORPORATED (REGISTRANT)
November 9, 2010	/s/ John Adamovich, Jr.
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